Form 10-Q
period 2011-06-30
AMARIN CORP PLC\UK
filed 2011-08-09
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

132,851,998 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 317,745 ordinary shares, were outstanding as of August 3, 2011.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$131,446	$31,442
Other current assets	1,136	1,671

Total current assets	132,582	33,113

Property, plant and equipment, net	65	88
Other non-current assets	2,873	2,166

TOTAL ASSETS	$135,520	$35,367

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable	$1,930	$4,449
Accrued expenses and other liabilities	1,843	3,128

Total current liabilities	3,773	7,577

Long-Term Liabilities:
Warrant derivative liability	285,984	230,069
Lease obligations and other long-term liabilities	478	88

Total liabilities	290,235	237,734

Commitments and contingencies (Note 4)
Stockholders’ (Deficit):
Common stock, £0.50 par, unlimited authorized; 133,163,830 issued, 133,143,751 outstanding at June 30, 2011; 106,856,731 issued, 106,836,652 outstanding at December 31, 2010	111,231	90,465
Additional paid-in capital	417,413	206,718
Treasury stock; 20,079 shares at June 30, 2011 and December 31, 2010	(217)	(217)
Accumulated deficit	(683,142)	(499,333)

Total stockholders’ (deficit)	(154,715)	(202,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$135,520	$35,367

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—
Operating Expenses:
Research and development	5,189	7,771	9,638	12,924
Marketing, general and administrative	10,025	2,818	12,751	5,071

Total operating expenses	15,214	10,589	22,389	17,995

Operating loss	15,214	10,589	22,389	17,995
Loss on change in fair value of derivative liability	185,359	29,920	160,017	32,032
Interest (income) expense, net	(94)	1	(95)	14
Other (income) expense, net	(11)	830	(88)	493

Loss from operations before taxes	200,468	41,340	182,223	50,534
Provision for income taxes	1,635	17	1,586	34

Net and comprehensive loss	$202,103	$41,357	$183,809	$50,568

Loss per share:
Basic and diluted	$1.58	$0.42	$1.46	$0.51

Weighted average shares:
Basic and diluted	128,360	98,906	125,907	98,844

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2010	106,856,731	$ 90,465	$ 206,718	$ (217)	$(499,333)	$(202,367)

Warrants exercised	10,330,642	8,289	6,641	-	-	14,930
Transfer of fair value of warrants exercised from liabilities to equity	-	-	108,458	-	-	108,458
Stock issued in January financing	13,800,000	10,723	87,931	-	-	98,654
Stock options exercised	2,164,647	1,745	3,209	-	-	4,954
Tax benefits from stock-based compensation	-	-	1,061	-	-	1,061
Stock issued for services	11,810	9	35	-	-	44
Stock-based compensation	-	-	3,360	-	-	3,360
Loss for the period	-	-	-	-	(183,809)	(183,809)

At June 30, 2011	133,163,830	$111,231	$ 417,413	$ (217)	$(683,142)	$(154,715)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2009	98,801,982	$ 84,219	$ 172,339	$ (217)	$(249,744)	$6,597

Warrants exercised	1,044,937	768	726	-	-	1,494
Transfer of fair value of warrants exercised from liabilities to equity	-	-	1,952	-	-	1,952
Stock-based compensation	-	-	1,251	-	-	1,251
Loss for the period	-	-	-	-	(50,568)	(50,568)

At June 30, 2010	99,846,919	$ 84,987	$ 176,268	$ (217)	$(300,312)	$(39,274)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,809)	$(50,568)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	32	33
Stock-based compensation	3,360	1,251
Stock-based compensation—warrants	4,356	822
Stock issued for services	44	—
Excess tax benefit from stock-based awards	(1,061)	—
Loss on changes in fair value of derivative liability	160,017	32,032
Changes in assets and liabilities:
Other assets	(172)	1,170
Change in lease liability	(50)	(535)
Accounts payable, accrued expenses, and other liabilities	(2,303)	(181)

Net cash used in operating activities	(19,586)	(15,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(9)	(24)

Net cash used in investing activities	(9)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	98,654	—
Proceeds from exercise of stock options, net of transaction costs	4,954	—
Proceeds from exercise of warrants, net of transaction costs	14,930	1,494
Excess tax benefit from stock-based awards	1,061	—
Payments under capital leases	—	(7)

Net cash provided by financing activities	119,599	1,487
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,004	(14,513)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,442	52,258

CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,446	$37,745

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Income taxes	$410	$34

Non-cash transactions:
Transfer from derivative liability to equity, fair value of warrants exercised	$108,458	$1,952

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, our ordinary shares may also be referred to as “common shares” or “common stock.”

(1)	Nature of Business and Basis of Presentation

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

At June 30, 2011, the Company had cash and cash equivalents of $131.4 million. The Company’s consolidated balance sheet also includes a significant derivative liability (see footnote 3—warrants and derivative liability) reflecting the fair value of outstanding warrants to purchase shares of the Company’s common stock. This liability can only be settled in shares of the Company’s stock and, as such, would only result in cash inflows upon the exercise of the warrants—not a cash outflow. Accordingly, this warrant derivative liability presents neither a short nor long-term claim on the liquid assets of the Company.

In January 2011, the Company completed an offering of 13.8 million American Depository Shares (ADSs), with each ADS representing one share of the Company’s common stock. The shares were sold at a price of $7.60 per share, and resulted in net proceeds of $98.7 million.

The Company believes its cash will be sufficient to fund its projected operations for the next twelve months which contemplates not only working capital and general corporate needs but also the filing of a New Drug Application (NDA), commercial preparation of AMR101 and the initiation of a clinical outcomes study. This is based on management’s current operational plans and does not assume any cash inflows from strategic collaborations, warrant exercises or from equity or debt financings which may occur in future periods.

Unless the Company enters into a strategic collaboration to provide additional capital in connection with the launch, marketing and sale of AMR101, the Company will need to raise additional funds on its own to support these efforts. Additional financing may not be available when the Company needs it or may not be available on terms that are favorable to it. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to delay the establishment of sales and marketing capabilities or terminate or delay the clinical outcomes study.

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

Marketing, General and Administrative Costs

Warrant related expense from non-cash changes in fair value of the warrant derivative liability associated with warrants issued in October 2009 to former employees of Amarin is recorded as compensation expense and classified as part of marketing, general and administrative costs, net of warrants exercised.

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

Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

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

The following table presents information about the Company’s liability as of June 30, 2011 and December 31, 2010 that is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2011
In thousands	Total	Level 1	Level 2	Level 3
Liability:
Warrant derivative liability	$285,984	$—	$—	$285,984

	December 31, 2010
In thousands	Total	Level 1	Level 2	Level 3
Liability:
Warrant derivative liability	$230,069	$—	$—	$230,069

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

At June 30, 2011, the fair value of the warrant derivative liability was determined to be $286.0 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 1.05%, (ii) remaining term of 3.3 years, (iii) no dividend yield (iv) volatility of 117%, and (v) the stock price on the date of measurement. The $55.9 million increase in the fair value of the warrant liability during the six months ended June 30, 2011 was recognized as: (i) a $108.5 million transfer from warrant liability to additional paid-in capital for the fair value of warrants exercised during the six months ended June 30, 2011, (ii) a $160.0 million loss on change in fair value of the remaining derivative liability and (iii) $4.4 million compensation expense for change in fair value of warrants issued to former employees, all amounts are included in the consolidated statement of operations for the six months ended June 30, 2011. The change in the fair value of the warrant derivative liability is as follows (in thousands):

	Three months ended June 30	Six months ended June 30
Balance at March 31, 2010 & December 31, 2009	$43,686	$41,520
Loss on change in fair value of derivative liability	29,920	32,032
Compensation expense for change in fair value of warrants issued to former employees	768	822
Transfers to equity	(1,952)	(1,952)

Balance at June 30, 2010	$72,422	$72,422

	Three months ended June 30	Six months ended June 30
Balance at March 31, 2011 & December 31, 2010	$174,819	$230,069
Loss on change in fair value of derivative liability	185,359	160,017
Compensation expense for change in fair value of warrants issued to former employees	5,035	4,356
Transfers to equity	(79,229)	(108,458)

Balance at June 30, 2011	$285,984	$285,984

Segment and Geographical Information

For the three and six months ended June 30, 2011 and 2010, the Company has reported its business as a single reporting segment. The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

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

The Company has 23,664,090 warrants to purchase common shares outstanding at June 30, 2011 at a weighted-average exercise price of $1.48, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
4/27/07	17,500	17.90	1/17/2014
6/1/07	55,737	7.20	5/31/12
12/5/07	539,027	1.17	12/3/12
7/31/09	138,888	1.00	7/30/14
7/31/09	1,666,000	1.00	7/30/14
10/16/09	20,599,888	1.50	10/15/14
10/16/09	647,050	1.50	10/15/14

	23,664,090	$ 1.48

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

Although the warrants contain a pricing variability feature, the number of warrants issuable remains fixed. Therefore, as of June 30, 2011 the maximum number of common shares issuable as a result of the October 2009 private placement is 21.2 million. During the three and six months ended June 30, 2011, approximately 5.6 million and 9.6 million of the October 2009 warrants were exercised, respectively, resulting in gross proceeds to the Company of approximately $8.4 million and $14.3 million, respectively. No warrants were exercised in the six months ended June 30, 2010. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant liability to additional paid-in capital. The $108.5 million fair value of the exercised warrants was transferred from warrant liability to additional paid in capital with the change in the fair value on the exercise date recognized in the statement of operations. The fair value of the warrant liability at June 30, 2011 for the remaining warrants was determined to be approximately $286.0 million. The Company recognized a loss on change in fair value of derivative liability of $160.0 million and compensation expense of $4.4 million for the six month period ended June 30, 2011.

(4)	Commitments and Contingencies

Litigation

The Company is, from time to time, subject to legal proceedings, claims, and litigation arising in the normal course of business. At June 30, 2011, there were no asserted claims against the Company which, in the opinion of management, would have a material effect on the consolidated financial statements.

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

•

The Company signed agreements in the second quarter of 2011 for the supply of materials for AMR101 with two new API suppliers, Equateq and Chemport. These agreements provide access to additional API supply that is incremental to supply from its existing Japan-based API supplier. These agreements include requirements for the suppliers to qualify their materials and facilities. The Company anticipates incurring certain costs associated with the qualification of product produced by these suppliers. Following FDA approvals of AMR101, both agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. Because the Company has not yet obtained FDA approval for AMR101, no liability has been recorded. The 2011 supply agreement with Equateq also includes (i) a one-time commitment fee of $1.0 million, (ii) development fees up to a maximum of $0.5 million, and (iii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to Amarin if Equateq fails to successfully develop and qualify the API by a certain date. The $1.0 million commitment fee paid to Equateq in May 2011 has been included in other assets at June 30, 2011, and is refundable if Equateq does not meet specified obligations. The 2011 supply agreement with Chemport includes, prior to a marketing approval, a raw material purchase commitment of $1.1 million. No payments have been made under this agreement as of June 30, 2011;

•

Concurrent with the agreement with Chemport for commercial supply, Amarin agreed to make a minority share equity investment in Chemport of up to $3.3 million. No investment under this agreement has been made as of June 30, 2011.

•

The 2009 Lorazepam sale agreement with Elan, whereunder Elan did not assume any obligations under a related Neurostat development agreement and, as a result, Amarin retained a potential obligation to make two milestone payments to Neurostat, contingent upon future events: (i) a $0.2 million payment if the drug is administered to human subjects by Elan and (ii) a $0.2 million payment if the drug is tested by Elan in an efficacy study; and

•

Under the 2004 share repurchase agreement with Laxdale Limited, in connection with commercialization of AMR101 for cardiovascular indications, prior to the end of 2012 the Company is required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $160 million at June 30, 2011); 0.5% for net sales between £100 million (approximately $160 million at June 30, 2011) and £500 million (approximately $801 million at June 30, 2011); and 0.25% for sales in excess of £500 million (approximately $801 million at June 30, 2011).

•

In addition, under this same agreement with Laxdale Limited, upon receipt of marketing approval in the U.S. and/or Europe for the first indication for AMR101 (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale Limited (at the sole option of each of the sellers) of £7.5 million (approximately $12 million at June 30, 2011) for each of the two potential marketing approvals (i.e. £15 million maximum, or approximately $24 million at June 30, 2011). In addition, upon receipt of a marketing approval in the U.S. or Europe for a further indication of AMR101 (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8 million at June 30, 2011) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16 million at June 30, 2011).

The Company has no provision for any of the obligations noted above since the amounts are either not probable or estimable at June 30, 2011.

(5)	Equity

Common stock

In January 2011, Amarin sold 13.8 million common shares to both existing and new investors at a price of $7.60 per share, resulting in net proceeds of $98.7 million.

During the three and six months ended June 30, 2011, the Company issued 1,169,898 and 2,164,647 shares, respectively, as a result of the exercise of stock options, resulting in net proceeds of $3.2 million and $5.0 million, respectively. In addition, during the three and six months ended June 30, 2011, the Company issued 5,773,278 and 10,330,642 shares, respectively, as a result of the exercise of warrants, resulting in net proceeds of $8.5 million and $14.9 million, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing improved treatments for cardiovascular disease. We are currently focusing our efforts on AMR101, a semi-synthetic omega-3 fatty acid, comprising not less than 96% ultra pure icosapent ethyl (ethyl-EPA). On October 16, 2009, we completed a private placement resulting in gross proceeds of $70.0 million. These proceeds were used primarily to fund the MARINE and ANCHOR studies for AMR101. In connection with this private placement, a significant portion of our board of directors and executive management were changed, and our research and development activities, as well as certain executive functions, were consolidated in the United States. In connection with these changes, we re-focused our efforts on developing improved treatments for cardiovascular disease and ceased development of all product candidates outside of our cardiovascular disease focus.

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

In addition to achieving the primary endpoints of the MARINE and ANCHOR trials AMR101, particularly at the 4 gram dose, demonstrated significant reductions in various secondary and exploratory efficacy endpoints for other lipid and inflammate biomarkers which we believe are important as they represent additional predictors of cardiovascular risk. These biomarkers include total cholesterol; non-HDL-cholesterol; VLDL-cholesterol; Apo B (Apolipoprotein B), a sensitive index of residual cardiovascular risk which is generally considered to be a better predictor than LDL-C; Lp-PLA2 (Lipoprotein-phospholipase A2), an enzyme found in blood and atherosclerotic plaque and high levels of which have been implicated in the development and progression of atherosclerosis; and high sensitivity C-reactive protein (hsCRP), an important marker of vascular inflammation.

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

We currently expect to submit a New Drug Application, or NDA, to the FDA in the third quarter of 2011 requesting approval to market and sell AMR101 for the indication studied in the MARINE trial (for the treatment of patients with very high triglycerides) in the United States. We plan to include the ANCHOR trial results in the NDA we submit to the FDA. We expect the NDA we file with the FDA to seek approval for the indication studied in the MARINE trial with the ANCHOR results referenced in the Other Clinical Experience section of the label as data supporting the safe use of AMR101 in the treatment of high triglyceride levels in statin-treated patients who have mixed dyslipidemia.

In order to obtain a separate indication for AMR101 based on the ANCHOR trial results, our SPA with the FDA requires that we have a cardiovascular outcomes study substantially underway at the time of the NDA submission. The final results of an outcomes study are not required for FDA approval of the broader indication and an outcomes study is not required for the indication being studied in the MARINE trial. We are in the late stages of designing a cardiovascular outcomes study to support the indication studied in the ANCHOR trial. This outcomes study may also seek additional indications for AMR101 beyond the indication studied in the ANCHOR trial. Potential future indications may include prevention of cardiac events, although there can be no assurance as to whether our potential outcomes study will be designed to support to any such indication. We have received proposals from CROs to support us in the conduct of the outcomes study. We expect, in the third quarter of 2011, to enter into an agreement with a CRO to commence the outcomes study and we will seek to have the outcomes study at least half enrolled by the end of 2012. We project that the outcomes study will cost between $100 and $125 million over the course of an anticipated six year study period. We will require additional funds to complete these clinical activities.

In accordance with our SPA for the ANCHOR trial, we currently intend to file a supplemental NDA (sNDA) seeking approval of the indication studied in the ANCHOR trial once we have a cardiovascular outcomes study substantially underway. The sNDA cannot be filed until after both the initially submitted NDA is approved and the cardiovascular outcomes study is substantially underway. However, as part of our interaction with the FDA regarding our NDA for the indication studied in the MARINE trial, we may explore whether there is an opportunity for the indication studied in the ANCHOR trial to be considered in conjunction with the FDA’s review of the indication studied in the MARINE trial. However, there can be no assurance that the FDA will approve such an approach.

We have filed and are prosecuting numerous patent applications. These applications are in nine patent families and include many independent claims and dependent claims. Many of the claims are based on unexpected positive findings from the MARINE and ANCHOR trials. If granted, we believe that many of these patents could have expiration dates in 2030. However, no assurance can be given that any of these patents will be granted or, if they grant, that they will protect AMR101 from infringement through the expiration of patent life. We cannot be certain what commercial value any granted patent will provide to us.

In order to commercialize AMR101, we must either develop a sales, marketing and distribution infrastructure or collaborate with third parties that have such experience. With the assistance of financial advisors, we have had in the past, and may continue to have in the future, discussions about collaboration and other strategic opportunities with larger pharmaceutical companies. These strategic opportunities might include licensing or similar transactions, joint ventures, partnerships, strategic alliances, business associations or a sale of the company. However, no assurance can be given that we will enter into any such strategic transaction.

Until such time as we complete any such strategic transaction, if ever, we are continuing to develop plans to launch, market and sell AMR101 on our own. This includes making preparations for securing a sufficient commercial supply of AMR101 and expanding sales and marketing capabilities. In order to secure a sufficient commercial supply of AMR101, during the second quarter of 2011 we completed new agreements for the supply of materials for AMR101 with two new API suppliers, Equateq and Chemport. These agreements would provide for raw materials that are incremental to our existing Japan-based API supplier. Each agreement contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for AMR101 following FDA approval. These API suppliers are self-funding these expansion plans with contributions from Amarin. We are also considering adding a fourth API supplier. These agreements include requirements for the qualification of the suppliers’ material and facilities. We will make no purchase commitments until such time as these qualification events have been completed.

Opportunities to market and sell AMR101 outside of the United States are also under evaluation.

Unless we enter into a strategic collaboration in connection with the launch, marketing and sale of AMR101 which provides additional capital, we will need to raise additional capital on our own to support these efforts. Additional financing may not be available when we need it or may not be available on terms that are acceptable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to delay the establishment of sales and marketing capabilities or terminate or delay our planned cardiovascular outcomes study. If we seek to raise additional funds, we may do so through the sale of additional equity, debt or convertible securities. The terms of any financings may be dilutive to, or otherwise adversely affect, holders of our outstanding securities.

As of June 30, 2011, our cash balance was $131.4 million.

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

Marketing, General and Administrative Expense. Marketing, general and administrative expense consists primarily of non-cash warrant related compensation expense attributable to October 2009 warrants issued to former employees, salaries and other related costs for current personnel, including stock-based compensation expense, in our executive, business development, marketing, finance and information technology functions. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

Interest and Other (Income) Expense, Net. Interest expense consists of interest incurred under lease obligations. Interest income consists of interest earned on our cash and cash equivalents. Other income, net, consists primarily of foreign exchange gains and losses.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes in our critical accounting policies and significant judgments and estimates, as described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 versus June 30, 2010

Revenue. We recorded no revenue in 2011 or 2010.

Research and Development Expense. Research and development expense for the three months ended June 30, 2011 was $5.2 million, versus $7.8 million in the prior year period, a decrease of $2.6 million, or 33.3%. Research and development expenses for the three months ended June 30, 2011 and 2010 are summarized in the table below:

	Three Months Ended June 30
	2011	2010
Research and development expenses, excluding non-cash expense(1)	$4,959	$7,429
Non-cash stock based compensation expense (2)	230	342

	$5,189	$7,771

(1)	Research and development expense, excluding non-cash charges, for the three months ended June 30, 2011 was $5 million, versus $7.4 million in the prior year period, a decrease of $2.4 million, or 32.4%. The decrease in research and development expense was primarily due to lower costs in 2011 for our AMR101 cardiovascular program, primarily costs associated with our two Phase III clinical trials incurred through Medpace, the clinical research organization (CRO) we engaged in late 2009 to help manage the two trials. We began enrolling patients in these trials in early 2010 and announced the completion of enrollment in both trials during the second half of 2010 with top-line results announced in November 2010 and April 2011 for the MARINE and ANCHOR trials, respectively. We estimate incurring approximately $2.6 million in additional expense through this CRO to complete these studies, including completion of the patient-optional open-label extension period of the MARINE study which is scheduled to be completed before September 30, 2011.

(2)	Stock based compensation expense included within research and development was $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively.

Our estimate of remaining costs to be incurred to complete the MARINE and ANCHOR studies are significantly lower than the costs we included for these studies during 2010. However, we anticipate the decline in research and development expenditures for those two trials to be offset by an increase in clinical costs associated with our planned cardiovascular outcomes study. We currently estimate that cumulative costs incurred through a CRO for an outcomes study will approximate $25 million by the end of 2012.

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the three months ended June 30, 2011 was $10 million, versus $2.8 million in the prior year period, an increase of $7.2 million, or 257.14%. Marketing, general and administrative expenses for the three months ended June 30, 2011 and 2010 are summarized in the table below:

	Three Months Ended June 30
	2011	2010
Marketing, general and administrative expenses, excluding non-cash expense (1)	$3,400	$1,786
Non-cash stock based compensation expense (2)	1,590	264
Non-cash warrant related compensation (income) expense (3)	5,035	768

	$10,025	$2,818

(1)	Marketing, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended June 30, 2011 was $3.4 million, versus $1.8 million in the prior year period, an increase of $1.6 million, or 88.9%. The increase was primarily due to higher staffing and marketing related expenses in 2011 to prepare for the commercialization of AMR101.
(2)	Stock based compensation expense for the three months ended June 30, 2011 was $1.6 million, versus $0.3 million in the prior year period, an increase of $1.3 million reflecting an increase in expense associated with option awards granted in 2010 and the first half of 2011 to attract and retain qualified employees.
(3)	Warrant related compensation expense for the three months ended June 30, 2011 was $5.0 million, versus $0.8 million in the prior year period. Warrant related compensation expense for the three months ended June 30, 2011 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to former employees of Amarin, net of warrants exercised. The decrease in the fair value of the warrants for the three months ended June 30, 2011 is due primarily to an increase in our stock price between March 31, 2011 and June 30, 2011. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect marketing, general and administrative costs, excluding non-cash warrant related compensation expense the value of which we cannot reasonably estimate, to increase as we prepare for the commercialization of AMR101, including costs for market research, sales force preparation and inventory management.

Loss on Change in Fair Value of Derivative Liability. Loss on change in fair value of derivative liability for the three months ended June 30, 2011 was a loss of $185.4 million versus a loss of $29.9 million in the prior year period. Loss on change in fair value of derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at March 31, 2011 was $174.8 million and we recognized a $185.4 million loss on change in fair value of derivative liability for the three months ended June 30, 2011 for these warrants. The fair value of the warrant derivative liability at March 31, 2010 was $43.7 million and we recognized a $29.9 million loss on change in fair value of derivative liability for the three months ended June 30, 2010. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Interest (Income) Expense, net. Interest income includes interest earned on cash balances.

Other Income, net. Other income primarily includes gains and losses on foreign exchange transactions.

Comparison of Six Months Ended June 30, 2011 versus June 30, 2010

Revenue. We recorded no revenue in 2011 or 2010.

Research and Development Expense. Research and development expense for the six months ended June 30, 2011 was $9.6 million, versus $12.9 million in the prior year period, a decrease of $3.3 million, or 25.6%. Research and development expenses for the six months ended June 30, 2011 and 2010 are summarized in the table below:

	Six Months Ended June 30
	2011	2010
Research and development expenses, excluding non-cash expense(1)	$9,108	$12,210
Non-cash stock based compensation expense (2)	530	714

	$9,638	$12,924

(1)	Research and development expense, excluding non-cash charges, for the six months ended June 30, 2011 was $9.1 million, versus $12.2 million in the prior year period, a decrease of $3.1 million, or 25.4%. The decrease in research and development expense was primarily due to lower costs in 2011 for our AMR101 cardiovascular program, primarily costs associated with our two Phase III clinical trials incurred through Medpace, the CRO we engaged in late 2009 to help manage the two trials. We began enrolling patients in these trials in early 2010 and completed enrollment in both trials during the second half of 2010. We estimate incurring approximately $2.6 million in additional expense through this CRO to complete these studies, including completion of the patient-optional open-label extension period of the MARINE study which is scheduled to be completed before September 30, 2011.
(2)	Stock based compensation expense included within research and development was $0.5 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

Our estimate of remaining costs to be incurred to complete the MARINE and ANCHOR studies are significantly lower than the costs we included for these studies during 2010. However, we anticipate the decline in research and development expenditures for those two trials to be offset by an increase in clinical costs associated with our planned cardiovascular outcomes study. We currently estimate that cumulative costs incurred through a CRO for an outcomes study will approximate $25 million by the end of 2012.

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the six months ended June 30, 2011 was $12.8 million, versus $5.1 million in the prior year period, an increase of $7.7 million. Marketing, general and administrative expenses for the six months ended June 30, 2011 and 2010 are summarized in the table below:

	Six Months Ended June, 30
	2011	2010
Marketing, general and administrative expenses, excluding non-cash expense (1)	$5,565	$3,712
Non-cash stock based compensation expense (2)	2,830	537
Non-cash warrant related compensation expense (3)	4,356	822

	$12,751	$5,071

(1)	Marketing, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the six months ended June 30, 2011 was $5.6 million, versus $3.7 million in the prior year period, an increase of $1.9 million, or 51.4%. The increase was primarily due to higher staffing and marketing related expenses in 2011 to prepare for the commercialization of AMR101.
(2)	Stock based compensation expense for the six months ended June 30, 2011 was $2.8 million, versus $0.5 million in the prior year period, an increase of $2.3 million, reflecting an increase in expense associated with option awards granted in 2010 and the first half of 2011 to attract and retain qualified employees.
(3)

Warrant related compensation expense for the six months ended June 30, 2011 was $4.4 million, versus $0.8 million in the prior year period. Warrant related compensation expense reflects the non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to former employees of Amarin, net of warrants exercised. The increase in the fair value of the warrants for the six months ended June 30, 2011 is due primarily to an increase in our stock price between December 31, 2010 and June 30, 2011. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect marketing, general and administrative costs, excluding non-cash warrant related compensation expense the value of which we cannot reasonably estimate, to increase as we prepare for the commercialization of AMR101, including costs for market research, sales force preparation and inventory management.

Loss on Change in Fair Value of Derivative Liability. Loss on change in fair value of derivative liability for the six months ended June 30, 2011 was $160.0 million versus $32.0 million in the prior year period. Loss on change in fair value of derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2010 was $230.1 million and we recognized a $160.0 million gain on change in fair value of derivative liability for the six months period ended June 30, 2011 for these warrants. The fair value of the warrant derivative liability at December 31, 2009 was $41.5 million and we recognized a $32.0 million loss on change in fair value of derivative liability for the six months period ended June 30, 2010. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Interest (Income) Expense, net. Interest income includes interest earned on cash balances.

Other Income, net. Other income primarily includes gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2011 include cash and cash equivalents of $131.4 million. Our projected uses of cash include the completion of our two Phase III clinical trials for AMR101, including final analysis of results of the ANCHOR study and completion of the patient-optional open-label extension period of the MARINE study (results from which are not needed for the NDA submission), the submission of an NDA, commencement of a cardiovascular outcomes study, commercial preparation of AMR101, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
	2011	2010
Cash (used in) provided by continuing operations:
Operating activities	$ (19.6)	$ (16.0)
Investing activities	—	—
Financing activities	119.6	1.5

Increase (decrease) in cash and cash equivalents	$ 100.0	$ (14.5)

We had no debt obligations at June 30, 2011 or December 31, 2010.

In January 2011, we sold 13.8 million shares of our common shares, par value £0.50 per share, at a price of $7.60 per share, resulting in net proceeds of approximately $98.7 million after deducting underwriting commissions and expenses payable by us associated with this transaction.

We believe that our cash will be sufficient to fund our projected operations for the next twelve months which contemplates not only working capital and general corporate needs but also, the filing of an NDA, commencement of a cardiovascular outcomes study and commercial preparations for AMR101. This is based on our current operational plans and activities at normal levels and does not assume any cash inflows from partnerships, warrant exercises or other dilutive or non-dilutive financings in the longer-term. If we elect to commercialize AMR101 ourselves, rather than through a collaborator, we will need additional funds to complete such activities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2011	2012 to 2013	2014 to 2015	After 2015
Contractual Obligations:
Purchase obligations (1)	$13.4	$0.8	$12.6	$—	$—
Operating lease obligations (2)	1.4	0.6	0.6	0.2	—

Total contractual cash obligations	$14.8	$1.4	$13.2	$0.2	$—

(1)	Represents minimum purchase obligations with our Japan-based supplier. We purchased $1.2 million of materials during the six months ended June 30, 2011 and have additional purchase obligations of $12.6 million in 2012. Not included in this obligation is a non-refundable milestone payment of $0.5 million payable upon the first marketing approval of AMR101 in the United States. Additional future minimum purchases will be required, subject to an NDA approval, and in preparation for commercialization of AMR101 we may purchase more than the minimum amount.

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

(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Mystic, CT and Bedminster, NJ.

We do not enter into financial instruments for trading or speculative purposes.

The above table does not reflect our contract with Medpace for the conduct of our two registration trials for AMR101. We paid $5.4 million to Medpace during the six months ended June 30, 2011 and anticipate paying an additional $3.0 million to Medpace in 2011 prior to the completion of this project.

The above table also does not reflect potential material purchases under new agreements signed in the second quarter of 2011 for the supply of materials for AMR101 with two new API suppliers, Equateq and Chemport. These agreements provide access to additional API supply that is incremental to supply from our existing Japan-based API supplier. Each agreement contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for AMR101 following FDA approval. These API suppliers are self-funding these expansion plans with contributions from Amarin. These agreements include requirements for the suppliers to qualify their materials and facilities. We anticipate incurring certain costs associated with the qualification of product produced by these suppliers. Following FDA approval of AMR101 both agreements include annual purchase levels enabling Amarin to maintain supply exclusivity with each respective supplier, and to prevent potential termination of the agreements. Because the Company has not yet obtained FDA approval for AMR101, these amounts are excluded from the above table. The 2011 supply agreement with Equateq also includes (i) a one-time commitment fee of $1.0 million, (ii) development fees up to a maximum of $0.5 million, and (iii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to Amarin if Equateq does not successfully develop and qualify the API by a certain date. The $1.0 million commitment fee paid to Equateq in May 2011 has been included in other assets at June 30, 2011, and is refundable if

Equateq does not meet specified obligations. The 2011 supply agreement with Chemport includes, prior to a marketing approval, a raw material purchase commitment of $1.1 million. No payments have been made under this agreement as of June 30, 2011.

Concurrent with the agreement with Chemport for commercial supply, Amarin agreed to make a minority share equity investment in Chemport of up to $3.3 million. No investment under this agreement has been made as of June 30, 2011.

Under our 2004 share repurchase agreement with Laxdale Limited, in connection with commercialization of AMR101 for cardiovascular indications, prior to the end of 2012 we are required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $160 million at June 30, 2011); 0.5% for net sales between £100 million (approximately $160 million at June 30, 2011) and £500 million (approximately $801 million at June 30, 2011); and 0.25% for sales in excess of £500 million (approximately $801 million at June 30, 2011). In addition, under this same agreement with Laxdale Limited, upon receipt of marketing approval in the U.S. and/or Europe for the first indication for AMR101 (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £7.5 million (approximately $12 million at June 30, 2011) for each of the two potential marketing approvals (i.e. £15 million maximum, or approximately $24 million at June 30, 2011). In addition, upon receipt of a marketing approval in the U.S. or Europe for a further indication of AMR101 (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8 million at June 30, 2011) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16 million at June 30, 2011).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in interest rates, changes in credit worthiness and liquidity of our marketable securities. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. We record as a liability the fair value of warrants to purchase 21.2 million shares of our common stock issued to investors. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($15.87 based on the $14.43 market price of our stock at June 30, 2011) on which the June 30, 2011 valuation was based, the value would have increased by $30.2 million. Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

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

As of June 30, 2011, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level, due to a material weakness in internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

As previously described in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K filed for the year ended December 31, 2010, our management identified a material weakness in internal control over financial reporting as of December 31, 2009 and which persisted on December 31, 2010. Specifically, our management concluded there was a deficiency in the company’s internal control over financial reporting relating to the technical expertise and review over the accounting for complex, non-routine transactions that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. In response to this material weakness, our management, with the input, oversight, and support of the Audit Committee, identified and took the following steps beginning during the second half of 2010 and all of which efforts continued into the second quarter of 2011: non-ordinary course transactions are considered and evaluated by senior finance management; we continue to prepare accounting position papers for all complex transactions; and, where appropriate, management seeks the advice of outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

We currently operate with limited resources. At June 30, 2011, we had cash and cash equivalents of approximately $131.4 million. We believe that our current resources will be sufficient to fund our projected operations for the next twelve months, which contemplates not only working capital and general corporate needs but also the filing of an NDA requesting approval to market and sell AMR101 for the indication studied in the MARINE trial (for the treatment of patients with very high triglycerides) in the United States, commercial preparation of AMR101 and the initiation of a clinical outcomes study. In order to commercialize AMR101, we must either develop a sales, marketing and distribution infrastructure or collaborate with third parties that have such experience. We plan to consider collaboration opportunities with larger pharmaceutical companies for the launch, marketing and sale of AMR101. Although we are in discussions with pharmaceutical companies regarding such a collaboration, there can be no assurance that these discussions will result in any such transaction. Accordingly, we are also developing plans to launch, market and sell AMR101 in the United States on our own. If we do not enter into a strategic collaboration in connection with the launch, marketing and sale of AMR101, we will need to raise additional capital to support these efforts. In order to obtain a separate indication for AMR101 based on the ANCHOR trial results, our SPA with the FDA requires that we have a cardiovascular outcomes study substantially underway at the time of the NDA submission. The final results of an outcomes study are not required for FDA approval of the broader indication and an outcomes study is not required for the indication being studied in the MARINE trial. We are in the late stages of designing a cardiovascular outcomes study to support the indication studied in the ANCHOR trial. Such outcomes study may also seek additional indications for AMR101 beyond the indication studied in the ANCHOR trial, such as an indication for prevention of cardiac events, although there can be no assurance as to whether any such outcomes study we may conduct will be designed support to any such indication. We have received proposals from CROs to support us in the conduct of the outcomes study. We expect in the third quarter of 2011 to enter into an agreement with a CRO to commence the outcomes study and we will seek to have the outcomes study at least half enrolled by the end of 2012. We project that the outcomes study will cost between $100 and $125 million over the course of an anticipated six year study period. We will require additional funds to complete these clinical activities.

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

We may experience delays in the initiation of our cardiovascular outcomes study, or such outcomes study may take longer and cost more than we expect. The FDA may not approve our request to consider the indication studied in the ANCHOR trial in conjunction with the FDA’s review of the indication studied in the MARINE trial.

In order to obtain a separate indication for AMR101 based on the ANCHOR trial results, our SPA with the FDA requires that we have a cardiovascular outcomes study substantially underway at the time of the NDA submission. We are in the late stages of designing a cardiovascular outcomes study to support the indication studied in the ANCHOR trial. Such outcomes study may also seek additional indications for AMR101 beyond the indication studied in the ANCHOR trial, such as an indication for prevention of cardiac events, although there can be no assurance as to whether any such outcomes study we may conduct will be designed support to any such indication. We have received proposals from CROs to support us in the conduct of the outcomes study. We expect in the third quarter of 2011 to enter into an agreement with a CRO to commence the outcomes study and we will seek to have the outcomes study at least half enrolled by the end of 2012. We project that the outcomes study will cost between $100 and $125 million over the course of an anticipated six year study period.

In the event we experience delays in initiating or achieving substantial enrolment for such an outcomes study, our filing of a supplemental NDA (sNDA) seeking approval of an indication based on the ANCHOR trial results will be delayed.

In accordance with our SPA for the ANCHOR trial, we currently intend to file a sNDA seeking approval of the indication studied in the ANCHOR trial once we have a cardiovascular outcomes study substantially underway. The sNDA cannot be filed until after both the initially submitted NDA is approved and the cardiovascular outcomes study is substantially underway. However, as part of our interaction with the FDA regarding our NDA for the indication studied in the MARINE trial, we may explore whether there is an opportunity for the indication studied in the ANCHOR trial to be considered in conjunction with the FDA’s review of the indication studied in the MARINE trial. However, there can be no assurance that the FDA will approve such an approach.

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

We may become subject to liability in connection with the wind-down of our EN101 program.

In 2007, we purchased Ester Neurosciences Limited, an Israeli pharmaceutical company, and its lead product candidate, EN101, an AChE-R mRNA inhibitor for the treatment of myasthenia gravis, or MG, a debilitating neuromuscular disease. In connection with the acquisition, we assumed a license to certain intellectual property assets related to EN101 from the Yissum Research Development Company of The Hebrew University of Jerusalem.

In June 2009, in keeping with our decision to re-focus our efforts on developing improved treatments for cardiovascular disease and cease development of all product candidates outside of our cardiovascular disease focus, we amended the terms of our acquisition agreement with the original shareholders of Ester. Under the terms of this amendment, Amarin was released from all research and development diligence obligations contained in the original agreement and was authorized to seek a partner for EN101. The amendment agreement also provided that any future payment obligations payable by Amarin to the former shareholders of Ester would be made only out of income received from potential partners. In connection with this amendment agreement, in August 2009 we issued 1,315,789 ordinary shares to the former Ester shareholders. Under the terms of this amendment agreement, the former Ester shareholders have the option of reacquiring the original share capital of Ester if we are unable to successfully partner EN101.

Following our decision to cease development of EN101, Yissum terminated its license agreement with Amarin. In June 2011 the Yissum announced that it had entered into such a license agreement with BiolineRX Ltd.

We have received correspondence on behalf of the former shareholders of Ester asserting that Amarin is in breach of its amended agreement due to the fact that the Yissum terminated its license and Amarin failed to return shares of Ester, and assets relating to EN101, to the shareholders, as was required under certain circumstances under the amended agreement. We do not believe these circumstances constitute a breach of the amended agreement, but there can be no assurance as to the outcome of this dispute.

We currently have no issued patents that directly apply to our intended use of AMR101 and there can be no assurance that our patent applications that apply to such use will be issued.

We currently have no issued patents that directly apply to the use of AMR101 for hypertriglyceridemia, hyperlipidemia or cardiovascular therapy in the U.S. or Europe. We have filed and we are prosecuting numerous patent applications. These applications are in nine patent families and include many independent claims and dependent claims. Our patent applications have claims derived from the novel findings from the MARINE and ANCHOR trials. If granted, we believe that many of these patents could have expiration dates in 2030. However, no assurance can be given that any of these patents will be granted or, if they grant, that they will protect AMR101 from infringement through the expiration of patent life. We cannot be certain what commercial value any granted patent will provide to us.

The patent process is lengthy, with first office actions often occurring years after the initial filing. As a result, many of our patent applications are unlikely to be reviewed by the patent office during 2011. Our patent application containing claims for the MARINE indication was selected to enter the Peer to Patent process. The Peer-to-Patent process is a joint project between the New York Law School and the U.S. Patent and Trademark Office. The purpose of this process is to allow the public to comment on patent applications to prove that organized public participation can improve the quality of issued patents. In exchange for participating in the process, the MARINE application was accelerated to its first office action in the second quarter of 2011. This Peer-to-Patent review process, however, is not necessarily shorter than that of typical patent prosecution and does not change the likelihood of whether a patent is granted. Many of our patent applications are not likely to be reviewed by the patent office during 2011. The process to getting a patent granted can be lengthy and claims initially submitted are often modified in order to satisfy the requirements of the patent office. This process includes written and public communication with the patent office. The process can also include direct discussions with the patent examiner. There can be no assurance that the patent office will accept our arguments with respect to any patent application or with respect to any claim therein. The timing of the patent review process is independent of and has no effect on the timing of the FDA’s review of our NDA.

Item 6.     Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number

10.1†	API Supply Agreement, dated as of May 25, 2011, by and between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited

10.2†	API Commercial Supply Agreement, dated as of May 25, 2011, by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc.

10.3

Irrevocable License Agreement dated as of April 11, 2011, as amended by the First Amendment to Irrevocable License Agreement dated as of May 9, 2011, each by and between Amarin Pharmaceuticals Ireland Ltd. and Bedminster 2 Funding, LLC.

10.4*	Amarin Corporation plc 2011 Stock Incentive Plan

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†  Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*  Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:
/s/ John F. Thero
John F. Thero
President (Principal Financial Officer)

Date: August 9, 2011