Form 10-Q
period 2012-03-31
AMARIN CORP PLC\UK
filed 2012-05-08
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

137,578,304 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 313,284 ordinary shares, were outstanding as of May 3, 2012.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$245,822	$116,602
Deferred tax asset	533	533
Other current assets	4,968	1,837

Total current assets	251,323	118,972

Property, plant and equipment, net	492	432
Deferred tax asset	7,368	4,734
Other long term assets	1,657	2,241

TOTAL ASSETS	$260,840	$126,379

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$4,568	$4,419
Accrued expenses and other liabilities	5,016	4,033

Total current liabilities	9,584	8,452

Long-Term Liabilities:
Warrant derivative liability	191,387	123,125
Long term debt and other long-term liabilities	124,283	764

Total liabilities	325,254	132,341

Commitments and contingencies (Note 5)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 136,427,695 issued, 136,407,616 outstanding at March 31, 2012; 135,832,542 issued, 135,812,463 outstanding at December 31, 2011	113,790	113,321
Additional paid-in capital	478,757	449,393
Treasury stock; 20,079 shares at March 31, 2012 and December 31, 2011	(217)	(217)
Accumulated deficit	(656,744)	(568,459)

Total stockholders’ deficit	(64,414)	(5,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,840	$126,379

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
Revenues	$—	$—
Operating Expenses:
Research and development	4,756	4,449
Marketing, general and administrative	14,027	2,726

Total operating expenses	18,783	7,175

Operating loss	(18,783)	(7,175)
(Loss) gain on change in fair value of derivative liability	(66,209)	25,342
Interest (expense) income, net	(3,951)	1
Other income, net	68	77

(Loss) income from operations before taxes	(88,875)	18,245
(Provision) benefit for income taxes	590	49

Net (loss) income	$(88,285)	$18,294

(Loss) income per share:
Basic	$(0.65)	$0.15
Diluted	$(0.65)	$0.12

Weighted average shares:
Basic	136,011	123,426
Diluted	136,011	151,500

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

(In thousands, except share amounts)

	126,209,529	126,209,529	126,209,529	126,209,529	126,209,529	126,209,529
	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2011	135,832,542	$113,321	$449,393	$(217)	$(568,459)	$(5,962)

Warrants exercised	40,000	31	28	—	—	59

Transfer of fair value of warrants exercised from liabilities to equity	—	—	321	—	—	321
Conversion option of exchangeable notes			22,898			22,898

Stock options exercised	554,259	438	353	—	—	791

Tax benefits realized from stock-based compensation	—	—	1,884	—	—	1,884

Shares issued for services	894	—	6	—	—	6

Share based compensation	—	—	3,874	—	—	3,874

Loss for the period	—	—	—	—	(88,285)	(88,285)

At March 31, 2012	136,427,695	$113,790	$478,757	$(217)	$(656,744)	$(64,414)

	126,209,529	126,209,529	126,209,529	126,209,529	126,209,529	126,209,529

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2010	106,856,731	$90,465	$206,718	$(217)	$(499,333)	$(202,367)

Warrants exercised	4,557,364	3,641	2,813	—	—	6,454

Transfer of fair value of warrants exercised from liabilities to equity	—	—	29,229	—	—	29,229

Shares issued in January financing	13,800,000	10,723	87,948	—	—	98,671

Stock options exercised	994,749	792	932	—	—	1,724

Shares issued for services	685	—	6	—	—	6

Share based compensation	—	—	1,540	—	—	1,540

Income for the period	—	—	—	—	18,294	18,294

At March 31, 2011	126,209,529	$105,621	$329,186	$(217)	$(481,039)	$(46,449)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(88,285)	$18,294
Adjustments to reconcile (loss) income to net cash used in operating activities:
Depreciation and amortization	32	15
Stock-based compensation	3,874	1,540
Stock-based compensation—warrants	2,374	(679)
Shares issued for services	6	6
Excess tax benefit from stock-based awards	(1,884)	—
Accrued interest payable	1,196	—
Loss (gain) on change in fair value of derivative liability	66,209	(25,342)
Changes in assets and liabilities:
Other current assets	(3,131)	586
Other non-current assets	(2,050)	—
Change in lease liability	(8)	(12)
Accounts payable and other liabilities	1,137	(3,217)
Other non-current liabilities	2,793	—

Net cash used in operating activities	(17,737)	(8,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(92)	—

Net cash used in investing activities	(92)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	98,671
Proceeds from exercise of stock options, net of transaction costs	791	1,724
Proceeds from exercise of warrants, net of transaction costs	59	6,454
Proceeds from issuance of exchangeable debt, net of transaction costs	144,316
Excess tax benefit from stock-based awards	1,884
Payments under capital leases	(1)	—

Net cash provided by financing activities	147,049	106,849
NET INCREASE IN CASH AND CASH EQUIVALENTS	129,220	98,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,602	31,442

CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,822	$129,482

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Income taxes	$111	$265

Non-cash transactions:
Transfer from derivative liability to equity, fair value of warrants exercised	$321	$29,229

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

Amarin is a late-stage biopharmaceutical company with expertise in lipid science focused on the treatment of cardiovascular disease. The Company’s lead product candidate is AMR101, an ultra-pure omega-3 fatty acid, comprising not less than 96% ultra pure icosapent ethyl, or ethyl-EPA. Amarin is developing AMR101 for the treatment of patients with very high triglyceride levels and high triglyceride levels, or hypertriglyceridemia. Triglycerides are fats in the blood.

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

At March 31, 2012, the Company had cash and cash equivalents of $245.8 million. The Company’s consolidated balance sheet also includes a significant derivative liability (see footnote 3—Warrants and Derivative Liability) reflecting the fair value of outstanding warrants to purchase shares of the Company’s common stock. This liability can only be settled in shares of the Company’s stock and, as such, would only result in cash inflows upon the exercise of the warrants—not a cash outflow. Accordingly, this warrant derivative liability presents neither a short nor long-term claim on the liquid assets of the Company.

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032 resulting in net proceeds to the Company of $144.3 million. The notes are the senior unsecured obligations of Corsicanto Limited and are guaranteed by Amarin.

The Company believes its cash, including the net proceeds from the January 2012 financing, will be sufficient to fund its projected operations for at least the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, commercial preparation and, subject to regulatory approval, projected launch of AMR101, working capital and other general corporate activities. This is based on management’s current operational plans and activities at normal levels and does not assume any cash inflows from partnerships, warrant exercises or other dilutive or non-dilutive financings in the long-term.

(2)	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, deposits held at call with banks, and short-term highly liquid instruments with remaining maturities at the date of purchase of 90 days or less.

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

Marketing, General and Administrative Costs

Warrant related expense from non-cash changes in fair value of the warrant derivative liability associated with warrants issued in October 2009 to former officers of Amarin is recorded as compensation expense and classified as part of marketing, general and administrative costs, net of warrants exercised.

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

Net (Loss) Income per Share

Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average shares of common stock outstanding during the period. Diluted net (loss) income per share is determined by dividing net (loss) income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The following table presents the calculation of both basic and diluted net (loss) income per share:

	Three Months Ended
	(In thousands, except per share amounts)
	March 31, 2012	March 31, 2011
Net (loss) income	$(88,285)	$18,294

Weighted average shares outstanding	136,011	123,426
Dilutive effect of employee stock options and warrants	0	28,074

Diluted weighted average shares outstanding	136,011	151,500

Basic (loss) income per share	$(0.65)	$0.15
Diluted (loss) income per share	$(0.65)	$0.12

Potentially dilutive securities representing approximately 51.5 million and 1.1 million shares of common stock for the three month period ended March 31, 2012 and March 31, 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares.

Our exchangeable notes contain a conversion option which is classified as equity. The fair value of the liability component of the debt instrument was deducted from the initial proceeds to determine the proceeds to be allocated to the conversion option. The embedded conversion option is indexed to the Company’s stock and treated as equity on the balance sheet. The conversion option is evaluated on a quarterly basis to determine if it still meets the criteria to be equity classified. The excess principal amount of the debt over the carrying value of the liability is amortized over its estimated life.

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

The following table presents information about the Company’s liability as of March 31, 2012 and December 31, 2011 that is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

The following table presents information about the Company’s liability as of March 31, 2012 and December 31, 2011 that is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	00000000	00000000	00000000	00000000
	March 31, 2012
In thousands	Total	Level 1	Level 2	Level 3

Asset:

Cash equivalents	$37	$37	$—	$—

Liability:

Warrant derivative liability	$191,387	$—	$—	$191,387

	00000000	00000000	00000000	00000000
	December 31, 2011
In thousands	Total	Level 1	Level 2	Level 3

Asset:

Cash equivalents	$39	$39	$—	$—

Liability:

Warrant derivative liability	$123,125	$—	$—	$123,125

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

At March 31, 2012, the fair value of the warrant derivative liability was determined to be $191.4 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.42%, (ii) remaining term of 2.5 years, (iii) no dividend yield (iv) volatility of 119%, and (v) the stock price on the date of measurement. The $68.3 million increase in the fair value of the warrant liability during the three months ended March 31, 2012 was recognized as: (i) a $0.3 million transfer from warrant liability to additional paid-in capital for the fair value of warrants exercised during the three months ended March 31, 2012, (ii) a $66.2 million loss on change in fair value of the remaining derivative liability and (iii) $2.4 million compensation expense for change in fair value of warrants issued to former employees, both amounts are included in the consolidated statement of operations for the three months ended March 31, 2012. The change in the fair value of the warrant derivative liability is as follows (in thousands):

October 2009 Warrants
Balance at December 31, 2010	$230,069

Gain on change in fair value of derivative liability	(25,342)
Compensation income for change in fair value of warrants issued to former employees	(679)
Transfers to equity	(29,229)

Balance at March 31, 2011	$174,819

October 2009 Warrants
Balance at December 31, 2011	$123,125

Loss on change in fair value of derivative liability	66,209
Compensation expense for change in fair value of warrants issued to former employees	2,374
Transfers to equity	(321)

Balance at March 31, 2012	$191,387

The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($12.45 based on the $11.32 market price of our stock at March 31, 2012) on which the March 31, 2012 valuation was based, the value would have increased by $20.7 million. Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Segment and Geographical Information

For the three months ended March 31, 2012 and 2011, the Company has reported its business as a single reporting segment. The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

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

The Company had 21,066,363 warrants to purchase common shares outstanding at March 31, 2012 at a weighted-average exercise price of $1.48, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
4/27/07	17,500	17.90	1/17/2014
6/1/07	55,737	7.20	5/31/12
12/5/07	516,300	1.17	12/3/12
7/31/09	138,888	1.00	7/30/14
7/31/09	1,666,000	1.00	7/30/14
10/16/09	18,024,888	1.50	10/15/14
10/16/09	647,050	1.50	10/15/14

	21,066,363	$1.48

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

The warrants issued in connection with the October 2009 financing contained a pricing variability feature which provided for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be issued at a price less than the £0.5 par value of the common stock – that is, if the exchange rate exceeded U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants are not considered to be indexed to the Company’s common stock. Accordingly, the warrants do not qualify for the exception to classify the warrants within equity and are classified as a derivative liability. The fair value of this warrant derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrants at December 31, 2011 was determined to be approximately $123.1 million using the Black-Scholes option pricing model.

Although the warrants contain a pricing variability feature, the number of common shares issuable under the warrants remains fixed. Therefore, as of March 31, 2012 the maximum number of common shares issuable as a result of the October 2009 private placement is 18.7 million. During the three months ended March 31, 2012, approximately 40,000 of the October 2009 warrants were exercised, resulting in gross proceeds to the Company of approximately $0.1 million. During the three months ended March 31, 2011, approximately 3.9 million of the October 2009 warrants were exercised, resulting in gross proceeds to the Company of approximately $5.9 million. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant liability to additional paid-in capital. During the three months ended March 31, 2012 and 2011, the fair value of the exercised warrants of $0.3 million and $29.2 million, respectively, was transferred from warrant liability to additional paid in capital with the change in the fair value on the exercise date recognized in the statement of operations. The fair value of the warrant liability at March 31, 2012 for the remaining warrants was determined to be approximately $191.4 million. The Company recognized a loss on change in fair value of derivative liability of $66.2 million and compensation expense of $2.4 million for the three month period ended March 31, 2012. The Company recognized a gain on change in fair value of derivative liability of $25.3 million and compensation income of $0.7 million for the three month period ended March 31, 2011.

(4)	Debt

Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% Exchangeable Senior Notes due 2032 (the “Notes”). The Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are guaranteed by Amarin. Net proceeds to the Company, after payment of underwriting fees and estimated expenses, were approximately $144.3 million.

The Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the Notes’ maturity on January 15, 2032. The Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of Notes. If the Company elected physical settlement, the Notes would initially be exchangeable into 17,021,280 ADSs. Based on the closing price of the Company’s stock at March 31, 2012, the value of the shares if converted on that date would exceed the principal amount of the Notes by $42.7 million.

Additional covenants include: (i) limitations on any future indebtedness, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Exchange Act with both the SEC and the Trustee, and (iii) maintaining the tradability of the Notes. The Company is required to use commercially reasonable efforts to procure and maintain the listing of the Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture) prior to July 15, 2012. If the Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the Notes, the Company shall pay additional interest on the Notes at the rate of 0.50% per annum of the principal amount of Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the Notes are not freely tradable. On April 24, 2012 the Notes were admitted to the Global Exchange Market of the Irish Stock Exchange.

The Company may not redeem the Notes prior to January 19, 2017, other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts becoming due with respect to payments and/or deliveries on the Note. On or after January 19, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s future unsecured indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Notes are exchangeable under certain circumstances, and the proceeds allocated to this conversion option was determined to be $23.8 million and was deducted from the initial fair value of the $150.0 million debt obligation. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification. The Notes fell under Level 3 of the fair value hierarchy. The Company determined the fair value of the liability component of the Notes to be $126.2 million, and the excess of the principal amount of the liability component over the liability is the amount allocated to the conversion option and also results in a discount on the debt. The discount created from allocating proceeds to the conversion option will be amortized to interest expense using the effective interest method over the Notes’ estimated remaining life, which was calculated to be a period of twenty-four months, and the effective interest rate of the Notes is 13.5%. As of March 31, 2012, the unamortized discount created from the allocation of the proceeds to the conversion option was $21.5 million.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriters discounts and offering costs was the equity and liability components of the Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriters discounts and offering costs allocated to the liability component is being amortized as interest expense over the estimated remaining life of the Notes of twenty-four months. As of March 31, 2012, the unamortized debt discount was $4.3 million was recorded as a direct reduction of debt on the balance sheet. The carrying value of the Notes, net of the unamortized discount, was $124.2 million. During the three months ended March 31, 2012, the Company recognized interest expense of $4.0 million related to the Notes, of which $2.3 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $1.2 million represents contractual coupon interest, and $0.5 million represents the amortization of the discount from the underwriter’s discounts and offering costs.

(5)	Commitments and Contingencies

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

•

The Company signed two agreements in 2011 for the supply of API materials for AMR101. These agreements provide access to additional API supply that is incremental to supply from its existing Japan-based API supplier. These agreements include requirements for the suppliers to qualify their materials and facilities. The Company anticipates incurring certain costs associated with the qualification of product produced by these suppliers. Following FDA approval of AMR101, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. Because the Company has not yet obtained FDA approval for AMR101, no liability has been recorded. The 2011 supply agreements also include (i) development fees up to a maximum of $0.5 million (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases and is refundable to Amarin if the supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million.

•

Concurrent with its entry into one of the two agreements entered into in 2011 for the supply of API materials for AMR101, Amarin agreed to make a noncontrolling minority share equity investment in the supplier of up to $3.3 million. In July 2011, the Company invested $1.7 million under this agreement, which has been included in other long term assets and accounted for under the cost method at March 31, 2012.

•

Under the 2009 Lorazepam sale agreement with Elan, Elan did not assume any obligations under a related Neurostat development agreement and, as a result, Amarin retained a potential obligation to make a $0.2 million milestone payment to Neurostat, contingent upon the drug being tested by Elan in an efficacy study.

•

Under the 2004 share repurchase agreement with Laxdale Limited, in connection with commercialization of AMR101 for cardiovascular indications, prior to the end of 2012 the Company is required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $160 million at March 31, 2012); 0.5% for net sales between £100 million (approximately $160 million at March 31, 2012) and £500 million (approximately $799 million at March 31, 2012); and 0.25% for sales in excess of £500 million (approximately $799 million at March 31, 2012). These royalty obligations terminate on December 31, 2012.

•

Also under the 2004 share repurchase agreement with Laxdale Limited, upon receipt of marketing approval in the U.S. and/or Europe for the first indication for AMR101 (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale Limited (at the sole option of each of the sellers) of £7.5 million (approximately $12 million at March 31, 2012) for each of the two potential marketing approvals (i.e. £15 million maximum, or approximately $24 million at March 31, 2012). In addition, upon receipt of a marketing approval in the U.S. or Europe for a further indication of AMR101 (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8 million at March 31, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16 million at March 31, 2012).

The Company has no provision for any of the obligations above since the amounts are either not probable or estimable at March 31, 2012.

(6)	Equity

Common stock

During the three months ended March 31, 2012, the Company issued 554,259 shares as a result of the exercise of stock options, resulting in gross proceeds of $0.8 million and net proceeds of $0.79 million. In addition the Company issued 40,000 shares as a result of the exercise of warrants, resulting in gross proceeds of $0.06 million and net proceeds of $0.059 million.

On February 1, 2012, the Company granted 584,400 restricted stock units (“RSU’s”) to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain regulatory and time-based milestones and expire on February 1, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Compensation Committee in shares or a combination of cash or shares. The fair value of the RSUs were determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. The Company recorded expense of $0.4 million during the period ended March 31, 2012 related to the vesting of the RSUs.

During the three months ended March 31, 2011, the Company issued 994,749 shares as a result of the exercise of stock options, resulting in gross proceeds of $1.75 million and net proceeds of $1.72 million. In addition the Company issued 4,557,364 shares as a result of the exercise of warrants, resulting in gross proceeds of $6.6 million and net proceeds of $6.5 million.

In January 2011, Amarin sold 13.8 million common shares to both existing and new investors at a price of $7.60 per share, resulting in gross proceeds of $104.9 million and net proceeds of $98.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and below under Part II, Item IA, “Risk Factors”.

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

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of AMR101, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA – Intervention Trial), that is designed to evaluate the efficacy of AMR101 in reducing major cardiovascular events in a high risk patient population on statin therapy. The REDUCE-IT study is also the subject of an SPA agreement with the FDA. If successful, we believe the results of this study could lead to a broadening of the market potential for AMR101 beyond the MARINE and ANCHOR indications.

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

Manufacturing and Supply

Our goal in expanding our supply chain is to provide greater capacity to meet anticipated demand, enable supply diversification and flexibility and introduce cost competition. After conducting an extensive global search for manufactures capable of producing AMR101 API to our technical specifications, we entered into limited exclusivity, long-term agreements with two additional API suppliers in 2011. We are currently working to finalize terms and conditions with a fourth supplier. Certain of our API supply agreements contain provisions under which the cost of supply to us decreases as we purchase increased product volume.

The agreements with each of our API suppliers contemplate phased capacity expansion aimed at creating sufficient capacity to meet anticipated demand for API material for AMR101 following FDA approval. Accordingly, our current supplier, Nisshin Pharma, and our other potential suppliers are currently working to expand and qualify their production capabilities to meet regulatory requirements to manufacture the API for AMR101. These API suppliers are self-funding these expansion and qualification plans with contributions from Amarin. There can be no assurance that additional suppliers will fully-fund the capital costs of our engagement or that they will successfully qualify with the FDA.

Our NDA for AMR101 references supply from Nisshin with which we have had the longest relationship and is best qualified to support our launch of AMR101. We have defined with the FDA our plan and specifications for qualifying the additional API suppliers. We intend to submit a supplemental NDA, or sNDA, for the use of these additional API suppliers after the suppliers successfully complete the qualification process and the NDA is approved. For API encapsulation, we submitted two commercial encapsulators as part of our NDA. We believe that both of these companies have the capacity to support our product launch requirements.

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

Commercialization Strategy

We are currently considering three potential paths for the marketing and sale of AMR101: strategic collaboration, acquisition and self-commercialization, that latter of which could include a third-party collaboration. From time to time we have held discussions with larger pharmaceutical companies on potential collaborations and other strategic opportunities with larger pharmaceutical companies and we may have discussions regarding such opportunities in the future. These strategic opportunities may include licensing or similar transactions, joint ventures, partnerships, strategic alliances, business associations, or a sale of the company. However, we cannot estimate the timing of any such potential collaborations. No assurance can be given that we will enter into any such strategic transaction. Until such time when we enter into such a strategic transaction, if ever, we plan to continue to execute on our plans to launch, market and sell AMR101 on our own.

The U.S. market is currently our primary focus for the initial commercial launch of AMR101. Opportunities to market and sell AMR101 outside of the United States are also under evaluation.

January 2012 Financing and Financial Position

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032. The notes are the senior unsecured obligations of Corsicanto Limited and are guaranteed by Amarin. The notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of Amarin shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at Amarin’s election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs.

As of March 31, 2012, our cash balance was $245.8 million, including net proceeds of approximately $144.3 million, after deducting underwriting commissions and expenses payable by us, associated with the issuance of $150.0 million in principal amount of our 3.5% exchangeable senior notes in January 2012. We believe that we have sufficient financial resources to fund our projected operations at least for the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, and preparations for and commercial launch of AMR101 on each of the three potential paths we are considering for commercialization, subject to timely regulatory approval. Unless we enter into a strategic collaboration in support of a commercial launch, we may need to raise additional capital to support these efforts on our own.

Financial Operations Overview

Revenue. We recorded no revenue in 2012 or 2011.

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

Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under lease obligations, the amortization of the conversion option related to the Company’s exchangeable debt, the amortization of the debt discount and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other income, net, consists primarily of foreign exchange gains and losses.

Critical Accounting Policies and Significant Judgments and Estimates

As a result of the issuance in January 2012 of our 3.5% exchangeable senior notes, we have included a Debt Issuance policy under our critical accounting policies at March 31, 2012. Other than this new Debt Issuance policy, there have been no other changes in our critical accounting policies, judgments, and estimates as described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 versus March 31, 2011

Revenue. We recorded no revenue in 2012 or 2011

Research and Development Expense. Research and development expense for the three months ended March 31, 2012 was $4.8 million, versus $4.4 million in the prior year period, an increase of $0.4 million, or 9.1%. Research and development expenses for the three months ended March 31, 2012 and 2011 are summarized in the table below:

	Three Months Ended March, 31 (in thousands)
	2012	2011
Research and development expenses, excluding non-cash expense (1)	$3,964	$4,149
Non-cash stock based compensation expense (2)	792	300

	$4,756	$4,449

(1)	Research and development expense, excluding non-cash charges, for the three months ended March 31, 2012 was $4.0 million, versus $4.1 million in the prior year period, a decrease of $0.1 million, or 2.4%. The decrease in research and development expense was primarily due to decreased costs in 2012 for our AMR101 cardiovascular program, primarily costs associated with the ANCHOR trial, the top-line results of which were reported in April 2011. The decrease in costs for the ANCHOR trial for the three months ended March 31, 2012 versus the prior year period were partially offset by increased clinical costs for the REDUCE-IT cardiovascular outcomes study, which was initiated in the second half of 2011.
(2)	Stock based compensation expense included within research and development was $0.8 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

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

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the three months ended March 31, 2012 was $14.0 million, versus $2.7 million in the prior year period, an increase of $11.3 million, or 419%. Marketing, general and administrative expenses for the three months ended March 31, 2012 and 2011 are summarized in the table below:

	Three Months Ended March, 31 (in thousands)
	2012	2011
Marketing, general and administrative expenses, excluding non-cash expenses (1)	$8,571	$2,165
Non-cash stock based compensation expense (2)	3,082	1,240
Non-cash warrant related compensation expense (income) (3)	2,374	(679)

	$14,027	$2,726

(1)	Marketing, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended March 31, 2012 was $8.6 million, versus $2.2 million in the prior year period, an increase of $6.4 million, or 291%. The increase was primarily due to cost increases in 2012 for staffing, and other marketing, general, and administrative costs incurred in order to prepare for the commercialization of AMR101.

(2)	Stock based compensation expense for the three months ended March 31, 2012 was $3.1 million, versus $1.2 million in the prior year period, an increase of $1.9 million primarily reflecting an increase in the number of awards outstanding during the period ending March 31, 2012 versus the prior period, and also in the fair value of new option awards granted to attract and retain qualified employees.
(3)	Warrant related compensation expense (income) for the three months ended March 31, 2012 was expense of $2.4 million, versus income of $0.7 million in the prior year period. Warrant related compensation expense for the period ended March 31, 2012 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former employees of Amarin, net of warrants exercised. The increase in the fair value of the warrants for the three months ended March 31, 2012 is due primarily to an increase in our stock price between December 31, 2011 and March 31, 2012. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect marketing, general and administrative costs in 2012 to increase as we prepare for the commercialization of AMR101, including costs for market research, sales force preparation and development of management information systems. The extent of such increases will depend in large part on the timing of NDA approval for AMR101 and whether we launch AMR101 on our own or with a strategic collaborator. If we launch AMR101 on our own, we anticipate that this launch will occur, subject to NDA approval, in early 2013 and that we would not hire the majority of the anticipated number of sales representatives until the fourth quarter of 2012.

Gain (loss) on Change in Fair Value of Derivative Liability. Gain (loss) on change in fair value of derivative liability for the three months ended March 31, 2012 was a loss of $66.2 million versus a gain of $25.3 million in the prior year period. (Loss) gain on change in fair value of derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2011 was $123.1 million and we recognized a $66.2 million loss on change in fair value of derivative liability for the period ended March 31, 2012 for these warrants. The fair value of the warrant derivative liability at December 31, 2010 was $230.1 million and we recognized a $25.3 million gain on change in fair value of derivative liability for the period ended March 31, 2011. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Interest Income (Expense), net. Interest income includes interest earned on cash balances. Interest expense includes the amortization of the conversion option related to our exchangeable debt, the amortization of the debt discount and debt obligation coupon interest. During the three months ended March 31, 2012, we recognized interest expense of $4.0 million, of which $2.3 million represents amortization of the conversion option, $1.2 million represents contractual coupon interest, $0.5 million represents the amortization of the debt discount.

Other Income, net. Other income primarily includes gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2012 include cash and cash equivalents of $245.8 million. In January 2012 we completed a convertible debt offering from which we received approximately $144.3 million in net proceeds. Our projected uses of cash include the continued funding of the REDUCE-IT study, commercial preparation and launch of AMR101, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2012	2011
Cash (used in) provided by continuing operations:
Operating activities	$(17.7)	$(8.8)
Investing activities	(0.1)	—
Financing activities	147.0	106.8

Increase in cash and cash equivalents	$129.2	$98.0

We had no debt obligations at December 31, 2011.

On January 9, 2012, Amarin, through our wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 in aggregate principal amount of its 3.5% exchangeable senior notes due 2032. The proceeds received by Amarin from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. These notes were issued pursuant to an indenture dated as of January 9, 2012, by and among Corsicanto Limited, Amarin Corporation plc as guarantor, and Wells Fargo Bank, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by Amarin Corporation plc. The notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of Amarin shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at Amarin’s election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs.

In January 2011, we sold 13.8 million shares of our common shares, par value £0.50 per share, at a price of $7.60 per share, resulting in net proceeds of approximately $98.7 million after deducting underwriting commissions and expenses payable by us associated with this transaction.

We believe that our cash, including the net proceeds from the January 2012 financing, will be sufficient to fund our projected operations for at least the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, commercial preparations for and, subject to timely regulatory approval, launch of AMR101 on each of the three potential paths we are considering for commercialization, working capital and other general corporate activities. This is based on our current operational plans and activities at normal levels and does not assume any cash inflows from partnerships, warrant exercises or other dilutive or non-dilutive financings in the longer-term.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2012	2013 to 2014	2015 to 2016	After 2016
Contractual Obligations:
Purchase obligations (1)	$10.1	$10.1	$—	$—	$—
Operating lease obligations (2)	1.1	0.4	0.7	—	—
Interest payment obligations (3)	10.6	2.7	7.9	—	—

Total contractual cash obligations	$21.8	$13.2	$8.6	$—	$—

(1)	Represents minimum purchase obligations under a supplier agreement with a Japan-based supplier. We paid $2.4 million during the three months ended March 31, 2012 and have additional purchase obligations of $10.1 million in 2012. Not included in this obligation is a non-refundable milestone payment of $0.5 million payable upon the first marketing approval of AMR101 in the United States. Additional future minimum purchases will be required, subject to an NDA approval, and in preparation for commercialization of AMR101 we may purchase more than the minimum amount.

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

(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Bedminster, NJ, and Groton, CT.

(3)	Represents interest payments due under the terms of our 3.5% exchangeable senior notes (“notes”) due 2032, assuming they remain outstanding for 24 months and have not been exchanged for ADRs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADRs.

We do not enter into financial instruments for trading or speculative purposes.

The above table also does not reflect potential material purchases under the API supply agreements signed during 2011 with two additional API suppliers. We are currently working to finalize terms and conditions with a fourth supplier. These agreements provide access to additional API supply that is incremental to supply from Nisshin Pharma, our existing API supplier. Each of these API agreements contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for AMR101 following FDA approval. These API suppliers are self-funding these expansion plans with contributions from Amarin. These agreements include requirements for the suppliers to qualify their materials and facilities. We anticipate incurring certain costs associated with the qualification of product produced by these suppliers. Following FDA approval of AMR101, these agreements include annual purchase levels enabling Amarin to maintain supply exclusivity with each respective supplier, and to prevent potential termination of the agreements. Because we have not yet obtained FDA approval for AMR101, these amounts are excluded from the above table. The two supply agreements entered into in 2011 also include (i) development fees up to a maximum of $0.5 million, (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to Amarin if a supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million.

Concurrent with one of these supply agreements, our agreement with Chemport located in South Korea, we agreed to make a minority share equity investment in Chemport of up to $3.3 million. In July 2011, we paid to Chemport $1.7 million, which has been included in other long term assets at December 31, 2011 and March 31, 2012. Under this agreement, we paid an additional $0.8 million in April 2012. Subject to Chemport meeting certain milestones, we anticipate making the remaining $0.8 million investment during 2012.

Under our 2004 share repurchase agreement with Laxdale Limited, in connection with any commercialization of AMR101 for cardiovascular indications prior to the end of 2012, we are required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $160 million at March 31, 2012); 0.5% for net sales between £100 million (approximately $160 million at March 31, 2012) and £500 million (approximately $799 million at March 31, 2012); and 0.25% for sales in excess of £500 million (approximately $799 million at March 31, 2012). These royalty obligations terminate on December 31, 2012.

Under this same agreement with Laxdale Limited, upon receipt of marketing approval in the United States and/or Europe for the first indication for AMR101 (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £7.5 million (approximately $12 million at March 31, 2012) for each of the two potential marketing approvals (i.e., £15 million maximum, or approximately $24 million at March 31, 2012). In addition, upon receipt of a marketing approval in the United States or Europe for a further indication of AMR101 (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8 million at March 31, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16 million at March 31, 2012).

In addition to the obligations in the table above, we have approximately $0.7 million of liability for uncertain tax positions that have been recorded in long-term liabilities at December 31, 2011 and March 31, 2012. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

At March 31, 2012, we record as a liability the fair value of warrants to purchase 18.7 million shares of our common stock issued to investors. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($12.45 based on the $11.32 market price of our stock at March 31, 2012) on which the March 31, 2012 valuation was based, the value would have increased by $20.7 million. Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations. Subsequent to March 31, 2012, the price of our common shares increased more than 10% which, if sustained on subsequent measurement periods will result in a greater increase in the value of the derivative liability and a greater additional loss than reflected in this hypothetical example.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2012 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described below.

PART II

Item 1.	Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2012, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.	Risk Factors

Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012, contains in Part I, Item 1A numerous risk factors relating to our business and operations, our intellectual property, clinical trials, regulatory matters, our dependence on third parties, our industry and our common stock.

During the three months ended March 31, 2012, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1†	Second Amendment to API Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited dated January 9, 2012.

10.2†	Third Amendment to API Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited dated May 7, 2012.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

†	Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero
President (Principal Financial and Accounting Officer) (On behalf of the Registrant)

Date: May 8, 2012