Form 10-Q
period 2012-06-30
AMARIN CORP PLC\UK
filed 2012-08-08
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

148,429,704 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 390,564 ordinary shares, were outstanding as of August 2, 2012.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$250,255	$116,602
Deferred tax asset	533	533
Other current assets	6,433	1,837

Total current assets	257,221	118,972

Property, plant and equipment, net	621	432
Deferred tax asset	10,851	4,734
Other long term assets	2,482	2,241

TOTAL ASSETS	$271,175	$126,379

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,429	$4,419
Accrued expenses and other liabilities	9,070	4,033

Total current liabilities	17,499	8,452

Long-Term Liabilities:
Warrant derivative liability	120,214	123,125
Long term debt	127,438	—
Other long-term liabilities	704	764

Total liabilities	265,855	132,341

Commitments and contingencies (Note 5)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 148,132,553 issued, 148,112,474 outstanding at June 30, 2012; 135,832,542 issued, 135,812,463 outstanding at December 31, 2011	122,844	113,321
Additional paid-in capital	593,341	449,393
Treasury stock; 20,079 shares at June 30, 2012 and December 31, 2011	(217)	(217)
Accumulated deficit	(710,648)	(568,459)

Total stockholders’ equity (deficit)	5,320	(5,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$271,175	$126,379

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	$—	$—	$—	$—
Operating Expenses:
Research and development	14,066	5,189	18,822	9,638

Marketing, general and administrative	13,635	10,025	27,662	12,751

Total operating expenses	27,701	15,214	46,484	22,389

Operating loss	27,701	15,214	46,484	22,389

Loss on change in fair value of derivative liability	18,930	185,359	85,139	160,017
Interest expense (income), net	4,317	(94)	8,268	(95)
Other expense (income), net	52	(11)	(16)	(88)

Loss from operations before taxes	51,000	200,468	139,875	182,223
Provision for income taxes	2,904	1,635	2,314	1,586

Net loss	$53,904	$202,103	$142,189	$183,809

Loss per share:
Basic and diluted	$0.38	$1.58	$1.03	$1.46

Weighted average shares:
Basic and diluted	140,550	128,360	138,280	125,907

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2011	135,832,542	$113,321	$449,393	$(217)	$(568,459)	$(5,962)

Warrants exercised	9,812,622	7,569	7,361	—	—	14,930

Transfer of fair value of warrants exercised from liabilities to equity	—	—	92,282	—	—	92,282
Conversion option of exchangeable notes			22,898			22,898

Stock options exercised	2,485,647	1,953	4,725	—	—	6,678

Tax benefits realized from stock-based compensation	—	—	7,960	—	—	7,960

Shares issued for services	1,742	1	13	—	—	14

Share based compensation	—	—	8,709	—	—	8,709

Loss for the period	—	—	—	—	(142,189)	(142,189)

At June 30, 2012	148,132,553	$122,844	$593,341	$(217)	$(710,648)	$5,320

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2010	106,856,731	$90,465	$206,718	$(217)	$(499,333)	$(202,367)

Warrants exercised	10,330,642	8,289	6,641	—	—	14,930

Transfer of fair value of warrants exercised from liabilities to equity	—	—	108,458	—	—	108,458

Shares issued in January financing	13,800,000	10,723	87,931	—	—	98,654

Stock options exercised	2,164,647	1,745	3,209	—	—	4,954

Tax benefits from stock-based compensation	—	—	1,061	—	—	1,061
Shares issued for services	11,810	9	35	—	—	44

Share based compensation	—	—	3,360	—	—	3,360

Income for the period	—	—	—	—	(183,809)	(183,809)

At June 30, 2011	133,163,830	$111,231	$417,413	$(217)	$(683,142)	$(154,715)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,189)	$(183,809)
Adjustments to reconcile (loss) income to net cash used in operating activities:
Depreciation and amortization	75	32
Stock-based compensation	8,709	3,360
Stock-based compensation—warrants	4,232	4,356
Shares issued for services	14	44
Excess tax benefit from stock-based awards	(7,960)	(1,061)
Accrued interest payable	2,508	—
Amortization of debt discount and debt issuance costs	6,020	—
Loss on change in fair value of derivative liability	85,139	160,017
Changes in assets and liabilities:
Other current assets	(4,596)	535
Other non-current assets	(5,533)	(707)
Change in lease liability	(46)	(50)
Accounts payable and other liabilities	14,505	(2,303)

Net cash used in operating activities	(39,122)	(19,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(264)	(9)
Purchase of long term investment	(825)	—

Net cash used in investing activities	(1,089)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	98,654
Proceeds from exercise of stock options, net of transaction costs	6,678	4,954
Proceeds from exercise of warrants, net of transaction costs	14,930	14,930
Excess tax benefit from stock-based awards	7,960	1,061
Proceeds from issuance of exchangeable debt, net of transaction costs	144,316
Payments under capital leases	(20)	—

Net cash provided by financing activities	173,864	119,599
NET INCREASE IN CASH AND CASH EQUIVALENTS	133,653	100,004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,602	31,442

CASH AND CASH EQUIVALENTS, END OF PERIOD	$250,255	$131,446

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Income taxes	$313	$410

Non-cash transactions:
Transfer from derivative liability to equity, fair value of warrants exercised	$92,282	$108,458

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

Amarin is a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, the Company received FDA approval to market and sell its lead product VascepaTM (icosapent ethyl) capsules (formerly known as AMR101) as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Amarin is also developing Vascepa for the treatment of patients with high triglyceride levels who are also on statin therapy for elevated LDL-C levels, or what the Company refers to as mixed dislipidemia. Triglycerides are fats in the blood.

Basis of Presentation

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Prior to 2004, the Company was in the business of selling a previous biopharmaceutical compound, which has since been discontinued. The Company’s current focus is on the commercialization and development of Vascepa, which received approval from the FDA on July 26, 2012. The Company is not considered a development stage business, as the release and sale of the previous product represented the exit of the Company from the development stage.

At June 30, 2012, the Company had cash and cash equivalents of $250.3 million. The Company’s consolidated balance sheet also includes a significant derivative liability (see footnote 3—Warrants and Derivative Liability) reflecting the fair value of outstanding warrants to purchase shares of the Company’s common stock. This liability can only be settled in shares of the Company’s stock and, as such, would only result in cash inflows upon the exercise of the warrants—not a cash outflow. Accordingly, this warrant derivative liability presents neither a short nor long-term claim on the liquid assets of the Company.

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032 resulting in net proceeds to the Company of $144.3 million. The notes are the senior unsecured obligations of Corsicanto Limited and are guaranteed by Amarin. In July 2012 Amarin made its initial interest payment on the notes in the aggregate amount of $2.7 million.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, preparation for and commercial launch of Vascepa, working capital and other general corporate activities.

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

Marketing, General and Administrative Costs

Warrant related expense from non-cash changes in fair value of the derivative liability associated with warrants issued in October 2009 to former officers of Amarin is recorded as compensation expense and classified as part of marketing, general and administrative costs, net of warrants exercised.

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

Stock-Based Compensation

Stock-based compensation cost, apart from that described under “Marketing, General, and Administrative costs” with respect to certain warrant-related expenses, is measured at the grant date, based on the then-fair value of the award, and is recognized as compensation cost over the requisite service period. Compensation expense is reduced for awards not expected to vest.

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

If the terms of warrants that initially require the warrants to be classified as derivative financial liabilities lapse, the derivative financial liability is reclassified out of financial liabilities into equity at its fair value on that date. At settlement date, if the instruments are settled in shares the carrying value of the warrants are derecognized and transferred to equity at their fair value at that date. The cash proceeds received from exercises of warrants are recorded in common stock and additional paid-in capital.

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

The following table presents information about the Company’s liability as of June 30, 2012 and December 31, 2011 that is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2012
In thousands	Total	Level 1	Level 2	Level 3

Asset:

Cash equivalents	$37,000	$37,000	$—	$—

Liability:

Warrant derivative liability	$120,214	$—	$—	$120,214

	December 31, 2011
In thousands	Total	Level 1	Level 2	Level 3

Asset:

Cash equivalents	$39,000	$39,000	$—	$—

Liability:

Warrant derivative liability	$123,125	$—	$—	$123,125

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

At June 30, 2012, the fair value of the warrant derivative liability was determined to be $120.2 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.35%, (ii) remaining term of 2.3 years, (iii) no dividend yield (iv) volatility of 97%, and (v) the stock price on the date of measurement. The $2.9 million decrease in the fair value of the warrant liability during the six months ended June 30, 2012 was recognized as: (i) a $92.3 million transfer from warrant liability to additional paid-in capital for the fair value of warrants exercised during the six months ended June 30, 2012, (ii) a $85.2 million loss on change in fair value of the remaining derivative liability and (iii) $4.2 million compensation expense for change in fair value of warrants issued to former employees, both amounts are included in the consolidated statement of operations for the six months ended June 30, 2012. The change in the fair value of the warrant derivative liability is as follows (in thousands):

	Three months ended June 30	Six months ended June 30

Balance at March 31, 2011 & December 31, 2010, respectively	$174,819	$230,069
Loss on change in fair value of derivative liability	185,359	160,017
Compensation expense for change in fair value of warrants issued to former employees	5,035	4,356
Transfers to equity	(79,229)	(108,458)

Balance at June 30, 2011	$285,984	$285,984

	Three months ended June 30	Six months ended June 30

Balance at March 31, 2012 & December 31, 2011, respectively	$191,387	$123,125
Loss on change in fair value of derivative liability	18,930	85,139
Compensation expense for change in fair value of warrants issued to former employees	1,858	4,232
Transfers to equity	(91,961)	(92,282)

Balance at June 30, 2012	$120,214	$120,214

The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($15.91 based on the $14.46 market price of our stock at June 30, 2012) on which the June 30, 2012 valuation was based, the value would have increased by $13.2 million. Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Segment and Geographical Information

For the three and six months ended June 30, 2012 and 2011, the Company has reported its business as a single reporting segment. The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

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

The Company had 11,292,993 warrants to purchase common shares outstanding at June 30, 2012 at a weighted-average exercise price of $1.44, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
4/27/07	17,500	17.90	1/17/2014
12/5/07	307,967	1.17	12/3/12
7/31/09	138,888	1.00	7/30/14
7/31/09	1,666,000	1.00	7/30/14
10/16/09	8,515,588	1.50	10/15/14
10/16/09	647,050	1.50	10/15/14

	11,292,993	$1.44

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

The warrants issued in connection with the October 2009 financing contain a pricing variability feature which provides for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be issued at a price less than the £0.5 par value of the common stock – that is, if the exchange rate exceeds U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants are not considered to be indexed to the Company’s common stock. Accordingly, the warrants do not qualify for the exception to classify the warrants within equity and are classified as a derivative liability. The fair value of this warrant derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrants at December 31, 2011 was determined to be approximately $123.1 million using the Black-Scholes option pricing model.

Although the warrants contain a pricing variability feature, the number of common shares issuable under the warrants remains fixed. Therefore, as of June 30, 2012 the maximum number of common shares issuable as a result of the October 2009 private placement is 9.2 million. During the three and six months ended June 30, 2012, approximately 9.51 million, and 9.55 million of the October 2009 warrants were exercised, respectively, resulting in gross proceeds to the Company of approximately $14.26 million and $14.32 million, respectively. During the three and six months ended June 30, 2011, approximately 5.6 million and 9.6 million of the October 2009 warrants were exercised, respectively, resulting in gross proceeds to the Company of approximately $8.4 million and $14.3 million, respectively. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant liability to additional paid-in capital. During the six months ended June 30, 2012 and 2011, the fair value of the exercised warrants of $92.3 million and $108.5 million, respectively, was transferred from warrant liability to additional paid in capital with the change in the fair value on the exercise date recognized in the statement of operations. The fair value of the warrant liability at June 30, 2012 for the remaining warrants was determined to be approximately $120.2 million. The Company recognized a loss on change in fair value of derivative liability of $85.2 million and compensation expense of $4.2 million for the six month period ended June 30, 2012. The Company recognized a loss on change in fair value of derivative liability of $160 million and compensation expense of $4.4 million for the six month period ended June 30, 2011.

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

The Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the Notes’ maturity on January 15, 2032. The Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of Notes. If the Company elected physical settlement, the Notes would initially be exchangeable into 17,021,280 ADSs. Based on the closing price of the Company’s stock at June 30, 2012, the value of the shares if converted on that date would exceed the principal amount of the Notes by $96.1 million.

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

The Company may not redeem the Notes prior to January 19, 2017, other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts becoming due with respect to payments and/or deliveries on the Notes. On or after January 19, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s future unsecured indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Notes are exchangeable under certain circumstances, and the proceeds allocated to this conversion option were determined to be $23.8 million and were deducted from the initial fair value of the $150.0 million debt obligation. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification. The Notes fell under Level 3 of the fair value hierarchy. The Company determined the fair value of the liability component of the Notes to be $126.2 million, and the excess of the principal amount of the liability component over the liability is the amount allocated to the conversion option and also results in a discount on the debt. The discount created from allocating proceeds to the conversion option will be amortized to interest expense using the effective interest method over the Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. The effective interest rate of the Notes is 13.5%. As of June 30, 2012, the unamortized discount created from the allocation of the proceeds to the conversion option was $18.8 million.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriters discounts and offering costs was allocated to the equity and liability components of the Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriters discounts and offering costs allocated to the liability component is being amortized as interest expense over the estimated remaining life of the Notes of twenty-four months. As of June 30, 2012, the unamortized debt discount was $3.8 million and was recorded as a direct reduction of debt on the balance sheet. The carrying value of the Notes, net of the unamortized discount, was $127.4 million. During the three and six months ended June 30, 2012, the Company recognized interest expense of $4.5 million and $8.5 million related to the Notes, respectively, of which $2.7 million and $5.0 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, respectively, $1.3 million and $2.5 million represents contractual coupon interest, respectively, and $0.5 million and $1.0 million represents the amortization of the discount from the underwriter’s discounts and offering costs, respectively. At June 30, 2012, the Company had accrued interest of $2.7 million, which has been included in other current liabilities.

In July 2012, the first interest payment of $2.7 million was paid as scheduled.

(5)	Commitments and Contingencies

Royalty and Milestone Obligations

As of June 30, 2012, the Company is party to certain milestone and royalty obligations under several product development agreements, as follows:

•

The 2010 supply agreement with the Company’s existing Japan-based supplier requires a one-time non-refundable payment of $0.5 million to the supplier upon the first marketing approval of Vascepa in the United States, which was received in July 2012. In addition, the supply agreement provides for minimum supply purchase obligations on behalf of the Company. Subsequent to this marketing approval, such aggregate minimum purchase obligations from the supplier are approximately $35.3 million covering purchases made during the six-month period following marketing approval. In preparation for the commercialization of Vascepa the Company may purchase more than this minimum amount.

•

The Company signed two additional agreements in 2011 for the supply of API materials for Vascepa. The Company recently agreed to terms with a fourth API supplier, which terms are subject to contingencies that the Company anticipate will be satisfied in 2012. These agreements provide access to additional API supply that is incremental to supply from its existing Japan-based API supplier. These agreements include requirements for the suppliers to qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company anticipates incurring certain costs associated with the qualification of product produced by these suppliers as described below. In each case, following FDA approval of Vascepa and qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. Because the Company had not yet obtained FDA approval for Vascepa nor have these suppliers been qualified for the manufacture of API for commercial sale as of June 30, 2012, no liability has been recorded for these minimum purchase obligations. The 2011 supply agreements also include (i) development fees up to a maximum of $0.5 million (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases and is refundable to Amarin if the supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million. The agreement with the fourth API supplier, when all contingencies are eliminated by the supplier, provides for development fees of up to $2.3 million and a commitment of up to $15.0 million which will be credited against future API material purchases.

•

Concurrent with its entry into one of the two agreements entered into in 2011 for the supply of API materials for Vascepa, Amarin agreed to make a noncontrolling minority share equity investment in the supplier of up to $3.3 million. In July 2011, the Company invested $1.7 million under this agreement, and an additional $0.8 million in May 2012. These amounts have been included in other long term assets and accounted for under the cost method at June 30, 2012. The Company invested an additional $0.4 million under this agreement, as amended in July 2012, and anticipates making the remaining $0.4 million investment before the end of 2012.

•

Under the 2009 Lorazepam sale agreement with Elan Pharma International Ltd, Elan did not assume any obligations under a related development agreement with Neurostat Pharmaceuticals Inc. and, as a result, Amarin retained a potential obligation to make a $0.2 million milestone payment to Neurostat, contingent upon the drug being tested by Elan in an efficacy study.

•

Under the 2004 share repurchase agreement with Laxdale Limited, in connection with commercialization of Vascepa for cardiovascular indications, prior to the end of 2012 the Company is required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $156 million at June 30, 2012); 0.5% for net sales between £100 million (approximately $156 million at June 30, 2012) and £500 million (approximately $780.7 million at June 30, 2012); and 0.25% for sales in excess of £500 million (approximately $780.7 million at June 30, 2012). These royalty obligations terminate on December 31, 2012.

•

Also under the 2004 share repurchase agreement with Laxdale Limited, upon receipt of marketing approval in the U.S. and/or Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale Limited (at the sole option of each of the sellers) of £7.5 million (approximately $11.7 million at June 30, 2012) for each of the two potential marketing approvals (i.e. £15 million maximum, or approximately $23.4 million at June 30, 2012). In addition, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.8 million at June 30, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.6 million at June 30, 2012).

The Company had no provision for any of the obligations above since the amounts are either not probable or estimable at June 30, 2012. Upon FDA approval of Vascepa in July 2012 for commercial marketing in the United States, the Company accrued the liability associated with the former shareholders of Laxdale Limited as well as certain liabilities under its commercial supply contracts as described above.

(6)	Equity

Common stock

During the three and six months ended June 30, 2012, the Company issued 1,931,388 and 2,485,647 shares, respectively, as a result of the exercise of stock options, resulting in gross proceeds of $5.9 million and $6.7 million, respectively, and net proceeds of $5.88 million and $6.67 million, respectively. In addition, during the three and six months ended June 30, 2012, the Company issued 9,772,622, and 9,812,622 shares, respectively, as a result of the exercise of warrants, resulting in gross proceeds of $14.9 million and $14.96 million respectively, and net proceeds of $14.87 million and $14.93 million, respectively.

On February 1, 2012, the Company granted 584,400 restricted stock units (“RSU’s”) to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain regulatory and time-based milestones and expire on February 1, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Remuneration Committee in shares or a combination of cash or shares. The fair value of the RSUs were determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. The Company recorded expense of $0.6 million and $1.0 million during the three and six months ended June 30, 2012 related to the vesting of the RSUs, respectively. In connection with FDA approval of Vascepa in July 2012, an aggregate of 97,398 of our shares were issued under these RSUs.

During the three and six months ended June 30, 2011, the Company issued 1,169,898 and 2,164,647 shares, respectively, as a result of the exercise of stock options, resulting in gross proceeds of $3.3 million and $5.0 million, respectively, and net proceeds of $3.2 million and $5.0 million, respectively. In addition, during the three and six months ended June 30, 2011, the Company issued 5,773,278 and 10,330,642 shares, respectively, as a result of the exercise of warrants, resulting in gross proceeds of $8.6 million and $15.2 million, respectively, and net proceeds of $8.5 million and $14.9 million, respectively.

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

Overview

We are a biopharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, we received approval from the U.S. Food and Drug Administration, or FDA, to market and sell our lead product Vascepa™ (icosapent ethyl) capsules (formerly known as AMR101) as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500mg/dL) hypertriglyceridemia, which we sometimes refer to as the MARINE indication. Triglycerides are fats in the blood. We are also developing Vascepa for the treatment of patients with high (TG ≥ 200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dislipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication.

Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. We estimate that over 40 million adults in the United States have elevated triglyceride levels ( TG ≥ 200mg/dL) and approximately 4.0 million people in the United States have severe (TG ≥500mg/dL) triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). The effect of Vascepa on cardiovascular mortality and morbidity in patients with hypertriglyceridemia has not been determined. The effect of Vascepa on the risk for pancreatitis in patients with severe hypertriglyceridemia has not been determined.

The potential efficacy and safety of Vascepa was studied in two Phase 3 clinical trials, the MARINE trial and the ANCHOR trial. These trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without a statistically significant increase in LDL-C levels, and in the 4 gram Vascepa ANCHOR results, with a statistically significant decrease in LDL-C levels. These trials also showed favorable results, particularly with the 4 gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (Apo B), non-high-density lipoprotein cholesterol (non-HDL-C), Total-Cholesterol (TC), very low-density lipoprotein cholesterol, or (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In each of these trials. The most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

In July 2012, we received approval from the FDA to market and sell Vascepa in the MARINE indication. We plan to separately seek approval for the use of Vascepa for the treatment of patients in the ANCHOR population. Like the MARINE indication, the ANCHOR indication is supported by a Special Protocol Assessment, or SPA, with the FDA. An SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval. The FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the ANCHOR trials adequately address the objectives necessary to support a regulatory submission. An SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the testing begins. There is no assurance that the FDA will ultimately consider our SPA to be binding. Moreover, any change to a study protocol can invalidate an SPA. If the FDA does not consider the SPA to be binding or makes a determination that we did not follow the SPA appropriately, the agency could assert that additional studies or data are required to support a regulatory submission.

To obtain FDA approval of Vascepa for the ANCHOR indication, based on communications with the FDA, we believe that we must be substantially underway with a cardiovascular outcomes study at the time of the submission of a supplemental NDA to the FDA for the ANCHOR indication. Based on our current estimates, we anticipate that our cardiovascular outcomes study will be substantially underway around the end of 2012 and we believe that the FDA determination on this supplemental NDA would be scheduled by the FDA in the second half of 2013. Based upon feedback from the FDA and consistent with the SPA for the ANCHOR trial, we do not believe the final results of an outcomes study are required for FDA approval of Vascepa for the ANCHOR indication.

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA – Intervention Trial), that is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The REDUCE-IT study is also the subject of an SPA with the FDA. If successful, we believe the results of this study could lead to a broadening of the market potential for Vascepa beyond the approved MARINE and proposed ANCHOR indications. We currently estimate that the duration of the REDUCE-IT trial, which duration is estimated based on prediction of the rate of occurrence of cardiac events, to be approximately six years.

Manufacturing and Supply

Our approval of Vascepa in July 2012 included the approval of one API manufacturer, Nisshin Pharma, Inc., and one API encapsulator, Banner Pharmacaps Europe BV. Nisshin and Banner are the API manufacturer and API encapsulator, respectively, with which we have had the longest working relationships. Their facilities were inspected by regulatory authorities as part of the process that led to the July 2012 Vascepa approval, and we believe that they are qualified to support our commercial launch of Vascepa. We have defined with the FDA our plan and specifications for qualifying additional API manufacturers and encapsulators. We intend to submit a supplemental NDA, or sNDA, for the use of additional suppliers after these suppliers successfully complete the qualification process.

Our goal in expanding our supply chain is to provide greater capacity to meet anticipated demand, enable supply diversification and flexibility and introduce cost competition. After conducting an extensive global search for manufactures capable of producing Vascepa API to our technical specifications, in 2011 we entered into limited exclusivity, long-term agreements with two additional API suppliers, Chemport and BASF (formerly Equateq Limited). In each case, following FDA approval of Vascepa and qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. We recently agreed to terms with a fourth API supplier, which terms are subject to contingencies that we anticipate will be satisfied in 2012. Certain of our API supply agreements contain provisions under which the cost of supply to us decreases as we purchase increased product volume.

The agreements with each of our API suppliers contemplate phased capacity expansion aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa following FDA approval. Accordingly, our current supplier, Nisshin Pharma, and our other potential suppliers are currently working to expand and qualify their production capabilities to meet regulatory requirements to manufacture the API for Vascepa. These API suppliers are self-funding these expansion and qualification plans with contributions from Amarin. There can be no assurance that additional suppliers will fully-fund the capital costs of our engagement or that they will successfully qualify with the FDA. In the process of manufacturing Vascepa, after the API for Vascepa is manufactured it is encapsulated. In addition to Banner, we also have an agreement with Catalent for the encapsulation of Vascepa.

We intend to purchase increasing amounts of API in preparation for the commercial launch of Vascepa. Our supply agreement with Nisshin contains minimum purchase commitments for metric tons of API, and we may purchase more than the minimum requirement. We anticipate receipt of the majority of this API during 2012, in advance of our planned commercial launch of Vascepa. We also plan to encapsulate and package such API as part of our commercial launch plans. During 2013, we intend to further increase our purchases of API and finished capsules of Vascepa. These purchases are generally made on the basis of rolling twelve-month forecasts which in part are binding on us and the balance of which are subject to adjustment by us subject to certain limitations. We may elect to make certain of these purchases prior to sNDA approval of our added suppliers after we are satisfied that the material they produce and their facilities are qualified. However, in the event that we make such purchases, we will not be able to use such material for commercial sale until the sNDA for the applicable supplier is approved by the FDA. Similarly, if we are not compliant with other regulations with regard to this intended purchase of supply, the supply of product for our launch may be delayed.

Our strategy is to expand capacity and to mitigate risk by having multiple API suppliers. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. While we anticipate purchasing qualified API from multiple suppliers for our first year of commercial sales of Vascepa, if no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from Nisshin. Our overall API manufacturing plan provides a pathway to the potential production of API in sufficient quantities to meet anticipated demand, subject to API supplier capacity expansion, qualification and regulatory approval. There can be no assurance that these expansion plans will be successful. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. During the period commencing July 1, 2012 through the expected launch of Vascepa in early 2013, we estimate that we may spend $25 to $35 million to build inventory levels of API and Vascepa capsules in advance of the commercial launch of Vascepa. Our purchase of supply may be insufficient to meet, or exceed, actual demand for Vascepa.

Commercialization Strategy

We are currently considering three potential paths for the marketing and sale of Vascepa: strategic collaboration, acquisition and self-commercialization, the latter of which could include a third-party collaboration. From time to time we have held discussions with larger pharmaceutical companies on potential collaborations and other strategic opportunities with larger pharmaceutical companies, and we may have discussions regarding such opportunities in the future. These strategic opportunities may include licensing or similar transactions, joint ventures, partnerships, strategic alliances, business associations, or a sale of the company. However, we cannot estimate the timing of any such potential strategic transaction and no assurance can be given that we will enter into any such strategic transaction. Until such time when we enter into such a strategic transaction, if ever, we plan to continue to execute on our plans to launch, market and sell Vascepa on our own.

The U.S. market is currently our primary focus for the initial commercial launch of Vascepa. Opportunities to market and sell Vascepa outside of the United States are also under evaluation.

January 2012 Financing and Financial Position

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032. The notes are the senior unsecured obligations of Corsicanto Limited and are guaranteed by Amarin. The notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. In July 2012 Amarin made its initial interest payments on the notes in the aggregate amount of $2.7 million. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of Amarin shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at Amarin’s election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs.

As of June 30, 2012, our cash balance was $250.3 million, including net proceeds of approximately $144.3 million, after deducting underwriting commissions and expenses payable by us, associated with the issuance of $150.0 million in principal amount of our 3.5% exchangeable senior notes in January 2012. We believe that we have sufficient financial resources to fund our projected operations at least for the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, and preparations for and commercial launch of Vascepa on each of the three potential paths we are considering for commercialization. Unless we enter into a strategic collaboration in support of a commercial launch, we may need to raise additional capital to support these efforts on our own.

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

Critical Accounting Policies and Significant Judgments and Estimates

As a result of the issuance in January 2012 of our 3.5% exchangeable senior notes, we have included a Debt Issuance policy under our critical accounting policies at June 30, 2012. Other than this new Debt Issuance policy, at June 30, 2012, there have been no other changes in our critical accounting policies, judgments, and estimates as described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 versus June 30, 2011

Revenue. We recorded no revenue in 2012 or 2011.

Research and Development Expense. Research and development expense for the three months ended June 30, 2012 was $14.1 million, versus $5.2 million in the prior year period, an increase of $8.9 million, or 171.2%. Research and development expenses for the three months ended June 30, 2012 and 2011 are summarized in the table below:

	Three Months Ended June 30 (in thousands)
	2012	2011
Research and development expenses, excluding non-cash expense (1)	$12,924	$4,959
Non-cash stock based compensation expense (2)	1,142	230

	$14,066	$5,189

(1)	Research and development expense, excluding non-cash charges, for the three months ended June 30, 2012 was $12.9 million, versus $5.0 million in the prior year period, an increase of $7.9 million, or 158%. The increase in research and development expense was primarily due to increased costs in 2012 for our Vascepa cardiovascular program, primarily costs associated with the purchase of raw materials and vendor qualification, and increased clinical costs for the REDUCE-IT cardiovascular outcomes study, which was initiated in the second half of 2011.
(2)	Stock based compensation expense included within research and development was $1.1 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively.

Although clinical costs for the MARINE and ANCHOR trials have decreased as a result of their completion in 2011, we expect these cost reductions to be offset in 2012 by costs for the REDUCE-IT cardiovascular outcomes study as part of which dosing of initial patients commenced in December 2011. Increases in research and development costs during the first half of 2012 also relate to the purchase of supply of Vascepa, which supply we have included as a component of research and development expense for accounting purposes prior to NDA approval. Purchases of supply of Vascepa after FDA approval will be capitalized as a component of inventory.

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the three months ended June 30, 2012 was $13.6 million, versus $10.0 million in the prior year period, an increase of $3.6 million, or 36%. Marketing, general and administrative expenses for the three months ended June 30, 2012 and 2011 are summarized in the table below:

	Three Months Ended June 30 (in thousands)
	2012	2011
Marketing, general and administrative expenses, excluding non-cash expenses (1)	$8,085	$3,400
Non-cash stock based compensation expense (2)	3,692	1,590
Non-cash warrant related compensation expense (income) (3)	1,858	5,035

	$13,635	$10,025

(1)	Marketing, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended June 30, 2012 was $8.1 million, versus $3.4 million in the prior year period, an increase of $4.7 million, or 138.2%. The increase was primarily due to cost increases in 2012 for marketing research activities, medical education program development, increased staffing and related travel, infrastructure development, facility costs and other marketing, general, and administrative costs incurred in order to prepare for the commercialization of Vascepa.
(2)	Stock based compensation expense for the three months ended June 30, 2012 was $3.7 million, versus $1.6 million in the prior year period, an increase of $2.1 million primarily reflecting an increase in the number of awards outstanding during the period ending June 30, 2012 versus the prior period, and also in the fair value of new option awards granted to attract and retain qualified employees.
(3)	Warrant related compensation expense (income) for the three months ended June 30, 2012 was expense of $1.9 million, versus $5.0 million in the prior year period. Warrant related compensation expense for the period ended June 30, 2012 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former employees of Amarin, net of warrants exercised. The increase in the fair value of the warrants for the three months ended June 30, 2012 is due primarily to an increase in our stock price between March 31, 2012 and June 30, 2012. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect marketing, general and administrative costs in 2012 to increase as we prepare for the commercialization of Vascepa, including costs for market research, sales force preparation and development of management information systems. The extent of such increases will depend in large part on whether we launch Vascepa on our own or with a strategic collaborator. If we launch Vascepa on our own, we anticipate that this launch will occur in early 2013 and that we would not hire the majority of the anticipated number of sales representatives until the fourth quarter of 2012.

Gain (loss) on Change in Fair Value of Derivative Liability. Gain (loss) on change in fair value of derivative liability for the three months ended June 30, 2012 was a loss of $18.9 million versus a loss of $185.4 million in the prior year period. (Loss) gain on change in fair value of derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at March 31, 2012 was $191.4 million and we recognized a $18.9 million loss on change in fair value of derivative liability for the period ended June 30, 2012 for these warrants. The fair value of the warrant derivative liability at March 31, 2011 was $174.8 million and we recognized a $185.4 million loss on change in fair value of derivative liability for the period ended June 30, 2011. The warrant derivative liability is decreased when warrants are exercised and the derivative liability associated with such exercised warrants is reclassified to stockholders equity. The fair value of the warrant derivative liability also decreases or increases due to decreases or increases in the price of our common stock during the reporting period as well as to changes in other variables in the Black-Scholes option valuation model used to calculate such non-cash derivative liability.

Interest Income (Expense), net. Interest income includes interest earned on cash balances. Interest expense includes the amortization of the conversion option related to our exchangeable debt, the amortization of the debt discount and debt obligation coupon interest. During the three months ended June 30, 2012, we recognized interest expense of $4.5 million, of which $2.7 million represents amortization of the debt discount, $1.3 million represents contractual coupon interest, $0.5 million represents the amortization of the discount from underwriters’ discounts and offering costs.

Other Income, net. Other income primarily includes gains and losses on foreign exchange transactions.

Comparison of Six Months Ended June 30, 2012 versus June 30, 2011

Revenue. We recorded no revenue in 2012 or 2011.

Research and Development Expense. Research and development expense for the six months ended June 30, 2012 was $18.8 million, versus $9.6 million in the prior year period, an increase of $9.2 million, or 95.8%. Research and development expenses for the six months ended June 30, 2012 and 2011 are summarized in the table below:

	Six Months Ended June 30 (in thousands)
	2012	2011
Research and development expenses, excluding non-cash expense (1)	$16,888	$9,108
Non-cash stock based compensation expense (2)	1,934	530

	$18,822	$9,638

(1)	Research and development expense, excluding non-cash charges, for the six months ended June 30, 2012 was $16.9 million, versus $9.1 million in the prior year period, an increase of $7.8 million, or 85.7%. The increase in research and development expense was primarily due to increased costs in 2012 for our Vascepa cardiovascular program, primarily costs associated with the purchase of raw materials and vendor qualification, and increased clinical costs for the REDUCE-IT cardiovascular outcomes study, which was initiated in the second half of 2011.
(2)	Stock based compensation expense included within research and development was $1.9 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

Although clinical costs for the MARINE and ANCHOR trials have decreased as a result of their completion in 2011, we expect these cost reductions to be offset in 2012 by costs for the REDUCE-IT cardiovascular outcomes study as part of which dosing of initial patients commenced in December 2011. Increases in research and development costs during the first half of 2012 also relate to the purchase of supply of Vascepa, which supply we have included as a component of research and development expense for accounting purposes prior to NDA approval. Purchases of supply of Vascepa after FDA approval will be capitalized as a component of inventory.

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the six months ended June 30, 2012 was $27.7 million, versus $12.8 million in the prior year period, an increase of $14.9 million, or 116.4%. Marketing, general and administrative expenses for the six months ended June 30, 2012 and 2011 are summarized in the table below:

	Six Months Ended June 30 (in thousands)
	2012	2011
Marketing, general and administrative expenses, excluding non-cash expenses (1)	$16,656	$5,565
Non-cash stock based compensation expense (2)	6,774	2,830
Non-cash warrant related compensation expense (income) (3)	4,232	4,356

	$27,662	$12,751

(1)	Marketing, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the six months ended June 30, 2012 was $16.7 million, versus $5.6 million in the prior year period, an increase of $11.1 million, or 198.2%. The increase was primarily due to cost increases in 2012 for marketing research activities, medical education program development, increased staffing and related travel, infrastructure development, facility costs, and other marketing, general, and administrative costs incurred in order to prepare for the commercialization of Vascepa.
(2)	Stock based compensation expense for the six months ended June 30, 2012 was $6.8 million, versus $2.8 million in the prior year period, an increase of $4.0 million primarily reflecting an increase in the number of awards outstanding during the period ending June 30, 2012 versus the prior period, and also in the fair value of new option awards granted to attract and retain qualified employees.
(3)	Warrant related compensation expense (income) for the six months ended June 30, 2012 was expense of $4.2 million, versus $4.4 million in the prior year period. Warrant related compensation expense for the period ended June 30, 2012 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former employees of Amarin, net of warrants exercised. The increase in the fair value of the warrants for the six months ended June 30, 2012 is due primarily to an increase in our stock price between December 31, 2011 and June 30, 2012. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect marketing, general and administrative costs in 2012 to increase as we prepare for the commercialization of Vascepa, including costs for market research, sales force preparation and development of management information systems. The extent of such increases will depend in large part on whether we launch Vascepa on our own or with a strategic collaborator. If we launch Vascepa on our own, we anticipate that this launch will occur in early 2013 and that we would not hire the majority of the anticipated number of sales representatives until the fourth quarter of 2012.

Gain (loss) on Change in Fair Value of Derivative Liability. Gain (loss) on change in fair value of derivative liability for the six months ended June 30, 2012 was a loss of $85.2 million versus a loss of $160.0 million in the prior year period. (Loss) gain on change in fair value of derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2011 was $123.1 million and we recognized a $85.2 million loss on change in fair value of derivative liability for the period ended June 30, 2012 for these warrants. The fair value of the warrant derivative liability at December 31, 2010 was $230.1 million and we recognized a $160.0 million loss on change in fair value of derivative liability for the period ended June 30, 2011. The warrant derivative liability is decreased when warrants are exercised and the derivative liability associated with such exercised warrants is reclassified to stockholders equity. The fair value of the warrant derivative liability also decreases or increases due to decreases or increases in the price of our common stock during the reporting period as well as to changes in other variables in the Black-Scholes option valuation model used to calculate such non-cash derivative liability.

Interest Income (Expense), net. Interest income includes interest earned on cash balances. Interest expense includes the amortization of the conversion option related to our exchangeable debt, the amortization of the debt discount and debt obligation coupon interest. During the six months ended June 30, 2012, we recognized interest expense of $8.5 million, of which $5.0 million represents amortization of the debt discount, $2.5 million represents contractual coupon interest, $1.0 million represents the amortization of the discount from underwriters’ discounts and offering costs.

Other Income, net. Other income primarily includes gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2012 include cash and cash equivalents of $250.3 million. In January 2012 we completed a convertible debt offering from which we received approximately $144.3 million in net proceeds. Our projected uses of cash include the continued funding of the REDUCE-IT study, commercial preparation and launch of Vascepa, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
	2012	2011
Cash (used in) provided by continuing operations:
Operating activities	$(39.1)	$(19.6)
Investing activities	(1.1)	—
Financing activities	173.9	119.6

Increase in cash and cash equivalents	$133.7	$100.0

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

We believe that our cash and cash equivalents will be sufficient to fund our projected operations for at least the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, commercial preparations for and launch of Vascepa, working capital and other general corporate activities.

Our future capital requirements will depend on, and could be affected materially by, numerous forward-looking factors, including:

—	the terms, timing and receipt of payments, if any, from any strategic collaboration we may enter into to support the marketing and sale of Vascepa;

—	the cost and timing of establishing marketing and sales capabilities if we do not enter into a strategic collaboration to market and sell Vascepa;

—

the rate of progress and cost of our ongoing REDUCE-IT outcomes trial, the need, if any, to conduct additional clinical trials and other development activities for the regulatory approval of Vascepa in additional indications in the United States and internationally;

—	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses;

—	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

—	the success of the commercial launch of Vascepa.

We may seek to raise additional funds to:

—	facilitate our efforts to establish marketing and sales capabilities to market and sell Vascepa in the United States;
—	further develop Vascepa to meet the requirements for regulatory approval of Vascepa for additional indications in the United States and internationally; and
—	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future collaborations may require us to forego certain commercialization rights to our drug candidates in certain jurisdictions. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2012	2013 to 2014	2015 to 2016	After 2016
Contractual Obligations:
Purchase obligations (1)	$10.6	$10.6	$—	$—	$—
Operating lease obligations (2)	1.0	0.3	0.7	—	—
Interest payment obligations (3)	10.6	2.7	7.9	—	—

Total contractual cash obligations	$22.2	$13.6	$8.6	$—	$—

(1)	Represents minimum purchase obligations under our supply agreement with Nisshin as of June 30, 2012. We paid $2.4 million during the six months ended June 30, 2012 and as of June 30, 2012 had additional purchase obligations of $10.6 million. Not included in this obligation as of June 30, 2012 is a non-refundable milestone payment of $0.5 million, payable upon the first marketing approval of Vascepa in the United States, which was obtained in July 2012.

As noted, the table above reflects the purchase commitments as of June 30, 2012, prior to the marketing approval for Vascepa. Subsequent to this marketing approval, in accordance with our agreement with Nisshin, we have additional required minimum purchase commitments of $24.7 million, for aggregate minimum purchase obligations of $35.3 million. In preparation for the commercialization of Vascepa we may purchase more than the minimum amount.

We also anticipate incurring certain costs associated with the qualification of product produced by Nisshin. In an effort to further expand production capacity at this supplier or through the addition of supplemental suppliers, we may make capital commitments to support their expansion, particularly if such commitments further reduce the cost to us of the manufactured product.

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

The above table also does not reflect potential material purchases under the API supply agreements signed during 2011 with two additional API suppliers, or the additional supplier signed in July 2012. These agreements provide access to additional API supply that is incremental to supply from Nisshin Pharma, our existing API supplier. Each of these API agreements contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa following FDA approval. These API suppliers are self-funding these expansion plans with contributions from Amarin. These agreements include requirements for the suppliers to qualify their materials and facilities. We anticipate incurring certain costs associated with the qualification of product produced by these suppliers. These agreements include annual purchase levels enabling Amarin to maintain supply exclusivity with each respective supplier, and to prevent potential termination of the agreements. These minimum purchase levels do not contractually begin until the applicable supplemental NDA, or sNDA, for the supplier is approved by the FDA, if ever, and these amounts are therefore excluded from the above table. The two supply agreements entered into in 2011 also include (i) development fees up to a maximum of $0.5 million, (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to us if a supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million. The agreement with the fourth API supplier, when all contingencies are eliminated by the supplier, provides for development fees of up to $2.3 million and a commitment of up to $15.0 million which will be credited against future API material purchases. During the period commencing July 1, 2012 through expected launch of Vascepa in early 2013, we estimate that we may spend $25 to $35 million to build inventory levels of API and Vascepa capsules, including the contractual purchase obligations for this period described above plus potential additional purchases of API that we may elect to purchase.

Concurrent with our supply agreements with Chemport, we agreed to make a minority share equity investment in Chemport of up to $3.3 million. In July 2011, we paid to Chemport $1.7 million, which has been included in other long term assets at December 31, 2011 and June 30, 2012. Under this agreement, we paid an additional $0.8 million in April 2012, which has also been included in other long term assets at June 30, 2012. We invested an additional $0.4 million under this agreement, as amended in July 2012, and anticipate making the remaining $0.4 million investment before the end of 2012.

Under our 2004 share repurchase agreement with Laxdale Limited, in connection with any commercialization of Vascepa for cardiovascular indications prior to the end of 2012, we are required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $156 million at June 30, 2012); 0.5% for net sales between £100 million (approximately $156 million at June 30, 2012) and £500 million (approximately $780.7 million at June 30, 2012); and 0.25% for sales in excess of £500 million (approximately $780.7 million at June 30, 2012). These royalty obligations terminate on December 31, 2012.

Under this same agreement with Laxdale Limited, upon receipt of marketing approval in the United States and/or Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £7.5 million (approximately $11.7 million at June 30, 2012) for each of the two potential marketing approvals (i.e., £15 million maximum, or approximately $23.4 million at June 30, 2012). In addition, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.8 million at June 30, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.6 million at June 30, 2012). No provision has been made for these payments as of June 30, 2012. Upon FDA approval of Vascepa for commercial marketing in the United States in July 2012, we accrued the liability associated with the former shareholders of Laxdale Limited.

In addition to the obligations in the table above, we have approximately $0.7 million of liability for uncertain tax positions that have been recorded in long-term liabilities at December 31, 2011 and June 30, 2012. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

At June 30, 2012, we record as a liability the fair value of warrants to purchase 9.2 million shares of our common stock issued to investors. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($15.91 based on the $14.46 market price of our stock at June 30, 2012) on which the June 30, 2012 valuation was based, the value would have increased by $13.2 million. Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations. Subsequent to June 30, 2012, the price of our common shares increased more than 10% which, if sustained on subsequent measurement periods will result in a greater increase in the value of the derivative liability and a greater additional loss than reflected in this hypothetical example.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2012 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described below.

PART II

Item 1.	Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of legal or arbitration proceedings and claims cannot be predicted with certainty, as of June 30, 2012, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material legal or arbitration in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product and product candidates, regulatory filings, approvals and determinations related to marketing exclusivity, commercialization activities, the likelihood of a strategic collaboration, the potential clinical benefits and market potential of our product and product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on February 29, 2012.

Risks Related to our Financial Position and Capital Requirements

We have a history of losses and anticipate that we will incur continued losses at least until we successfully commercialize Vascepa.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2011, 2010, and 2009, we reported losses of approximately $69.1 million, $249.6 million, and $30.6 million, respectively. Our net loss for the three and six months ended June 30, 2012 was $53.9 million and $142.2 million, respectively, and we had an accumulated deficit at June 30, 2012 of $710.7 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from non-cash losses on changes in the fair value of warrant derivative liabilities. We expect to incur additional and increasing operating losses at least until we successfully commercialize Vascepa. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for both 2012 and 2013 in connection with our proposed clinical outcomes study for Vascepa and other activities. In addition, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as we attempt to commercialize Vascepa. Our shift in focus from research and development to commercialization, and the changes in operating costs relating to that shift, will also require us to make changes to our accounting results and procedures, which may have an adverse effect on our reported revenue or profit, if any.

As a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant and increasing operating losses at least until we successfully commercialize Vascepa. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses.

We have not generated any revenue from Vascepa and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. Despite gaining FDA marketing approval for Vascepa for use in the MARINE indication, we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits on sales of Vascepa is subject to our ability to manufacture commercial quantities of Vascepa through third parties at acceptable cost levels and establish sales and marketing capabilities or identify and enter into one or more strategic collaborations to effectively market and sell Vascepa.

Even though Vascepa has been approved by the FDA for marketing and commercial sale for the MARINE indication, it may not gain market acceptance or achieve commercial success and it may never be approved for the ANCHOR indication. In addition, we anticipate incurring significant costs associated with commercializing Vascepa. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenues, we will not become profitable and may be unable to continue operations without continued funding.

Our ability to generate increased revenue depends, in part, on obtaining additional regulatory approvals for Vascepa.*

The costs of developing and obtaining regulatory approvals for pharmaceutical products can be substantial. While we are permitted to begin commercializing Vascepa for use in the MARINE indication in the United States, our ability to commercialize Vascepa in the ANCHOR indication and outside of the United States is dependent upon receiving additional regulatory approvals. Further, our ability to file a supplemental new drug application, or sNDA, with the FDA for the use of Vascepa in the ANCHOR indication is dependent on our ability to reach substantial enrollment in our REDUCE-IT cardiovascular outcomes study. Enrollment in the REDUCE-IT cardiovascular outcomes study may take longer than we expect, in which case we may be delayed in our ability to file an sNDA for the use of Vascepa in the ANCHOR indication. Even if we obtain additional regulatory approvals for Vascepa, the timing or scope of any approvals may prohibit or reduce our ability to commercialize products successfully. For example, if the approval process for the ANCHOR indication takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Additionally, the terms of any approvals, including the approval received by the FDA in July 2012 for the MARINE indication, may not have the scope or breadth needed for us to commercialize Vascepa successfully.

Our historical financial results do not form an accurate basis for assessing our current business.*

As a consequence of the approval of our NDA for Vascepa in the MARINE indication, our historical financial results do not form an accurate basis upon which investors should base their assessment of our business and prospects. In addition, we expect that our costs will increase substantially as we begin to commercialize Vascepa in the MARINE indication and seek to obtain additional regulatory approval of Vascepa in the ANCHOR indication, including the continuation of the REDUCE-IT cardiovascular outcomes study. Accordingly, our historical financial results reflect a substantially different business from that currently being conducted and from that expected in the future. In addition, we have a limited history of obtaining regulatory approval for, and no demonstrated ability to successfully commercialize, a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We will require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.*

We currently operate with limited resources. At June 30, 2012, we had cash and cash equivalents of approximately $250.3 million. We believe that our current resources will be sufficient to fund our projected operations for at least the next twelve months, which projected operations contemplate not only working capital and general corporate needs but also commercial preparation of Vascepa and the continuation of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. However, in order to successfully commercialize Vascepa, we must either successfully develop a sales, marketing and distribution infrastructure or collaborate with third parties that have such experience. We plan to consider collaboration opportunities with larger pharmaceutical companies for the launch, marketing and sale of Vascepa. Although from time to time we are in discussions with pharmaceutical companies regarding such collaboration, there can be no assurance that these discussions will result in any such transaction. Accordingly, we are currently working to launch, market and sell Vascepa in the United States on our own.

If we do not enter into a strategic collaboration in connection with the launch, marketing and sale of Vascepa, we will likely need to raise additional capital to fully support these efforts. We will also need additional capital to fully complete our REDUCE-IT cardiovascular outcomes trial.

Our future capital requirements will depend on many factors, including:

•	whether or not we enter into a strategic collaboration in connection with the launch, marketing and sale of Vascepa and the terms of any such collaboration;

•	the continued cost associated with the REDUCE-IT cardiovascular outcomes study to support the filing of an sNDA for the clinical indication evaluated in the ANCHOR trial;

•	the time and costs involved in obtaining additional regulatory approvals for Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•

the costs associated with commercializing Vascepa for the MARINE indication in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost and timing of developing sales and marketing capabilities, or the cost and timing of securing commercial supply of Vascepa and the timing of entering into strategic collaboration with others relating to the commercialization of Vascepa, if at all.

If adequate funds are not available to us in amounts or on terms acceptable to us or on a timely basis, or at all, and we do not enter into a collaboration agreement to help support the commercialization of Vascepa, our commercialization efforts for Vascepa may suffer materially, or we may need to delay the advancement of the REDUCE-IT cardiovascular outcomes trial.

Continued negative economic conditions would likely have a negative impact on our ability to obtain financing on acceptable terms.

While we may seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. There can be no assurance that we will be able to access equity or credit markets in order to finance our current operations or expand development programs for Vascepa, or that there will not be a further deterioration in financial markets and confidence in economies. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs or our commercialization strategies.

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

As of June 30, 2012, there were warrants outstanding for the purchase of up to 11,292,993 American Depository Shares, or ADSs, each representing one of our ordinary shares, with a weighted average exercise price of $1.44 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. The notes are exchangeable under certain circumstances into cash, our ADS, or a combination of cash and ADS, at our election, with a current exchange rate of 113.4752 ADS per $1,000 principal amount of notes. Although we intend to settle these notes in cash, if we elected physical settlement, the notes would initially be exchangeable into 17,021,280 ADS.

Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, Vascepa or product candidates, or grant licenses on terms that are not favorable to us.

Potential business combinations or other strategic transactions, may disrupt our business or divert management’s attention.

On a regular basis, we explore potential business combination transactions, including an acquisition of us by a third party, exclusive licenses of Vascepa or other strategic transactions or collaborations with third parties. The consummation and performance of any such future transactions or collaborations will involve risks, such as:

—	diversion of managerial resources from day-to-day operations;
—	exposure to litigation from the counterparties to any such transaction, other third parties or our shareholders;

—	misjudgment with respect to the value;
—	higher than expected transaction costs; or
—	an inability to successfully consummate any such transaction or collaboration.

As a result of these risks, we may not be able to achieve the expected benefits of any such transaction or collaboration or deliver the value thereof to our shareholders. If we are unsuccessful in consummating any such transaction or collaboration, we may be required to reevaluate our business only after we have incurred substantial expenses and devoted significant management time and resources.

Risks Related to the Development and Commercialization of Vascepa

We are dependent upon the success of Vascepa, which only recently obtained FDA approval in the MARINE indication.*

If commercialization efforts for Vascepa in the MARINE indication or, if approved, the ANCHOR indication, are not successful, or if adequate demand for Vascepa is not generated, our business will be materially and adversely affected. Even if we are able to develop additional products from our research and development efforts, the development time cycle for products typically takes several years. This restricts our ability to respond to adverse business conditions for Vascepa. If we are not successful in developing any future product or products, or if there is not adequate demand Vascepa or the market for such product develops less rapidly than we anticipate, we may not have the ability to effectively shift our resources to the development of alternative products. As a result, the limited range of products we develop could constrain our ability to generate revenues and achieve profitability.

Vascepa may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.*

Even though Vascepa has received marketing approval for the MARINE indication in July 2012, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Vascepa for the MARINE indication and any future approved indications will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer Vascepa for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the prevalence and severity of any side effects.

We may not be able to compete effectively against our competitors’ pharmaceutical products.

The pharmaceutical industry is highly competitive. In attempting to achieve the widespread commercialization of Vascepa, we will face competition to the extent other pharmaceutical companies have on the market or are able to develop products for the treatment of similar indications. Potential competitors in this market include companies with greater experience in commercializing pharmaceutical products, resources and name recognition than we have. Furthermore, to the extent we are able to acquire or develop additional marketable products in the future, such products will compete with a variety of other products within the United States or elsewhere, possibly including established drugs and major brand names. Competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our future products. Products based on new technologies or new drugs could render our products obsolete or uneconomical.

The success of Vascepa and any of our future products will also depend in large part on the willingness of physicians to prescribe these products to their patients. Vascepa will, and our future products may, compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve an acceptable level of prescriptions for Vascepa or any future product, we must be able to meet the needs of both the medical community and end users with respect to cost, efficacy and other factors.

Our potential competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies and specialized cardiovascular treatment companies. These companies include GlaxoSmithKline plc, which currently markets Lovaza, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, and Abbott Laboratories, which currently markets Tricor and Trilipix for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In March 2011, Pronova BioPharma Norge AS, which owns the patents for Lovaza, entered into an agreement with Apotex Corp. and Apotex Inc. to settle their patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Pronova granted Apotex a license to enter the United States market with a generic version of Lovaza in the first quarter of 2015, or earlier depending on circumstances. We expect Apotex to compete against us as well. Other companies are also seeking to introduce generic versions of Lovaza. These competitors have greater resources than we do, including financial, product development, marketing, personnel and other resources.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved, would compete with Vascepa. These include a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA) which is being developed by Omthera Pharmaceuticals, which announced initial top-line data from its first Phase 3 clinical trial in April 2012 and has announced that it expected to disclose initial top-line data from its second Phase 3 clinical trial in 2012, and Trygg Pharma, which has completed a Phase 3 study of an omega-3 based drug candidate for hypertriglyceridemia, but to our knowledge Trygg has not yet announced results from that study. In addition, Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2011 the enrollment of its Phase 2 clinical trial to assess the safety and efficacy of its omega-3 prescription drug candidate for the treatment of hypertriglceridemia. We believe Resolvyx Pharmaceuticals and Catabasis Pharmaceuticals are also developing potential treatments for hypertriglceridemia based on omega-3 fatty acids but, to our knowledge, neither has initiated a Phase 2 clinical trial of its product. In addition, we are aware that Essentials, Inc is developing a controlled release diazoxide product for the treatment of hypertriglyceridemia. Essentials, Inc. has reported that they have completed five Phase 1 clinical studies and two Phase 2 clinical studies with this product.

Vascepa will also face competition from dietary supplement companies marketing naturally occurring omega-3 fatty acids as nutritional supplements.

Vascepa is a prescription-only omega-3 fatty acid. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa would be subject to non-prescription competition and consumer substitution.

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. To the extent the price of Vascepa is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements through that lack of coverage by insurers or otherwise, physicians may recommend these commercial alternatives instead of writing prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa.

To maximize the commercial potential of Vascepa we may need to find collaborative partners to help market and sell the product.

To commercialize Vascepa, we must either develop a sales, marketing and distribution infrastructure or collaborate with third parties that have such experience. We are actively exploring such collaboration opportunities with these parties for the launch, marketing and sale of Vascepa. If we do complete such a collaboration agreement, we will be reliant on one or more of these strategic partners to generate revenue on our behalf.

We may not be successful in finding a collaborative partner to help market and sell our products, or may be delayed in doing so, in which case we would not receive revenue or royalties on the timeframe and to the extent that we currently anticipate. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the continued development of Vascepa for approval for additional indications and reduce the scope of our sales or marketing activities, or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we cannot raise sufficient funds, we may not be able to market and sell Vascepa effectively, and generate as much product revenue, as we could under collaboration.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market Vascepa, we may not be successful in commercializing Vascepa on our own.

To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Until such time as we complete a strategic transaction with a third party to market and sell Vascepa, if ever, we are continuing to execute on our plans to launch, market and sell Vascepa on our own. This includes making preparations for securing sufficient commercial supply of Vascepa, expanding sales and marketing capabilities building a substantial commercialization infrastructure to compete with larger companies that have larger and more established marketing and sales capabilities. We do not have a sales or marketing infrastructure and as a company we have no experience in the sale, marketing or distribution of pharmaceutical products. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. Our effort to develop a sales and marketing organization may not be successful, and thus we may not be able to effectively market or sell Vascepa. For example, recruiting and training a sales force is expensive and time consuming and could delay our ability to become profitable. If the widespread commercialization of Vascepa for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market Vascepa or doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing Vascepa.

There can be no assurance that Vascepa will be approved for indications other than the MARINE indication.

The FDA granted marketing approval for the use of Vascepa in the MARINE indication on July 26, 2012. Despite this approval, the FDA may deny approval of subsequent applications with respect to other indications and require additional testing or data. If the FDA takes any such action, such actions would have a material adverse effect on our operations and financial condition, including our ability to reach profitability.

Our SPA with the FDA are not guarantees of FDA approval of Vascepa for the subject indications.

A Special Protocol Assessment, or SPA, is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. The ANCHOR trial was, and the REDUCE-IT trial is, being conducted under an SPA with the FDA. The FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the ANCHOR trial is adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness. An SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. Even though we have received regulatory approval of Vascepa for the MARINE indication, there is no assurance that the FDA will not identify a scientific issue and deem either or both of the ANCHOR or REDUCE-IT SPAs no longer binding. Moreover, any change to a study protocol after agreement with the FDA is reached can invalidate an SPA. While we amended the protocol for the ANCHOR trial after the initial SPA evaluation was completed, we obtained the FDA’s evaluation of, and agreement to, the amendment. If, for example, the FDA does not consider the applicable SPA to be binding during its review of our regulatory approval applications, or if the FDA determines that we did not follow the SPAs appropriately, the agency could assert that additional studies or data are required to support approval of the application.

The commercial value to us of the MARINE and ANCHOR indications may be smaller than we anticipate.

There can be no assurance as to the scope and breadth of the MARINE indication or, if approved, the ANCHOR indication. Even if we obtain marketing approval for additional indications, the FDA may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, with regard to the MARINE indication and any other indications for which we may gain approval, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential for our product candidate would suffer.

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

With respect to sales and marketing activities by our partners, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Even though we receive marketing approval for Vascepa for the MARINE indication only, physicians may nevertheless prescribe Vascepa to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Our cardiovascular outcomes study, REDUCE-IT, may take longer than we anticipate to be determined by the FDA to be substantially underway, which could delay FDA review and approval of the ANCHOR indication and cost more than we expect.

Based on our communications with the FDA, in order to obtain FDA marketing approval of a separate indication for the use of Vascepa in the treatment of patients with high triglyceride levels who are also on statin therapy for elevated LDL-cholesterol levels (which we refer to as mixed dyslipidemia), or the ANCHOR indication, we believe that, in additional to achieving marketing approval for the MARINE indication as occurred in July 2012, we must have a cardiovascular outcomes study substantially underway at the time of the supplemental NDA, or sNDA, submission. In August 2011, we reached an agreement with the FDA on an SPA for the design of the REDUCE-IT cardiovascular outcomes study of Vascepa, and we began dosing patients in December 2011. In the event we experience delays in initiating or achieving substantial enrollment for REDUCE-IT or the FDA requires that we enroll more patients, our filing of an sNDA seeking approval of the ANCHOR indication will be delayed. In addition, to the extent that we experience delays or need to take actions to prevent delays in the REDUCE-IT cardiovascular outcomes study, the cost of this study will increase. The cost of this study is based on estimates and is not capped. We currently intend to file an sNDA seeking approval of the indication studied in the ANCHOR trial after we believe the REDUCE-IT study will be determined to be substantially underway by the FDA.

The REDUCE-IT cardiovascular outcomes trial may fail to achieve its clinical endpoints, and the long-term clinical results of Vascepa may not be consistent with the clinical results we observed in our Phase 3 pivotal trials.

In accordance with the SPA for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids and no outcomes study has been conducted evaluating Vascepa. Outcomes studies of certain other lipid modifying therapies have failed to achieve the endpoints of such studies. There can be no assurance that the endpoints of the REDUCE-IT cardiovascular outcomes study will be achieved or that the lipid modifying effects of Vascepa in REDUCE-IT or any other study of Vascepa will not be subject to variation beyond twelve weeks. If the REDUCE-IT trial fails to achieve its clinical endpoints or if the results of these long-term studies are not consistent with the 12-week clinical results it could prevent us from expanding the label of any approved product or even call into question the efficacy of any approved product.

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

Even if we obtain positive results from early stage pre-clinical or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease.

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

Legislative or regulatory reform of the health care system in the United States and foreign jurisdictions may affect our ability to profitably sell Vascepa.

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

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost-effectiveness of Vascepa to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

As we evolve from a company primarily involved in research and development to a company also focused on commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

Although certain of our employees have commercialization experience, as a company we currently have no sales, marketing or distribution capabilities. Accordingly, as we prepare for the commercial launch of Vascepa, we are expanding our organization, including marketing and sales capabilities and exploring contracting with third parties to provide these capabilities for us, all of which are expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Vascepa. If we are not successful in commercializing Vascepa, our future product revenue will suffer and we may incur significant additional losses.

As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Risks Related to our Reliance on Third Parties

Our supply of product for commercial supply and clinical trials is dependent upon relationships with third party manufacturers and key suppliers.*

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

Any manufacturing problem, natural disaster affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we will be reliant on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and result in lost sales. If our suppliers were unable to supply us with adequate supply of ethyl-EPA it would have a material adverse effect on our ability to continue to commercialize Vascepa.

We currently purchase all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, or Nisshin, located in Japan. Nisshin currently obtains its supply of the key raw material to manufacture API from another third party single source of supply. While we have contractual freedom to source the API for Vascepa elsewhere and have entered into supply agreements with additional suppliers who rely on other third party suppliers of the key raw material to manufacture the API for Vascepa, Nisshin is currently the only supplier submitted for approval and the only supplier approved with our NDA to the FDA.

We intend to purchase increasing amounts of API in preparation for the commercial launch of Vascepa. Our strategy is to expand manufacturing capacity and to mitigate risk by having multiple API suppliers beyond Nisshin. There can be no assurance that these expansion plans will be successful. For instance, our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from Nisshin. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

We currently rely on one supplier, Banner, for the encapsulation of API for all capsules of Vascepa. While we have contractual freedom to source the API encapsulation for Vascepa elsewhere and have entered into an API encapsulation supply agreements with a second supplier, Catalent, Banner is the only supplier approved with our NDA to the FDA. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

We have no experience with the commercial sale of Vascepa and thus our purchase of API and encapsulation of API in anticipation of expected demand may not be correct. We may purchase too much or not enough supply to satisfy actual demand, which could have a material adverse effect on our financial results and financial condition.*

Our agreements with our suppliers typically include minimum purchase obligations and limited exclusivity provisions. These purchases are generally made on the basis of rolling twelve-month forecasts which in part are binding on us and the balance of which are subject to adjustment by us subject to certain limitations. We have no experience with the commercial sale of Vascepa, and as such expectations regarding expected demand may be wrong. We may not purchase sufficient quantities of Vascepa to meet actual demand or our purchase of supply may exceed actual demand. In either case, such event could have a material adverse effect on our financial results and financial condition.

The manufacture and packaging of pharmaceutical products such as Vascepa are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

The manufacture and packaging of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, our NDA approved by the FDA had only one supplier of API for Vascepa, Nisshin, and Nisshin has plans to expand it capacity to supply API to us by further expanding their current facility. If we are not able to manufacture Vascepa to required specifications through Nisshin, we may be delayed in successfully launching the product and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices, or cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, we plan to file a supplemental NDA to add new manufacturing facilities from other third party suppliers to manufacture API for Vascepa. If these third parties cannot establish, to the satisfaction of the FDA, that they are in substantial compliance with cGMPs, and that the products manufactured at the new site meet FDA requirements, we may not be able to manufacture API from that site, our supply of API for Vascepa may be delayed, and our anticipated future revenues and financial results may be materially adversely affected.

Furthermore, the FDA and foreign regulatory agencies require that we be able to consistently produce the active pharmaceutical ingredient and the finished product in commercial quantities and of specified quality on a repeated basis, including proven product stability, and document our ability to do so. This requirement is referred to as process validation. We have not yet completed all of the steps and documentation necessary to validate processes and product stability for the API for Vascepa at any API contract supplier other than Nisshin. Each of our potential API suppliers uses a different method to manufacture API than that used by Nisshin, which has the potential to increase the risk to us that our manufacturers will not meet applicable regulatory requirements. This includes stability testing, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, the launch of Vascepa or commercial supply after launch may be delayed, or we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand.

The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business.

During 2012, we are increasing our purchases of API and finished capsules of Vascepa to further expand purchase levels of supply. We may elect to make API purchases from certain of our suppliers after we are satisfied that the material they produce and their facilities are qualified. However, in the event that we make such purchases from other suppliers, we will not be able to use such material for commercial sale until the sNDA for the applicable supplier is approved by the FDA. Similarly, if we are not compliant with other regulations with regard to this intended purchase of supply, our reaching profitability may be delayed.

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

Risks Related to our Intellectual Property and Regulatory Exclusivity

We are dependent on patents, proprietary rights and confidentiality. Our patent portfolio directed to the formulation and uses of Vascepa is still evolving and some patent applications may not issue prior to commercial launch, if ever.*

Because of the significant time and expense involved in developing new products and obtaining regulatory approvals, it is very important to obtain patent and trade secret protection for new technologies, products and processes. Our ability to successfully implement our business plan will depend in large part on our ability to:

•	obtain, defend and maintain patent protection and market exclusivity for our current and future products;

•	preserve any trade secrets relating to our current and future products;

•	acquire patented or patentable products and technologies; and

•	operate without infringing the proprietary rights of third parties.

Our patent portfolio directed to the formulation and uses of Vascepa is still evolving and some patent applications may not issue prior to commercial launch, if ever. We currently have an issued U.S. patent directed to a pharmaceutical composition of Vascepa in a capsule, and have received a Notice of Allowance from the United States Patent and Trademark Office, or USPTO, for one additional patent application in the United States. A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that our issued patent and our pending patents, if and when issued, will prevent competitors from competing with Vascepa.

We may be dependent in some cases upon third party licensors to pursue filing, prosecution and maintenance of patent rights or applications owned or controlled by those parties. It is possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to us. In cases where third parties are first to invent a particular product or technology, or first to file after various provisions of the America Invents Act of 2011 go into effect on March 16, 2013, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from utilizing such technology or commercializing our current and future products.

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

We may in the future discover the existence of products that infringe upon patents that we own or that have been licensed to us. If we were to initiate legal proceedings against a third party to stop such an infringement, such proceedings could be costly and time consuming, regardless of the outcome. No assurances can be given that we would prevail, and it is possible that, during such a proceeding, our patent rights could be held to be invalid, unenforceable or both. Although we intend to protect our trade secrets and proprietary know-how through confidentiality agreements with our manufacturers, employees and consultants, we may not be able to prevent parties subject to such confidentiality agreements from breaching these agreements or third parties from independently developing or learning of our trade secrets.

We anticipate that competitors may from time to time oppose our efforts to obtain patent protection for new technologies or to submit patented technologies for regulatory approvals. Competitors may seek to oppose our patent applications to delay the approval process or to challenge our granted patents, even if the opposition or challenge has little or no merit. Patent opposition proceedings and challenges are generally highly technical, time consuming and expensive to pursue. Were we to be subject to one or more patent oppositions or challenges, that effort could consume substantial time and resources, with no assurances of success, even when holding an issued patent.

Our issued patents and our pending patents, if and when issued, may not prevent competitors from competing with Vascepa.*

We plan to vigorously defend our rights under issued patents. Other drug companies may challenge the validity, enforceability or both of the our patents and seek to design its products around our issued patent claims and gain marketing approval for generic versions of Vascepa or branded competitive products based on new clinical studies. The pharmaceutical industry is highly competitive and many of our competitors have greater experience and resources than we have. Any such competition could undermine sales, marketing and collaboration efforts for Vascepa, and thus reduce, perhaps materially, the revenue potential for Vascepa.

Even if we are successful in enforcing our issued patents, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion.

There can be no assurance that any of our pending patent applications relating to Vascepa or its use will issue as patents.*

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of Vascepa. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from the MARINE and ANCHOR trials. If granted, many of the resulting granted patents would expire in 2030 or beyond. However, no assurance can be given that any of our pending patent applications will be granted or, if they grant, that they will prevent competitors from competing with Vascepa.

Securing patent protection for a product is a complex process involving many legal and factual questions. The patent applications we have filed in the United States and internationally are at varying stages of examination, the timing of which is outside our control. The process to getting a patent granted can be lengthy and claims initially submitted are often modified in order to satisfy the requirements of the patent office. This process includes written and public communication with the patent office. The process can also include direct discussions with the patent examiner. There can be no assurance that the patent office will accept our arguments with respect to any patent application or with respect to any claim therein. The timing of the patent review process is independent of and has no effect on the timing of the FDA’s review of our NDA or supplemental NDA submissions. We cannot predict the timing or results of any patent application. In addition, we may elect to submit, or the patent office may require, additional evidence to support certain of the claims we are pursuing. Providing such additional evidence could prolong the patent office’s review of our applications and result in us incurring additional costs. We cannot be certain what commercial value any granted patent in our patent estate will provide to us.

If Vascepa is not granted new chemical entity exclusivity protection from the FDA our business may be materially harmed.*

Under Sections 505(c)(3)(E)(ii) and 505(j)(5)(F)(ii) of the Food Drug and Cosmetic Act, or FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, a new chemical entity that is granted regulatory approval may be eligible for five years of marketing exclusivity in the United States following regulatory approval. A drug can be classified as a new chemical entity if the FDA has not previously approved any other drug containing the same active moiety. We cannot assure you that FDA will make this determination in a timely manner, or that we will be granted NCE exclusivity.

NCE marketing exclusivity, if granted, would preclude approval during the exclusivity period of certain 505(b)(2) applications or certain abbreviated new drug applications submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. If we are not able to gain or exploit the period of marketing exclusivity, we may face significant competitive threats to our commercialization of these compounds from other manufacturers, including the manufacturers of generic alternatives. Further, even if Vascepa is considered to be a new chemical entity and we are able to gain five-year marketing exclusivity, another company could challenge that decision to seek to overturn FDA’s determination. Another company could also gain such marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

If Vascepa is not granted new chemical entity exclusivity, it may be granted three years of new product exclusivity under Hatch-Waxman. Such exclusivity protection would preclude the FDA from approving a marketing application for a duplicate of Vascepa, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval, although the FDA may accept and commence review of such applications during the exclusivity period. Such three-year exclusivity would not prevent a company from challenging the validity of our patents at any time. This form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

Despite the use of confidentiality agreements and/or proprietary rights agreements, which themselves may be of limited effectiveness, it may be difficult for us to protect our trade secrets.

We will also rely upon trade secrets and know-how to help protect our competitive position. We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require certain of our academic collaborators, contractors and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

Risks Related to our Business

Potential technological changes in our field of business create considerable uncertainty.

We are engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates uncompetitive or obsolete. Our business strategy is based in part upon new and unproven technologies to the development of therapeutics to improve cardiovascular health. We cannot assure you that unforeseen problems will not develop with these technologies or applications or that any commercially feasible products will ultimately be developed by us.

We are subject to potential product liability.

Following the commercial launch of Vascepa, we will be subject to the potential risk of product liability claims relating to the manufacturing and marketing of Vascepa. Any person who is injured as a result of using Vascepa may have a product liability claim against us without having to prove that we were at fault.

In addition, we could be subject to product liability claims by persons who took part in clinical trials involving our current or former development stage products. A successful claim brought against us could have a material adverse effect on our business. We cannot guarantee that a product liability claim will not be asserted against us in the future.

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

We have received several communications on behalf of the former shareholders of Ester asserting that we are in breach of its amended agreement due to the fact that the Yissum terminated its license and we failed to return shares of Ester, and assets relating to EN101, to the shareholders, as was required under certain circumstances under the amended agreement. We do not believe these circumstances constitute a breach of the amended agreement, but there can be no assurance as to the outcome of this dispute.

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

The loss of key personnel could have an adverse effect on our business.*

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. As a small company with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we evolve from a development stage company to a commercial stage company we may experience turnover among members of our senior management team. We may have difficulty identifying and integrating new executives to replace any such losses. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

As of August 2, 2012 we had 148,820,268 common shares outstanding. As of August 2, 2012 there were 148,429,704 shares held as ADSs and 390,564 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

The market price of our ADSs and common shares may also be affected by factors such as:

•	the status of our patent prosecution efforts;

•	developments or disputes concerning any future patent or proprietary rights;

•	regulatory developments in the United States, the European Union or other countries;

•	actual or potential medical results relating to our products or our competitors’ products;

•	interim failures or setbacks in product development;

•	innovation by us or our competitors;

•	currency exchange rate fluctuations; and

•	period-to-period variations in our results of operations.

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

•

In the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders representing 75% of the ordinary shares and a majority of the shareholders voting at the meeting for approval.

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

We may in the future be subject to the UK Takeover Code which we do not believe is binding on our company at the present time. Nevertheless, the UK Takeover Code could apply to our company under certain circumstances in the future.*

We may in the future be subject to the UK City Code on Takeovers and Mergers which we do not believe is binding on our company at the present time.

In the United Kingdom, takeover offers and certain other transactions in respect of certain public companies are regulated by the UK City Code on Takeovers and Mergers, or the Takeover Code, which is administered by the Takeover Panel. Currently, the Takeover Code applies to public companies which have their registered offices in the United Kingdom, the Channel Islands or the Isle of Man if their securities are admitted to trading on a regulated market in the United Kingdom or on a stock exchange in the Channel Islands or the Isle of Man. The Takeover Code also applies to public companies which have their registered office in the United Kingdom, the Channel Islands or the Isle of Man notwithstanding that their securities are not admitted to trading on one of the markets mentioned above, if the Takeover Panel considers that the company has its place of central management and control in the UK, the Channel Islands or the Isle of Man, or the so-called residency test. We do not believe that our company has its place of central management and control in the UK, the Channel Islands or the Isle of Man and we therefore do not believe that the Takeover Code currently applies to us.

In July 2012, the Takeover Panel published three public consultation papers setting out proposed amendments to the Takeover Code, which include a proposal to eliminate the residency test described above. If this proposal is adopted, we could become subject to the Takeover Code since our registered office is in the United Kingdom.

In summary, the Takeover Code sets out binding rules that provide a framework within which takeovers are required to be conducted and this approach differs from the typical U.S. approach which permits the incumbent board greater flexibility to act in a manner it believes is in the best interests of shareholders. The Takeover Code is designed principally to ensure that shareholders in an offeree company are treated fairly, that they are not denied an opportunity to decide on the merits of a takeover and that they are each afforded equivalent treatment by an offeror.

One of the rules of the Takeover Code requires that if an offeror (and persons acting in concert with it) were to acquire interests in our ordinary shares representing 30% or more of the voting rights of all our ordinary shares, the offeror (and, depending upon the circumstances, persons acting in concert with it) would be required (except with the consent of the Takeover Panel) to make a cash offer for the outstanding ordinary shares at a price not less than the highest price paid for any interest in the ordinary shares by the offeror (or persons acting in concert with it) during the 12 months prior to the announcement of that offer. A similar obligation to make such a mandatory offer would also arise on the acquisition of an interest in our ordinary shares by a person holding (together with persons acting in concert with it) an interest representing between 30% and 50% of the voting rights of all our ordinary shares.

If we become subject to the Takeover Code, we will be subject to greater controls in relation to the conduct of any takeover offer for our ordinary shares and this may affect the willingness of potential acquirers to proceed with a takeover offer that would otherwise be beneficial to investors. In addition, if we become subject to the Takeover Code, our board of directors would be less able to exercise its judgment over the conduct of any proposed takeover than it would if the Takeover Code did not apply.

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

As of July 31, 2012 our executive officers, directors and affiliated investment funds collectively controlled approximately 9.86% of our outstanding ordinary shares, excluding any shares subject to ADSs that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these shareholders, if they act together, will be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1***	Amendment No. 1 to 2011 Stock Option Incentive Plan

10.2***	Amendment No. 2 to 2011 Stock Option Incentive Plan

10.3	Sublease Agreement by and among Advance Realty Management, Inc., Bedminster 2 Funding, LLC and Amarin Pharma Inc., dated April 25, 2012

10.4	Second Amendment to Irrevocable License Agreement, by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated April 25, 2012

10.5	Third Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated July 17, 2012

10.6†	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*          Furnished herewith

**        Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

***      Indicates a management contract or compensatory plan, contract, or arrangement.

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

A MARIN C ORPORATION P LC

By:	/s/ John F. Thero
John F. Thero
President (Principal Financial and Accounting Officer) (On behalf of the Registrant)

Date: August 8, 2012