Form 10-Q
period 2012-09-30
AMARIN CORP PLC\UK
filed 2012-11-08
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

149,769,550 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 365,080 ordinary shares, were outstanding as of November 1, 2012.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$215,110	$116,602
Inventory	8,989	—
Deferred tax asset	533	533
Other current assets	4,110	1,837

Total current assets	228,742	118,972

Property, plant and equipment, net	796	432
Deferred tax asset	9,788	4,734
Other long term assets	15,672	2,241

TOTAL ASSETS	$254,998	$126,379

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$13,696	$4,419
Accrued expenses and other liabilities	18,816	4,033

Total current liabilities	32,512	8,452

Long-Term Liabilities:
Warrant derivative liability	90,963	123,125
Long term debt	130,783	—
Other long-term liabilities	702	764

Total liabilities	254,960	132,341

Commitments and contingencies (Note 5)
Stockholders’ Equity (Deficit):
Common stock, £0.50 par, unlimited authorized; 149,921,422 issued, 149,901,343 outstanding at September 30, 2012; 135,832,542 issued, 135,812,463 outstanding at December 31, 2011	124,244	113,321
Additional paid-in capital	613,087	449,393
Treasury stock; 20,079 shares at September 30, 2012 and December 31, 2011	(217)	(217)
Accumulated deficit	(737,076)	(568,459)

Total stockholders’ equity (deficit)	38	(5,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$254,998	$126,379

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	—	$—	$—	$—
Operating Expenses:
Research and development	20,913	6,013	39,735	15,651
Marketing, general and administrative	13,397	3,433	41,059	16,185

Total operating expenses	34,310	9,446	80,794	31,836

Operating loss	(34,310)	(9,446)	(80,794)	(31,836)
Gain (loss) on change in fair value of derivative liability	16,454	106,614	(68,686)	(53,403)
Interest (expense) income, net	(4,570)	3	(12,838)	97
Other (expense) income, net	(427)	(59)	(411)	30

(Loss) income from operations before taxes	(22,853)	97,112	(162,729)	(85,112)
Provision for income taxes	(3,573)	(767)	(5,888)	(2,352)

Net (loss) income	(26,426)	$96,345	$(168,617)	$(87,464)

(Loss) income per share:
Basic	(0.18)	$0.72	$(1.19)	$(0.68)
Diluted	(0.18)	$0.62	$(1.19)	$(0.68)

Weighted average shares:
Basic	149,200	133,238	141,947	128,377
Diluted	149,200	155,975	141,947	128,377

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2011	135,832,542	$113,321	$449,393	$(217)	$(568,459)	$(5,962)

Warrants exercised	10,881,276	8,407	8,119	—	—	16,526

Transfer of fair value of warrants exercised from liabilities to equity	—	—	103,885	—	—	103,885
Conversion option of exchangeable notes	—		22,898			22,898

Stock options exercised	3,107,913	2,439	5,395	—	—	7,834

Tax benefits realized from stock-based compensation	—	—	10,106	—	—	10,106

Vesting of restricted stock units	97,398	76	(76)	—	—	0

Shares issued for services	2,293	1	23	—	—	24

Share based compensation	—	—	13,344	—	—	13,344

Loss for the period	—	—	—	—	(168,617)	(168,617)

At September 30, 2012	149,921,422	$124,244	$613,087	$(217)	$(737,076)	$38

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Total

At December 31, 2010	106,856,731	$90,465	$206,718	$(217)	$(499,333)	$(202,367)

Warrants exercised	12,855,642	10,263	8,398	—	—	18,661

Transfer of fair value of warrants exercised from liabilities to equity	—	—	129,458	—	—	129,458

Shares issued in January financing	13,800,000	10,723	87,931	—	—	98,654

Stock options exercised	2,255,721	1,819	3,254	—	—	5,073

Tax benefits from stock-based compensation	—	—	1,571	—	—	1,571
Shares issued for services	12,723	10	47	—	—	57

Share based compensation	—	—	6,022	—	—	6,022

Loss for the period	—	—	—	—	(87,464)	(87,464)

At September 30, 2011	135,780,817	$113,280	$443,399	$(217)	$(586,797)	$(30,335)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,617)	$(87,464)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	123	48
Stock-based compensation	13,344	6,022
Stock-based compensation—warrants	3,037	1,004
Shares issued for services	24	57
Excess tax benefit from stock-based awards	(10,106)	(1,571)
Accrued interest payable	1,094	—
Expense for commitment fee	0	1,000
Amortization of debt discount and debt issuance costs	9,365	—
Amortization of Laxdale milestone	108	—
Loss on change in fair value of derivative liability	68,686	53,403
Changes in assets and liabilities:
Other current assets	(2,273)	(1,543)

Inventory	(8,989)	—
Other non-current assets	(17,355)	288
Change in lease liability	(55)	(39)
Accounts payable and other liabilities	33,075	932

Net cash used in operating activities	(78,539)	(27,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(477)	(33)
Purchase of long term investment	(1,238)	(1,650)

Net cash used in investing activities	(1,715)	(1,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	98,654
Proceeds from exercise of stock options, net of transaction costs	7,834	5,073
Proceeds from exercise of warrants, net of transaction costs	16,526	18,661
Excess tax benefit from stock-based awards	10,106	1,571
Proceeds from issuance of exchangeable debt, net of transaction costs	144,316	—
Payments under capital leases	(20)	—

Net cash provided by financing activities	178,762	123,959
NET INCREASE IN CASH AND CASH EQUIVALENTS	98,508	94,413
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,602	31,442

CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,110	$125,855

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,713	$—

Income taxes	$697	$581

Non-cash transactions:
Transfer from derivative liability to equity, fair value of warrants exercised	$103,885	$129,458

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

Amarin is a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, the Company received FDA approval to market and sell its lead product VascepaTM (icosapent ethyl) capsules (formerly known as AMR101) as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Triglycerides are fats in the blood. Amarin is also developing Vascepa for the treatment of patients with high triglyceride levels who are also on statin therapy for elevated LDL-C levels, or what the Company refers to as mixed dyslipidemia.

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

At September 30, 2012, the Company had cash and cash equivalents of $215.1 million. The Company’s consolidated balance sheet also includes a significant derivative liability (see footnote 3—Warrants and Derivative Liability) reflecting the fair value of outstanding warrants to purchase shares of the Company’s common stock. This liability can only be settled in shares of the Company’s stock and, as such, would only result in cash inflows upon the exercise of the warrants—not a cash outflow. Accordingly, this warrant derivative liability presents neither a short nor long-term claim on the liquid assets of the Company.

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

The Company believes its cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, continuing the commercial preparation for and launch of Vascepa, working capital and other general corporate activities.

(2)	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, deposits held at call with banks, and short-term highly liquid instruments with remaining maturities at the date of purchase of 90 days or less.

Inventory

The Company states inventories at the lower of cost or market. Cost is determined based on actual cost. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between cost and market value. The Company received FDA approval on July 26, 2012 and began capitalizing inventory purchases after that date. At September 30, 2012, the Company had approximately $9.0 million in inventory, which consisted primarily of raw materials.

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

Income Taxes

During 2008, the Company arranged with United Kingdom tax authorities to migrate the tax residence of its parent company, Amarin Corporation plc, from the United Kingdom to Ireland. As part of this migration of tax residency, Amarin surrendered certain tax loss carryforwards accumulated prior to the time of such migration. The Company remains registered in the United Kingdom.

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

The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(26,426)	$96,345	$(168,617)	$(87,464)

Weighted average shares outstanding	149,200	133,238	141,947	128,377
Dilutive effect of employee stock options and warrants (1)	0	22,737	0	0

Diluted weighted average shares outstanding	149,200	155,975	141,947	128,377

Basic (loss) income per share	$(0.18)	$0.72	$(1.19)	$(0.68)
Diluted (loss) income per share	$(0.18)	$0.62	$(1.19)	$(0.68)

(1)	Potentially dilutive securities representing approximately 38.4 million and 3.2 million shares of common stock for the three month periods ended September 30, 2012 and September 30, 2011, respectively, and approximately 38.4 million and 31.9 million shares of common stock for the nine months ended September 30, 2012 and September 30, 2011, respectively were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

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

The following table presents information about the Company’s liability as of September 30, 2012 and December 31, 2011 that is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2012
In millions	Total	Level 1	Level 2	Level 3

Asset:

Cash equivalents	$37.1	$37.1	$—	$—

Liability:

Warrant derivative liability	$91.0	$—	$—	$91.0

	December 31, 2011
In millions	Total	Level 1	Level 2	Level 3

Asset:

Cash equivalents	$39.0	$39.0	$—	$—

Liability:

Warrant derivative liability	$123.1	$—	$—	$123.1

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

At September 30, 2012, the fair value of the warrant derivative liability was determined to be $91.0 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.23%, (ii) remaining term of 2.0 years, (iii) no dividend yield (iv) volatility of 97%, and (v) the stock price on the date of measurement. The $32.2 million decrease in the fair value of the warrant liability during the nine months ended September 30, 2012 was recognized as: (i) a $103.9 million transfer from warrant liability to additional paid-in capital for the fair value of warrants exercised during the nine months ended September 30, 2012, (ii) a $68.7 million loss on change in fair value of the remaining derivative liability and (iii) $3.0 million in compensation expense for change in fair value of warrants issued to former employees, both amounts are included in the consolidated statement of operations for the nine months ended September 30, 2012. The change in the fair value of the warrant derivative liability is as follows (in thousands):

	Three months ended September 30	Nine months ended September 30
Balance at June 30, 2011 & December 31, 2010, respectively	$285,984	$230,069

(Gain) loss on change in fair value of derivative liability	(106,614)	53,403
Compensation (income) expense for change in fair value of warrants issued to former employees	(3,352)	1,004
Transfers to equity	(21,000)	(129,458)

Balance at September 30, 2011	$155,018	$155,018

	Three months ended September 30	Nine months ended September 30
Balance at June 30, 2012 & December 31, 2011, respectively	$120,214	$123,125

(Gain) loss on change in fair value of derivative liability	(16,454)	68,686
Compensation (income) expense for change in fair value of warrants issued to former employees	(1,194)	3,037
Transfers to equity	(11,603)	(103,885)

Balance at September 30, 2012	$90,963	$90,963

The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($13.84 based on the $12.58 market price of our stock at September 28, 2012) on which the September 30, 2012 valuation was based, the value would have increased by $10.1 million. Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Segment and Geographical Information

For the three and nine months ended September 30, 2012 and 2011, the Company has reported its business as a single reporting segment. The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

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

The Company had 10,224,339 warrants to purchase common shares outstanding at September 30, 2012 at a weighted-average exercise price of $1.43, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
4/27/07	17,500	$17.90	1/17/2014
12/5/07	287,513	1.17	12/3/12
7/31/09	138,888	1.00	7/30/14
7/31/09	1,666,000	1.00	7/30/14
10/16/09	7,487,388	1.50	10/15/14
10/16/09	627,050	1.50	10/15/14

	10,224,339	$1.43

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

Although the warrants contain a pricing variability feature, the number of common shares issuable under the warrants remains fixed. Therefore, as of September 30, 2012 the maximum number of common shares issuable as a result of the October 2009 private placement is 8.1 million. During the three and nine months ended September 30, 2012, approximately 1.0 million, and 10.6 million of the October 2009 warrants were exercised, respectively, resulting in gross proceeds to the Company of approximately $1.6 million and $15.9 million, respectively. During the three and nine months ended September 30, 2011, approximately 2.5 million and 12.1 million of the October 2009 warrants were exercised, respectively, resulting in gross proceeds to the Company of approximately $3.8 million and $18.1 million, respectively. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant liability to additional paid-in capital. During the nine months ended September 30, 2012 and 2011, the fair value of the exercised warrants of $103.9 million and $129.5 million, respectively, was transferred from warrant liability to additional paid in capital with the change in the fair value on the exercise date recognized in the statement of operations. The fair value of the warrant liability at September 30, 2012 for the remaining warrants was determined to be approximately $91.0 million. The Company recognized a gain on change in fair value of derivative liability of $68.7 million and warrant compensation income of $3.0 million for the nine month period ended September 30, 2012. The Company recognized a loss on change in fair value of derivative liability of $53.4 million and warrant compensation expense of $1.0 million for the nine month period ended September 30, 2011.

(4)	Debt

Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032 (the “Notes”). The Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are guaranteed by Amarin. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the Notes’ maturity on January 15, 2032. The Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of Notes. It is the Company’s current intention to settle these obligations in cash. If the Company elected physical settlement, the Notes would initially be exchangeable into 17,021,280 ADSs. Based on the closing price of the Company’s stock at September 30, 2012, the value of the shares if converted on that date would exceed the principal amount of the Notes by $64.1 million.

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Exchange Act with both the SEC and the Trustee, and (iii) maintaining the tradability of the Notes. The Company is required to use commercially reasonable efforts to procure and maintain the listing of the Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture) prior to July 15, 2012. If the Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the Notes, the Company shall pay additional interest on the Notes at the rate of 0.50% per annum of the principal amount of Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the Notes are not freely tradable. On April 24, 2012 the Notes were admitted to the Global Exchange Market of the Irish Stock Exchange.

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

The Notes are exchangeable under certain circumstances, and the proceeds allocated to this conversion option were determined to be $23.8 million and were deducted from the initial fair value of the $150.0 million debt obligation. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification. The Notes fall under Level 3 of the fair value hierarchy. The Company determined the fair value of the liability component of the Notes to be $126.2 million, and the excess of the principal amount of the liability component over the liability is the amount allocated to the conversion option and also results in a discount on the debt. The discount created from allocating proceeds to the conversion option will be amortized to interest expense using the effective interest method over the Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. The effective interest rate of the Notes is 13.5%. As of September 30, 2012, the unamortized discount created from the allocation of the proceeds to the conversion option was $16.0 million.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriters discounts and offering costs was allocated to the equity and liability components of the Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriters discounts and offering costs allocated to the liability component is being amortized as interest expense over the estimated remaining life of the Notes of twenty-four months. As of September 30, 2012, the unamortized debt discount was $3.2 million and was recorded as a direct reduction of debt on the balance sheet. The carrying value of the Notes, net of the unamortized discount, was $130.8 million. During the three and nine months ended September 30, 2012, the Company recognized interest expense of $4.7 million and $13.2 million related to the Notes, respectively, of which $2.8 million and $7.8 million represent amortization of the debt discount created upon allocation of proceeds to the conversion option, respectively, $1.3 million and $3.8 million represent contractual coupon interest, respectively, and $0.6 million and $1.6 million represent the amortization of the discount from the underwriter’s discounts and offering costs, respectively. At September 30, 2012, the Company had accrued interest of $1.1 million, which has been included in other current liabilities.

In July 2012, the first interest payment of $2.7 million was paid as scheduled.

(5)	Commitments and Contingencies

Royalty and Milestone Obligations

As of September 30, 2012, the Company is party to certain milestone and royalty obligations under several product development agreements, as follows:

•

The 2010 supply agreement with the Company’s Japan-based supplier Nisshin Pharma required a one-time non-refundable payment of $0.5 million to the supplier upon the first marketing approval of Vascepa in the United States, which was received from the FDA in July 2012. This milestone payment was made in cash in August 2012. Subsequent to FDA approval of Vascepa, the supply agreement provides for minimum supply purchase obligations on behalf of the Company, which remaining aggregate minimum purchase obligations are approximately $27.7 million through 2014 as of September 30, 2012. In preparation for the commercialization of Vascepa, the Company may purchase more than this minimum amount.

•

The Company signed two additional agreements in 2011 for the supply of API materials for Vascepa. In July 2012, the Company agreed to terms with a fourth API supplier, which terms are subject to certain contingencies that the Company anticipate will be satisfied in 2012. These agreements provide access to additional API supply that is incremental to supply from Nisshin Pharma, the Company’s existing Japan-based API supplier. These agreements include requirements for the suppliers to qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company anticipates incurring certain costs associated with the qualification of product produced by these suppliers as described below. In each case, following qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. Since these suppliers have not yet been qualified for the manufacture of API for commercial sale as of September 30, 2012, no liability has been recorded for these minimum purchase obligations. The 2011 supply agreements also include (i) development fees up to a maximum of $0.5 million (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases and is refundable to Amarin if the supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million. Under these agreements, the Company made payments of $3.4 million during the third quarter of 2012. The agreement with the fourth API supplier provides for, upon satisfaction of all contingencies, development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases.

•

Concurrent with its entry into one of the two agreements entered into in 2011 for the supply of API materials for Vascepa, Amarin agreed to make a noncontrolling minority share equity investment in the supplier of up to $3.3 million. The Company invested $1.7 million under this agreement in July 2011 and an additional $0.8 million in May 2012. The Company invested an additional $0.4 million under this agreement, as amended in July 2012, and anticipates making the remaining $0.4 million investment before the end of 2012. These amounts have been included in other long term assets and accounted for under the cost method at September 30, 2012.

•

Under the 2009 Lorazepam sale agreement with Elan Pharma International Ltd, Elan did not assume any obligations under a related development agreement with Neurostat Pharmaceuticals Inc. and, as a result, Amarin retained a potential obligation to make a $0.2 million milestone payment to Neurostat, contingent upon the drug being tested by Elan in an efficacy study.

•

Under the 2004 share repurchase agreement with Laxdale Limited, in connection with commercialization of Vascepa for cardiovascular indications, prior to the end of 2012 the Company is required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $161.6 million at September 30, 2012); 0.5% for net sales between £100 million (approximately $161.6 million at September 30, 2012) and £500 million (approximately $808.2 million at September 30, 2012); and 0.25% for sales in excess of £500 million (approximately $808.2 million at September 30, 2012). These royalty obligations terminate on December 31, 2012.

•

Also under the 2004 share repurchase agreement with Laxdale Limited, upon receipt of marketing approval in the U.S. and/or Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale Limited (at the sole option of each of the sellers) of £7.5 million (approximately $12.1 million at September 30, 2012) for each of the two potential marketing approvals (i.e. £15 million maximum, or approximately $24.2 million at September 30, 2012). In addition, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.1 million at September 30, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.2 million at September 30, 2012). Upon the approval of Vascepa by the FDA on July 26, 2012, the Company capitalized the Laxdale milestone ($11.6 million on July 26, 2012) as a component of other long term assets and recorded an accrued liability payable to the former shareholders of Laxdale. The Laxdale milestone will be amortized over its estimated useful life and the Company recognized amortization expense of $0.1 million during the three months ended September 30, 2012. The Company recognized $0.5 million in unrealized exchange rate losses on the liability as of September 30, 2012. The Company anticipates paying the liability in cash to the former shareholders of Laxdale before the end of 2012.

Other than the $12.1 million payable to the former Laxdale shareholders and approximately $0.7 million of liability for uncertain tax positions recorded in long-term liabilities at September 30, 2012, the Company had no provision for any of the other obligations noted above, since the amounts are either not probable or estimable at September 30, 2012.

(6)	Equity

Common stock

During the three and nine months ended September 30, 2012, the Company issued 622,266 and 3,107,913 shares, respectively, as a result of the exercise of stock options, resulting in gross proceeds of $1.2 million and $7.9 million, respectively, and net proceeds of $1.2 million and $7.8 million. In addition, during the three and nine months ended September 30, 2012, the Company issued 1,068,654, and 10,881,276 shares, respectively, as a result of the exercise of warrants, resulting in gross proceeds of $1.6 million and $16.6 million respectively, and net proceeds of $1.6 million and $16.5 million.

On February 1, 2012, the Company granted 584,400 restricted stock units (“RSU’s”) to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain regulatory and time-based milestones and expire on February 1, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Remuneration Committee in shares or a combination of cash or shares. The fair value of the RSUs were determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. The Company recorded expense of $0.3 million and $1.2 million during the three and nine months ended September 30, 2012 related to the vesting of the RSUs, respectively. In connection with FDA approval of Vascepa in July 2012, an aggregate of 97,398 of our shares were issued under these RSUs.

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

Overview

We are a biopharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, we received approval from the U.S. Food and Drug Administration, or FDA, to market and sell our lead product Vascepa™ (icosapent ethyl) capsules (formerly known as AMR101) as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500mg/dL) hypertriglyceridemia, which we sometimes refer to as the MARINE indication. Triglycerides are fats in the blood. We are also developing Vascepa for the treatment of patients with high (TG ≥ 200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication.

Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. We estimate that over 40 million adults in the United States have elevated triglyceride levels (TG ≥ 200mg/dL) and approximately 4.0 million people in the United States have severely high (TG ≥500mg/dL) triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). The effect of Vascepa on cardiovascular mortality and morbidity in patients with hypertriglyceridemia has not been determined. The effect of Vascepa on the risk for pancreatitis in patients with severe hypertriglyceridemia has not been determined.

The potential efficacy and safety of Vascepa was studied in two Phase 3 clinical trials, the MARINE trial and the ANCHOR trial. These trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without a statistically significant increase in LDL-C levels, and in the 4 gram Vascepa ANCHOR results, with a statistically significant decrease in LDL-C levels. These trials also showed favorable results, particularly with the 4 gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (Apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In each of these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

In July 2012, we received approval from the FDA to market Vascepa in the MARINE indication. We plan to separately seek approval to market Vascepa for use in the treatment of patients in the ANCHOR population. Like the MARINE indication, the ANCHOR indication is supported by a Special Protocol Assessment, or SPA, with the FDA. An SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval. The FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the MARINE and ANCHOR trials adequately addressed the objectives necessary to support a regulatory submission. An SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the testing begins. Moreover, any change to a study protocol can invalidate an SPA. There can be no assurance that the FDA will ultimately consider our SPA for the ANCHOR indication to be binding. If the FDA does not consider the SPA to be binding or makes a determination that we did not follow the SPA appropriately, the agency could assert that additional studies or data are required to support a regulatory submission.

To obtain FDA marketing approval for the use of Vascepa in the ANCHOR population, based on communications with the FDA, we believe that we must be substantially underway with a cardiovascular outcomes study at the time of the submission of a supplemental NDA, or sNDA, to the FDA seeking approval of the ANCHOR indication. Based on our current estimates, we anticipate that our cardiovascular outcomes study will be substantially underway in time to support an sNDA filing prior to the end of February 2013 which, assuming a ten-month FDA review period, we expect to result in the FDA assigning a Prescription Drug User Fee Act, or PDUFA, date of not later than the end of 2013. Based upon feedback from the FDA and consistent with the SPA for the ANCHOR trial, we do not believe the final results of an outcomes study are required for FDA approval of Vascepa for the ANCHOR indication.

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

Manufacturing and Supply

The approval of Vascepa in July 2012 included the approval of one API manufacturer, Nisshin Pharma, Inc., and one API encapsulator, Banner Pharmacaps Europe BV. Nisshin and Banner are the API manufacturer and API encapsulator, respectively, with which we have had the longest working relationships. Their facilities were inspected by regulatory authorities as part of the process that led to the FDA’s July 2012 approval of Vascepa, and we believe that the facilities are qualified to support our commercial launch of Vascepa. We have defined with the FDA our plan and specifications for qualifying additional API manufacturers. In October 2012, a second API encapsulator, Catalent Pharma Solutions LLC, was qualified to encapsulate API for Vascepa. We intend to submit an sNDA for the use of additional suppliers after these suppliers successfully complete the qualification process.

Our goal in expanding our supply chain is to provide greater capacity to meet anticipated demand, enable supply diversification and flexibility and introduce cost competition. After conducting an extensive global search for manufacturers capable of producing Vascepa API to our technical specifications, in 2011 we entered into limited exclusivity, long-term agreements with two additional API suppliers, Chemport and BASF (formerly Equateq Limited). In each case, following FDA qualification of the supplier for the manufacture of API for commercial sale and other milestones relating to manufacturing capacity, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. We recently agreed to terms with a fourth API supplier, which terms are subject to contingencies that we anticipate will be satisfied in 2012. Certain of our API supply agreements contain provisions under which the cost of supply to us decreases as we purchase increased product volume.

The agreements with each of our API suppliers contemplate phased capacity expansion aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa. Accordingly, our current supplier, Nisshin Pharma, and our other potential suppliers are currently working to expand and qualify their production capabilities to meet regulatory requirements to manufacture the API for Vascepa. These API suppliers are self-funding these expansion and qualification plans with contributions from Amarin. There can be no assurance that additional suppliers will fully-fund the capital costs of our engagement or that they will successfully qualify with the FDA.

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

Our strategy is to expand capacity and to mitigate risk by having multiple API suppliers. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. While we anticipate purchasing qualified API from multiple suppliers for our first year of commercial sales of Vascepa, if no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from Nisshin. We believe that our overall API manufacturing plan provides a pathway to the production of API in sufficient quantities to meet anticipated demand, subject to API supplier capacity expansion, qualification and regulatory approval. There can be no assurance that these expansion plans will be successful. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. During the period commencing October 1, 2012 through the expected launch of Vascepa in early 2013, we estimate cash outflow of $20 to $30 million to build inventory levels of API and Vascepa capsules in advance of the commercial launch of Vascepa. Our purchase of supply may be insufficient to meet, or exceed, actual demand for Vascepa.

Commercialization Strategy

We anticipate commercial launch of Vascepa in the first quarter of 2013, and we continue to consider three potential paths for the marketing and sale of the product: strategic collaboration, acquisition and self-commercialization, the latter of which could include a third-party collaboration. From time to time we have held discussions with larger pharmaceutical companies on potential collaborations and other strategic opportunities, and we may have discussions regarding such opportunities in the future. These strategic opportunities may include licensing or similar transactions, joint ventures, partnerships, strategic alliances, business associations, or a sale of the company. However, we cannot estimate the timing of any such potential strategic transaction and no assurance can be given that we will enter into any such strategic transaction.

Until such time when we enter into such a strategic transaction, if ever, we plan to continue to execute on our plans to launch, market and sell Vascepa on our own. These efforts include, but are not limited to, advancing the introduction of Vascepa to managed care plans to gain formulary access, building up inventory levels, hiring key personnel and coordinating other pre-launch marketing activities.

The U.S. market is currently our primary focus for the initial commercial launch of Vascepa. Opportunities to market and sell Vascepa outside of the United States are also under evaluation.

January 2012 Financing and Financial Position

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032. The notes are the senior unsecured obligations of Corsicanto Limited and are guaranteed by Amarin. The notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. In July 2012 Amarin made its initial interest payments on the notes in the aggregate amount of $2.7 million. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of Amarin shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at Amarin’s election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs. It is the Company’s current intention to settle these obligations in cash.

As of September 30, 2012, our cash balance was $215.1 million, including net proceeds of approximately $144.3 million, after deducting underwriting commissions and expenses, associated with the issuance of $150.0 million in principal amount of our 3.5% exchangeable senior notes in January 2012. We believe that we have sufficient financial resources to fund our operations at least for the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, and continuing the commercial preparations for and launch of Vascepa on each of the three potential paths we are considering for commercialization. Unless we enter into a strategic collaboration in support of a commercial launch, we will likely need to raise additional capital to support these efforts on our own.

Financial Operations Overview

Revenue. We recorded no revenue in 2012 or 2011.

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of contract manufacturing, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts, including patent costs. We expense research and development costs as incurred.

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

Critical Accounting Policies and Significant Judgments and Estimates

As a result of the issuance in January 2012 of our 3.5% exchangeable senior notes, we have included a Debt Issuance policy under our critical accounting policies at September 30, 2012. Other than this new Debt Issuance policy, at September 30, 2012, there have been no other changes in our critical accounting policies, judgments, and estimates as described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 versus September 30, 2011

Revenue. We recorded no revenue in 2012 or 2011.

Research and Development Expense. Research and development expense for the three months ended September 30, 2012 was $20.9 million, versus $6.0 million in the prior year period, an increase of $14.9 million. Research and development expenses for the three months ended September 30, 2012 and 2011 are summarized in the table below:

	Three Months Ended September 30 (in thousands)
	2012	2011
Research and development expenses, excluding non-cash expense (1)	$19,943	$5,607
Non-cash stock based compensation expense (2)	970	406

	$20,913	$6,013

(1)	Research and development expense, excluding non-cash charges, for the three months ended September 30, 2012 was $19.9 million, versus $5.6 million in the prior year period, an increase of $14.3 million or 255%. The increase in research and development expense was due to increased costs in 2012 for our Vascepa cardiovascular program, primarily costs associated with the purchase of raw materials and vendor qualification, and increased clinical costs for the REDUCE-IT cardiovascular outcomes study. Prior to FDA approval of Vascepa on July 26, 2012, all supply purchases of Vascepa were expensed to research and development. After FDA approval, supply purchases of Vascepa were capitalized as a component of inventory, with the exception of clinical trial material which continues to be expensed to research and development. During the three months ended September 30, 2012, pre-approval supply purchases and vendor qualification costs were approximately $5.7 million. During the three months ended September 30, 2012, expenses incurred for the REDUCE-IT study were approximately $8.3 million.
(2)	Stock based compensation expense included within research and development was $1.0 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively.

Although clinical costs for the MARINE and ANCHOR trials have decreased as a result of their completion in 2011, we expect these cost reductions to be offset in 2012 by costs for the REDUCE-IT cardiovascular outcomes study for which dosing of initial patients commenced in December 2011 and for which the rate of patient enrollment has been increasing. Increases in research and development costs during the first half of 2012 also relate to the purchase of commercial supply of Vascepa, which supply we have included as a component of research and development expense for accounting purposes prior to FDA approval in July 2012. Purchases of commercial supply of Vascepa after FDA approval have been capitalized as a component of inventory.

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the three months ended September 30, 2012 was $13.4 million, versus $3.4 million in the prior year period, an increase of $10.0 million. Marketing, general and administrative expenses for the three months ended September 30, 2012 and 2011 are summarized in the table below:

	Three Months Ended September 30 (in thousands)
	2012	2011
Marketing, general and administrative expenses, excluding non-cash expenses (1)	$10,926	$4,529
Non-cash stock based compensation expense (2)	3,665	2,256
Non-cash warrant related compensation expense (income) (3)	(1,194)	(3,352)

	$13,397	$3,433

(1)	Marketing, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended September 30, 2012 was $10.9 million, versus $4.5 million in the prior year period, an increase of $6.4 million, or 142%. The increase was primarily due to cost increases in 2012 for marketing research activities and medical education (approximately $5.3 million) as well as from higher staffing levels and related travel (approximately $1.6 million), higher facility costs and other general and administrative costs incurred in order to prepare for the commercialization of Vascepa.
(2)	Stock based compensation expense for the three months ended September 30, 2012 was $3.7 million, versus $2.3 million in the prior year period. This increase of $1.4 million primarily reflects an increase in the number of awards outstanding during the period ending September 30, 2012 versus the prior period, and also in the fair value of new option awards granted to attract and retain qualified employees.
(3)	Warrant related compensation income for the three months ended September 30, 2012 was $1.2 million, versus $3.4 million in the prior year period. Warrant related compensation income for the period ended September 30, 2012 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former employees of Amarin, net of warrants exercised. The decrease in the fair value of the warrants for the three months ended September 30, 2012 is due primarily to a decrease in our stock price between June 30, 2012 and September 30, 2012. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect marketing, general and administrative costs in 2012 to increase as we prepare for the commercialization of Vascepa in early 2013, including costs for market research, hiring key personnel, sales force preparation and development of management information systems. Unless we enter into a strategic collaboration in support of a commercial launch, we currently anticipate that we would hire the majority of the anticipated number of sales representatives near the end of 2012.

Gain (loss) on Change in Fair Value of Derivative Liability. Gain (loss) on change in fair value of derivative liability for the three months ended September 30, 2012 was a gain of $16.5 million versus a gain of $106.6 million in the prior year period. Gain (loss) on change in fair value of derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at June 30, 2012 was $120.2 million and we recognized a $16.5 million gain on change in fair value of derivative liability for the three months ended September 30, 2012 for these warrants. The fair value of the warrant derivative liability at June 30, 2011 was $286.0 million and we recognized a $106.6 million gain on change in fair value of derivative liability for the three months ended September 30, 2011. The warrant derivative liability is decreased when warrants are exercised and the derivative liability associated with such exercised warrants is reclassified to stockholders equity. The fair value of the warrant derivative liability also decreases or increases due to decreases or increases in the price of our common stock during the reporting period as well as to changes in other variables in the Black-Scholes option valuation model used to calculate such non-cash derivative liability.

Interest Income (Expense), net. Interest income includes interest earned on cash balances. Interest expense includes the amortization of the exchange option related to our exchangeable debt, the amortization of the debt discount and debt obligation coupon interest. During the three months ended September 30, 2012, we recognized interest expense of $4.7 million, of which $2.8 million represents amortization of the debt discount, $1.3 million represents contractual coupon interest, $0.6 million represents the amortization of the discount from underwriter discounts and offering costs.

Other Income (Expense), net. Other income primarily includes unrealized loss due to the fluctuation in the exchange rate of the Laxdale accrual in the amount of $0.5 million. Also included are gains and losses on foreign exchange transactions.

Comparison of Nine Months Ended September 30, 2012 versus September 30, 2011

Revenue. We recorded no revenue in 2012 or 2011.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2012 was $39.7 million, versus $15.7 million in the prior year period, an increase of $24.0 million. Research and development expenses for the nine months ended September 30, 2012 and 2011 are summarized in the table below:

	Nine Months Ended September 30 (in thousands)
	2012	2011
Research and development expenses, excluding non-cash expense (1)	$36,830	$14,751
Non-cash stock based compensation expense (2)	2,905	900

	$39,735	$15,651

(1)	Research and development expense, excluding non-cash charges, for the nine months ended September 30, 2012 was $36.8 million, versus $14.8 million in the prior year period, an increase of $22.0 million, or 148%. The increase in research and development expense was due to increased costs in 2012 for our Vascepa cardiovascular program, primarily costs associated with the purchase of raw materials and vendor qualification, and increased clinical costs for the REDUCE-IT cardiovascular outcomes study. Prior to FDA approval of Vascepa on July 26, 2012, all supply purchases of Vascepa were expensed to research and development. After FDA approval, supply purchases of Vascepa were capitalized, with the exception of clinical trial material which continues to be expensed to research and development. During the nine months ended September 30, 2012, pre-approval supply purchases and vendor qualification costs were approximately $11.0 million. During the nine months ended September 30, 2012, expenses incurred for the REDUCE-IT study were approximately $13.4 million.
(2)	Stock based compensation expense included within research and development was $2.9 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Although clinical costs for the MARINE and ANCHOR trials have decreased as a result of their completion in 2011, we expect these cost reductions to be offset in 2012 by costs for the REDUCE-IT cardiovascular outcomes study for which dosing of initial patients commenced in December 2011 and for which the rate of patient enrollment has been increasing. Increases in research and development costs during the first half of 2012 also relate to the purchase of commercial supply of Vascepa, which supply we have included as a component of research and development expense for accounting purposes prior to NDA approval. Purchases of commercial supply of Vascepa after FDA approval have been capitalized as a component of inventory.

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the nine months ended September 30, 2012 was $41.1 million, versus $16.2 million in the prior year period, an increase of $24.9 million, or 154%. Marketing, general and administrative expenses for the nine months ended September 30, 2012 and 2011 are summarized in the table below:

	Nine Months Ended September 30 (in thousands)
	2012	2011
Marketing, general and administrative expenses, excluding non-cash expenses (1)	$27,583	$10,059
Non-cash stock based compensation expense (2)	10,439	5,122
Non-cash warrant related compensation expense (3)	3,037	1,004

	$41,059	$16,185

(1)	Marketing, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the nine months ended September 30, 2012 was $27.6 million, versus $10.1 million in the prior year period, an increase of $17.5 million, or 173%. The increase was primarily due to cost increases in 2012 for marketing research activities and medical education program development (approximately $11.5 million) as well as from higher staffing and related travel (approximately $3.4 million), higher facility costs and other general and administrative costs incurred in order to prepare for the commercialization of Vascepa.
(2)	Stock based compensation expense for the nine months ended September 30, 2012 was $10.4 million, versus $5.1 million in the prior year period, an increase of $5.3 million primarily reflecting an increase in the number of awards outstanding during the period ending September 30, 2012 versus the prior period, and also in the fair value of new option awards granted to attract and retain qualified employees.
(3)	Warrant related compensation expense for the nine months ended September 30, 2012 was expense of $3.0 million, versus expense of $1.0 million in the prior year period. Warrant related compensation expense for the period ended September 30, 2012 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former employees of Amarin, net of warrants exercised. The increase in the fair value of the warrants for the nine months ended September 30, 2012 is due primarily to an increase in our stock price between December 31, 2011 and September 30, 2012. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect marketing, general and administrative costs in 2012 to increase as we prepare for the commercialization of Vascepa in early 2013, including costs for market research, hiring key personnel, sales force preparation and development of management information systems. Unless we enter into a strategic collaboration in support of a commercial launch, we currently anticipate that we would hire the majority of the anticipated number of sales representatives near the end of 2012.

(Loss) Gain on Change in Fair Value of Derivative Liability. (Loss) gain on change in fair value of derivative liability for the nine months ended September 30, 2012 was a loss of $68.7 million versus a loss of $53.4 million in the prior year period. (Loss) gain on change in fair value of derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2011 was $123.1 million and we recognized a $68.7 million loss on change in fair value of derivative liability for the period ended September 30, 2012 for these warrants. The fair value of the warrant derivative liability at December 31, 2010 was $230.1 million and we recognized a $53.4 million loss on change in fair value of derivative liability for the period ended September 30, 2011. The warrant derivative liability is decreased when warrants are exercised and the derivative liability associated with such exercised warrants is reclassified to stockholders equity. The fair value of the warrant derivative liability also decreases or increases due to decreases or increases in the price of our common stock during the reporting period as well as to changes in other variables in the Black-Scholes option valuation model used to calculate such non-cash derivative liability.

Interest Income (Expense), net. Interest income includes interest earned on cash balances. Interest expense includes the amortization of the conversion option related to our exchangeable debt, the amortization of the debt discount and debt obligation coupon interest. During the nine months ended September 30, 2012, we recognized interest expense of $13.2 million, of which $7.8 million represents amortization of the debt discount, $3.8 million represents contractual coupon interest, $1.6 million represents the amortization of the discount from underwriters’ discounts and offering costs.

Other Income (Expense), net. Other income primarily includes unrealized loss due to the fluctuation in the exchange rate of the Laxdale accrual in the amount of $0.5 million. Also included are gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2012 include cash and cash equivalents of $215.1 million. In January 2012 we completed a convertible debt offering from which we received approximately $144.3 million in net proceeds. Our projected uses of cash include the continued funding of the REDUCE-IT study, continued commercial preparation for and launch of Vascepa, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Nine Months Ended September 30,
	2012	2011
Cash (used in) provided by continuing operations:
Operating activities	$(78.5)	$(27.8)
Investing activities	(1.7)	(1.7)
Financing activities	178.7	123.9

Increase in cash and cash equivalents	$98.5	$94.4

We had no debt obligations at December 31, 2011.

On January 9, 2012, Amarin, through our wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 in aggregate principal amount of its 3.5% exchangeable senior notes due 2032. The proceeds received by Amarin from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. These notes were issued pursuant to an indenture dated as of January 9, 2012, by and among Corsicanto Limited, Amarin Corporation plc as guarantor, and Wells Fargo Bank, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by Amarin Corporation plc. The notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of Amarin shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at Amarin’s election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs. It is the Company’s current intention to settle these obligations in cash.

In January 2011, we sold 13.8 million shares of our common shares, par value £0.50 per share, at a price of $7.60 per share, resulting in net proceeds of approximately $98.7 million after deducting underwriting commissions and expenses associated with this transaction.

We believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months, including advancement of the REDUCE-IT cardiovascular outcomes study, continuing commercial preparations for and launch of Vascepa, working capital and other general corporate activities.

Our future capital requirements will depend on, and could be affected materially by, numerous forward-looking factors, including:

•	the terms, timing and receipt of payments, if any, from any strategic collaboration we may enter into to support the marketing and sale of Vascepa;

•	the cost and timing of establishing marketing and sales capabilities if we do not enter into a strategic collaboration to market and sell Vascepa;

•

the rate of progress and cost of our ongoing REDUCE-IT outcomes trial, the need, if any, to conduct additional clinical trials and other development activities for the regulatory approval of Vascepa in additional indications in the United States and internationally;

•	the decisions by regulatory authorities regarding regulatory exclusivity with respect to our approved applications, in particular as it relates to Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the success of the commercial launch of Vascepa.

We may seek to raise additional funds to:

•	purchase commercial supply of Vascepa;

•	facilitate our efforts to establish marketing and sales capabilities to market and sell Vascepa in the United States;

•	further develop Vascepa to meet the requirements for regulatory approval of Vascepa for additional indications in the United States and internationally; and

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2012	2013 to 2014	2015 to 2016	After 2016
Contractual Obligations:
Purchase obligations (1)	$27.7	$19.8	$7.9	$0	$0
Operating lease obligations (2)	1.0	0.2	0.8	0	0
Interest payment obligations (3)	7.9	0	7.9	0	0

Total contractual cash obligations	$36.6	$20.0	$16.6	$0	$0

(1)	Represents minimum purchase obligations under our supply agreement with Nisshin as of September 30, 2012. We paid $10.8 million during the nine months ended September 30, 2012 and as of September 30, 2012 had additional purchase obligations of $27.7 million. In preparation for the commercialization of Vascepa we may purchase more than the minimum amount.

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

The above table also does not reflect potential material purchases under the API supply agreements signed during 2011 with two additional API suppliers, or an additional supplier signed in July 2012. These agreements provide access to additional API supply that is incremental to supply from Nisshin Pharma, our existing API supplier. Each of these API agreements contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa following commercial launch. These API suppliers are self-funding these expansion plans with contributions from Amarin. These agreements include requirements for the suppliers to qualify their materials and facilities. We anticipate incurring certain costs associated with the qualification of product produced by these suppliers. These agreements include annual purchase levels enabling Amarin to maintain supply exclusivity with each respective supplier, and to prevent potential termination of the agreements. These minimum purchase levels do not contractually begin until the applicable supplemental NDA, or sNDA, for the supplier is approved by the FDA, if ever, and upon the achievement of manufacturing capacity expansion. Accordingly, these amounts are excluded from the above table. The two supply agreements entered into in 2011 also include (i) development fees up to a maximum of $0.5 million, (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to us if a supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million. The agreement with the fourth API supplier, when all contingencies are eliminated by the supplier, provides for development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases. During the period commencing October 1, 2012 through the expected launch of Vascepa in early 2013, we estimate that we may spend $20 to $30 million to build inventory levels of API and Vascepa capsules, including the contractual purchase obligations for this period described above plus potential additional purchases of API that we may elect to purchase.

Concurrent with our supply agreements with one of the two agreements entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a minority share equity investment in the supplier of up to $3.3 million. In July 2011, we paid to the supplier $1.7 million, which has been included in other long term assets at December 31, 2011 and September 30, 2012. Under this agreement, we paid an additional $0.8 million in April 2012, which has also been included in other long term assets at September 30, 2012. We invested an additional $0.4 million under this agreement, as amended in July 2012, and anticipate making the remaining $0.4 million investment before the end of 2012.

Under our 2004 share repurchase agreement with Laxdale Limited, in connection with any commercialization of Vascepa for cardiovascular indications prior to the end of 2012, we are required to pay potential royalties to a former employee of Laxdale of 1% on net sales up to £100 million (approximately $161.6 million at September 30, 2012); 0.5% for net sales between £100 million (approximately $161.6 million at September 30, 2012) and £500 million (approximately $808.2 million at September 30, 2012); and 0.25% for sales in excess of £500 million (approximately $808.2 million at September 30, 2012). These royalty obligations terminate on December 31, 2012.

Under this same agreement with Laxdale Limited, upon receipt of marketing approval in the United States and/or Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale Limited in 2004), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £7.5 million (approximately $12.1 million at September 30, 2012) for each of the two potential marketing approvals (i.e., £15 million maximum, or approximately $24.2 million at September 30, 2012). In addition, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.1 million at September 30, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.2 million at September 30, 2012). Upon FDA approval of Vascepa for commercial marketing in the United States in July 2012, we accrued the liability associated with the former shareholders of Laxdale Limited, which is expected to be paid in the fourth quarter of 2012.

In addition to the obligations in the table above, we have approximately $0.7 million of liability for uncertain tax positions that have been recorded in long-term liabilities at December 31, 2011 and September 30, 2012. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

At September 30, 2012, we record as a liability the fair value of warrants to purchase 8.1 million shares of our common stock issued to investors. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($13.84 based on the $12.58 market price of our stock at September 28, 2012) on which the September 30, 2012 valuation was based, the value would have increased by $10.1 million. Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2012 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described below.

PART II

Item 1.	Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of legal or arbitration proceedings and claims cannot be predicted with certainty, as of September 30, 2012, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material legal or arbitration in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2011, 2010, and 2009, we reported losses of approximately $69.1 million, $249.6 million, and $30.6 million, respectively. Our net loss for the three and nine months ended September 30, 2012 was $26.4 million and $168.6 million, respectively, and we had an accumulated deficit at September 30, 2012 of $737.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from non-cash losses on changes in the fair value of warrant derivative liabilities. We expect to incur additional and increasing operating losses at least until we successfully commercialize Vascepa. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for both 2012 and 2013 in connection with our proposed clinical outcomes study for Vascepa and other activities. In addition, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as we attempt to commercialize Vascepa. Our shift in focus from research and development to commercialization, and the changes in operating costs relating to that shift, will also require us to make changes to our accounting results and procedures, which may have an adverse effect on our reported revenue or profit, if any.

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

We will require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.*

We currently operate with limited resources. At September 30, 2012, we had cash and cash equivalents of approximately $215.1 million. We believe that our current resources will be sufficient to fund our projected operations for at least the next twelve months, which projected operations contemplate not only working capital and general corporate needs but also continuing the commercial preparation of Vascepa and the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. However, in order to successfully commercialize Vascepa, we must either successfully develop a sales, marketing and distribution infrastructure or collaborate with third parties that have such experience. We plan to consider collaboration opportunities with larger pharmaceutical companies for the launch, marketing and sale of Vascepa. Although from time to time we are in discussions with pharmaceutical companies regarding such collaboration, there can be no assurance that these discussions will result in any such transaction. Accordingly, we are currently working to launch, market and sell Vascepa in the United States on our own.

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

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights.*

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

As of September 30, 2012, there were warrants outstanding for the purchase of up to 10,224,339 American Depository Shares, or ADSs, each representing one of our ordinary shares, with a weighted average exercise price of $1.43 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. The notes are exchangeable under certain circumstances into cash, our ADS, or a combination of cash and ADS, at our election, with a current exchange rate of 113.4752 ADS per $1,000 principal amount of notes. Although we intend to settle these notes in cash, if we elected physical settlement, the notes would initially be exchangeable into 17,021,280 ADS.

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

Potential business combinations or other strategic transactions may disrupt our business or divert management’s attention.

On a regular basis, we explore potential business combination transactions, including an acquisition of us by a third party, exclusive licenses of Vascepa or other strategic transactions or collaborations with third parties. The consummation and performance of any such future transactions or collaborations will involve risks, such as:

•	diversion of managerial resources from day-to-day operations;

•	exposure to litigation from the counterparties to any such transaction, other third parties or our shareholders;

•	misjudgment with respect to the value;

•	higher than expected transaction costs; or

•	an inability to successfully consummate any such transaction or collaboration.

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

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved, would compete with Vascepa. These include a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA) which is being developed by Omthera Pharmaceuticals, which announced initial top-line data from its first Phase 3 clinical trial in April 2012 and its second in November 2012, and Trygg Pharma, which has completed a Phase 3 study of an omega-3 based drug candidate for hypertriglyceridemia, but to our knowledge Trygg has not yet announced results from that study. In addition, Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2011 the enrollment of its Phase 2 clinical trial to assess the safety and efficacy of its omega-3 prescription drug candidate for the treatment of hypertriglceridemia. We believe Resolvyx Pharmaceuticals and Catabasis Pharmaceuticals are also developing potential treatments for hypertriglceridemia based on omega-3 fatty acids but, to our knowledge, neither has initiated a Phase 2 clinical trial of its product. In addition, we are aware that Essentials, Inc is developing a controlled release diazoxide product for the treatment of hypertriglyceridemia. Essentials, Inc. has reported that they have completed five Phase 1 clinical studies and two Phase 2 clinical studies with this product.

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

To maximize the commercial potential of Vascepa we must either develop a sales, marketing and distribution infrastructure or find collaborative partners to help market and sell the product.*

To commercialize Vascepa, we must either develop a sales, marketing and distribution infrastructure or collaborate with third parties that have such experience. We are actively exploring such collaboration opportunities with these parties for the launch, marketing and sale of Vascepa. Until such time when we enter into such a strategic transaction, if ever, we plan to continue to execute on our plans to launch, market and sell Vascepa on our own. If we do complete such a collaboration agreement, we will be reliant on one or more of these strategic partners to generate revenue on our behalf.

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

To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Until such time as we complete a strategic transaction with a third party to market and sell Vascepa, if ever, we are continuing to execute on our plans to launch, market and sell Vascepa on our own. This includes making preparations for securing sufficient commercial supply of Vascepa, expanding sales and marketing capabilities building a substantial commercialization infrastructure to compete with larger companies that have larger and more established marketing and sales capabilities. We have only limited sales and marketing capabilities and infrastructure and as a company we have no experience in the sale, marketing or distribution of pharmaceutical products. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. Our effort to develop a sales and marketing organization may not be successful, and thus we may not be able to effectively market or sell Vascepa. For example, recruiting and training a sales force is expensive and time consuming and could delay our ability to become profitable. If the widespread commercialization of Vascepa for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our SPAs with the FDA are not guarantees of FDA approval of Vascepa for the subject indications.

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

There can be no assurance as to the adequacy for commercial success of the scope and breadth of the MARINE indication or, if approved, the ANCHOR indication. Even if we obtain marketing approval for additional indications, the FDA may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, with regard to the MARINE indication and any other indications for which we may gain approval, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential for our product candidate would suffer.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

In addition, incentives exist under applicable law that encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives could lead to so called whistleblower lawsuits as part of which such persons seek to collect a portion of moneys allegedly overbilled to government agencies due to, for example, promotion of pharmaceutical products beyond labeled claims. Such lawsuits, whether with or without merit, are typically time consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also costly to defend.

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

For example, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations, which meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of the JAMA meta-analysis may not be directly applicable to the use of Vascepa over time. For instance, nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. Vascepa is comprised of not less than 96% pure ethyl-EPA and contains no DHA, and has been approved by the FDA for use in patients with severe hypertriglyceridemia at the 4 grams per day dose. The only other outcomes study involving the use of a highly-pure formulation of EPA containing no DHA, called the Japan EPA Lipid Intervention Study, suggested that use of this formulation, called Epadel in Japan, when used in conjunction with statins, reduced cardiovascular events by 19% compared to the use of statins alone.

Although we believe the results of the JAMA meta-analysis and other studies are not directly applicable to the potential long-term clinical experience with Vascepa, there can be no assurance that the endpoints of the REDUCE-IT cardiovascular outcomes study will be achieved or that the lipid modifying effects of Vascepa in REDUCE-IT or any other study of Vascepa will not be subject to variation beyond twelve weeks. If the REDUCE-IT trial fails to achieve its clinical endpoints or if the results of these long-term studies are not consistent with the 12-week clinical results it could prevent us from expanding the label of any approved product or even call into question the efficacy of any approved product.

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

We currently purchase all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, or Nisshin, located in Japan. Nisshin currently obtains its supply of the key raw material to manufacture API from another third party single source of supply. While we have contractual freedom to source the API for Vascepa elsewhere and have entered into supply agreements with additional suppliers who rely on other third party suppliers of the key raw material to manufacture the API for Vascepa, Nisshin is the only supplier approved with our NDA to the FDA.

We intend to purchase increasing amounts of API in preparation for the commercial launch of Vascepa. Our strategy is to expand manufacturing capacity and to partially mitigate the risk of reliance on too few suppliers by having multiple API suppliers beyond Nisshin. Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers are limited and costs associated with projected expansion and qualification can be significant. The resources of our suppliers vary. For example, Chemport, which is one of the API suppliers that we see to qualify, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources, including the $3.3 million that we invested in Chemport as part of our agreement with them. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from Nisshin. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

We currently rely on two suppliers, Banner and Catalent, for the encapsulation of API for all capsules of Vascepa. While we have contractual freedom to source the API encapsulation for Vascepa elsewhere, Banner and Catalent are the only encapsulators approved by the FDA for encapsulation of API for Vascepa. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

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

Our patent portfolio directed to the formulation and uses of Vascepa is still evolving and some patent applications may not issue prior to commercial launch, if ever. We currently have two issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively, one issued U.S. patent covering highly pure EPA which expires in 2021, two additional U.S. patents covering the use of Vascepa that have terms that expire in 2030, and have received Notices of Allowance from the United States Patent and Trademark Office, or USPTO, for three additional patent applications that have terms that expire in 2030 and are related to the use of Vascepa and potentially competitive products. A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that our issued patents and our pending patents, if and when issued, will prevent competitors from competing with Vascepa.

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

If Vascepa is not granted new chemical entity exclusivity protection from the FDA our business may be materially harmed.*

Under Sections 505(c)(3)(E)(ii) and 505(j)(5)(F)(ii) of the Food Drug and Cosmetic Act, or FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, a drug that is granted regulatory approval may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as a new chemical entity, or NCE. A drug can be classified as a NCE if the FDA has not previously approved any other drug containing the same active moiety.

The FDA typically publishes a determination on the marketing exclusivity of recently approved products in a cumulative supplement to its Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, mid-month in the month following the drug’s approval. Vascepa was approved by the FDA in July 2012, but we have not yet been informed of a determination by the FDA on our pending exclusivity request for Vascepa. Since prior to FDA approval of the Vascepa new drug application, we have had an active dialogue with the FDA related to our marketing exclusivity request for Vascepa, which requested NCE status for Vascepa. In recent months, we have repeatedly followed up with the FDA seeking a determination. While we continue to believe our arguments in support of an NCE determination for Vascepa are strong, the FDA may not agree with our arguments. Based on our discussions with the FDA, we do not know what determination the FDA will reach regarding the pending exclusivity request for Vascepa or when the FDA will make such determination. We have been informed by FDA that the FDA has drafted a proposed response letter to our exclusivity request, that such draft response letter has been circulated internally at the FDA for comment and the FDA has been considering the issue actively. However, we have not been informed of the content of the FDA’s draft response and cannot, based on our communications with the FDA, make a reliable prediction as to when the FDA will communicate a determination on the matter. Accordingly, we have not been informed as to what determination the FDA will make with respect to pending Vascepa marketing exclusivity request. There can be no assurance that Vascepa will be granted NCE exclusivity, or that the FDA will make a determination on the pending exclusivity request in a timely manner.

NCE marketing exclusivity, if granted, would preclude approval during the five-year exclusivity period of certain 505(b)(2) applications or certain abbreviated new drug applications submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, Amarin may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. If we are not able to gain or exploit the period of marketing exclusivity, we may face significant competitive threats to our commercialization of these compounds from other manufacturers, including the manufacturers of generic alternatives. Further, even if Vascepa is considered to be a NCE and we are able to gain five-year marketing exclusivity, another company could challenge that decision to seek to overturn FDA’s determination. Another company could also gain such marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

If Vascepa is not granted NCE marketing exclusivity, we expect it will be granted three years of new product exclusivity under the Hatch-Waxman Amendments. Such exclusivity protection would preclude the FDA from approving a marketing application for a duplicate of Vascepa, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval, although the FDA may accept and commence review of such applications during the exclusivity period. Such three-year exclusivity grant would not prevent a company from challenging the validity of our patents at any time. In this case, Amarin may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the period that Amarin responds to a pending patent challenge, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

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

As of November 1, 2012 we had 150,134,630 common shares outstanding. As of November 1, 2012 there were 149,769,550 shares held as ADSs and 365,080 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

The market price of our ADSs and common shares may also be affected by factors such as:

•	the status of our pending exclusivity request with the FDA for Vascepa and ongoing;

•	developments or disputes concerning ongoing patent prosecution efforts and any future patent or proprietary rights;

•	regulatory developments in the United States, the European Union or other countries;

•	actual or potential medical results relating to our products or our competitors’ products;

•	interim failures or setbacks in product development;

•	innovation by us or our competitors;

•	currency exchange rate fluctuations; and

•	period-to-period variations in our results of operations.

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

As of October 31, 2012 our executive officers, directors and affiliated investment funds collectively controlled approximately 10.23% of our outstanding ordinary shares, excluding any shares subject to ADSs that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these shareholders, if they act together, will be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1†	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Furnished herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero
President (Principal Financial and Accounting Officer) (On behalf of the Registrant)

Date: November 8, 2012