Form 10-K
period 2012-12-31
AMARIN CORP PLC\UK
filed 2013-02-28
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $1.92 billion, based upon the closing price on the NASDAQ Capital Market reported for such date.

149,991,187 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 380,694 Ordinary Shares, were outstanding as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding the progress and timing of our clinical programs, regulatory filings and commercialization activities, and the potential clinical benefits, safety and market potential of our product candidates, as well as more general statements regarding our expectations for future financial and operational performance, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. These statements include but are not limited to statements regarding the commercial success of Vascepa in its first approved indication, the MARINE indication, the potential for, and timing of, approval of the Vascepa Supplemental New Drug Application, or sNDA, by the United States Food and Drug Administration, or FDA, in its potential second indication, the ANCHOR indication; the safety and efficacy of our product candidates; the scope of our intellectual property protection and the likelihood of securing additional patent protection and regulatory exclusivity; estimates of the potential markets for our product candidates; the likelihood of qualifying additional third party manufacturing suppliers and estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures.

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

Overview

We are a biopharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, we received approval from the U.S. Food and Drug Administration, or FDA, to market and sell our lead product Vascepa® (icosapent ethyl) capsules (formerly known as AMR101) as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500mg/dL) hypertriglyceridemia, which we sometimes refer to as the MARINE indication. Vascepa became commercially available in the United States by prescription in January 2013, when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States for the MARINE indication.

We are also developing Vascepa for the treatment of patients with high (TG ≥ 200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication. In late February 2013, we submitted a Supplemental New Drug Application, or sNDA, for the ANCHOR indication with the FDA. If our sNDA is accepted by the FDA, assuming a ten-month FDA review period, we expect the FDA to assign a Prescription Drug User Fee Act, or PDUFA, action date which is not later than the end of 2013.

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial), that is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. Based on communications with the FDA, we believe that we are required to be “substantially underway” with a cardiovascular outcomes study at the time of the submission of our sNDA seeking approval of the ANCHOR indication. We believe that we achieved this requirement prior to submitting the sNDA. However, there can be no assurance that the FDA will agree with our assessment or that they will accept our sNDA for the ANCHOR indication. We do not believe the final results of the REDUCE-IT study will be required for FDA approval of Vascepa for the ANCHOR indication.

Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. Triglycerides are fats in the blood. It is estimated that over 40 million adults in the United States have elevated triglyceride levels greater than 200mg/dL and approximately 4.0 million people in the United States have severely high (TG ≥500mg/dL) triglyceride levels, commonly known as very high triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides also provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity in patients with hypertriglyceridemia has not been determined. The effect of Vascepa on the risk for pancreatitis in patients with hypertriglyceridemia has not been determined.

The potential efficacy and safety of Vascepa was studied in two Phase 3 clinical trials, the MARINE trial and the ANCHOR trial. At a daily dose of 4 grams of Vascepa, the dose at which Vascepa is FDA approved, these trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial. These trials also showed favorable results, particularly with the 4-gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa-treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

Commercialization of Vascepa

Vascepa became commercially available in the United States by prescription in January 2013, when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication. In preparation for our commercial launch, we recently hired and trained a direct sales force of approximately 275 sales representatives. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. Our clinical and commercial supply is provided to us under agreements with various third-party suppliers. As of the date of this Annual Report, we have announced that 18 patent applications in the United States have been either issued or allowed and more than 30 additional patent applications are pending in the United States. We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States. These patent applications are part of our strategy to protect the commercial potential of Vascepa, which generally includes obtaining and maintaining intellectual property rights, maintaining trade secrets, seeking regulatory exclusivity and taking advantage of manufacturing barriers to entry.

We believe that our sales and marketing teams are well positioned to support the commercialization of Vascepa for the MARINE indication. We also believe that a larger sales effort will be required to best support the commercialization of Vascepa for the ANCHOR indication, assuming FDA approval of the ANCHOR indication. To support the continued commercialization of Vascepa, we intend to consider strategic opportunities with larger pharmaceutical companies. From time to time we have held discussions with larger pharmaceutical companies on potential collaborations and other strategic opportunities, and we intend to continue having discussions regarding such opportunities in the future. These strategic opportunities may include licensing or similar transactions, joint ventures, partnerships, strategic alliances, business associations, or a sale of the company. However, we cannot estimate the timing of any such potential strategic transaction, and no assurance can be given that we will enter into any such strategic transaction. Until such time when we enter into such a strategic transaction, if ever, we plan to continue to execute on our plans to market and sell Vascepa on our own.

The U.S. market is currently our primary focus for Vascepa. Opportunities to seek regulatory approval and to market and sell Vascepa outside of the United States are also under evaluation.

Financial Position

We believe that our cash balance of $260.2 million at December 31, 2012 is sufficient to fund our projected operations for at least the next twelve months, including commercialization of Vascepa in the United States for the MARINE indication, preparations for commercialization of Vascepa in the United States for the ANCHOR indication and the advancement of the REDUCE-IT cardiovascular outcomes study. In order to fund our commercialization plans, in particular to fully support the launch, marketing and sale of Vascepa in the ANCHOR indication, we will likely need enter into a strategic collaboration or raise additional capital.

Lipid Disorders and Cardiovascular Disease

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the 2012 At-A-Glance Report from the U.S. Center for Disease Control, more than 1 out of every 3 adults in the U.S. (approximately 83 million) currently lives with one or more types of cardiovascular disease; an estimated 935,000 heart attacks and 795,000 strokes occur each year; an estimated 71 million adults have high cholesterol (i.e. high levels of low-density lipoprotein cholesterol, or LDL-C); and only 1 out of 3 adults with high LDL cholesterol has the condition under control.

Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream and has been recognized as an independent risk factor for cardiovascular disease. Triglyceride levels provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low HDL-C and elevated levels of LDL-C. The effect of Vascepa on cardiovascular mortality and morbidity in patients with hypertriglyceridemia has not been determined.

Guidelines for the management of very high triglyceride levels (>500 mg/dL) suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. Under these guidelines, targeting LDL-C goal for all patients remains important. Other important parameters to consider in patients with very high TGs include levels of apo B, non—HDL-C, VLDL-C, TC, and HDL-C. The effect of Vascepa on the risk for pancreatitis in patients with hypertriglyceridemia has not been determined.

It is estimated that over 40 million adults in the United States have elevated triglyceride levels >200mg/dL and approximately 4.0 million people in the United States have very high triglyceride levels (>500 mg/dL). Since 1976, mean triglyceride levels have increased, in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased.

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

The leading treatments to lower triglyceride levels are fibrates (fenofibrate and gemfibrozil), statins and a prescription only omega-3 fatty acid, known as Lovaza® in the United States, and as Omacor® in Europe. The use of fenofibrates can lead to abnormal liver function tests (an increase in ALT (alanine transaminase) or AST (aspartate transaminase), which are liver enzymes, and are commonly measured clinically as a part of a diagnostic liver function test to determine liver health), especially when used with statins. The use of gemfibrozil can lead to rhabdomyolysis (severe breakdown of muscles), especially when used with a statin. Lovaza is comprised of omega-3 ethyl esters, which the FDA has described as a complex mixture of eicosapentanoic acid, or EPA, docosahexaenoic acid, or DHA, and other fatty acids. We believe that DHA may increase LDL-C levels and thereby partially offset one of the typically desired benefits of lipid-lowering therapies, which is lowering LDL-C. Also, in 2012, the FDA required an update to Lovaza product labeling to reflect the risk that Lovaza may increase the frequency of a heart rhythm problem known as atrial fibrillation, or heart flutter.

Potential Benefits and Market Opportunity for Vascepa

Vascepa is comprised of not less than 96% pure icosapent ethyl, or ethyl-EPA, and contains no DHA. We believe that the removal of DHA mitigates against the LDL-C raising effect observed in omega-3 formulations that include DHA, as well removing the fishy taste and smell that is sometimes associated with DHA. Based on the results of the MARINE trial, Vascepa was the first omega-3 based product to demonstrate statistically significant triglyceride reduction without a statistically significant increase in LDL-C in this very high triglyceride population.

We believe that the results of the MARINE trial and Vascepa’s EPA only/DHA-free composition suggest that Vascepa has the potential to become a “best-in-class” triglyceride-lowering agent in the United States and the European Union. In addition, currently no omega-3 based product is approved in the United States for lowering high triglycerides in patients with mixed dyslipidemia. We believe that Vascepa has the potential to become “first-in-class” in the prescription-only omega-3 market for lowering triglycerides in patients with mixed dyslipidemia.

We believe the potential market for Vascepa is large and growing. We estimate that drug treatment for hypercholesterolemia patients exceeds $53 billion per year in the United States, with sales dominated by statin therapies. U.S. sales of fibrates as a class of products were approximately $3.1 billion in 2012 with Tricor and Trilipix leading the class. U.S. gross sales of Lovaza in 2012 were over $1.3 billion.

Commercialization of Vascepa

Vascepa became commercially available in the United States by prescription in January 2013, when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication. In preparation for our commercial launch, we recently hired and trained a direct sales force of approximately 275 sales representatives. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. We continue to conduct the REDUCE-IT trial and will consider additional trials to further expand the potential indications of use for Vascepa. We do not believe the final results of our REDUCE-IT cardiovascular outcomes study will be required for FDA approval of Vascepa for use in the ANCHOR indication.

We believe that our sales and marketing teams are well positioned to support the commercialization of Vascepa for the MARINE indication. We also believe that a larger sales force will be required to best support the commercialization of Vascepa for the ANCHOR indication, assuming FDA approval for the ANCHOR indication. To support the continued commercialization of Vascepa, we intend to consider strategic opportunities with larger pharmaceutical companies. From time to time we have held discussions with larger pharmaceutical companies on potential collaborations and other strategic opportunities, and we intend to continue having discussions regarding such opportunities in the future. These strategic opportunities may include licensing or similar transactions, joint ventures, partnerships, strategic alliances, business associations, or a sale of the company. However, we cannot estimate the timing of any such potential strategic transaction and no assurance can be given that we will enter into any such strategic transaction. Until such time when we enter into such a strategic transaction, if ever, we plan to continue to execute on our plans to market and sell Vascepa on our own.

The U.S. market is currently our primary focus for Vascepa. Opportunities to seek regulatory approval of, and market and sell, Vascepa outside of the United States are also under evaluation.

Clinical Trials

The MARINE Trial

The MARINE trial, the largest study ever conducted with the omega-3 fatty acid ethyl EPA in treating patients with very high triglycerides (≥500 mg/dL), was a Phase 3, multi-center, placebo-controlled, randomized, double-blind, 12-week study. Patients were randomized into three treatment arms for treatment with Vascepa 4 gram/day, 2 gram/day or placebo. Patient enrollment in this trial began in December 2009, and enrollment and randomization was completed in August 2010 at 229 patients. The primary endpoint in the trial was the percentage change in triglyceride level from baseline compared to placebo after 12 weeks of treatment. The MARINE study was required to meet a stringent level of statistical significance of 1% (p < 0.01) in our Special Protocol Assessment, or SPA, agreement with the FDA.

On November 29, 2010, we reported top-line data for the MARINE trial. In the trial, Vascepa met its primary endpoint at doses of 4 grams and 2 grams per day with median placebo-adjusted reductions in triglyceride levels of 33% (p < 0.0001) compared to placebo for 4 grams and 20% (p = 0.0051) compared to placebo for 2 grams. The median baseline triglyceride levels were 703 mg/dL, 680 mg/dL and 657 mg/dL for the patient groups treated with placebo, 4 grams of Vascepa and 2 grams of Vascepa, respectively.

In a pre-specified secondary analysis in the subgroup of patients with baseline triglyceride > 750 mg/dL, representing 39% of all patients, the effect of Vascepa in reducing triglyceride levels compared to placebo was 45% for 4 grams and 33% for 2 grams, both statistically significant (p = 0.0001 for 4 grams and p= 0.0016 for 2 grams, respectively). The median baseline triglyceride levels in this subgroup were 1052 mg/dL, 902 mg/dL and 948 mg/dL for placebo, 4-gram and 2-gram groups, respectively. Twenty-five percent of patients in this trial were also on background statin therapy. These patients had greater median reduction in triglyceride levels, which was also statistically significant.

Importantly, the significant reduction in triglycerides was not associated with a statistically significant increase in median LDL-C compared to placebo at either dose (-2.3% for the 4-gram group and +5.2% for the 2-gram group [both p=NS]). In addition, there was a statistically significant decrease in median non-HDL-C (total cholesterol less so-called “good cholesterol”) compared to placebo with both of the Vascepa treated groups (-18% for the 4-gram group [p < 0.001] and -8% for the 2-gram group [p < 0.05]).

The MARINE trial results also included statistically significant reductions compared to placebo in several important lipid and inflammatory biomarkers, including apo B (apolipoprotein B) (8.5%), Lp-PLA2 (lipoprotein-phospholipase A2) (13.6%), VLDL-C (very low-density lipoprotein cholesterol) (28.6%), Total Cholesterol (16.3%), and hsCRP (high-sensitivity C-reactive protein) (36.0%) at the 4-gram dose. For these achieved endpoints, p-values were <0.01 for most and <0.05 for all. Apo B (apolipoprotein B) is believed to be a sensitive biomarker of cardiovascular risk and may be a better predictor of cardiovascular risk than LDL-C. Lp-PLA2 is an enzyme found in blood and atherosclerotic plaque; high levels have been implicated in the development and progression of atherosclerosis.

In the MARINE trial, patients treated with 4 grams per day of Vascepa experienced a significant reduction in median placebo-adjusted lipoprotein particle concentrations of total LDL and small LDL. When looking at lipoprotein particle concentrations and sizes as measured with nuclear magnetic resonance spectroscopy, Vascepa 4 grams per day, compared with placebo, significantly reduced median total LDL particle count by 16.3% (p=0.0006), which is an important factor in atherogenesis. LDL particle count and apo B are important risk markers for the prediction of cardiovascular events. Small LDL particle count, which is a common risk factor for cardiovascular events in patients with diabetes, was reduced by 25.6% (p<0.0001) compared with placebo. Vascepa 2 grams per day, compared with placebo, significantly reduced median small LDL particle count by 12.8% (p <0.05) and reduced median total LDL particle count by 1.1% (NS). LDL particle size did not change significantly for the 2 or 4 grams doses.

Vascepa was well tolerated in the MARINE trial, with a safety profile comparable to placebo and there were no treatment-related serious adverse events observed. No significant changes in fasting blood glucose, hemoglobin A1C, vital signs, electrocardiograms, or liver or kidney function were observed with either Vascepa dose.

Patients enrolled in the MARINE trial were given the option to be treated with Vascepa for a period of up to 40 weeks after their last dose in the double-blind portion of the trial. Once participants completed the randomized, double blind, placebo-controlled 12-week MARINE registration trial, patients in all three randomized groups (4 grams, 2 grams and placebo) were offered the opportunity to participate in the open label extension, or OLE, phase. Patients in the OLE phase received 4 grams per day of Vascepa for a period of up to an additional 40 weeks. As is typical of such extension phases, the OLE phase was not a controlled trial, as differentiated from the randomized, double blind, placebo-controlled 12-week MARINE registration trial. In the OLE phase, participants were not randomized at entry, Vascepa administration was open-label (and thus not blinded), and no placebo group was maintained. Also, once patients entered in the OLE phase, investigators were free to add or modify other lipid-altering nutritional, lifestyle and drug treatment regimens. Given the lack of randomization, the open-label design, the addition of various other lipid-altering drugs and changes to doses of existing lipid-altering drugs, as well as the lack of placebo control, neither we nor our independent advisors were able to draw efficacy conclusions from the data. However, we have concluded that the MARINE OLE phase revealed no new safety signals after an additional 40 weeks of exposure to Vascepa, whether used alone or in combination with other lipid-altering regimens.

The ANCHOR Trial

The ANCHOR trial was a multi-center, placebo-controlled, randomized, double-blind, 12-week pivotal study in patients with high triglycerides ( ≥ 200 and <500 mg/dL) who were also receiving optimized statin therapy. Patients were randomized into three arms for treatment with Vascepa 4 gram/day, 2 gram/day or placebo. Patient enrollment in this trial began in January 2010, and enrollment and randomization was completed in February 2011 at 702 patients. The primary endpoint in the trial was the percentage change in triglyceride level from baseline compared to placebo after 12 weeks of treatment.

In April 2011, we reported top-line results from the ANCHOR trial. The ANCHOR trial met its primary endpoint at doses of 4 grams and 2 grams per day with median placebo-adjusted reductions in triglyceride levels of 21.5% (p<0.0001 value) for 4 grams and 10.1% (p=0.0005) for 2 grams. The median baseline triglyceride levels were 259 mg/dL, 265 mg/dL and 254 mg/dL for the patient groups treated with placebo, 4 grams and 2 grams of Vascepa per day, respectively. The analysis of subgroups by baseline triglyceride tertiles showed that higher baseline triglycerides resulted in greater triglyceride reductions.

One of the trial’s secondary endpoints was to demonstrate a lack of elevation in LDL-C, the primary target of cholesterol lowering therapy. The trial’s non-inferiority criterion for LDL-C was met at both Vascepa doses. The upper confidence boundaries for both doses were below the pre-specified +6% LDL-C threshold limit. At the 4-gram dose the upper confidence boundary was below zero (-1.7%) and at the 2-gram dose the upper confidence boundary was close to zero (0.5%). For the 4 grams per day group, LDL-C decreased significantly by 6.2% from baseline versus placebo, demonstrating superiority over placebo (p=0.0067). For the 2-gram group, LDL-C decreased by 3.6% from baseline versus placebo (p=0.0867), which is not a statistically significant decrease.

Other secondary efficacy endpoints included the median placebo-adjusted percent change in non-high-density lipoprotein cholesterol (non-HDL-C), apolipoprotein B (apo B), and lipoprotein-associated phospholipase A2 (Lp-PLA2). The 4-gram dose was associated with statistically significant reductions in non-HDL-C (13.6%, p<0.0001), apo B (9.3%, p<0.0001), Lp-PLA2 (19%, p<0.0001) and high-sensitivity C-reactive protein (hsCRP) (22%, p<0.001), at week 12 compared to placebo. In addition to the previously reported favorable lipid effects of Vascepa on hypertriglyceridemic patients in the MARINE and ANCHOR studies, a recently published analysis of these studies showed that the Vascepa 4-gram daily dose also significantly decreased levels of the inflammatory marker oxidized low-density lipoprotein relative to placebo.

Vascepa was well tolerated in the ANCHOR trial with a safety profile comparable to placebo and there were no treatment-related serious adverse events observed. No significant changes in fasting blood glucose, hemoglobin A1C, vital signs, electrocardiograms, or liver or kidney function were observed with either Vascepa dose.

Observed Efficacy of Ethyl-EPA

In Japan, ethyl-EPA is marketed under the product name of Epadel by Mochida Pharmaceutical Co. and is indicated for hyperlipidemia and peripheral vascular disease. Clinical data from Japan suggests that Epadel is effective in reducing triglycerides. In addition, in an outcomes study called the Japan EPA Lipid Intervention Study, or JELIS study, which consisted of more than 18,000 patients followed over multiple years, Epadel, when used in conjunction with statins, was shown to reduce cardiovascular events by 19% compared to the use of statins alone. In this study, cardiovascular events decreased by approximately 53% compared to statins alone in the subset of patients with triglyceride levels of ≥ 150 mg/dL (average 269 mg/dL at entry) and HDL-C <40 mg/dL.

Observed Clinical Safety of Vascepa

Prior to commencing the MARINE and ANCHOR trials, we conducted a pre-clinical program for Vascepa, including toxicology and pharmacology studies. In addition, we previously investigated Vascepa in central nervous system disorders in several double-blind, placebo-controlled studies, including Phase 3 trials in Huntington’s disease. Over 1,000 patients have been dosed with Vascepa in these studies, with over 100 receiving continuous treatment for a year or more. In all studies performed to date, Vascepa has shown a favorable safety and tolerability profile. In both the MARINE and ANCHOR trials, patients dosed with Vascepa demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in the MARINE study or in the ANCHOR study. In the MARINE and ANCHOR trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

In addition to the MARINE and ANCHOR trials, we completed a 28-day pharmacokinetic study in healthy volunteers, a 26-week study to evaluate the toxicity of Vascepa in transgenic mice and multiple pharmacokinetic drug-drug interaction studies in healthy subjects in which we evaluated the effect of Vascepa on certain common prescription drugs. All findings from these studies were consistent with our expectations and confirmed the overall safety profile of Vascepa.

The REDUCE-IT Study

In August 2011, we reached agreement with the FDA on an SPA for the design of the REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study. An SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval. The FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the REDUCE-IT study adequately addressed the objectives necessary to support a regulatory submission. An SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the testing begins. Moreover, any change to a study protocol can invalidate an SPA. There can be no assurance that the FDA will ultimately consider our SPA to be binding. If the FDA does not consider the SPA to be binding or makes a determination that we did not follow the SPA appropriately, the agency could assert that additional studies or data are required to support a regulatory submission.

In September 2011, we engaged a clinical research organization, or CRO, and began initial trial and clinical site preparation for REDUCE-IT. In December 2011, we announced that the first patient was dosed in the study.

The study duration is dependent on the rate of clinical events in the study which rate may be affected by the number of patients enrolled in the study and the epidemiology of the patients enrolled in the study. Based on preliminary assumptions for patient enrollment rates and the clinical profile of these patients, it is assumed that fewer than 10,000 patients will be required to complete the study with an optimized target in which the study is completed in approximately six years of 8,000 patients.

The REDUCE-IT study is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population also receiving statin therapy. REDUCE-IT is a multi-center, prospective, randomized, double-blind, placebo-controlled, parallel-group study to evaluate the effectiveness of Vascepa, as an add-on to statin therapy, in reducing first major cardiovascular events in an at-risk patient population compared to statin therapy alone. The control arm of the study is comprised of patients on optimized statin therapy. The active arm of the study is comprised of patients on optimized statin therapy plus Vascepa. All subjects enrolled in the study will have elevated triglyceride levels and either coronary heart disease or risk factors for coronary heart disease. This study will be conducted internationally. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indication studied in the ANCHOR and MARINE trials such as a potential indication for prevention of cardiovascular events, although there can be no assurance as to whether the results of the study will support any such indication.

New Lipid Compounds and other Preclinical Programs

We are also considering development of other next generation compounds based on our internal lipid science expertise, including potential combination and derivative therapies.

In December 2012, we completed dosing and pharmacokinetic sampling in a study to test a fixed-dose combination of Vascepa capsules and a leading statin. The clinical name for this combination product candidate is AMR102. The purpose of the AMR102 study is to determine the bioavailability of the Vascepa and statin components when taken as a fixed-dose combination product, relative to the individual reference agents taken concomitantly. We anticipate reviewing the results of this study in the first half of 2013.

We believe that Vascepa and other lipid-based compositions may have an impact on a number of biological factors in the body such as anti-inflammatory mechanisms, cell membrane composition and plasticity, triglyceride levels and regulation of glucose metabolism. Currently all other clinic developments are in formulative or pre-clinical stages.

Manufacturing and Supply for Vascepa

We currently use third party manufacturers and suppliers to manufacture clinical and commercial quantities of ethyl-EPA, which constitutes the only active pharmaceutical ingredient, or API, within Vascepa, to encapsulate, bottle and package Vascepa and to maintain inventory of Vascepa. The approval of Vascepa in July 2012 included the approval of one active pharmaceutical ingredient, or API, manufacturer, Nisshin Pharma, Inc., and one API encapsulator, Patheon, Inc. (formerly Banner Pharmacaps Europe BV). Nisshin and Patheon are the API manufacturer and API encapsulator, respectively, with which we have had the longest working relationships. Their facilities were inspected by regulatory authorities as part of the process that led to the FDA’s July 2012 approval of Vascepa, and we believe that the facilities are qualified to support our commercial launch of Vascepa. In October 2012, a second API encapsulator, Catalent Pharma Solutions LLC, was qualified to encapsulate API for Vascepa.

The API material that constitutes ethyl-EPA is a naturally occurring substance which is sourced from qualified producers of fish oil. A limited number of other manufacturers have the ability, know-how and suitable facilities to produce ethyl-EPA to a similar level of purity. Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures conform to current Good Manufacturing Practice, or cGMP, which must be followed at all times. The FDA typically inspects manufacturing facilities before regulatory approval of a product candidate, such as Vascepa, and on an ongoing basis. In complying with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other requirements.

Our goal is to expand our supply chain to provide greater capacity to meet anticipated demand, enable supply diversification and flexibility and introduce cost competition. We have defined with the FDA our plan and specifications for qualifying the additional API suppliers. We intend to submit sNDAs for the use of additional API suppliers after the suppliers successfully complete the specified process and facility qualifications. However, Nisshin is currently our only supplier of Vascepa API. In 2011, after conducting an extensive global search for manufacturers capable of producing Vascepa API to our technical specifications, we entered into limited exclusivity, long-term agreements with two additional API suppliers, Chemport, Inc. and BASF (formerly Equateq Limited). In December 2012, we announced an agreement with an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc. Slanmhor was spun-out from Ocean Nutrition Canada (ONC) prior to the May 2012 acquisition of ONC by Royal DSM N.V., a global leader in life sciences and materials sciences.

In December 2012, we announced our submissions of two sNDAs to the FDA seeking approval for Chemport and BASF as additional Vascepa API suppliers. We intend to submit an additional sNDA for Slanmhor after it successfully completes the qualification process. Subject to appropriate regulatory approvals, the addition of Slanmhor would give us a total of four qualified worldwide suppliers of API for Vascepa to utilize in supporting the global commercialization of Vascepa.

Our agreements with our API suppliers include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier and to prevent potential termination of the agreements. Certain of these agreements also contain provisions under which the cost of supply to us decreases as we purchase increased product volume. The agreements with each of our API suppliers that have not yet been approved by the FDA also contemplate phased capacity expansion aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa. Accordingly, these suppliers are currently working to expand their production capabilities to manufacture the API for Vascepa. These API suppliers are self-funding these expansion and qualification plans with contributions from Amarin. There can be no assurance that additional suppliers will fully-fund the capital costs of our engagement or that these additional suppliers will successfully qualify with the FDA.

We intend to purchase increasing amounts of API to support the commercial launch of Vascepa. Our supply agreement with Nisshin contains minimum purchase commitments for metric tons of API, and we may purchase more than the minimum requirement. We received the majority of this API during 2012, in advance of our planned commercial launch of Vascepa. During 2013, we intend to further increase our purchases of API and finished capsules of Vascepa. These purchases are generally made on the basis of rolling twelve-month forecasts which in part are binding on us and the balance of which are subject to adjustment by us subject to certain limitations. We may elect to make certain of these purchases prior to sNDA approval of our added suppliers after we are satisfied that the material they produce and their facilities are qualified. However, in the event that we make such purchases, we will not be able to use such material for commercial sale until the sNDA for the applicable supplier is approved by the FDA. Similarly, if we are not compliant with other regulations with regard to this intended purchase of supply, the supply of product may be delayed.

Our strategy is to expand capacity and to mitigate risk by having multiple API suppliers. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. We anticipate purchasing qualified API from multiple suppliers for our first year of commercial sales of Vascepa, including purchases from BASF, Chemport and/or Slanmhor prior to FDA approval of the respective sNDAs for these suppliers. If an sNDA for any of these three API suppliers is not approved, we will not be able to use the supply from such supplier for commercial product. Also, if no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from Nisshin. We believe that our overall API manufacturing plan provides a pathway to the production of API in sufficient quantities to meet anticipated demand, subject to API supplier capacity expansion, qualification and regulatory approval. There can be no assurance that these expansion plans will be successful. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. Our purchase of supply may be insufficient to meet, or exceed, actual demand for Vascepa.

Our Marketing Plans

We are currently expanding our marketing, sales and distribution capabilities. In early 2013 we hired and trained approximately 275 sales representatives in the United States. Vascepa became commercially available in the United States by prescription in January 2013, when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa for use in the MARINE indication. We are initially targeting clinicians who are top prescribers of lipid regulating therapies.

Historical Product Development Programs

Prior to October 2009, the majority of Amarin’s product development activities were focused on central nervous system and other non-cardiovascular disorders. In October 2009, we completed a private placement resulting in gross proceeds of $70.0 million. These proceeds were used primarily to fund the MARINE and ANCHOR studies for Vascepa. In connection with this private placement, our board of directors and executive management underwent significant change, and our research and development activities, as well as certain executive functions, were consolidated from multiple offices to our research and development headquarters in the United States. In connection with these changes, we re-focused our efforts on developing improved treatments for cardiovascular disease and ceased development of all product candidates outside of our cardiovascular disease focus. In particular, this decision resulted in our ceasing all direct development of product candidates on central nervous system disorders, which included product candidates for the treatment of Huntington’s disease, Myasthenia gravis and Parkinson’s disease.

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

Our potential competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies and specialized cardiovascular treatment companies. These companies include GlaxoSmithKline plc, which currently markets Lovaza, a prescription-only omega-3 fatty acid indicated for patients with very high triglycerides, and Abbott Laboratories, which currently markets Tricor, Trilipix and Niaspan for the treatment of very high triglycerides and mixed dyslipidemia and Niaspan, which is primarily used to increase HDL-C, but which is also used to lower triglycerides. In March 2011, Pronova BioPharma Norge AS, which owns the patents for Lovaza, entered into an agreement with Apotex Corp. and Apotex Inc. to settle their patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Pronova granted Apotex a license to enter the U.S. market with a generic version of Lovaza in the first quarter of 2015, or earlier, depending on circumstances. We expect Apotex to compete against us as well. Other companies are also seeking to introduce generic versions of Lovaza.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved, would compete with Vascepa. These include a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA) which is being developed by Omthera Pharmaceuticals which in April 2012 announced its top-line Phase 3 clinical trial results and indicated that it plans to submit an NDA during 2013 for the treatment of hypertriglyceridemia. In addition, Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. We believe Resolvyx Pharmaceuticals and Catabasis Pharmaceuticals are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids, but we believe that neither has initiated a Phase 2 clinical trial of its product. In addition, we are aware that Essentialis, Inc is developing a controlled release diazoxide product for the treatment of hypertriglyceridemia. Essentialis, Inc. has reported that they have completed Phase 2 clinical studies with this product.

Vascepa will also face competition from dietary supplement companies marketing naturally occurring omega-3 fatty acids as nutritional supplements. We cannot be sure physicians and pharmacists will view the FDA-approved prescription-only status, EPA-only purity of Vascepa and stringent regulatory oversight as significant advantages versus naturally occurring omega-3 fatty acid dietary supplements.

In addition, other drug companies, known as generic drug companies, may challenge the validity, enforceability or both of our patents and seek to design products around our issued patent claims and, after a period of FDA-granted regulatory exclusivity gain marketing approval for generic versions of Vascepa or gain marketing approval for branded competitive products based on new clinical studies.

Regulatory Matters

Government Regulation and Regulatory Matters

Any product development activities related to Vascepa or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data is generated in two distinct development stages: pre-clinical and clinical. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

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

NDA and FDA Review Process

Following trial completion, trial data is analyzed to determine safety and efficacy. Data is then filed with the FDA in an NDA along with proposed labeling for the product and information about the manufacturing and testing processes and facilities that will be used to ensure product quality. The NDA must contain proof of safety, purity, potency and efficacy, which entails extensive pre-clinical and clinical testing. FDA approval of an NDA must be obtained before marketing a drug in the United States. In addition, in order to seek approval for a potentially expanded indication based on the ANCHOR study, we are required to have been substantially enrolled subjects in our REDUCE-IT cardiovascular outcomes study at the time of our NDA submission for the ANCHOR indication. Based upon feedback from the FDA and in accordance with the SPA for the ANCHOR study, we do not believe that the results of the REDUCE-IT outcomes study are required for approval of the indication studied in the ANCHOR trial.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States. Even if future indications for Vascepa are approved, the FDA’s review will be lengthy and we may encounter significant difficulties or costs during the review process. After approving any drug product, the FDA may require post-marketing testing and surveillance to monitor the effects of approved products or it may place conditions on approvals including potential requirements or risk management plans that could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

European Union Drug Development

In the European Union, or E.U., our future products may also be subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has been subject to the granting of marketing authorizations by regulatory agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities.

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

Federal and State Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict certain marketing practices in the biopharmaceutical industry. These laws include anti-kickback statutes and false claims statutes.

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for a referral or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare facility, item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making or using, or causing to be made or used, a false statement to get a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations. As a company marketing an FDA-approved product in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payers.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Most recently, in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•

new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, it remains unclear the full effect that the PPACA would have on our business.

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

With respect to Vascepa, we are seeking five-year NCE marketing exclusivity under the FDCA. We believe that the active pharmaceutical ingredient in Vascepa, at least 96% ethyl-EPA, may be considered a new chemical entity, and could therefore be eligible for five-year market exclusivity under the FDCA. The only other omega-3 based product approved by the FDA is Lovaza. We believe the active moiety in Lovaza and the active moiety in Vascepa are different. Lovaza was approved as a lipid-regulating agent by the FDA in 2004 and has been described in its FDA-approved product label as a combination of ethyl esters of omega-3 fatty acids, principally ethyl-EPA and ethyl-DHA. Our belief that Vascepa should be granted NCE exclusivity is based in part on precedent at the FDA for granting NCE status to a previously uncharacterized active moiety, in this case, potentially ethyl-EPA that was part of a previously approved product. It is currently unclear whether the FDA will view the ethyl-EPA in Vascepa as a characterized and previously approved active moiety in Lovaza and deny our request that Vascepa be granted NCE status and the associated period of regulatory exclusivity. The FDA typically makes a determination on NCE exclusivity in connection with, or soon after, an NDA approval of a drug for a new indication. The FDA has not yet made its determination regarding NCE exclusivity of Vascepa for the MARINE indication. Separately, we expect to be granted three-year exclusivity of Vascepa for the ANCHOR indication. We cannot assure you that we will be granted our requested periods of exclusivity for the MARINE indication or the ANCHOR indication. If we are not granted NCE exclusivity for the MARINE indication, we expect that we will be granted three-year exclusivity. We also plan to seek regulatory exclusivity for Vascepa in Europe. There can be no assurance that we will be successful in securing marketing approval or regulatory exclusivity in the United States or in Europe.

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

Patents, Proprietary Technology, Trade Secrets

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. We seek to protect our chemical compounds and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We, or our licensors, file patent applications directed to our key drug candidates in an effort to establish intellectual property positions for our product candidates as well as uses of our product candidates in the treatment of diseases. Our patenting strategy encompasses pursuing patents for compositions, formulations, indications/ uses and combinations with other drugs. Amarin is prosecuting multiple patent applications in an effort to protect the intellectual property developed during the Vascepa cardiovascular program.

We believe that patent protection of our technologies, processes and products is important to our future operations. The success of our products may depend, in part, upon our ability to obtain strong patent protection. There can, however, be no assurance that:

•	any patents will be granted from our pending patent applications directed to Vascepa or any of our future products in any or all appropriate jurisdictions;

•	any patents that we or our licensees currently hold or may obtain will not be successfully challenged in the future;

•	our technologies, processes or products will not infringe upon the patents of third parties; or

•	the scope of any patents will be sufficient to prevent third parties from developing similar products.

Our strategy is to file patent applications where we think it is appropriate to protect and preserve the proprietary technology and inventions considered significant to our business. As of the date of this Annual Report, we have announced that 18 patent applications in the United States have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Of such 18 allowed and issued applications, we currently have two issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively, one issued U.S. patent covering highly pure EPA which expires in 2021, eight additional U.S. patents covering the use of Vascepa and potentially competitive products in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030, and have announced Notices of Allowance from the United States Patent and Trademark Office, or USPTO, for seven additional patent applications that have terms that expire in 2030 and are related to the use of Vascepa and potentially competitive products in either the MARINE or anticipated ANCHOR indication. A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that our issued patents and our pending patents, if and when issued, will prevent competitors from competing with Vascepa.

We have filed and are prosecuting numerous additional patent applications in the United States and internationally that seek to protect the proprietary position of Vascepa. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims based upon what we believe are unexpected findings from the MARINE and ANCHOR trials. If granted, we believe that many of these resulting patents would expire in 2030 or beyond. However, no assurance can be given that any of our patent applications will be granted or, if they are granted, that they will prevent competitors from competing with Vascepa. Securing patent protection for a product is a complex process involving many legal and factual questions. The patent applications we have filed in the United States and internationally are at varying stages of examination, the timing of which is outside our control. The process to getting a patent granted can be lengthy and claims initially submitted are often modified in order to satisfy the requirements of the patent office. This process includes written and public communication with the patent office. The process can also include direct discussions with the patent examiner. There can be no assurance that the patent office will accept our arguments with respect to any patent application or with respect to any claim therein. The timing of the patent review process is independent of and has no effect on the timing of the FDA’s review of our submissions for regulatory approvals. We cannot predict the timing or results of patent applications. In addition, we may elect to submit, or the patent office may require, additional evidence to support certain of the claims we are pursuing. Providing such additional evidence could result in us incurring additional costs. We cannot be certain what commercial value any granted patent in our patent portfolio will provide to us.

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

Employees

At December 31, 2012, we had 111 full-time employees employed in marketing, general and administrative and research and development functions. We believe our relations with our employees are good.

Organizational Structure

At December 31, 2012, we had the following subsidiaries:

Subsidiary Name	Country of Incorporation or Registration	Proportion of Ownership Interest and Voting Power Held
Amarin Pharmaceuticals Ireland Limited	Ireland	100%
Amarin Pharma Inc.	United States	100%
Amarin Neuroscience Limited	Scotland	100%
Corsicanto Ltd	Ireland	100%
Ester Neurosciences Limited	Israel	100%

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

As of the date of this Annual Report on Form 10-K, our principal operating activities were being conducted by Amarin Corporation plc, together with Amarin Pharmaceuticals Ireland Limited and Amarin Pharma Inc., with little to no operating activity being conducted by Amarin Neuroscience Limited, Corsicanto Ltd, or Ester Neurosciences Limited.

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

Where You Can Find More Information

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Amarin) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports, as well as any amendments to such reports, available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, our ability to successfully commercially launch Vascepa, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below.

Risks Related to the Commercialization and Development of Vascepa

We are dependent upon the success of Vascepa, which only recently obtained FDA approval and launched commercially in the MARINE indication.

As a result of our reliance on a single product and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depends on our ability to execute our commercial strategy for Vascepa in the United States. If commercialization efforts for Vascepa in the MARINE indication or, if approved, the ANCHOR indication, are not successful, our business will be materially and adversely affected. Even if we are able to develop additional products from our research and development efforts, the development time cycle for products typically takes several years. This restricts our ability to respond to adverse business conditions for Vascepa. If we are not successful in developing any future product or products, or if there is not adequate demand for Vascepa or the market for such product develops less rapidly than we anticipate, we may not have the ability to effectively shift our resources to the development of alternative products or do so in a timely manner without suffering material adverse effects on our business. As a result, the lack of alternative products we develop could constrain our ability to generate revenues and achieve profitability.

We recently launched Vascepa in the MARINE indication in the United States with our own, newly established sales and marketing teams and distribution channels and we may not be successful.

In late January 2013, we began selling and marketing Vascepa in the United States through our own, newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure. We hired key personnel in these areas over the last several years and hired and trained a professional sales force in early January 2013. The commercial launch of a new pharmaceutical product is a complex undertaking for a company to manage, and we have no prior experience as a company operating in this area. Factors related to building and managing our own sales and marketing organization that can inhibit our efforts to successfully commercialize Vascepa on our own include:

•	our inability to attract and retain adequate numbers of effective sales and marketing personnel;

•

our inability to adequately train our sales and marketing personnel, in particular as it relates to various healthcare regulatory requirements applicable to the marketing and sale of pharmaceutical products, and our inability to adequately monitor compliance with these requirements;

•	the inability of our new sales personnel, working for us as a new market entrant, to obtain access to or persuade adequate numbers of physicians to prescribe Vascepa;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with operating a new independent sales and marketing organization.

We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of Vascepa. If we are not successful in our efforts to market and sell Vascepa on our own, market acceptance of Vascepa may be harmed, our anticipated revenues will be materially and negatively impacted, and we may need additional funding or seek a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funds.

Vascepa may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

We only recently began marketing and selling Vascepa for use in the MARINE indication in January 2013. Vascepa may fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Vascepa for the MARINE indication and any future approved indications will depend on a number of factors, including:

•	the perceived efficacy and potential advantages of Vascepa, as compared to alternative treatments;

•	our ability to offer Vascepa for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the scope, effectiveness and strength of marketing and distribution support, including our sales and marketing team;

•	sufficient third-party coverage or reimbursement; and

•	the prevalence and severity of any side effects.

We may not be able to compete effectively against our competitors’ pharmaceutical products.

The pharmaceutical industry is highly competitive. In attempting to achieve the widespread commercialization of Vascepa, we will face competition to the extent other pharmaceutical companies have on the market, or are able to develop, products for the treatment of similar indications. Potential competitors in this market include companies with greater experience in commercializing pharmaceutical products, and greater resources and name recognition than we have. Furthermore, to the extent we are able to acquire or develop additional marketable products in the future, such products will compete with a variety of other products within the United States or elsewhere, possibly including established drugs and major brand names and also generic versions of these products. Competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our future products. Products based on new technologies or new drugs could render our products obsolete or uneconomical.

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

Our potential competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. These companies include GlaxoSmithKline plc, which currently markets Lovaza, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, and Abbott Laboratories, which currently markets Tricor and Trilipix for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan, which is primarily used to raise HDL-C, but is also used to lower triglycerides. In March 2011, Pronova BioPharma Norge AS, now owned by BASF, which owns the patents for Lovaza, entered into an agreement with Apotex Corp. and Apotex Inc. to settle their patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Pronova granted Apotex a license to enter the United States market with a generic version of Lovaza in the first quarter of 2015, or earlier depending on circumstances. We expect Apotex to compete against us as well. Other companies are also seeking to introduce generic versions of Lovaza. These competitors have greater resources than we do, including financial, product development, marketing, personnel and other resources.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved, would compete with Vascepa. These include a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA) which is being developed by Omthera Pharmaceuticals, which in April 2012 announced its top-line Phase 3 clinical trial results and indicated that it plans to submit an NDA during 2013 for the treatment of hypertriglyceridemia. In addition, Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. We believe Resolvyx Pharmaceuticals and Catabasis Pharmaceuticals are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids but, to our knowledge, neither has initiated a Phase 2 clinical trial of its product. In addition, we are aware that Essentialis, Inc is developing a controlled release diazoxide product for the treatment of hypertriglyceridemia. Essentialis, Inc. has reported that they have completed Phase 2 clinical studies with this product.

Vascepa will also face competition from dietary supplement companies marketing naturally occurring omega-3 fatty acids as nutritional supplements. We cannot be sure physicians will view the FDA-approved prescription-only status, and EPA-only purity of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements.

In addition, other drug companies (commonly known as generic drug companies) may challenge our patents and seek to design products around our issued patent claims and, after a period of FDA-granted regulatory exclusivity gain marketing approval for generic versions of Vascepa or gain marketing approval for branded competitive products based on new clinical studies.

Vascepa is a prescription-only omega-3 fatty acid. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa would be subject to non-prescription competition and consumer substitution.

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. To the extent the price of Vascepa is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians may recommend these commercial alternatives instead of writing prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

If we are not successful marketing and selling Vascepa on our own, we may need to find collaborative partners to help market and sell the product.

If we are not successful marketing and selling Vascepa on our own, we may need to find collaborative partners to help market and sell the product or otherwise outsource these functions to third parties. Until such time as we choose to, and actually do, complete a strategic transaction with a third party to market and sell Vascepa, if ever, we will continue to market and sell Vascepa on our own. We are actively exploring collaboration opportunities for the continued marketing and sale of Vascepa as we approach the potential approval of Vascepa in the ANCHOR indication, assuming its regulatory approval.

We may not be successful in finding a collaborative partner to help market and sell Vascepa, or may be delayed in doing so, if we determine such a collaborative partner is necessary, in which case we may not receive revenue to the extent that we currently anticipate. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If that were to occur, we may have to curtail the continued development of Vascepa for approval for additional indications beyond ANCHOR or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements, including our Purchase and Sale Agreement with Biopharma Secured Debt Fund II Holdings Cayman, L.P., or Biopharma. If we cannot raise sufficient funds, we may not be able to market and sell Vascepa effectively, and generate as much product revenue, as we could under collaboration.

Our ability to generate increased revenue depends, in part, on FDA approval for the use of Vascepa in the ANCHOR indication in the United States and potentially on other regulatory approvals outside the United States, and we may be delayed in obtaining, or never obtain, such approvals.

The costs involved in obtaining regulatory approvals for pharmaceutical products can be substantial. While we are currently marketing Vascepa for use in the MARINE indication in the United States, our ability to commercialize Vascepa in the ANCHOR indication in the United States or market Vascepa for either indication outside of the United States is dependent upon receiving additional regulatory approvals. Further, while we recently filed a Supplemental New Drug Application, or sNDA, with the FDA for the use of Vascepa in the ANCHOR indication, the acceptance of this submission is dependent on our first reaching, in the opinion of the FDA, substantial enrollment in our REDUCE-IT cardiovascular outcomes study. While we believe that we met this requirement before we submitted our sNDA, the FDA may not agree with us, and thus acceptance of the sNDA could be delayed. Additionally, the FDA could deny approval of our sNDA and require additional testing or data. If the FDA takes any of these actions, they could have a material adverse effect on our operations and financial condition, including our ability to reach profitability.

Even if we obtain additional regulatory approvals for Vascepa, the timing or scope of any approvals may prohibit or reduce our ability to commercialize the product successfully. For example, if the approval process for the ANCHOR indication takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Additionally, the terms of any approvals, including the approval received from the FDA in July 2012 for the MARINE indication, may prove to not have the scope or breadth needed for us to successfully commercialize Vascepa or become profitable.

Our SPAs with the FDA are not guarantees of FDA approval of Vascepa for the proposed ANCHOR and REDUCE-IT indications.

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

There can be no assurance as to the adequacy for commercial success of the scope and breadth of the MARINE indication or, if approved, the ANCHOR indication. Even if we obtain marketing approval for additional indications, the FDA may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, with regard to the MARINE indication and any other indications for which we may gain approval, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential for our product would suffer.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Even though we received marketing approval for Vascepa for the MARINE indication only, physicians may nevertheless prescribe Vascepa to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, incentives exist under applicable laws that encourage competitors, employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives could lead to so-called whistleblower lawsuits as part of which such persons seek to collect a portion of moneys allegedly overbilled to government agencies due to, for example, promotion of pharmaceutical products beyond labeled claims. These incentives could also lead to suits that we have mischaracterized a competitor’s product in the marketplace and may, as a result, be sued for alleged damages to our competitors. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also costly to defend.

The FDA may disagree with our assertion that our cardiovascular outcomes study, REDUCE-IT, was substantially underway at the time of our sNDA submission, thus delaying FDA review and approval of the ANCHOR indication and costing more than we expect.

Based on our communications with the FDA, to obtain FDA marketing approval of the ANCHOR indication, we believe that we must have a cardiovascular outcomes study, the REDUCE-IT study, substantially underway at the time of the sNDA submission for the ANCHOR indication. In August 2011, we reached an agreement with the FDA on an SPA for the design of the REDUCE-IT cardiovascular outcomes study of Vascepa, and we began dosing patients in December 2011. We submitted our sNDA for approval of the ANCHOR indication in late February 2013 based on our belief that the REDUCE-IT study was substantially underway. The FDA will make the final determination as to whether or not our REDUCE-IT study is sufficiently underway for the FDA to accept the submission of our ANCHOR sNDA.

In the event the FDA does not agree that our REDUCE-IT study is substantially underway, it may reject our submission, repeatedly, until such time as it determines that its study enrollment requirement is met. If we then experience delays in initiating or achieving what the FDA would determine to be substantial enrollment for the REDUCE-IT study or the FDA requires that we enroll still more patients beyond our own expectation of what substantial enrollment entails, our re-submission of an sNDA seeking approval of the ANCHOR indication may be rejected again, or delayed.

Any delay in the acceptance of our submission of the ANCHOR sNDA could have a material adverse effect on our business by delaying the possible approval of Vascepa for use in the ANCHOR indication. In addition, to the extent that we experience delays or need to take actions to prevent delays in the REDUCE-IT cardiovascular outcomes study, the cost of this study will increase. The cost of this study is based on estimates and is not capped.

The REDUCE-IT cardiovascular outcomes trial may fail to show that Vascepa can reduce major cardiovascular events in an at-risk patient population on statin therapy, and the long-term clinical results of Vascepa may not be consistent with the clinical results we observed in our Phase 3 clinical trial, in which case our sales of Vascepa may then suffer.

In accordance with the SPA for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population on statin therapy.

Outcomes studies of certain other lipid modifying therapies have failed to achieve the endpoints of such studies. For example, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of the JAMA meta-analysis may not be directly applicable to the use of Vascepa over time. For instance, nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in patients with severe hypertriglyceridemia at a dose of 4 grams per day. The only other outcomes study involving the use of a highly-pure formulation of ethyl-EPA, called the Japan EPA Lipid Intervention Study (JELIS), suggested that use of a highly-pure formulation of ethyl-EPA in Japan, when used in conjunction with statins, reduced cardiovascular events by 19% compared to the use of statins alone.

Although we believe the results of the JAMA meta-analysis and other studies are not directly applicable to the potential long-term clinical experience with Vascepa, there can be no assurance that the endpoints of the REDUCE-IT cardiovascular outcomes study will be achieved or that the lipid modifying effects of Vascepa in REDUCE-IT or any other study of Vascepa will not be subject to variation beyond twelve weeks. If the REDUCE-IT trial fails to achieve its clinical endpoints or if the results of these long-term studies are not consistent with the 12-week clinical results, it could prevent us from expanding the label of any approved product or even call into question the efficacy of any approved product.

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

As we evolve from a company primarily involved in research and development to a company also focused on establishing an infrastructure for commercializing Vascepa, we may encounter difficulties in managing our growth and expanding our operations successfully.

We only recently hired and trained a professional sales force of approximately 275 sales representatives and commenced our commercial launch of Vascepa in the MARINE indication in the United States in early January 2013. The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We intend to purchase increasing amounts of API to support our commercialization of Vascepa. Our strategy is to expand manufacturing capacity and to partially mitigate the risk of reliance on too few suppliers by having multiple API suppliers beyond Nisshin. In December 2012, we announced our submissions of sNDAs to the FDA seeking approval for both Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. Both Chemport and BASF continue to expand their API manufacturing capacity and bring to three the potential number of qualified worldwide supplies of API for Vascepa. Also in December 2012 we announced the addition of an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc., or Slanmhor, to our planned API global supply chain for Vascepa. Slanmhor was spun-out from Ocean Nutrition Canada, or ONC, prior to the May 2012 acquisition of ONC by Royal DSM N.V., a global leader in life sciences and materials sciences. Amarin now has a total of four suppliers for Vascepa API to utilize in supporting the global commercialization of Vascepa, subject to appropriate regulatory approvals. We intend to submit an additional sNDA for Slanhmor after it successfully completes the qualification process.

Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers are limited and costs associated with projected expansion and qualification can be significant. The resources of our suppliers vary. For example, Chemport, which is one of the API suppliers that we see to qualify, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from Nisshin. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

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

We do not have sufficient experience with the commercial sale of Vascepa, and such inexperience may cause us to purchase too much or not enough supply to satisfy actual demand, which could have a material adverse effect on our financial results and financial condition.

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

The manufacture and packaging of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, our NDA approved by the FDA had only one supplier of API for Vascepa, Nisshin, and Nisshin plans to expand it capacity to supply API to us by further expanding their current facility. If we are not able to manufacture Vascepa to required specifications through Nisshin, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices, or cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, in December 2012, we filed two supplemental NDAs to add new manufacturing facilities for each of BASF and Chemport, and have plans to file another for Slanmhor, to manufacture API for Vascepa. If these third parties cannot establish, to the satisfaction of the FDA, that they are in substantial compliance with cGMPs, and that the products manufactured at the new site meet FDA requirements, we may not be able to manufacture API from that site, our supply of API for Vascepa may be delayed, and our anticipated future revenues and financial results may be materially adversely affected.

Furthermore, the FDA and foreign regulatory agencies require that we be able to consistently produce the active pharmaceutical ingredient and the finished product in commercial quantities and of specified quality on a repeated basis, including proven product stability, and document our ability to do so. This requirement is referred to as process validation. We have not yet completed all of the steps and documentation necessary to validate the process for API manufacturing for Vascepa at any API contract supplier other than Nisshin. Each of our potential API suppliers uses a different method to manufacture API than that used by Nisshin, which has the potential to increase the risk to us that our manufacturers will not meet applicable regulatory requirements. This includes stability testing, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, the commercial supply of Vascepa may be delayed, or we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand.

The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business.

During 2013, we are increasing our purchases of API and finished capsules of Vascepa to further expand purchase levels of supply. We may elect to make API purchases from certain of our suppliers after we are satisfied that the material they produce and their facilities are qualified. However, in the event that we make such purchases from other suppliers, we will not be able to use such material for commercial sale until the sNDA for the applicable supplier is approved by the FDA. Similarly, if we are not compliant with other regulations with regard to this intended purchase of supply, our reaching profitability may be delayed.

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

Risks Related to our Intellectual Property and Regulatory Exclusivity

We are dependent on patents, proprietary rights and confidentiality to protect the commercial potential of Vascepa.

Because of the significant time and expense involved in developing new products and obtaining regulatory approvals, it is very important to obtain patent and preserve trade secret protection for new technologies, products and processes. Our ability to successfully implement our business plan will depend in large part on our ability to:

•	obtain, defend and maintain patent protection and market exclusivity for our current and future products;

•	preserve any trade secrets relating to our current and future products;

•	acquire patented or patentable products and technologies; and

•	operate without infringing the proprietary rights of third parties.

As of the date of this Annual Report, we have announced that 18 patent applications in the United States have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Of such 18 allowed and issued applications, we currently have two issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively, one issued U.S. patent covering highly pure EPA which expires in 2021, eight additional U.S. patents covering the use of Vascepa and potentially competitive products in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030, and have announced Notices of Allowance from the United States Patent and Trademark Office, or USPTO, for seven additional patent applications that have terms that expire in 2030 and are related to the use of Vascepa and potentially competitive products in either the MARINE or anticipated ANCHOR indication. A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that our issued patents and our pending patents, if and when issued, will prevent competitors from competing with Vascepa.

We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States, including an application for our MARINE method of use patent in Europe for which we received an Intention to Grant letter from the European Patent Office. We may be dependent in some cases upon third party licensors to pursue filing, prosecution and maintenance of patent rights or applications owned or controlled by those parties. It is possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to us. In cases where third parties are first to invent a particular product or technology, or first to file after various provisions of the America Invents Act of 2011 go into effect on March 16, 2013, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from utilizing such technology or commercializing our current and future products.

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

Our issued patents and our pending patents, if and when issued, may not prevent competitors from competing with Vascepa.

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

There can be no assurance that any of our pending patent applications relating to Vascepa or its use will issue as patents.

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

The FDA typically publishes a determination on the marketing exclusivity of recently approved products in a cumulative supplement to its Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, mid-month in the month following the drug’s approval. Vascepa was approved by the FDA in July 2012, but we have not yet been informed of a determination by the FDA on our pending exclusivity request for Vascepa. Since prior to FDA approval of the Vascepa new drug application, we have had an active dialogue with the FDA related to our marketing exclusivity request for Vascepa, which requested NCE status for Vascepa. In recent months, we have repeatedly followed up with the FDA seeking a determination. While we continue to believe our arguments in support of an NCE determination for Vascepa are strong, the FDA may not agree with our arguments. Based on our discussions with the FDA, we have not been told and do not know what determination the FDA will reach regarding the pending exclusivity request for Vascepa or when the FDA will make such determination. Based on our communications with the FDA, we cannot make a reliable prediction as to when the FDA will communicate a determination on the matter. There can be no assurance that Vascepa will be granted NCE exclusivity, or that the FDA will make a determination on the pending exclusivity request in a timely manner.

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

We have received several communications on behalf of the former shareholders of Ester asserting that we are in breach of its amended agreement due to the fact that Yissum terminated its license and we failed to return shares of Ester, and assets relating to EN101, to the shareholders, as was required under certain circumstances under the amended agreement. We do not believe these circumstances constitute a breach of the amended agreement, but there can be no assurance as to the outcome of this dispute.

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

Risks Related to our Financial Position and Capital Requirements

We have a history of losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2012, 2011, and 2010, we reported losses of approximately $179.2 million, $69.1 million and $249.6 million, respectively, and we had an accumulated deficit at December 31, 2012 of $747.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period, even after we begin to generate revenues from our commercialization of Vascepa. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for both 2013 and 2014 in connection with our REDUCE-IT cardiovascular outcomes study for Vascepa and other activities. In addition, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as we attempt to commercialize Vascepa. Our shift in focus from research and development to commercialization, and the changes in operating costs relating to that shift, will also require us to make changes to our accounting results and procedures, which may have an adverse effect on our reported revenue or profit, if any.

Although we began generating revenue from Vascepa in January 2013, we may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. In January 2013, we began to generate revenue from the marketing of Vascepa for use in the MARINE indication, but we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits on sales of Vascepa is subject to the market acceptance and commercial success of Vascepa and our ability to manufacture commercial quantities of Vascepa through third parties at acceptable cost levels, and may also depend upon our ability to enter into one or more strategic collaborations to effectively market and sell Vascepa.

Even though Vascepa has been approved by the FDA for marketing in the United States in the MARINE indication, it may not gain market acceptance or achieve commercial success and it may never be approved for the ANCHOR indication. In addition, we anticipate continuing to incur significant costs associated with commercializing Vascepa. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenues, we will not become profitable and may be unable to continue operations without continued funding.

Our historical financial results do not form an accurate basis for assessing our current business.

As a consequence of the many years developing Vascepa for commercialization and the recent commercial launch of Vascepa in the MARINE indication in the United States, our historical financial results do not form an accurate basis upon which investors should base their assessment of our business and prospects. In addition, we expect that our costs will increase substantially as we continue to commercialize Vascepa in the MARINE indication and seek to obtain additional regulatory approval of Vascepa in the ANCHOR indication, including the continuation of the REDUCE-IT cardiovascular outcomes study. Accordingly, our historical financial results reflect a substantially different business from that currently being conducted and from that expected in the future.

In addition, we have a limited history of obtaining regulatory approval for, and no demonstrated ability to successfully commercialize, a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA of Vascepa and the lack of historical sales data, Vascepa sales will be difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for Vascepa;

•

the extent to which coverage and reimbursement for Vascepa is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any; and

•	the results of our sNDA application for the ANCHOR indication and the results of the REDUCE-IT study or post-approval studies for Vascepa.

We will require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. At December 31, 2012, we had cash and cash equivalents of approximately $260.2 million. We believe that our current resources will be sufficient to fund our projected operations for at least the next twelve months, which projected operations contemplate not only working capital and general corporate needs but also the recent commercial launch of Vascepa and the advancement of the REDUCE-IT cardiovascular outcomes study.

In order to fund our commercialization plans, in particular to fully support the launch, marketing and sale of Vascepa in the ANCHOR indication, we will likely need to enter into a strategic collaboration or raise additional capital. We will also need additional capital to fully complete our REDUCE-IT cardiovascular outcomes trial.

Our future capital requirements will depend on many factors, including:

•	revenue generated from the commercial sale of Vascepa in the MARINE indication and, subject to FDA approval, the ANCHOR indication;

•

the costs associated with commercializing Vascepa for the MARINE indication in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities, and the cost and timing of securing commercial supply of Vascepa and the timing of entering into strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

•	the continued cost associated with our REDUCE-IT cardiovascular outcomes study;

•	the time and costs involved in obtaining additional regulatory approvals for Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

If adequate funds are not available to us in amounts or on terms acceptable to us or on a timely basis, or at all, and we do not enter into a collaboration agreement to help support the commercialization of Vascepa, our commercialization efforts for Vascepa may suffer materially, and we may need to delay the advancement of the REDUCE-IT cardiovascular outcomes trial.

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

To the extent we are permitted under our Purchase and Sale Agreement with Biopharma, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder.

As of December 31, 2012, there were warrants outstanding for the purchase of up to 9,936,826 American Depository Shares, or ADSs, each representing one of our ordinary shares, with a weighted average exercise price of $1.44 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. The notes are exchangeable under certain circumstances into cash, our ADS, or a combination of cash and ADS, at our election, with a current exchange rate of 113.4752 ADS per $1,000 principal amount of notes. Although we intend to settle these notes in cash, if we elected physical settlement, the notes would initially be exchangeable into 17,021,280 ADS.

Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, Vascepa or product candidates beyond the rights we have already relinquised, or grant licenses on terms that are not favorable to us.

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

As of February 20, 2013 we had 150,371,881 common shares outstanding. As of February 20, 2013 there were 149,991,187 shares held as ADSs and 380,694 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

The market price of our ADSs and common shares may also be affected by factors such as:

•	the status of our pending exclusivity request with the FDA for Vascepa;

•	developments or disputes concerning ongoing patent prosecution efforts and any future patent or proprietary rights;

•	regulatory developments in the United States, the European Union or other countries;

•	actual or potential medical results relating to our products or our competitors’ products;

•	interim failures or setbacks in product development;

•	innovation by us or our competitors;

•	currency exchange rate fluctuations; and

•	period-to-period variations in our results of operations.

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

Failure to meet our obligations under our Purchase and Sale Agreement with Biopharma could adversely affect our financial results and liquidity.

Pursuant to our December 2012 Purchase and Sale Agreement with Biopharma, we are obligated to make payments to Biopharma based on the amount of our net product sales of Vascepa and any future products based on ethyl-EPA, or covered products, subject to certain quarterly caps.

Pursuant to this agreement, we may not, among other things: (i) incur indebtedness greater than a specified amount, which we refer to as the Indebtedness Covenant; (ii) pay a dividend or other cash distribution, unless we have cash and cash equivalents in excess of a specified amount after such payment; (iii) amend or restate our memorandum and articles of association unless such amendments or restatements do not affect Biopharma’s interests under the transaction; (iv) encumber any of the collateral securing our performance under the agreement; and (v) abandon certain patent rights, in each case without the consent of Biopharma.

Upon a transaction resulting in a change of control of Amarin, as defined in the agreement, Biopharma will be automatically entitled to receive any amounts not previously paid, up to our maximum repayment obligation. As defined in the agreement, “change of control” includes, among other things, (i) a greater than 50 percent change in the ownership of Amarin, (ii) a sale or disposition of any collateral securing our debt with Biopharma and (iii) , unless Biopharma has been paid a certain amount under the indebtedness, the licensing of Vascepa to a third party for sale in the United States. The acceleration of the payment obligation in the event of a change of control transaction may make us less attractive to potential acquirers, and the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

To secure our obligations under the agreement, we granted Biopharma a security interest in our rights in patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the covered products, all books and records relating to the foregoing and all proceeds of the foregoing, which we refer to as the collateral. If we (i) fail to deliver a payment when due and do not remedy that failure within specific notice period, (ii) fail to maintain a first-priority perfected security interest in the collateral in the United States and do not remedy that failure after receiving notice of such failure or (iii) become subject to an event of bankruptcy, then Biopharma may attempt to collect the maximum amount payable by us under this agreement (after deducting any payments we have already made).

There can be no assurance that we will not breach the covenants or other terms of, or that an event of default will not occur under, this agreement and, if a breach or event of default occurs, there can be no assurance that we will be able to cure the breach within the time permitted. Any failure to pay our obligations when due, any breach or default of our covenants or other obligations, or any other event that causes an acceleration of payment at a time when we do not have sufficient resources to meet these obligations, could have a material adverse effect on our business, results of operations, financial condition and future viability.

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

While we cannot provide any assurance that we are, are not, or will or will not be, a PFIC now or in the future, we believe it prudent to assume that we were classified as a PFIC in 2012.

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

We may in the future be subject to the UK Takeover Code which we do not believe is binding on our company at the present time. Nevertheless, the UK Takeover Code could apply to our company under certain circumstances in the future.

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

As of February 20, 2013 our executive officers, directors and affiliated investment funds collectively controlled approximately 10.17% of our outstanding ordinary shares, excluding any shares subject to ADSs that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these shareholders, if they act together, will be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the location, use and ownership interest of our principal properties as of December 31, 2012:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	320
Bedminster, New Jersey, USA	Offices	Leased	14,490
Groton, Connecticut, USA	Offices	Leased	4,327
Ely, Cambridgeshire, UK (Gemini House)
Ground Floor	Offices	Leased and sublet	7,135
First Floor	Offices	Assigned	2,975

Effective July 1, 2011, we leased 9,747 square feet of office space in Bedminster, NJ. The lease, as amended, terminates on June 30, 2014, and may also be terminated with six months prior notice. On December 6, 2011 we leased an additional 2,142 square feet of space in the same location. On December 15, 2012 we leased an additional 2,601 square feet of space in the same location.

Effective November 1, 2011, we leased 320 square feet of office space in Dublin, Ireland. The lease terminates on October 31, 2013 and may be renewed annually.

Commencing on November 28, 2011, we leased 4,327 square feet of office space in Groton, CT. The lease terminates on January 31, 2015 and may be extended for one three year term.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2012, we are not a party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low prices for our ADSs in each of the quarters over the past two fiscal years, as quoted on the NASDAQ Global Market.

	Common Stock Price
	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$12.45	$6.13	$9.66	$6.92
Second Quarter	$15.40	$9.30	$19.87	$7.21
Third Quarter	$15.96	$10.86	$15.02	$8.63
Fourth Quarter	$12.96	$7.56	$10.20	$5.99

Shareholders

As of January 31, 2013, there were approximately 390 holders of record of our ordinary shares. Because many ordinary shares are held by brokers nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

Under our Purchase and Sale Agreement with Biopharma, we are restricted from paying a dividend on our common shares, unless we have cash and cash equivalents in excess of a specified amount after such payment.

Performance Graph—3 Year

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

Company/Market/Peer Company	12/31/2010	12/31/2011	12/31/2012
Amarin Corporation PLC	$573.43	$523.78	$565.73
NASDAQ Composite Index	$118.15	$117.21	$138.01
NASDAQ Biotechnology Index	$115.22	$129.13	$170.83

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

The following graph compares the cumulative 5-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012.

Company/Market/Peer Company	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Amarin Corporation PLC	$27.31	$55.00	$315.36	$288.06	$311.13
NASDAQ Composite Index	$60.02	$87.25	$103.08	$102.27	$120.42
NASDAQ Biotechnology Index	$87.70	$101.70	$117.18	$131.33	$173.73

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

The selected financial data set forth below as of and for the years ending December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from the audited consolidated financial statements of Amarin, included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

On January 18, 2008, our common shares were consolidated on a 1-for-10 basis whereby ten common shares of £0.05 each became one common share of £0.5. Unless otherwise specified, all shares and share related information have been adjusted to give effect to this 1-for-10 common share consolidation.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Research and development	58,956	21,602	28,014	20,892	7,899
General and administrative (1)	57,794	22,559	17,087	13,152	19,622

Total operating expenses	116,750	44,161	45,101	34,044	27,521

Operating loss	(116,750)	(44,161)	(45,101)	(34,044)	(27,521)
(Loss) gain on change in fair value of warrant derivative liabilities (2)	(35,344)	(22,669)	(205,153)	5,137	9,289
Interest expense	(18,091)	(1)	(19)	(2,832)	(836)
Interest income	544	231	53	199	431
Other (expense) income, net	(427)	(10)	130	33	(900)

Loss from continuing operations before taxes	(170,068)	(66,610)	(250,090)	(31,507)	(19,537)
(Provision for) benefit from income taxes	(9,116)	(2,516)	501	901	1,048

Net loss applicable to common stockholders	$(179,184)	$(69,126)	$(249,589)	$(30,606)	$(18,489)

Loss per basic and diluted share:	$(1.24)	$(0.53)	$(2.49)	$(0.72)	$(0.84)

Weighted average shares:
Basic and diluted	144,017	130,247	100,239	42,424	22,086

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents	$260,242	$116,602	$31,442	$52,258	$14,239
Total assets	310,855	126,379	35,367	55,444	17,135
Long-term obligations	289,650	123,889	230,157	42,090	1,591
Stockholders’ (deficit) equity	(3,997)	(5,962)	(202,367)	6,597	8,416

(1)	Includes warrant-related compensation expense reflecting the change in the fair value of the warrant derivative liability associated with warrants issued in October 2009 to former officers of Amarin. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.
(2)	Includes non-cash charges resulting from changes in the fair value of warrant derivative liabilities. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.
(3)	Includes non-cash charges resulting from changes in the fair value of a financing derivative liability. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding our ability to successfully launch Vascepa in the United States for use in the MARINE indication, the progress and timing of our clinical programs, the potential for, and timing of, regulatory approval of additional indications for Vascepa and the next steps we may take thereto; the safety and efficacy of our product candidates; the goals of our development activities; the scope of our intellectual property protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products, our operating and growth strategies, our sales and marketing strategies, our industry, our projected cash needs, liquidity and capital resources and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to our fiscal year ended December 31.

Overview

We are a biopharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, we received approval from the U.S. Food and Drug Administration, or FDA, to market and sell our lead product Vascepa® (icosapent ethyl) capsules (formerly known as AMR101) as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500mg/dL) hypertriglyceridemia, which we sometimes refer to as the MARINE indication. Triglycerides are fats in the blood. On January 28, 2013, we commenced our commercial launch of Vascepa in the United States for the MARINE indication.

We are also developing Vascepa for the treatment of patients with high (TG ≥ 200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication. In late February 2013, we submitted an sNDA for the ANCHOR indication with the FDA. If our sNDA is accepted by the FDA, assuming a ten-month FDA review period, we expect the FDA to assign a PDUFA action date which is not later than the end of 2013.

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA – Intervention Trial), which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. Based on communications with the FDA, we believe that we are required to be “substantially underway” with a cardiovascular outcomes study at the time of the submission of our sNDA seeking approval of the ANCHOR indication. We believe that we achieved this requirement prior to submitting the sNDA. However, there can be no assurance that the FDA will agree with our assessment or that they will accept our sNDA for the ANCHOR indication. We do not believe the final results of the REDUCE-IT study will be required for FDA approval of Vascepa for the ANCHOR indication.

Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 40 million adults in the United States have elevated triglyceride levels >200mg/dL and approximately 4.0 million people in the United States have severely high (TG ≥500mg/dL) triglyceride levels, commonly known as very high triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011),

triglycerides also provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis,in patients with hypertriglyceridemia has not been determined.

The potential efficacy and safety of Vascepa was studied in two Phase 3 clinical trials, the MARINE trial and the ANCHOR trial. At a daily dose of 4 grams of Vascepa, the dose at which Vascepa is FDA-approved, these trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial. These trials also showed favorable results, particularly with the 4-gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol, (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

Commercialization Strategy

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication. In preparation for our commercial launch, we recently hired and trained a direct sales force of approximately 275 sales representatives. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. Our clinical and commercial supply is provided to us under agreements with various third-party suppliers. As of the date of this Annual Report, we have announced that 18 patent applications in the United States have been either issued or allowed and more than 30 additional patent applications are pending in the United States. We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States. These patent applications are part of our strategy to protect the commercial potential of Vascepa, which generally includes obtaining and maintaining intellectual property rights, maintaining trade secrets, seeking regulatory exclusivity and taking advantage of manufacturing barriers to entry.

We believe that our sales and marketing team is well positioned to support the commercialization of Vascepa for the MARINE indication and that a larger sales effort will be required to best support the commercialization of Vascepa for the ANCHOR indication, assuming FDA approval of the ANCHOR indication. To support the continued commercialization of Vascepa, we intend to consider strategic opportunities with larger pharmaceutical companies. From time to time we have held discussions with larger pharmaceutical companies on potential collaborations and other strategic opportunities, and we intend to continue having discussions regarding such opportunities in the future. These strategic opportunities may include licensing or similar transactions, joint ventures, partnerships, strategic alliances, business associations, or a sale of the company. However, we cannot estimate the timing of any such potential strategic transaction, and no assurance can be given that we will enter into any such strategic transaction. Until such time when we enter into such a strategic transaction, if ever, we plan to continue to execute on our plans to market and sell Vascepa on our own.

The U.S. market is currently the primary focus for Vascepa. Opportunities to market and sell Vascepa outside of the United States are also under evaluation.

Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. As of the date of this Annual Report, we do not believe that we can provide a reasonably accurate forecast of Vascepa revenues and we provide no guidance regarding anticipated levels of Vascepa revenues.

During 2012, we purchased approximately $32 million of Vascepa API of which $21.3 million was capitalized to inventory as of December 31, 2012 and the balance of which was included as a component of research and development expense either because it was received prior to FDA approval of Vascepa for the MARINE indication or because it was used in conjunction with the REDUCE-IT study. The majority of this supply was purchased in the second half of 2012. We anticipate continuing to make substantial purchases of supply during 2013 and beyond. We anticipate that our gross margin from Vascepa sales will be lower in 2013 than in subsequent years due to multiple factors, including API supply pricing at our earliest agreed suppliers being currently higher than supply pricing at more recently agreed suppliers, tiered supply pricing at certain suppliers such that cost of supply purchases are scheduled to decline as volume of purchases increase, special initial stocking discounts provided to wholesalers and pharmacies to encourage them to stock Vascepa in advance of Vascepa’s commercial launch, and rebate cards offered to consumers to reduce the size of their co-payment requirements while we work with payors to migrate Vascepa coverage from “tier-3” to “tier-2” in these payors’ drug pricing systems.

Financial Position

We believe that our cash and cash equivalents balance of $260.2 million at December 31, 2012 is sufficient to fund our projected operations for at least the next twelve months, including commercialization of Vascepa for the MARINE indication, preparations for commercialization of Vascepa for the ANCHOR indication and the advancement of the REDUCE-IT cardiovascular outcomes study. In order to fund our commercialization plans, in particular to fully support the launch, marketing and sale of Vascepa in the ANCHOR indication, we will likely need to enter into a strategic collaboration or raise additional capital.

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

Derivative Financial Liabilities—Derivative financial liabilities on initial recognition are recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using valuation techniques, typically we use the Black-Scholes option pricing model. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the warrant derivative laibility reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We recorded a financial derivative related the change in control provision associated with our December 2012 debt financing. The fair value of this derivative could fluctuate based on changes the assumptions used in the valuation model.

Inventory Capitalization—Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the U.S. for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the current period. After Vascepa was approved, we began to capitalize inventory purchased from the supplier approved in the NDA. We have three additional supply agreements with BASF, Chemport and Slanmhor, and are working to pursue FDA approval for these suppliers to manufacture Vascepa API. Until an additional API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of these additional suppliers, we plan to capitalize subsequent Vascepa purchases from these suppliers as inventory. Purchases of Vascepa received and expensed before such regulatory approvals will not be subsequently capitalized, and all such purchases will be quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2012 versus December 31, 2011

Revenue. We recorded no revenue in 2012 or 2011.

Research and Development Expense. Research and development expense for the year ended December 31, 2012 was $59.0 million, versus $21.6 million in the prior year period, an increase of $37.4 million, or 173%. Research and development expenses for the years ended December 31, 2012 and 2011 are summarized in the table below:

	2012	2011
Research and development expenses (1)	$55,256	$20,138
Non-cash stock based compensation expense (2)	3,700	1,464

	$58,956	$21,602

(1)	Research and development expense, excluding non-cash charges for stock compensation, for the year ended December 31, 2012 was $55.3 million, versus $20.1 million in the prior year period, an increase of $35.2 million, or 175%. The increase in research and development expense was due to increased costs in 2012 for our Vascepa cardiovascular program, primarily increased clinical costs for the REDUCE-IT cardiovascular outcomes study, costs of supply purchases prior to NDA approval and costs associated with study of AMR102. Prior to FDA approval of Vascepa on July 26, 2012, all supply purchases of Vascepa were expensed to research and development. After FDA approval, supply purchases of Vascepa were capitalized, with the exception of clinical trial material which continues to be expensed to research and development. During the year ended December 31, 2012, non-capitalized supply purchases and vendor qualification costs were approximately $16.1 million. During the year ended December 31, 2012, expenses incurred through our CRO for the REDUCE-IT study were approximately $23.3 million.
(2)	Non-cash stock based compensation expense included within research and development was $3.7 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively.

In December 2011, we announced that the first patient was dosed in the REDUCE-IT study. During 2012, as planned, we expanded the REDUCE-IT study to include clinical sites in multiple countries, activated clinical sites and enrolled patients. We believe that the patient enrollment phase of the REDUCE-IT study will be the most expensive phase of the study. We anticipate that REDUCE-IT study costs will continue to increase in 2013 as we seek to continue to enroll patients while also continuing our study of patients who were previously enrolled. During 2013, we anticipate incurring expense through our CRO in connection with this trial of between $30 million and $40 million.

The amount charged to research and development expense in 2013 for supply related purchases cannot be reasonably predicted as it depends on the timing of supply shipped to us from BASF, Chemport and Slanmhor and the timing of FDA approval of the these suppliers and their facilities with respect to Vascepa production. We anticipate placing supply purchase orders with these suppliers prior to FDA approval of their facilities provided that we are satisfied that the supply is produced in an appropriate cGMP environment and conforms to our Vascepa product specifications. All such purchases will be quarantined and not used for commercial supply until such time as the sNDA for the applicable supplier that produced the API is approved. After these API suppliers are approved, supply purchases from them will be capitalized as a component of inventory.

We may also increase research and development costs in 2013 related to AMR102. The amount and timing of AMR102 development costs depends on the results of the AMR102 study commenced in 2012, which results have not completed evaluation.

Marketing, General and Administrative Expense. Marketing, general and administrative expense for the year ended December 31, 2012 was $57.8 million, versus $22.6 million in the prior year, an increase of $35.2 million, or 155.8%. Marketing, general and administrative expenses for the years ended December 31, 2012 and 2011 are summarized in the table below:

	2012	2011
Marketing, general and administrative expenses (1)	$43,172	$14,825
Non-cash warrant related compensation (income) expense (2)	247	(96)
Non-cash stock based compensation expense (3)	14,375	7,830

	$57,794	$22,559

(1)	Marketing, general and administrative expense, excluding non-cash charges for stock and warrant compensation, for the year ended December 31, 2012 was $43.2 million, versus $14.8 million in the prior year, an increase of $28.4 million, or 192%. The increase was primarily due to cost increases in 2012 for marketing research activities, medical education (approximately $16.1 million) and higher staffing levels and related travel (approximately $5.2 million) plus increased facility costs and other general and administrative costs incurred in order to prepare for the commercialization of Vascepa.
(2)	Non-cash warrant related compensation expense (income) for the year ended December 31, 2012 was $0.3 million of expense, versus $0.1 million of income in the prior year. Warrant related compensation expense for the period ended December 31, 2012 reflects non-cash income for the change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former officers of Amarin, net of warrants exercised. The expense in 2012 was due primarily to the increase in the fair value of these warrants, the increase in the fair value of the warrants is due primarily to an increase in our stock price between December 31, 2011 and December 31, 2012. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.
(3)	Non-cash stock based compensation expense for the year ended December 31, 2012 was $14.4 million, versus $7.8 million in the prior year period, an increase of $6.6 million due primarily reflects an increase in the number of awards outstanding during the 2012 year versus the prior period, and also in the fair value of new option awards granted to attract and retain qualified employees.

We expect marketing, general and administrative costs in 2013 to increase. In late 2012 and early 2013, we hired approximately 275 sales representatives plus district managers to support our January 2013 full launch of Vascepa for the MARINE indication. The cost of this sales team will increase our costs in 2013. In addition, we intend to support the commercialization of Vascepa with expanded medical education programs, various forms of promotion, continued market research and further infrastructure and systems.

Loss on Change in Fair Value of Derivative Liabilities. Loss on change in fair value of derivative liability for the year ended December 31, 2012 was $35.4 million versus $22.7 million in the prior year period. Loss on change in fair value of derivative liability is primarily related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2011 was $123.1 million and we recognized a $22.7 million loss on change in fair value of derivative liability for the period ended December 31, 2011 for these warrants. The fair value of the warrant derivative liability at December 31, 2012 was $54.9 million and we recognized a $35.4 million loss on change in fair value of derivative liability for the period ended December 31, 2012. The decrease in the warrant derivative liability value was due primarily to the exercises of warrants. Upon exercise, the fair value of warrants exercised is remeasured and reclassified from warrant liability to additional paid-in-capital. The fair value of the long term debt redemption feature at December 31, 2012 was 14.6 million. The Company recognized a $0.02 million gain on change in fair value of derivative liability at December 31, 2012. See further discussion of the warrant derivative liability in Note 2 and Note 7 of the Notes to the Consolidated Financial Statements.

Interest Income (Expense), net. Interest income includes interest earned on cash balances. Interest expense includes the amortization of the exchange option related to our exchangeable debt, the amortization of debt discounts and debt obligation coupon interest. During the twelve months ended December 31, 2012, we recognized interest expense of $17.9 million, of which $10.7 million represents amortization of the debt discount, $5.1 million represents contractual coupon interest, $2.1 million represents the amortization of the discount from underwriter discounts and offering costs.

Other (Expense) Income, net. Other income primarily includes unrealized loss due to the fluctuation in the exchange rate of a milestone payment in the amount of $0.5 million between the date that this obligation was incurred on July 26, 2012 and the date that it was paid later in 2012. Also included are gains and losses on other foreign exchange transactions. Other (expense) income for the year ended December 31, 2012 was a net expense of $0.4 million versus $0.01 million in the prior year.

(Provision for) benefit from Income Taxes. Provision for the year ending December 31, 2012 was a $9.1 million provision versus a $2.5 million provision in the prior year. The current provision relates entirely to the United States operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other companies. The increase in the 2012 provision for income taxes primarily relates to the exercise of stock options of which the excess benefits related to the option exercises are recorded to additional-paid-in capital.

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

Research and Development Expense. Research and development expense for the year ended December 31, 2011 was $21.6 million, versus $28.0 million in the prior year period, a decrease of $6.4 million, or 22.9%. Research and development expenses for the years ended December 31, 2011 and 2010 are summarized in the table below:

	2011	2010
Research and development expenses (1)	$20,138	$26,480
Non-cash stock based compensation expense (2)	1,464	1,534

	$21,602	$28,014

(1)	Research and development expense, excluding non cash charges, for the year ended December 31, 2011 was $20.1 million, versus $26.5 million in the prior year period, a decrease of $6.4 million, or 24.2%. The decrease in research and development expense was primarily due to decreased costs in 2011 for our Vascepa cardiovascular program, primarily costs associated with the MARINE and ANCHOR trials, our two Phase 3 clinical trials, the top-line results of which were reported in December 2010 and April 2011, respectively. The decrease in costs for these trials in 2011 versus 2010 were partially offset by increased clinical costs for the REDUCE-IT cardiovascular outcomes study, which was initiated in the second half of 2011, and costs associated with submitting our NDA in September 2011 for Vascepa.
(2)	Non-cash stock based compensation expense included within research and development was $1.5 million for the years ended December 31, 2011 and 2010, respectively.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2011 was $22.6 million, versus $17.1 million in the prior year, an increase of $5.5 million, or 32.2%. General and administrative expenses for the years ended December 31, 2011 and 2010 are summarized in the table below:

	2011	2010
General and administrative expenses (1)	$14,825	$7,237
Non-cash warrant related compensation (income) expense (2)	(96)	5,713
Non-cash stock based compensation expense (3)	7,830	3,673
Restructuring, severance and lease exit costs (4)	—	464

	$22,559	$17,087

(1)	General and administrative expense, excluding restructuring, severance and non-cash compensation charges for stock compensation and warrants, for the year ended December 31, 2011 was $14.8 million, versus $7.2 million in the prior year, an increase of $7.6 million, or 105.6%. The increase was primarily due to higher staffing levels in 2011, increased overhead costs for increased office space and higher costs in 2011 for marketing studies and other pre-commercial activities.
(2)	Non-cash warrant related compensation (income) expense for the year ended December 31, 2011 was $0.1 million of income, versus $5.7 million of expense in the prior year, a change of $5.8 million. Warrant related compensation income for the period ended December 31, 2011 reflects non-cash income for the change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former officers of Amarin, net of warrants exercised. The income in 2011 was due primarily to the decrease in the fair value of these warrants, the decrease in the fair value of the warrants is due primarily to a decrease in our stock price between December 31, 2010 and December 31, 2011.
(3)	Non-cash stock based compensation expense for the year ended December 31, 2011 was $7.8 million, versus $3.7 million in the prior year period, an increase of $4.1 million due primarily to an increase in option awards granted in late 2010 and during the year ended December 31, 2011 to attract and retain qualified employees.

(4)	Restructuring, severance and lease exit costs for the year ended December 31, 2010 represented costs for severance, office consolidation and the relocation of certain operations to our U.S. offices.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liability for the year ended December 31, 2011 was expense of $22.7 million versus $205.2 million in the prior year period. (Loss) gain on change in fair value of derivative liability is primarily related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2010 was $230.1 million and we recognized a $205.2 million loss on change in fair value of derivative liability for the period ended December 31, 2010 for these warrants. The fair value of the warrant derivative liability at December 31, 2011 was $123.1 million and we recognized a $22.7 million loss on change in fair value of derivative liability for the period ended December 31, 2011. The decrease in the warrant derivative liability value was due primarily to the exercises of warrants. Upon exercise, the fair value of warrants exercised is remeasured and reclassified from warrant liability to additional paid-in-capital. See further discussion of the warrant derivative liability in Note 2 and Note 7 of the Notes to the Consolidated Financial Statements.

Interest Income (Expense), net. Interest income includes interest earned on cash balances. Interest expense for the year ended December 31, 2011 was $0.001 million versus $0.02 million in the prior year.

Other (Expense) Income, net. Other (expense) income primarily includes gains and losses on foreign exchange transactions. Other (expense) income for the year ended December 31, 2011 was a net expense of $0.01 million versus income of $0.13 million in the prior year.

(Provision for) benefit from Income Taxes. Provision for the year ending December 31, 2011 was a $2.5 million provision versus a $0.5 million benefit in the prior year. The current provision relates entirely to the United States operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other companies. The increase in the 2011 provision for income taxes primarily relates to the exercise of stock options of which the excess benefits related to the option exercises are recorded to additional-paid-in capital.

Liquidity and Capital Resources

Our sources of liquidity as of December 31, 2012 include cash and cash equivalents of $260.2 million. Our projected uses of cash include commercialization of Vascepa for the MARINE indication, preparations for commercialization of Vascepa for the ANCHOR indication, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Years Ended December 31,
	2012	2011	2010
Cash provided by (used in) continuing operations:
Operating activities	$(122.3)	$(39.4)	$(33.9)
Investing activities	(14.3)	(2.0)	—
Financing activities	280.2	126.6	13.1

Increase (decrease) in cash and cash equivalents	$143.6	$85.2	$(20.8)

On December 6, 2012 the Company entered into an agreement with Biopharma Secured Debt Fund II Holdings Cayman LP (“Biopharma”). Under this agreement, the Company granted to Biopharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. The Company has agreed to repay

Biopharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a repayment of $2.5 million of interest due to Biopharma in November 2013, subject to the limitation described below. Additional quarterly repayments are due thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. Payment of such carried forward amounts are subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount.

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

We believe that our cash and cash equivalents balance of $260.2 million at December 31, 2012 is sufficient to fund our projected operations for at least the next twelve months, including commercialization of Vascepa for the MARINE indication, preparations for commercialization of Vascepa for the ANCHOR indication and the advancement of the REDUCE-IT cardiovascular outcomes study. In order to fund our commercialization plans, in particular to fully support the launch, marketing and sale of Vascepa in the ANCHOR indication, we will likely need to enter into a strategic collaboration or raise additional capital.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2013	2014 to 2015	2016 to 2017	After 2017
Contractual Obligations:
Purchase obligations (1)	$9.9	$9.9	$—	$—	$—
Operating lease obligations (2)	1.1	0.7	0.4	—	—
Interest payment obligations—exchangeable debt (3)	7.9	5.3	2.6	—	—
Principle & Interest payment obligations—Biopharma (4)	150.0	2.5	64.5	83.0	—

Total contractual cash obligations	$168.9	$18.4	$67.5	$83.0	$—

(1)	Represents minimum purchase obligations under our supply agreement with Nisshin as of December 31, 2012. We paid $25 million during the twelve months ended December 31, 2012 and as of December 31, 2012 had additional purchase obligations of $9.9 million. In an effort to further expand production capacity at this supplier or through the addition of supplemental suppliers, we may make capital commitments to support their expansion, particularly if such commitments further reduce the cost to us of the manufactured product.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Bedminster, NJ and Groton, CT.
(3)	Represents interest payments due under the terms of our 3.5% exchangeable senior notes (“notes”) due 2032, assuming they remain outstanding for 24 months and have not been exchanged for ADRs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADRs.
(4)	Represents principle and interest payments which we anticipate paying under the terms of the agreement entered into with Biopharma Secured Debt Fund II Holdings Cayman LP (Biopharma). Under this agreement, the Company granted to Biopharma a security interest in future receivables and all rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. The Company has agreed to repay Biopharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a payment of $2.5 million of interest due to Biopharma in November 2013, subject to the limitation described below. Additional quarterly repayments are due thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. The table above reflects payment in full of the scheduled quarterly amounts with such potential elected reductions.

We do not enter into financial instruments for trading or speculative purposes.

The above table also does not reflect potential material purchases under the API supply agreements with BASF, Chemport or the consortium led by Slanmhor. These API supply agreements provide access to additional API supply that is incremental to supply from Nisshin Pharma, our existing FDA-approved API supplier. Each of these additional API agreements contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa following commercial launch. These API suppliers are self-funding these expansion plans with contributions from Amarin. These agreements include requirements for the suppliers to qualify their materials and facilities. We anticipate incurring certain costs associated with the qualification of product produced by these suppliers. These agreements include annual purchase levels enabling Amarin to maintain supply exclusivity with each respective supplier, and to prevent potential termination of the agreements. These minimum purchase levels do not contractually begin until the applicable supplemental NDA, or sNDA, for the supplier is approved by the FDA, if ever, and upon the achievement of manufacturing capacity expansion. Accordingly, these amounts are excluded from the above table. The two supply agreements entered into in 2011, the agreements with BASF and Chemport, also include (i) development fees up to a maximum of $0.5 million, (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to us if a supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million. Under these agreements, during 2012 we purchased $1.0 million of Vascepa API from Chemport and made advance payments of $3.2 million for API from BASF.

The agreement with the fourth API supplier, when all contingencies are eliminated by the supplier, provides for development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases. Under this agreement, during 2012 we made payments of $1.6 million to Slanhmor related to stability and technical batches and advances on future API purchases.

Concurrent with our supply agreements with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a noncontrolling minority share equity investment in the supplier of up to $3.3 million. The Company invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. These amounts have been included in other long term assets and accounted for under the cost method at December 31, 2012.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in the U.S. and/or Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.1 million at December 31, 2012) for each of the two potential marketing approvals. Upon approval of Vascepa by the FDA on July 26, 2012, the Company capitalized this first Laxdale milestone ($11.6 million on July 26, 2012) as a component of other long term assets and recorded an accrued liability payable to the former Laxdale shareholders. This long-term asset will be amortized over the estimated useful life of the intellectual property the Company acquired from Laxdale and the Company recognized amortization expense of $0.3 million during the year ended December 31, 2012. The Company paid $12.1 million in cash in November 2012 in settlement of this liability and recognized a currency exchange loss of $0.5 million.

Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.1 million at December 31, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.2 million at December 31, 2012).

In addition to the obligations in the table above, we have approximately $0.8 million of liability for uncertain tax positions that have been recorded in long-term liabilities at December 31, 2012. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

We are exposed to market risks, which include changes in interest rates, changes in credit worthiness and liquidity of our marketable securities. We do not use derivative financial instruments in our investment portfolio, and prior to 2013 we entered into no foreign exchange contracts. Our investments meet high credit quality and diversification standards, as specified in our investment policy. At December 31, 2012, we record as a liability the fair value of warrants to purchase 8.1 million shares of our common stock issued to investors. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common shares ($8.90 based on the $8.09 market price of our stock at December 31, 2012) on which the December 31, 2012 valuation was based, the value of the derivative liability would have increased by $6.4 million. Such increase would have been reflected as additional loss on change in fair value of the warrant derivative liability in our statement of operations.

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Euro, Sterling and Yen. The majority of cash and cash equivalents and the majority of our vendor relationships are denominated in U.S. dollar. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. From time to time, we maintain a small amount of our cash in cash equivalents in Euro and Pound Sterling. We purchase supply from Nisshin in Japanese Yen. As our level of supply purchases from Nisshin have increased, we in 2013 have begun to enter into short-term forward currency pricing contracts to lock-in the exchange rate on a portion of our anticipated purchases denominated in Japanese Yen.

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. We invest funds not needed for near-term operating expenses in diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2012, the fair value of our cash and cash equivalents maturing in one year or less was $260.2 million and represented 100% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our securities due to the general short-term nature of our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are annexed to this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2012 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework.

Based upon this evaluation and those criteria, management believes that, as of December 31, 2012, our internal controls over financial reporting were effective.

Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2012. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amarin Corporation plc

Dublin, Ireland

We have audited the internal control over financial reporting of Amarin Corporation plc and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2013

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers and employees. There have been no material modifications to, or waivers from, the provisions of such code. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.amarincorp.com. Any waivers from or amendments to the code will be filed with the SEC on Form 8-K. You may also request a printed copy of the code, without charge, by writing to us at Amarin Pharma, Inc., 1430 Route 206, Bedminster, NJ 07921, Attention: Investor Relations.

Item 11.	Executive Compensation

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

3.1	Articles of Association of the Company	Registration Statement on Form F-3, File No. 333-170505, as Exhibit 3.1	November 10, 2010

4.1	Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.1	February 29, 2012

4.2	Indenture, dated as of January 9, 2012, by and among Corsicanto Limited, the Company and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K dated January 9, 2012, File No. 0-21392, as Exhibit 4.1	January 10, 2012

4.3	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 2.4	April 24, 2003

4.4	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.4	February 29, 2012

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.1	August 8, 2012

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.2	August 8, 2012

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Filed herewith

10.6	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.44	March 16, 2011

10.7	Form of Incentive Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.3	February 29, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.8	Form of Non-Qualified Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.4	February 29, 2012

10.9	Form of Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.5	February 29, 2012

10.10	Letter Agreement dated August 1, 2008 with Paresh Soni*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.20	March 16, 2011

10.11	Letter Agreement dated October 12, 2009 with Dr. Declan Doogan*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.101	December 14, 2009

10.12	Letter Agreement dated October 12, 2009 with Joseph S. Zakrzewski*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.102	December 14, 2009

10.13	Letter Agreement dated October 16, 2009 with Thomas G. Lynch*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.103	December 14, 2009

10.14	Letter Agreement dated December 2, 2009 among the Company, Sunninghill Limited, Michael Walsh and Simon Kukes	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.35	March 16, 2011

10.15	Letter Agreement dated December 9, 2009 with Thomas G. Lynch, Alan Cooke and Tom Maher*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.106	December 14, 2009

10.16	Letter Agreement dated August 16, 2010 between the Company and Colin Stewart*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.39	March 16, 2011

10.17	Letter Agreement dated November 15, 2010 between the Company and John F. Thero*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.42	March 16, 2011

10.18	Letter Agreement dated March 1, 2010 with Frederick W. Ahlholm*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.46	March 16, 2011

10.19	Letter Agreement dated January 28, 2011 with Paul Huff*	Quarterly Report on Form 10-Q for the period ended March 31, 2011, File No. 0-21392, as Exhibit 10.1	May 10, 2011

10.20	Letter Agreement dated December 13, 2011 with Joseph Kennedy*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.5	December 23, 2011

10.21	Letter Agreement dated December 23, 2011 with Stuart Sedlack*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.3	December 23, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.22	Letter Agreement dated December 23, 2011 with John Thero*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.1	December 23, 2011

10.23	Letter Agreement dated December 23, 2011 with Paul Huff*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.2	December 23, 2011

10.24	Letter Agreement dated December 23, 2011 with Paresh Soni*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.4	December 23, 2011

10.25	Letter Agreement dated February 8, 2012 with Steve Ketchum*	Current Report on Form 8-K dated February 16, 2012, File No. 0-21392, as Exhibit 10.1	February 16, 2012

10.26	2011 Long Term Incentive Award dated December 16, 2011 with Joseph Kennedy*	Form S-8, File No. 333-180180, as Exhibit 4.1	March 16, 2012

10.27	2012 Long Term Incentive Award dated March 1, 2012 with Steven Ketchum*	Form S-8, File No. 333-180180, as Exhibit 4.2	March 16, 2012

10.28	Compromise Agreement, dated October 16, 2009, between the Company and Alan Cooke*	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.95	October 22, 2009

10.29	Warrant Agreement, dated October 16, 2009, between the Company and Thomas G. Lynch*	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.96	October 22, 2009

10.30	Employment Agreement dated November 5, 2009 with John F. Thero*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.104	December 14, 2009

10.31	Compromise Agreement dated December 10, 2009 with Tom Maher*	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.3	December 14, 2009

10.32	Transitional Employment Agreement, dated August 16, 2010, between the Company and Declan Doogan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.38	March 16, 2011

10.33	Resignation and Release Agreement, dated November 9, 2010, between the Company and Colin Stewart*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.41	March 16, 2011

10.34	Employment Agreement, effective December 31, 2010, between the Company and Joseph S. Zakrzewski*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.43	March 16, 2011

10.35	Consulting Agreement, dated November 10, 2010, between the Company and Joseph S. Zakrzewski*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.45	March 16, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.36	Amended and Restated Employment Agreement dated October 20, 2011 with Joe Zakrzewski.*	Current Report on Form 8-K dated October 20, 2011, File No. 0-21392, as Exhibit 10.1	October 20, 2011

10.37	Stuart Sedlack offer letter, dated August 1, 2007.*	Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 0-21392, as Exhibit 10.1	November 8, 2011

10.38	Sale and Purchase Agreement, dated March 14, 2003, between F. Hoffmann-La Roche Limited, Hoffmann-La Roche Inc., and the Company	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 4.22	April 24, 2003

10.39	Share Purchase Agreement, dated October 8, 2004 between the Company, Vida Capital Partners Limited and the Vendors named therein	Registration Statement on Form F-3, File No. 333-121431, as Exhibit 4.24	December 20, 2004

10.40	Agreement, dated January 18, 2007, between Neurostat Pharmaceuticals Inc., Amarin Pharmaceuticals Ireland Limited, the Company and Mr. Tim Lynch	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.62	May 19, 2008

10.41	Development and License Agreement dated March 6, 2007 between Amarin Pharmaceuticals Ireland Limited and Elan Pharma International Limited ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.67	May 19, 2008

10.42	Termination and Assignment Agreement, dated July 21, 2009 between Elan Pharma International Limited and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.90	October 22, 2009

10.43	Form of Purchase Agreement, dated June 1, 2007, between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.69	May 19, 2008

10.44	Form of Equity Securities Purchase Agreement for U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.5	December 17, 2007

10.45	Form of Equity Securities Purchase Agreement for Non-U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.6	December 17, 2007

10.46	Form of Debt Securities Purchase Agreement, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.7	December 17, 2007

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.47	Stock Purchase Agreement, dated December 5, 2007, between the Company, the selling shareholders of Ester Neurosciences Limited, Ester Neurosciences Limited and Medica II Management L.P. ††	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	January 28, 2008

10.48	Letter Agreement, dated December 6, 2007, between the Company and the Sellers’ Representative of the selling shareholders of Ester Neurosciences Limited	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	February 1, 2008

10.49	Amendment No. 1 to Stock Purchase Agreement, dated April 7, 2008, between the Company and Medica II Management L.P.	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.79	May 19, 2008

10.50	Securities Purchase Agreement, dated May 12, 2008, among the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.80	October 22, 2009

10.51	Form of Securities Purchase Agreement, dated May 13, 2008, between the Company and the Purchasers named therein ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.81	May 19, 2008

10.52	Amendment and Waiver Agreement, dated May 25, 2009, between Ester Neurosciences Limited, Medica II Management L.P. and the Company ††	Annual Report on Form 20-F/A for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.88	December 4, 2009

10.53	Bridge Loan Agreement, dated July 31, 2009 between the Company and the Lenders identified therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.93	October 22, 2009

10.54	Amendment No. 1 to Bridge Loan Agreement, dated September 30, 2009, between the Company and the Lenders identified therein	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.21	March 16, 2011

10.55	Form of Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.94	October 22, 2009

10.56	Amendment No. 1, dated December 2, 2009, to Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.105	December 14, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.57	Master Services Agreement, dated September 29, 2009, between Medpace Inc. and Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.92	October 22, 2009

10.58	Amendment Agreement dated October 12, 2009, to the Form of Equity Securities Purchase Agreement dated May 13, 2008 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.97	October 22, 2009

10.59	Management Rights Deed of Agreement dated October 16, 2009 by and among the Company and Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2009, File No. 0-21392, as Exhibit 4.100	June 25, 2010

10.60	Supply Agreement, dated November 1, 2010, between Nisshin Pharma Inc. and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.40	March 16, 2011

10.61	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.2	August 9, 2011

10.62	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.6	August 8, 2012

10.63	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended September 30, 2012, File No. 0-21392, as Exhibit 10.1	November 8, 2012

10.64	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.1	August 9, 2011

10.65	Amendment to API Commercial Supply Agreement, dated October 19, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited ††	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.51	February 29, 2012

10.66	Second Amendment to API Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited dated January 9, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2012, File No. 0-21392, as Exhibit 10.1	May 8, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.67	Third Amendment to API Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited dated May 7, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2012, File No. 0-21392, as Exhibit 10.2	May 8, 2012

10.68	Irrevocable License Agreement dated as of April 11, 2011, as amended by the First Amendment to Irrevocable License Agreement dated as of May 9, 2011, each by Amarin Pharmaceuticals Ireland Ltd. and Bedminster 2 Funding, LLC	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.3	August 9, 2011

10.69	Second Amendment to Irrevocable License Agreement, by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.4	August 8, 2012

10.70	Third Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated July 17, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.5	August 8, 2012

10.71	Fourth Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated December 15, 2012	Filed herewith

10.72	Online Office Agreement dated as of September 30, 2011 by Amarin Corporation plc and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 0-21392, as Exhibit 10.2	November 8, 2011

10.73	Lease Agreement, dated January 22, 2007, between the Company, Amarin Pharmaceuticals Ireland Limited and Mr. David Colgan, Mr. Philip Monaghan, Mr. Finian McDonnell and Mr. Patrick Ryan	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.71	March 5, 2007

10.74	Lease Agreement dated November 28, 2011, by the Company, 534 East Middle Turnpike, LLC, Peter Jay Alter, as Trustee of the Leon C. Lech Irrevocable Trust under Declaration of Trust dated October 14, 1980 and Ferndale Realty, LLC	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.61	February 29, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.75	Sublease Agreement by and among Advance Realty Management, Inc., Bedminster 2 Funding, LLC and Amarin Pharma Inc., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.3	August 8, 2012

10.76	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and Biopharma Secured Debt Fund II Holdings Cayman LP †	Filed herewith

14.1	Code of Ethics	Registration Statement on Form F-3, File No. 333-170505, as Exhibit 99.1	November 10, 2010

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Label Linkbase Document

101	PRE XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:
/s/ John F. Thero
John F. Thero
President

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	President (Principal Financial and Accounting Officer)	February 28, 2013

/s/ Joseph Zakrzewski Joseph Zakrzewski	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Joseph Anderson, Ph.D. Joseph Anderson, Ph.D.	Director	February 28, 2013

/s/ Lars Ekman Lars Ekman	Director	February 28, 2013

/s/ Carl Gordon, Ph.D, CFA Carl Gordon, Ph.D, CFA	Director	February 28, 2013

/s/ James Healy, M.D., Ph.D. James Healy, M.D., Ph.D.	Director	February 28, 2013

/s/ Kristine Peterson Kristine Peterson	Director	February 28, 2013

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	February 28, 2013

/s/ Jan van Heek Jan van Heek	Director	February 28, 2013

/s/ David Stack David Stack	Director	February 28, 2013

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amarin Corporation plc

Dublin, Ireland

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amarin Corporation plc and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2013

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$260,242	$116,602
Inventory	21,262	—
Deferred tax asset	937	533
Other current assets	3,253	1,837

Total current assets	285,694	118,972

Property, plant and equipment, net	811	432
Deferred tax asset	8,044	4,734
Other non-current assets	4,951	2,241
Intangible asset, net	11,355	—

TOTAL ASSETS	$310,855	$126,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,458	$4,419
Accrued interest payable	2,520	—
Accrued expenses and other liabilities	5,224	4,033

Total current liabilities	25,202	8,452

Long-Term Liabilities:
Warrant derivative liability	54,854	123,125
Exchangeable senior notes	134,250	—
Long term debt	85,153	—
Long term debt redemption feature	14,577	—
Other long term liabilities	816	764

Total liabilities	314,852	132,341

Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Common stock, £0.50 par value, unlimited authorized; 150,360,933 issued, 150,340,854 outstanding at December 31, 2012; 135,832,542 issued, 135,812,463 outstanding at December 31, 2011	124,597	113,321
Additional paid-in capital	619,266	449,393
Treasury stock; 20,079 shares at December 31, 2012 and 2011	(217)	(217)
Accumulated deficit	(747,643)	(568,459)

Total stockholders’ deficit	(3,997)	(5,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$310,855	$126,379

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share amounts)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	58,956	21,602	28,014
Marketing, general and administrative	57,794	22,559	17,087

Total operating expenses	116,750	44,161	45,101

Operating loss	(116,750)	(44,161)	(45,101)
Loss on change in fair value of derivative liabilities	(35,344)	(22,669)	(205,153)
Interest expense	(18,091)	(1)	(19)
Interest income	544	231	53
Other (expense) income, net	(427)	(10)	130

Loss from operations before taxes	(170,068)	(66,610)	(250,090)
(Provision for) benefit from income taxes	(9,116)	(2,516)	501

Net loss	$(179,184)	$(69,126)	$(249,589)

Loss per basic and diluted share:	$(1.24)	$(0.53)	$(2.49)

Weighted average shares outstanding:
Basic and diluted	144,017	130,247	100,239

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
At January 1, 2010	98,801,982	$84,219	$172,339	$(217)	$(249,744)	$6,597
Exercise of warrants	6,344,136	4,906	3,998	—	—	8,904
Exercise of stock options	1,706,016	1,336	2,306	—	—	3,642
Tax benefits realized from stock-based compensation	—	—	543	—	—	543
Transfer of fair value of warrants exercised from liabilities to equity	—	—	22,317	—	—	22,317
Share issuances for services	4,597	4	8	—	—	12
Stock-based compensation	—	—	5,207	—	—	5,207
Net loss	—	—	—	—	(249,589)	(249,589)

At December 31, 2010	106,856,731	$90,465	$206,718	$(217)	$(499,333)	$(202,367)
Exercise of warrants	12,888,369	10,289	8,413	—	—	18,702
Exercise of stock options	2,273,221	1,833	3,261	—	—	5,094
Stock issued in January financing	13,800,000	10,723	87,931	—	—	98,654
Tax benefits realized from stock-based compensation	—	—	4,199	—	—	4,199
Transfer of fair value of warrants exercised from liabilities to equity	—	—	129,517	—	—	129,517
Share issuances for services	14,221	11	60	—	—	71
Stock-based compensation	—	—	9,294	—	—	9,294
Net loss	—	—	—	—	(69,126)	(69,126)

At December 31, 2011	135,832,542	$113,321	$449,393	$(217)	$(568,459)	$(5,962)
Exercise of warrants	11,047,579	8,540	8,180	—	—	16,720
Exercise of stock options	3,380,413	2,659	5,546	—	—	8,205
Vesting of restricted stock units	97,398	76	(76)	—	—	—
Conversion option contained in exchangeable notes	—	—	22,898	—	—	22,898
Tax benefits realized from stock-based compensation	—	—	11,334	—	—	11,334
Transfer of fair value of warrants exercised from liabilities to equity	—	—	103,885	—	—	103,885
Share issuances for services	3,001	1	31	—	—	32
Stock-based compensation	—	—	18,075	—	—	18,075
Net loss	—	—	—	—	(179,184)	(179,184)

At December 31, 2012	150,360,933	$124,597	$619,266	$(217)	$(747,643)	$(3,997)

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(179,184)	$(69,126)	$(249,589)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	180	76	63
Stock-based compensation	18,075	9,294	5,207
Stock-based compensation—warrants	247	(96)	5,713
Excess tax benefit from stock-based awards	(11,334)	(4,199)	(543)
Accrued interest payable	2,520	—	—
Amortization of debt discount and debt issuance costs	12,856	—	—
Amortization of Intangible Asset	269	—	—
Foreign exchange loss on Intangible Asset	519	—	—
Loss on changes in fair value of derivative liabilities	35,344	22,669	205,153
Deferred income taxes	(3,714)	(2,493)	(1,691)
Change in lease liability	(50)	(21)	(583)
Shares issued for services	32	71	12
Changes in assets and liabilities:
Other current assets	(1,416)	(774)	912
Inventory	(21,262)	—	—
Other non-current assets	(1,060)	(591)	—
Accounts payable and other current liabilities	25,675	5,751	1,476

Net cash used in operating activities	(122,303)	(39,439)	(33,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(549)	(398)	(23)
Purchase of long term investment	(1,650)	(1,650)	—
Laxdale Intangible Asset	(12,143)	—	—

Net cash used in investing activities	(14,342)	(2,048)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	98,654	—
Proceeds from exercise of stock options, net of transaction costs	8,205	5,094	3,642
Proceeds from exercise of warrants, net of transaction costs	16,720	18,702	8,904
Proceeds on issuance of exchangeable senior notes, net of transaction costs	144,316	—	—
Proceeds from long term debt, net of transaction costs	99,730	—	—
Excess tax benefit from stock-based awards	11,334	4,199	543
Repayment of capital leases	(20)	(2)	(12)

Net cash provided by financing activities	280,285	126,647	13,077
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143,640	85,160	(20,816)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,602	31,442	52,258

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,242	$116,602	$31,442

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,713	$—	$2

Income taxes	$1,118	$761	$230

Supplemental disclosure of non-cash items:
Reclass of warrant liability to additional paid-in capital	$103,885	$129,517	$22,317

See the notes to the consolidated financial statements.

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

Amarin is a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, the Company received FDA approval to market and sell its lead product Vascepa® (icosapent ethyl) capsules (formerly known as AMR 101) as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Triglycerides are fats in the blood. Amarin is also developing Vascepa for the treatment of patients with high triglyceride levels who are also on statin therapy for elevated LDL-C levels, or what the Company refers to as mixed dyslipidemia.

The Company has evaluated subsequent events from December 31, 2012 through the date of the issuance of these consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or to require additional disclosure not already reflected herein.

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

At December 31, 2012, the Company had cash and cash equivalents of $260.2 million. The Company’s consolidated balance sheet also includes a derivative liability (see footnote 7—Warrants and Derivative Liability) as well as Long term debt and Exchangeable Senior Notes (see footnote 8—Debt). The derivative liability reflects the fair value of outstanding warrants to purchase shares of the Company’s common stock. This liability can only be settled in shares of the Company’s stock and, as such, would only result in cash inflows upon the exercise of the warrants—not a cash out flow. The long term debt is not callable except upon a change in control. The Exchangeable Senior Notes may be redeemed on or after January 19, 2017 at the option of the holders. The Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election. Accordingly, the warrant derivative liability, long term debt and Exchangeable Senior Notes do not present a short term claim on the liquid assets of the Company.

The Company believes its cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months, including the commercial launch of Vascepa, continued advancement of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities.

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

Inventory

The Company states inventories at the lower of cost or market. Cost is determined based on actual cost. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between cost and market value. The Company received FDA approval on July 26, 2012 and after that date began capitalizing inventory purchases of saleable product from approved suppliers.

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

Intangible Asset, net

Intangible assets consist of a milestone payment paid to the former shareholders of Laxdale Limited related to the 2004 acquisition of our rights to Vascepa, which is the result of Vascepa receiving marketing approval for the first indication and is amortized over its estimated useful life on a straight-line basis. The company concluded that use of the straight-line method was appropriate as the majority of cash flows are expected to be generated ratably over the estimated useful life and no degradation of the cash flows over time is currently anticipated. See footnote 9 for further information regarding other obligations related to the acquisition of Laxdale Limited.

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

Marketing, General and Administrative Costs

The Company charges marketing, general and administrative costs to operations as incurred. Marketing, general and administrative costs include costs of salaries, programs and infrastructure necessary for the general conduct of the Company’s business, including preparations for the 2013 commercial launch of Vascepa in the United States for the MARINE indication. Included as part of marketing, general and administrative costs is warrant related expense from non-cash changes in fair value of the derivative liability associated with warrants issued in October 2009 to former officers of Amarin which is recorded as compensation expense.

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

Derivative Instruments

Derivative financial liabilities are recorded at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The warrants are valued using a Black-Scholes option pricing model due to the nature of instrument. The long term debt redemption feature is valued using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

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

The Company’s exchangeable notes contain a conversion option which is classified as equity. The fair value of the liability component of the debt instrument was deducted from the initial proceeds to determine the proceeds to be allocated to the conversion option. The embedded conversion option is indexed to the Company’s stock and treated as equity on the balance sheet. The conversion option is evaluated on a quarterly basis to determine if it still meets the criteria to be equity classified. The excess principal amount of the debt over the carrying value of the liability is amortized to interest expense over the term of the debt.

The Company’s December 2012 debt financing agreement contains a redemption feature triggered upon a change of control, which has been classified as an embedded derivative. The fair value of the derivative was recorded as a reduction to the fair value of the note payable. The fair value of this warrant derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The discount recorded to the note payable is being amortized to interest expense over the term of the note payable.

Stock-Based Compensation

Stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period.

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

The following table presents information about the Company’s assets and liabilities as of December 31, 2012 and 2011 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2012
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$64.1	$64.1	$—	$—

Liabilities:
Warrant derivative liability	$54.9	$—	$—	$54.9
Long term debt redemption feature	$14.6	$—	$—	$14.6

	December 31, 2011
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$39.0	$39.0	$—	$—

Liability:
Warrant derivative liability	$123.1	$—	$—	$123.1

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Warrant Derivative Liability

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

As of December 31, 2011, the fair value of the warrant derivative liability was determined to be $123.1 million using the Black-Scholes option valuation applying the following assumptions: (i) risk-free rate of 0.36%,

(ii) remaining term of 2.8 years, (iii) no dividend yield (iv) volatility of 118%, and (v) the stock price or the date of measurement. A $22.6 million increase in the fair value of the warrants during the year, net of exercises was recognized as a $22.7 million loss on change in fair value of derivative liability and $(0.1) million compensation income for change in fair value of warrants issued to former employees, both amounts are included in the consolidated statement of operations for the year ended December 31, 2011. At December 31, 2012, the fair value of the warrant derivative liability was determined to be $54.9 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.25%, (ii) remaining term of 1.8 years, (iii) no dividend yield (iv) volatility of 95%, and (v) the stock price on the date of measurement. The $35.6 million increase in the fair value of the warrants, net of exercises, was recognized as a $35.4 million loss on change in fair value of derivative liability and $0.2 million in compensation expense for change in fair value of warrants issued to former employees, both amounts are included in the consolidated statement of operations for the year ended December 31, 2012. The change in the fair value of the warrant derivative liabilities is as follows (in thousands):

October 2009 Warrants
Balance at December 31, 2009	$41,520

Loss on change in fair value of derivative liability	205,153
Compensation expense for change in fair value of warrants issued to former employees	5,713
Transfers to equity	(22,317)

Balance at December 31, 2010	$230,069

Loss on change in fair value of derivative liability	22,669
Compensation income for change in fair value of warrants issued to former employees	(96)
Transfers to equity	(129,517)

Balance at December 31, 2011	$123,125

Initial measurement—December 2012 financing	—
Loss (gain) on change in fair value of derivative liability	35,367
Compensation expense for change in fair value of warrants issued to former employees	247
Transfers to equity	(103,885)

Balance at December 31, 2012	$54,854

The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common shares ($8.90 based on the $8.09 market price of our stock at December 31, 2012) on which the December 31, 2012 valuation was based, the value of the derivative liability would have increased by $6.4 million. Such increase would have been reflected as additional loss on change in fair value of the warrant derivative liability in our statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Long Term Debt Redemption Feature

The Company’s December 2012 financing agreement contains a redemption feature whereby, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. The debt was valued by comparing debt issues of similar companies with (i) terms of between 4.8 and 8.0 years, (ii) coupon rates of between 3.0% and 11.5% and (iii) market yields of between 10.7% and 27.7%. The initial fair value of the warrant derivative liability at the date of issuance in December 2012 was determined to be $14.6 million. The Company recognized a $0.02 million gain on change in fair value of derivative liability at December 31, 2012.

Segment and Geographical Information

For the years ended December 31, 2012, 2011 and 2010, the Company has reported its business as a single reporting segment. The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

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

(3)    Intangible Assets

Intangible assets as of December, 2012 are as follows:

	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology rights	$11,624	$(269)	$11,355	18.0

Amortization expense for the year ended December 31, 2012 was $0.3 million and is included in research and development expense. Estimated amortization expense, based upon the Company’s intangible assets at December 31, 2012 is as follows:

Year Ending December 31,	Amount
2013	$646
2014	646
2015	646
2016	646
2017	646
Thereafter	8,125

Total	$11,355

(4)    Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa. Inventories consist of the following at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Raw materials	$5,465	$—
Work in progress	15,471	—
Finished goods	326	—

	$21,262	$—

Inventory is valued at lower of cost or market, no reserve for excess or obsolete inventory was recorded at December 31, 2012.

(5)    Property, Plant & Equipment

Property, plant and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Leasehold improvements	$129	$42
Computer equipment	221	201
Furniture and fixtures	243	77
Software	502	—

	1,095	320
Accumulated depreciation and amortization	(356)	(176)
Construction in Progress	72	288

	$811	$432

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $0.2 million, $0.1 million, and $0.1 million, respectively.

(6)    Accrued Expenses and Other Liabilities

Accrued expenses consist of the following at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Payroll and payroll-related expenses	$2,065	$1,120
Research and development expenses (1)	10	1,132
All other	3,149	1,781

	$5,224	$4,033

(1)	Research and development accruals are based on the timing of clinical trial activities and related progress payments.

(7)    Warrants and Warrant Derivative Liability

The Company had 9,936,826 warrants to purchase common shares outstanding at December 31, 2012 at a weighted-average exercise price of $1.44, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
4/27/07	17,500	17.90	1/17/14
7/31/09	1,804,888	1.00	7/30/14
10/16/09	7,487,388	1.50	10/15/14
10/16/09	627,050	1.50	10/15/14

	9,936,826	$1.44

October 2009 Warrants derivative liability

On October 16, 2009, the Company completed a $70.0 million private placement with both existing and new investors resulting in $62.3 million in net proceeds and an additional $3.6 million from bridge notes converted in conjunction with the private placement. In consideration for the $62.3 million in net cash proceeds Amarin issued 66.4 million units, each unit consisting of (i) one ADS (representing one ordinary share) at purchase price of $1.00 and (ii) a warrant with a five year term to purchase 0.5 of an ADS at an exercise price of $1.50 per ADS. In consideration for the conversion of $3.6 million of convertible bridge notes, Amarin issued 4.0 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $0.90 and (ii) a warrant with a five year term to purchase 0.5 of an ADS an exercise price of $1.50 per ADS. The total number of warrants issued in conjunction with the financing was 35.2 million of which 7.5 million are outstanding at December 31, 2012.

In conjunction with the October 2009 financing, the Company issued an additional 0.9 million warrants to three former officers of which 0.6 million are outstanding as of December 31, 2012. The warrants issued in connection with the October 2009 financing contained a pricing variability feature which provided for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be exercised at a price less than the £0.5 par value of the common stock – that is, if the exchange rate exceeded U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants are not considered to be indexed to the Company’s common stock. Accordingly, the warrants do not qualify for the exception to classify the warrants within equity and are classified as a derivative liability.

The fair value of this warrant derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant liability to additional paid-in-capital. Although the warrants contain a pricing variability feature, the number of warrants issuable remains fixed. Therefore, the maximum number of common shares issuable as a result of the October 2009 private placement is 36.1 million. The change in fair value of the warrant derivative liability is discussed in Note 2.

June and July 2009 and April 2007 Warrants

The Company issued several warrants in June and July 2009 and April 2007. As of December 31, 2012 and 2011 these warrants have been classified as equity instruments and have been included in the Company’s consolidated balance sheet within additional paid-in-capital.

(8)    Debt

Long term debt—December 2012 Financing

On December 6, 2012 the Company entered into an agreement with Biopharma Secured Debt Fund II Holdings Cayman LP ( “Biopharma”). Under this agreement, the Company granted to Biopharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. The Company has agreed to repay Biopharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a repayment of $2.5 million of interest due to be paid to Biopharma in November 2013 for the fiscal quarter ended September 30, 2013, subject to the limitation described below. Additional quarterly repayments are scheduled to be paid thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million scheduled for payment in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. Payment of such carried forward amounts are subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The Company recognized a gain on change in fair value of derivative liability of $0.02 million for the period ended December 31, 2012.

The fair value of the embedded derivative was recorded as a reduction to the face value of the note payable. As of December 31, 2012, the derivative liability created from the allocation of the proceeds to the change in control option was $14.6 million. For the year ended December 31, 2012, the Company recorded $0.1 million and $0.02 million of cash and non cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

The Company estimates that its Vascepa revenue levels will be high enough to support repayment to Biopharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by the Company if the threshold revenue levels are not achieved. Accordingly, the Company currently anticipates that over the schedule repayment period that it will record as interest expense the difference between the proceeds received by the Company and the redemption amount. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary.

Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032 (the “Notes”). The Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the Notes’ maturity on January 15, 2032. The Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of Notes. It is the Company’s current intention to settle these obligations in cash. If the Company elected physical settlement, the Notes would initially be exchangeable into 17,021,280 ADSs. Based on the closing price of the Company’s stock at December 31, 2012, the principal amount of the Notes would exceed the value of the shares if converted on that date by $12.3 million.

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

The Company may not redeem the Notes prior to January 19, 2017, other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts becoming due with respect to payments and/or deliveries on the Notes. On or after January 19, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. There is no prepayment penalty or sinking fund provided for the Notes. If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s future unsecured indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Notes are exchangeable under certain circumstances, and the proceeds allocated to this conversion option were determined to be $23.8 million and were deducted from the initial fair value of the $150.0 million debt obligation. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification. The Notes fall under Level 3 of the fair value hierarchy. The Company determined the fair value of the liability component of the Notes to be $126.2 million, and the excess of the principal amount of the liability component over the liability is the amount allocated to the conversion option and also results in a discount on the debt. The discount created from allocating proceeds to the conversion option will be amortized to interest expense using the effective interest method over the Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. The effective interest rate of the Notes is 14.5%. As of December 31, 2012, the unamortized discount created from the allocation of the proceeds to the conversion option was $13.1 million.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriters discounts and offering costs allocated to the liability component is being amortized as interest expense over the estimated remaining life of the Notes of twenty-four months. As of December 31, 2012, the unamortized debt discount was $2.6 million and was recorded as a direct reduction of debt on the balance sheet. The carrying value of the Notes, net of the unamortized discount, was $134.3 million. During the year ending December 31, 2012, the Company recognized interest expense of $17.9 million related to the Notes, of which $10.7 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $5.1 million represents contractual coupon interest, and $2.1 million represents the amortization of the discount from the underwriter’s discounts and offering costs. At December 31, 2012, the Company had accrued interest of $2.4 million, which has been included in other current liabilities.

In July 2012, the first interest payment of $2.7 million was paid as scheduled.

(9)    Commitments and Contingencies

Litigation

The Company is, from time to time, subject to disputes arising in the normal course of business. At December 31, 2012, there were no asserted claims against the Company which in the opinion of management, would have a material effect on the consolidated financial statements.

Leases

The Company leases office space and office equipment under operating and capital leases. Future minimum lease payments under these leases as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2013	$706	$4
2014	384	4
2015	—	3

Total	$1,090	11

Less: interest		—

Total principal obligations		11
Less: current portion		4

Long-term capital lease		$7

On November 28, 2011, the Company entered into a lease agreement for 4,327 net useable square feet of office space in Groton, Connecticut. The Lease terminates on January 31, 2015, but may be extended by Amarin for a period of three years. Under the Lease, Amarin will pay monthly rent of approximately $8,500 for the first three years and, if Amarin chooses to extend the lease, monthly rent would increase 3% in each of years four, five and six, respectively.

On September 30, 2011, the Company entered into an agreement for 320 square feet of office space at 2 Pembroke House, Upper Pembroke Street 28-32 in Dublin, Ireland. The agreement began November 1, 2011 and terminates on October 31, 2013 but can be extended automatically for successive one year periods. Monthly rent is approximately €2,700 (approximately $3,500). The agreement can be terminated by either party with three months prior written notice.

In May 2011, the Company entered into an agreement for 9,747 square feet of office space in Bedminster, NJ. Monthly rent is approximately $21,931. The agreement began July 1, 2011 and terminates on June 30, 2014. The agreement can be terminated by either party with six months prior written notice. In December 2011, the Company leased an additional 2,142 square feet in the same location under the same terms as the previous lease. In December 2012, the Company leased an additional 2,601 square feet in the same location under the same terms as the previous lease.

Total rent expense during the years ended 2012, 2011 and 2010 was approximately $0.6 million, $0.5 million, and $0.3 million, respectively.

Lease Liability

In December 2005 the Company ceased using office space in Ely, Cambridgeshire. Amarin is obligated to pay rent, service charges and rates to the end of the lease, which expires in November 2014. The premises have been sublet through November 2014. Liabilities for exited lease facilities at December 31, 2012 and 2011 were $0.02 million and $0.1 million respectively, and are included on the consolidated balance sheet under accrued expenses and other long-term liabilities.

Royalty and Milestone Obligations

The Company is party to certain milestone and royalty obligations under several product development agreements, as follows:

•

The 2010 supply agreement with the Company’s existing Japan-based supplier: (i) a one-time non-refundable payment of $0.5 million is due to the supplier upon the first marketing approval of Vascepa in the United States, which was received from the FDA in July 2012. This milestone payment was made in cash in August 2012. Subsequent to FDA approval of Vascepa, the supply agreement provides for minimum supply purchase obligations on behalf of the Company, which remaining aggregate minimum purchase obligations are approximately $9.9 million through 2013 as of December 31, 2012. In preparation for the commercialization of Vascepa, the Company may purchase more than this minimum amount.

•

The Company signed two additional agreements in 2011 for the supply of API materials for Vascepa. In July 2012, the Company agreed to terms with a fourth API supplier, which terms were subject to certain contingencies that were satisfied in December 2012. These agreements provide access to additional API supply that is incremental to supply from Nisshin Pharma, the Company’s existing Japan-based API supplier. These agreements include requirements for the suppliers to qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company anticipates incurring certain costs associated with the qualification of product produced by these suppliers as described below. In each case, following qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. Since these suppliers have not yet been qualified for the manufacture of API for commercial sale as of December 31, 2012, no liability has been recorded for these minimum purchase obligations. The 2011 supply agreements also include (i) development fees up to a maximum of $0.5 million (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases and is refundable to Amarin if the supplier does not successfully develop and qualify the API by a certain date and (iii) a raw material purchase commitment of $1.1 million. Under these agreements, during 2012 the Company purchased $1.0 million of Vascepa API from Chemport and made advance payments of $3.0 million for API and purchases of $0.2 million for API from BASF. The agreement with the fourth API supplier, when all contingencies are eliminated by the supplier, provides for development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases. Under this agreement, during 2012 the Company made payments of $1.6 million to Slanhmor related to stability and technical batches and advances on future API purchases.

•

Concurrent with its entry into one of the two agreements entered into in 2011 for the supply of API materials for Vascepa, the Company agreed to make a noncontrolling minority share equity investment in the supplier of up to $3.3 million. The Company invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. These amounts have been included in other long term assets and accounted for under the cost method at December 31, 2012.

•

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in the U.S. and/or Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.1 million at December 31, 2012) for each of the two potential marketing approvals. Upon approval of Vascepa by the FDA on July 26, 2012, the Company capitalized this first Laxdale milestone ($11.6 million on July 26, 2012) as a component of other long term assets. This long-term asset will be amortized over the estimated useful life of the intellectual property the Company acquired from Laxdale and the Company recognized amortization expense of $0.3 million during the year ended December 31, 2012. The Company paid $12.1 million in cash in November 2012 in settlement of this liability and recognized a currency exchange loss of $0.5 million.

Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.1 million at December 31, 2012) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.2 million at December 31, 2012).

The Company has no provision for any of the obligations above since the amounts are either not probable or estimable at December 31, 2012.

(10)    Equity

Common stock

During the years ended December 31, 2012 and 2011, as a result of the exercise of stock options the Company issued 3,380,413 and 2,273,221 shares, respectively, resulting in gross and net proceeds of $8.2 million for the year ended December 31, 2012, and gross proceeds of $5.2 million and net proceeds of $5.1 million for the year ended December 31, 2011.

During the years ended December 31, 2012 and 2011, as a result of the exercise of warrants the Company issued 11,047,579 and 12,888,369 shares, respectively, resulting in gross and net proceeds of $16.7 million for the year ended December 31, 2012, and gross proceeds of $19.0 million and net proceeds of $18.7 million for the year ended December 31, 2011.

On February 1, 2012, the Company granted 584,400 restricted stock units (“RSU’s”) to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain regulatory and time-based milestones and expire on February 1, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Remuneration Committee in shares or a combination of cash or shares. The fair value of the RSUs was determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. The Company recorded expense of $1.4 million for the year ended December 31, 2012 related to the vesting of the RSUs, respectively. In connection with FDA approval of Vascepa in July 2012, an aggregate of 97,398 shares were issued under these RSUs.

In January 2011, Amarin sold 13.8 million common shares to both existing and new investors at a price of $7.60 per share, resulting in gross proceeds of $104.9 million and net proceeds of $98.7 million.

(11)    Income Taxes

As of December 31, 2012, interest and penalties related to any uncertain tax positions have been insignificant. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.2 million as of December 31, 2012, compared to $1.0 million as of December 31, 2011.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Beginning uncertain tax benefits	$997	$558	$304
Current year—increases	294	439	254
Current year—decreases	(48)	—	—

Ending uncertain tax benefits	$1,243	$997	$558

The Company files income tax returns in the U.S., Ireland and United Kingdom. The Company remains subject to tax examinations in the following jurisdictions at December 31, 2012:

Jurisdiction	Tax Years
United States	2009-2012
Ireland	2007-2012
United Kingdom	2011-2012

The Company expects gross liabilities of $256,000 to expire in 2013.

The components of loss from operations before taxes were as follows at December 31:

	2012	2011	2010
	(In thousands)
United States	$1,874	$1,019	$1,987
Ireland and United Kingdom	(171,942)	(67,629)	(252,077)

	$(170,068)	$(66,610)	$(250,090)

The expense (benefit) from income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Current:
Federal-U.S.	$10,265	$3,908	$1,068
State-U.S.	2,565	1,101	122

Total Current	$12,830	$5,009	$1,190

Deferred:
Federal-U.S.	(2,803)	(1,936)	(1,604)
State-U.S.	(911)	(557)	(87)
Ireland and United Kingdom	(22,515)	(5,566)	(6,035)
Change in valuation allowance	22,515	5,566	6,035

Total Deferred	$(3,714)	$(2,493)	$(1,691)

	$9,116	$2,516	$(501)

The expense (benefit) from income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Benefits from taxes at statutory rate	$(42,517)	$(16,652)	$(62,523)
Rate differential	13,249	3,952	3,871
Research credits	—	—	(1,014)
Change in valuation reserves	22,515	7,120	6,035
Permanent & other	6,809	2,209	17
Warrant derivative liabilities	8,904	5,643	52,761
Other	156	244	352

	$9,116	$2,516	$(501)

The tax residency of Amarin Corporation plc migrated from the United Kingdom (UK) to Ireland in April 2008. As a result of the migration, unutilized UK trading losses at the date of migration are no longer available for offset against taxable profits. The Company is subject to corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2012, 2011 and 2010, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate.

The income tax effect of each type of temporary difference comprising the net deferred tax asset at December 31 is as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Net operating losses	$55,086	$32,841
Stock based compensation	9,155	5,706
Depreciation	(189)	40
Tax credits	5	6
Other reserves and accrued liabilities	818	53

Net deferred tax asset	64,875	38,646
Less: valuation allowance	(55,894)	(33,379)

	$8,981	$5,267

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, UK, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The Company has combined Irish, UK, and Israeli net operating loss carryforwards of $315.6 million, which began to expire in 2011. In addition, the Company has available U.S. Federal tax credit carryforwards of $0.4 million and state tax credit carryforwards of $2.3 million. These carryforwards which will expire between 2029 and 2031 may be used to offset future taxable income, if any.

The Company expects to recognize a tax benefit related to the extension of the research and development credits in the first quarter of 2013 and expects to record a discrete benefit of approximately $1.0 million.

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

In addition to the grants under the 2011 Plan, the Company grants nonqualified stock options to employees to purchase shares of the Company’s ordinary shares. These grants are made pursuant to employment agreements on terms consistent with the 2011 Plan.

Under the terms of the 2011 Plan, and grants made pursuant to employment agreements, options typically vest over a four year period, expire after a 10 year term and are granted at an exercise price equal to the closing price of the Company’s American Depository Receipts on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except for per share amounts)
Outstanding January 1, 2012	11,871	$5.33
Granted	2,705	10.49
Cancelled/Expired	(304)	13.09
Exercised	(3,380)	2.44

Outstanding, December 31, 2012	10,892	$7.29	8.3 years	$26,337

Exercisable, December 31, 2012	3,857	$5.23	7.8 years	$15,234

Vested and Expected to Vest, December 31, 2012	10,632	$7.26	8.2 years	$25,927

Available for future grant at December 31, 2012	7,864

The weighted average fair value of the stock options granted during the year ended December 31, 2012, 2011 and 2010 was $8.79, $8.61, and $2.21, respectively.

During the year ended December 31, 2012, the Company received cash of $8.3 million from the exercise of options. The intrinsic value of options exercised during fiscal 2012 was $34.1 million and $11.9 million during fiscal 2011. As of December 31, 2012 and 2011, there was $41.8 million and $36.9 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years. There was an impact of $11.3 million, on the presentation in the consolidated statement of cash flows relating to excess tax benefits on the U.S. federal level that have been realized as a reduction in taxes payable for the year ended December 31, 2012. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight line basis.

The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.

Expected stock price volatility was calculated based on the historical volatility of the Company’s common stock over the expected life of the option. The expected life was determined based on the expected holding period of an industry peer group due to lack of history of employee exercises. The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. No dividend yield has been assumed as the Company does not currently pay dividends on its common stock and does not anticipate doing so in the foreseeable future.

Employee stock options granted prior to June 30, 2009 generally vested over a three-year service period. Employee stock options granted after June 30, 2009 generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The Company recorded compensation expense in relation to stock options of $16.7 million, $9.2 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For 2012, 2011 and 2010, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2012	2011	2010
Risk free interest rate	0.81% - 1.39%	2.03% - 2.56%	1.5% - 3.1%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	5.75 - 6.25
Expected volatility	109% - 111%	105% - 112%	105% - 110%

Restricted Stock Units

The 2011 Plan also allows for granting of restricted stock unit awards under the terms of the Plan. The majority of the restricted stock units vest upon the achievement of various performance conditions such as FDA approval. Additionally, there is a service condition tied to each performance condition achieved. The company estimated the fair value of the restricted stock units using the market price of its common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2012.

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding January 1, 2012:
Granted	584	$8.86
Vested	(97)	8.86
Forfeited	(22)	8.86

Outstanding—as of December 31, 2012	465	8.86

The Company recorded compensation expense in relation to restricted stock units of $1.4 million, $0, and $0 for the years ended December 31, 2012, 2011 and 2010 respectively.

The following table presents the stock-based compensation expense related to stock based awards for the period ended December 31:

	2012	2011	2010
	(in thousands)
Research and development	$3,700	$1,464	$1,534
General and administrative	14,375	7,830	3,673

Stock-based compensation expense	$18,075	$9,294	$5,207

(13)    Defined Contribution Plans

The Company sponsored a defined contribution plan for certain of its employees and makes available a 401(k) plan for its U.S. employees to which it made contributions in prior years. Contributions made by the Company for the years ended December 31, 2012, 2011 and 2010 amounted to $-0-, $-0-, and $21,000, respectively.

(14)    Related Party Transaction

October 2009 Private Placement

Several of Amarin’s current and former directors and funds connected with them purchased approximately 36.0 million of its ADSs (in the form of common stock) in the October 2009 private placement, including: (i) 17 million ADSs purchased by funds managed by Abingworth LLP, where Dr. Joseph Anderson, a Director of Amarin, is a partner; (ii) 7 million ADSs purchased by Orbimed Advisors LLC, where Dr. Carl L. Gordon, a Director of Amarin, is a General Partner; (iii) 7 million ADSs purchased by Sofinnova Venture Partners VII, L.P., where Dr. James I. Healy, a Director of Amarin, is a Managing General Partner; and (iv) 5 million ADSs purchased by Fountain Healthcare Partners Fund 1, L.P. Fountain Healthcare Partners Ltd. is the sole General Partner of Fountain Healthcare Partners Fund 1, L.P. Dr Manus Rogan is a Managing Partner of Fountain Healthcare Partners Ltd. and until December 2011 was a non-executive director of Amarin. In addition, for every ADS purchased, the investor received warrants to purchase 0.5 of an ADS. Of the $54.9 million warrant derivative liability at December 31, 2012, the fair value of the warrants held by the current and former directors of the Company and their related investment funds amounted to $35.5 million.

(15)    Quarterly Summarized Financial Information (Unaudited)

	Fiscal year ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Revenue	$—	$—	$—	$—
Net loss	(88,285)	(53,904)	(26,426)	(10,569)
Net loss per share:
Basic	$(0.65)	$(0.38)	$(0.18)	$(0.07)
Diluted	$(0.65)	$(0.38)	$(0.18)	$(0.07)

	Fiscal year ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Revenue	$—	$—	$—	$—
Net income (loss) (1)	18,294	(202,103)	96,345	18,338
Net income (loss) per share:
Basic	$0.15	$(1.58)	$0.72	$0.14
Diluted	$0.12	$(1.58)	$0.62	$0.12

(1)	The net income generated in the first, third and fourth quarters of 2011 were due to the change in the fair value of the warrant derivative liability at each respective quarterly reporting period in 2011. As a result of a decrease in the Company’s stock price at each respective quarter end versus the previous quarter end, the value of the derivative liability decreased, resulting in non-cash income for change in the fair value of the warrant derivative. The loss in the second quarter of 2011 was also due primarily to the change in the fair value of the warrant derivative liability, which was due to the Company’s stock price increasing in value at June 30, 2011, versus March 31, 2011.