Form 10-Q
period 2013-03-31
AMARIN CORP PLC\UK
filed 2013-05-09
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-21392

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

150,312,023 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 371,108 ordinary shares, were outstanding as of May 2, 2013.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$201,780	$260,242
Restricted cash	1,400	—
Accounts receivable	3,441	—
Inventory	27,435	21,262
Deferred tax asset	937	937
Other current assets	7,051	3,253

Total current assets	242,044	285,694

Property, plant and equipment, net	766	811
Deferred tax asset	11,993	8,044
Other non-current assets	5,335	4,951
Intangible asset, net	11,193	11,355

TOTAL ASSETS	$271,331	$310,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$22,945	$17,458
Accrued interest payable	4,646	2,520
Deferred revenue	2,865	—
Accrued expenses and other liabilities	11,935	5,224

Total current liabilities	42,391	25,202

Long-Term Liabilities:
Warrant derivative liability	49,011	54,854
Exchangeable senior notes	137,735	134,250
Long- term debt	85,873	85,153
Long- term debt redemption feature	15,600	14,577
Other long term liabilities	807	816

Total liabilities	331,417	314,852

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 150,691,881 issued, 150,671,802 outstanding at March 31, 2013; 150,360,933 issued, 150,340,854 outstanding at December 31, 2012	124,846	124,597
Additional paid-in capital	625,086	619,266
Treasury stock; 20,079 shares at March 31, 2013 and December 31, 2012	(217)	(217)
Accumulated deficit	(809,801)	(747,643)

Total stockholders’ deficit	(60,086)	(3,997)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$271,331	$310,855

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
Product revenues	$2,341	$—

Operating Expenses:

Cost of goods sold	1,287	—
Selling, general and administrative	39,267	14,027
Research and development	21,838	4,756

Total operating expenses	62,392	18,783

Operating loss	(60,051)	(18,783)

Gain (loss) on change in fair value of derivative liabilities	3,620	(66,209)
Interest expense, net	(8,860)	(3,951)
Other (expense) income, net	(124)	68

Loss from operations before taxes	(65,415)	(88,875)
Benefit from income taxes	3,257	590

Net loss	$(62,158)	$(88,285)

Loss per share:
Basic and diluted	$(0.41)	$(0.65)

Weighted average shares:
Basic and diluted	150,430	136,011

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Accumulated Deficit	Total
At December 31, 2012	150,360,933	$124,597	$619,266	$(217)	$(747,643)	$(3,997)
Exercise of warrants	70,000	52	18	—	—	70
Exercise of stock options	260,000	196	243	—	—	439
Tax benefits realized from stock-based compensation	—	—	678	—	—	678
Shares issued for services	948	1	7	—	—	8
Stock-based compensation	—	—	4,874	—	—	4,874
Loss for the period	—	—	—	—	(62,158)	(62,158)

At March 31, 2013	150,691,881	$124,846	$625,086	$(217)	$(809,801)	$(60,086)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury shares	Accumulated Deficit	Total
At December 31, 2011	135,832,542	$113,321	$449,393	$(217)	$(568,459)	$(5,962)
Exercise of warrants	40,000	31	28	—	—	59
Transfer of fair value of warrants exercised from liabilities to equity	—	—	321	—	—	321
Conversion option contained in exchangeable notes	—	—	22,898	—	—	22,898
Exercise of stock options	554,249	438	353	—	—	791
Tax benefits realized from stock-based compensation	—	—	1,884	—	—	1,884
Shares issued for services	894	—	6	—	—	6
Stock-based compensation	—	—	3,874	—	—	3,874
Loss for the period	—	—	—	—	(88,285)	(88,285)

At March 31, 2012	136,427,695	$113,790	$478,757	$(217)	$(656,744)	$(64,414)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,158)	$(88,285)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	59	32
Stock-based compensation	4,874	3,874
Stock-based compensation—warrants	(451)	2,374
Excess tax benefit from stock-based awards	(678)	(1,884)
Accrued interest payable	2,124	1,196
Amortization of debt discount and debt issuance costs	4,204	—
Amortization of Intangible Asset	161	—
(Gain) loss on changes in fair value of derivative liabilities	(3,620)	66,209
Deferred income taxes	(3,949)	—
Shares issued for services	8	6
Change in lease liability	(7)	(8)

Changes in assets and liabilities:
Restricted cash	(1,400)	—
Accounts receivable	(3,441)	—
Inventories	(6,173)	—
Other current assets	(3,798)	(3,131)
Other non-current assets	(383)	(2,050)
Accounts payable and other liabilities	14,993	1,137
Other non-current liabilities	—	2,793

Net cash used in operating activities	(59,635)	(17,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(14)	(92)

Net cash used in investing activities	(14)	(92)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	439	791
Proceeds from exercise of warrants, net of transaction costs	70	59
Proceeds from issuance of senior notes, net of transaction costs	—	144,316
Excess tax benefit from stock-based awards	678	1,884
Payments under capital leases	—	(1)

Net cash provided by financing activities	1,187	147,049
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,462)	129,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	260,242	116,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,780	$245,822

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,625	$—

Income taxes	$563	$111

Non-cash transactions:
Reclass of derivative warrant liability to additional paid-in capital	$0	$321

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

Amarin is a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, the Company received approval from the U.S. Food and Drug Administration , or FDA, to market and sell its lead product Vascepa® (icosapent ethyl) capsules (formerly known as AMR 101) as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia, which the Company sometimes refers to as the MARINE indication. Triglycerides are fats in the blood. Vascepa became commercially available in the United States by prescription in January 2013, when the Company commenced sales and shipments to its network of U.S.-based wholesalers and specialty pharmacy providers. On January 28, 2013, the Company commenced its full commercial launch of Vascepa in the United States for use in the MARINE indication.

Amarin is also developing Vascepa for the treatment of patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated LDL-C levels. This indication is referred to as mixed dyslipidemia or the ANCHOR indication. In February 2013, the Company submitted a supplemental New Drug Application, or sNDA, to the FDA seeking approval of Vascepa for the ANCHOR indication. In April 2013, the FDA notified the Company that it accepted the ANCHOR sNDA for review. The acceptance of the ANCHOR sNDA for review indicates that the application is sufficiently complete to permit a substantive review by the FDA. The application is subject to a standard review and has been assigned a Prescription Drug User Fee Act, or PDUFA, date of December 20, 2013. The PDUFA date is the target date for the FDA to complete its review of the sNDA. However, there can be no assurance that the FDA will complete its review of the sNDA by this date.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC (the “2012 Form 10-K”). The balance sheet amounts at December 31, 2012 in this report were derived from the Company’s audited 2012 consolidated financial statements included in the 2012 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2013 and March 31, 2012, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from March 31, 2013 through the date of the issuance of these condensed consolidated financial statements and has disclosed subsequent events in Note 9.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Prior to 2004, the Company was in the business of selling a previous biopharmaceutical compound, which has since been discontinued. The Company’s current focus is on the commercialization and development of Vascepa, which received approval from the FDA in 2012 and for which the Company commenced marketing and sales in 2013.

At March 31, 2013, the Company had cash and cash equivalents of $201.8 million. The Company’s consolidated balance sheet also includes derivative liabilities (see footnote 5—Warrants and Derivative Liabilities) as well as long term debt and exchangeable senior notes (see footnote 6—Debt). The warrant derivative liability reflects the fair value of outstanding warrants to purchase shares of the Company’s common stock. This liability can only be settled in shares of the Company’s stock and, as such, would only result in cash inflows upon the exercise of the warrants—not a cash out-flow. The long term debt is not callable except upon a change in control. The Exchangeable Senior Notes may be redeemed on or after January 19, 2017 at the option of the holders. The Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. Accordingly, the warrant derivative liability, long term debt and Exchangeable Senior Notes do not present a short term claim on the liquid assets of the Company.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least the next twelve months, including the continued commercialization of Vascepa and the advancement of the REDUCE-IT cardiovascular outcomes study. In order to fund the Company’s commercialization plans, in particular to fully support the marketing and sale of Vascepa in the ANCHOR indication, the Company will likely need to enter into a strategic collaboration or raise additional capital.

(2)	Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Actual results could differ from those estimates. The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue recognition and related allowances, clinical trial expenses, the valuation of inventory, impairment and amortization of intangibles, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. Patients are required to have a prescription in order to purchase Vascepa. The Company recognizes net product revenues from sales of Vascepa as long as (i) there is persuasive evidence that an arrangement exists between the Company and the Distributor, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable.

The Company commenced its commercial launch in the U.S on January 28, 2013. Prior to 2013, the Company recognized no revenue from Vascepa sales. Until the Company achieves sufficient history with respect to Vascepa sales such that it can reliably estimate returns based on sales to its Distributors, the Company has determined that sale of product to Distributors does not meet the criteria for revenue recognition at the time of shipment to its Distributors due to limited returns history which impedes the Company’s ability to estimate such returns. Consistent with industry practice, once the Company achieves sufficient history such that it can reliably estimate returns based on sales to its Distributors, the Company anticipates that its revenues will be recognized based on sales to its Distributors. The Company currently defers Vascepa revenue recognition until the earlier of the product being resold by the Distributors for purposes of fulfilling patient prescriptions; or the expiration of the right of return (twelve months after the expiration date of the product). The Company also defers the related cost of product sales and records such amounts as finished goods inventory held by others until revenue related to such product sales is recognized.

The Company has written contracts with its Distributors and delivery occurs when a Distributor receives Vascepa. The Company evaluates the creditworthiness of each of its Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from the sales to Distributors and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its Distributors for Vascepa. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

Trade Allowances: The Company generally provides invoice discounts on Vascepa sales to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for payment within 30 days. Based on the Company’s judgment and industry experience, the Company expects its Distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, other government agencies and various private organizations, or collectively, its Third-party Payors, so that Vascepa will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs and (iii) information obtained from the Company’s Distributors and other third parties regarding the payor mix for Vascepa.

Product Returns: The Company estimates the amount of Vascepa that will be returned and deducts these estimated amounts from its gross revenues at the time that revenues are recognized. The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of March 31, 2013, the Company had not received any product returns. During the three months ended, March 31, 2013, the first quarter in which the Company began selling Vascepa, the Company was not able to reasonably estimate product returns for all product sold to Distributors but the Company was able to reasonably estimate product returns for certain sales of Vascepa based on resale of product by its Distributors for purposes of fulfilling patient prescriptions. In making this assessment, the Company used (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for Vascepa and who reside in states that permit co-pay mitigation programs. The Company’s co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Vascepa’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish its accruals for co-pay mitigation rebates and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s co-pay mitigation rebates offered to date will expire on December 31, 2013. The Company adjusts its accruals for co-pay mitigation rebates based on its estimates regarding the portion of issued rebates that it estimates will not be redeemed. In addition, as is customary prior to the launch of new drugs, the Company provided certain of its Distributors with financial incentives to begin stocking Vascepa prior to the Company’s commercial launch of Vascepa in order to ensure that Vascepa was readily available to fill patient prescriptions upon launch. The Company anticipates that these incentives will only be required for initial launch quantities of Vascepa stocked by Distributors in January 2013. The amount of these financial incentives is recorded by the Company as a reduction to revenues on a pro-rata basis for each of the bottles subject to such financial incentives.

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the quarter ended March 31, 2013 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at January 28, 2013	$—	$—	$—	$—	$—
Provision related to current period and deferred sales	1,073	259	72	830	2,234
Credits/payments made for current period and deferred sales	(566)	(3)	—	(209)	(779)

Balance at March 31, 2013	$507	$256	$72	$620	$1,455

The following table summarizes revenue recognized and deferred during the quarter ended March 31, 2013 (in thousands):

	March 31, 2013	December 31, 2012
Revenue recognized	$2,341	$—
Deferred revenue	2,865	—

	$5,206	$—

In conjunction with the Company’s recognition and deferral of revenues, the Company expensed and capitalized the associated cost of goods, as follows, during the quarter ended March 31, 2013 (in thousands):

	March 31, 2013	December 31, 2012
Cost of goods sold expensed	$1,287	$—
Finished goods inventory held by others	1,422	—

	$2,709	$—

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, deposits held at call with banks and short term highly liquid instruments with remaining maturities at the date of purchase of 90 days or less. Restricted cash represents cash and cash equivalents pledged to guarantee repayment of certain expenses which may be incurred for business travel under corporate credit cards held by employees.

Inventory

The Company states inventories at the lower of cost or market. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, the Company will record a reserve for the difference between cost and market value. The Company received FDA approval on July 26, 2012 and after that date began capitalizing inventory purchases of saleable product from approved suppliers.

Intangible Asset, net

Intangible assets consist of a milestone payment paid to the former shareholders of Laxdale Limited related to the 2004 acquisition of our rights to Vascepa, which is the result of Vascepa receiving marketing approval for the first indication and is amortized over its estimated useful life on a straight-line basis. The Company concluded that use of the straight-line method was appropriate as the majority of cash flows are expected to be generated ratably over the estimated useful life and no degradation of the cash flows over time is currently anticipated. See footnote 7 (commitments and contingencies) for further information regarding other obligations related to the acquisition of Laxdale Limited.

Deferred Revenue

Deferred revenue represents product shipments to Distributors for which we have invoiced the Distributors but not recognized revenue because the product was not reported to us as having been resold by the Distributors on or before March 31, 2013.

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in its drug candidates; and infrastructure costs, including facilities costs and depreciation expense. In addition, research and development costs include the costs of product supply received from suppliers when such receipt by the Company is prior to regulatory approval of the supplier.

Selling, General and Administrative Costs

The Company charges sales, general and administrative costs to operations as incurred. Sales, general and administrative costs include costs of salaries, programs and infrastructure necessary for the general conduct of the Company’s business, including the 2013 commercial launch of Vascepa in the United States for the MARINE indication. Included as part of sales, general and administrative costs is warrant-related expense from non-cash changes in fair value of the derivative liability associated with warrants issued in October 2009 to former officers of Amarin which is recorded as compensation income (expense).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carry-forwards and other attributes using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not more likely than not to be realized.

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

If the terms of warrants that initially require the warrant to be classified as a derivative financial liabilities lapse, the derivative financial liability is reclassified out of financial liabilities into equity at its fair value on that date. At the applicable settlement date, if the instruments are settled in shares the carrying value of the warrants are derecognized and transferred to equity at their fair value at that date. The cash proceeds received from exercises of warrants are recorded in common stock and additional paid-in capital.

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

The following table presents information about the Company’s assets and liabilities as of March 31, 2013 and December 31, 2012 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2013
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$41.4	$41.4	$—	$—

Liabilities:
Warrant derivative liability	$49.0	$—	$—	$49.0
Long term debt redemption feature	$15.6	$—	$—	$15.6
Foreign currency contracts	$0.7	$—	$—	$0.7

	December 31, 2012
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$64.1	$64.1	$—	$—

Liability:
Warrant derivative liability	$54.9	$—	$—	$54.9
Long term debt redemption feature	$14.6	$—	$—	$14.6

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Warrant Derivative Liability

At December 31, 2012, the fair value of the warrant derivative liability was determined to be $54.9 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.25%, (ii) remaining term of 1.8 years, (iii) no dividend yield, (iv) volatility of 95% and (v) the stock price on the date of measurement.

At March 31, 2013, the fair value of the warrant derivative liability was determined to be $49.0 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.2%, (ii) remaining term of 1.5 years, (iii) no dividend yield, (iv) volatility of 94%, and (v) the stock price on the date of measurement. The $5.9 million decrease in the fair value of the warrant liability during the three months ended March 31, 2013 was recognized as: (i) a $5.4 million gain on change in fair value of the remaining derivative liability and (ii) $0.5 million in compensation income for change in fair value of warrants issued to former employees. Both amounts are included in the consolidated statement of operations for the three months ended March 31, 2013. The change in the fair value of the warrant derivative liability is as follows (in thousands):

	October 2009 Warrants	Debt Redemption Feature	Foreign Exchange Contracts	Totals
Balance at December 31, 2011	$123,125	$—	$—	$123,125

Loss on change in fair value of derivative liability	66,209	—	—	66,209
Compensation expense for change in fair value of warrants issued to former employees	2,374			2,374
Transfers to equity	(321)	—	—	(321)
Balance at March 31, 2012	$191,387	$—	$—	$191,387

	October 2009 Warrants	Debt Redemption Feature	Foreign Exchange Contracts	Totals
Balance at December 31, 2012	$54,854	$14,576	$—	$69,430

(Gain) loss on change in fair value of derivative liabilities	(5,392)	1,024	748	(3,620)
Compensation income for change in fair value of warrants issued to former employees	(451)			(451)
Transfers to equity	—	—	—	—

Balance at March 31, 2013	$49,011	$15,600	$748	$65,359

The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common shares ($8.15 based on the $7.41 market price of our stock at March 28, 2013) on which the March 31, 2013 valuation was based, the value of the derivative liability would have increased by $5.9 million. Such increase would have been reflected as additional loss on change in fair value of the warrant derivative liability in our statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Long Term Debt Redemption Feature

The Company’s December 2012 financing agreement contains a redemption feature whereby, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. The fair value of the derivative liability was calculated at both December 31, 2012 and at March 31, 2013. At December 31, 2012, the fair value of the derivative was determined to be $14.6 million, and the debt was valued by comparing debt issues of similar companies with (i) terms of between 4.8 and 8.0 years, (ii) coupon rates of between 3.0% and 11.5% and (iii) market yields of between 10.7% and 27.7%. At March 31, 2013, the fair value of the derivative was determined to be $15.6 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 4.0 and 7.4 years, (ii) coupon rates of between 9.9% and 11.9% and (iii) market yields of between 12.3% and 25.6%. The Company recognized a $1.0 million loss on change in fair value of derivative liability at March 31, 2013.

Foreign Currency

All subsidiaries use the United States dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into United States dollars at year-end exchange rates. Non-monetary assets and liabilities carried in a foreign currency are remeasured into United States dollars using rates of exchange prevailing when such assets or liabilities were obtained or incurred, and expenses are generally remeasured using rates of exchange prevailing when such expenses are incurred. Gains and losses from the remeasurement are included in other (expense) income, net in the consolidated financial statements of operations. For transactions settled during the applicable period, gains and losses are included in other (expense) income, net in the consolidated statements of operations. The Company uses foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchase denominated in foreign currency. As of March 31, 2013 the Company held foreign exchange forward contracts with notional amounts totaling $15.0 million. As of March 31, 2013, the outstanding foreign exchange forward contract derivative liability had a net fair value of $0.7 million. The Company included this $0.7 million as a component of change in fair value of derivative liabilities and in Other Current Liabilities at March 31, 2013.

Segment and Geographical Information

For the three months ended March 31, 2013 and 2012, the Company has reported its business as a single reporting segment. The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of technology rights for Vascepa and have an estimated remaining useful life of 17.8 years. Carrying value as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Technology rights	$11,624	$11,624
Accumulated amortization	(431)	(269)

	$11,193	$11,355

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa. Inventories consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$6,211	$5,465
Work in progress	9,735	15,471
Finished goods	10,067	326
Finished goods inventory held by others	1,422	—

	$27,435	$21,262

Inventory is valued at lower of cost or market, no reserve for excess or obsolete inventory was recorded at either March 31, 2013 or December 31, 2012.

(5)	Warrants and Warrant Derivative Liability

The Company had 9,866,826 warrants to purchase common shares outstanding at March 31, 2013 at a weighted-average exercise price of $1.44, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
4/27/07	17,500	17.90	1/17/14
7/31/09	1,734,888	1.00	7/30/14
10/16/09	7,487,388	1.50	10/15/14
10/16/09	627,050	1.50	10/15/14

	9,866,826	$1.44

October 2009 Warrants derivative liability

On October 16, 2009, the Company completed a $70.0 million private placement with both existing and new investors resulting in $62.3 million in net proceeds and an additional $3.6 million from bridge notes converted in conjunction with the private placement. In consideration for the $62.3 million in net cash proceeds Amarin issued 66.4 million units, each unit consisting of (i) one ADS (representing one ordinary share) at purchase price of $1.00 and (ii) a warrant with a five year term to purchase 0.5 of an ADS at an exercise price of $1.50 per ADS. In consideration for the conversion of $3.6 million of convertible bridge notes, Amarin issued 4.0 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $0.90 and (ii) a warrant with a five year term to purchase 0.5 of an ADS an exercise price of $1.50 per ADS. The total number of warrants issued in conjunction with the financing was 35.2 million of which 7.5 million are outstanding at March 31, 2013.

In conjunction with the October 2009 financing, the Company issued an additional 0.9 million warrants to three former officers of which 0.6 million are outstanding as of March 31, 2013. The warrants issued in connection with the October 2009 financing contained a pricing variability feature which provided for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be exercised at a price less than the £0.5 par value of the common stock – that is, if the exchange rate exceeded U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants are not considered to be indexed to the Company’s common stock. Accordingly, the warrants do not qualify for the exception to classify the warrants within equity and are classified as a derivative liability.

The fair value of this warrant derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant liability to additional paid-incapital. Although the warrants contain a pricing variability feature, the number of warrants issuable remains fixed. Therefore, the maximum number of common shares issuable as a result of the October 2009 private placement is 36.1 million. The change in fair value of the warrant derivative liability is discussed in Note 2.

July 2009 and April 2007 Warrants

The Company issued several warrants in July 2009 and April 2007. As of March 31, 2013 and December 31, 2012 these warrants have been classified as equity instruments and have been included in the Company’s consolidated balance sheet within additional paid-in-capital. During the three months ended March 31, 2013, 70,000 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $0.1 million.

(6)	Debt

Long term debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with Biopharma Secured Debt Fund II Holdings Cayman LP, or Biopharma. Under this agreement, the Company granted to Biopharma a security interest in future receivables associated with the Vascepa patent rights in exchange for $100 million received at the closing of the agreement, which closing occurred in December 2012. The Company has agreed to repay Biopharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a repayment of $2.5 million of interest due to be paid to Biopharma in November 2013 for the fiscal quarter ended September 30, 2013, subject to the limitation described below. Additional quarterly repayments are scheduled to be paid thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million scheduled for payment in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the derivative liability at March 31, 2013 was $15.6 million, and the Company recognized a loss on change in fair value of derivative liability of $1.0 million for the three month period ended March 31, 2013. For the three months ended March 31, 2013, the Company recorded $3.4 million and $0.7 million of cash and non cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

The Company estimates that its Vascepa revenue levels will be high enough to support repayment to Biopharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by the Company if the threshold revenue levels are not achieved. Accordingly, for the three months ended March 31, 2013, the Company recorded a total of $4.1 million in interest expense and the Company currently anticipates that over the scheduled repayment period it will continue to record as interest expense the difference between the proceeds received by the Company and the redemption amount. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary.

Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032, or the Notes. The Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the Notes’ maturity on January 15, 2032. The Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of Notes. It is the Company’s current intention to settle these obligations in cash. If the Company elected physical settlement, the Notes would initially be exchangeable into 17,021,280 ADSs. Based on the closing price of the Company’s stock at March 31, 2013, the principal amount of the Notes would exceed the value of the shares if converted on that date by $23.9 million.

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

The Notes are exchangeable under certain circumstances, and the proceeds allocated to this conversion option were determined to be $23.8 million and were deducted from the initial fair value of the $150.0 million debt obligation. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification. The Company determined the fair value of the liability component of the Notes to be $126.2 million, and the excess of the principal amount of the liability component over the liability is the amount allocated to the conversion option and also results in a discount on the debt. The discount created from allocating proceeds to the conversion option will be amortized to interest expense using the effective interest method over the Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. The effective interest rate of the Notes is 14.5%. As of March 31, 2013, the unamortized discount created from the allocation of the proceeds to the conversion option was $10.2 million.

The Company also recorded a debt discount to reflect the value of the underwriters’ discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriters’ discounts and offering costs allocated to the liability component is being amortized as interest expense over the estimated remaining life of the Notes of twenty-four months. As of March 31, 2013, the unamortized debt discount was $2.1 million and was recorded as a direct reduction of debt on the balance sheet. The carrying value of the Notes, net of the unamortized discount, was $137.7 million. During the three months ending March 31, 2013, the Company recognized interest expense of $4.8 million related to the Notes, of which $2.9 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $1.3 million represents contractual coupon interest, and $0.6 million represents the amortization of the discount from the underwriter’s discounts and offering costs. At March 31, 2013, the Company had accrued interest of $1.1 million, which has been included in other current liabilities.

In January 2013, the interest payment due of $2.6 million was paid as scheduled.

(7)	Commitments and Contingencies

Royalty and Milestone Obligations

The Company is party to certain milestone and royalty obligations under several product development agreements, as follows:

•

The 2010 active pharmaceutical ingredient, or API, supply agreement with the Company’s existing Japan-based supplier provides for minimum supply purchase obligations on behalf of the Company. As of March 31, 2013, the remaining API aggregate minimum purchase obligations under this supply agreement were approximately $5.4 million through 2013. The Company may purchase more than this minimum amount.

•

In 2011, the Company signed agreements with two additional suppliers for the supply of API materials for Vascepa. In 2012, the Company agreed to terms with a fourth API supplier. These agreements include requirements for the suppliers to qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company anticipates incurring certain costs associated with the qualification of product produced by these suppliers as described below. In each case, following qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. As of March 31, 2013, these suppliers had not yet been qualified for the manufacture of API for commercial sale and no liability was recorded for these minimum purchase obligations. The second and third API suppliers were approved by the FDA to manufacture API for commercial sale in April 2013. The 2011 supply agreements include commitments for the Company to fund (i) development fees up to a maximum of $0.5 million (ii) material purchases of up to $5.0 million for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment of $1.1 million. The agreement with the fourth API supplier, Slanmhor Pharmaceuticals, Inc., or Slanmhor, provides for development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases. Under this agreement, during the three months ended March 31, 2013, the Company made payments of $3.9 million to Slanmhor related to stability and technical batches and advances on future API purchases.

•

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, the Company was required to make a milestone payment to Laxdale of £7.5 million. The Company made this payment in 2012 and capitalized this Laxdale milestone ($11.6 million on July 26, 2012) as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property the Company acquired from Laxdale and the Company recognized amortization expense of $0.2 million during the three months ended March 31, 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.4 million at March 31, 2013). Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.6 million at March 31, 2013) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.2 million at March 31, 2013).

The Company has no provision for any of the obligations above since the amounts are either not probable or estimable at March 31, 2013.

(8)	Equity

Common stock

During the three months ended March 31, 2013 and March 31, 2012, the Company issued 260,000 and 554,259 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.4 million and gross and net proceeds of $0.8 million, respectively. In addition, during the three months ended March 31, 2013 and March 31, 2012, the Company issued 70,000 and 40,000 shares, respectively, as a result of the exercise of warrants, resulting in gross and net proceeds of $0.1 million and gross and net proceeds of $0.1 million, respectively.

In January 2013, the Company granted 434,875 restricted stock units, or RSUs, to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain operational milestones and expire on August 3, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Compensation Committee in shares or a combination of cash or shares. The fair value of the RSUs was determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. The Company recorded no expense during the period ended March 31, 2013 related to the vesting of these RSUs.

In February 2012, the Company granted 584,400 RSUs to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain regulatory and time-based milestones and expire on February 1, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Compensation Committee in shares or a combination of cash or shares. The fair value of the RSUs was determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. During the periods ended March 31, 2013 and March 31, 2012, the Company recorded expense of $0.1million and $0.4 million, respectively, related to the vesting of these RSUs.

(9)	Subsequent Events

In April 2013, the FDA notified the Company that it accepted the Company’s ANCHOR sNDA for review. The acceptance of the sNDA indicates that the application is sufficiently complete to permit a substantive review by the FDA. The application is subject to a standard review and has been assigned a PDUFA date of December 20, 2013. The PDUFA date is the target date for the FDA to complete its review of the sNDA. However, there can be no assurance that the FDA will complete its review of the sNDA by this date. In addition, in April 2013, the FDA approved the Company’s sNDAs covering Chemport and BASF as additional Vascepa API suppliers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and below under Part II, Item IA, “Risk Factors”.

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

Overview

We are a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, we received FDA approval to market and sell our lead product Vascepa® (icosapent ethyl) capsules (formerly known as AMR 101) as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia, which we sometimes refer to as the MARINE indication. Triglycerides are fats in the blood. Vascepa became commercially available in the United States by prescription in January 2013, when we commenced sales and shipments to its network of U.S.-based wholesalers and specialty pharmacy providers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication.

We are also developing Vascepa for the treatment of patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated LDL-C levels. This indication is referred to as mixed dyslipidemia or the ANCHOR indication. In February 2013, we submitted an sNDA to the FDA seeking approval of Vascepa for the ANCHOR indication. In April 2013, the FDA notified us that it accepted the sNDA for review. The acceptance of the sNDA indicates that the application is sufficiently complete to permit a substantive review by the FDA. The application is subject to a standard review and has been assigned a PDUFA date of December 20, 2013. The PDUFA date is the target date for the FDA to complete its review of the sNDA. However, there can be no assurance that the FDA will complete its review of the sNDA by this date.

In December 2011 we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA – Intervention Trial), which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. We do not believe the final results of the REDUCE-IT study will be required for FDA approval of Vascepa for the ANCHOR indication.

Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 40 million adults in the United States have elevated triglyceride levels (TG >200mg/dL) and approximately 4.0 million people in the United States have severely high triglyceride levels (TG ≥500mg/dL), commonly known as very high triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides also provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

The potential efficacy and safety of Vascepa was studied in two Phase 3 clinical trials, the MARINE trial and the ANCHOR trial. At a daily dose of 4 grams of Vascepa, the dose at which Vascepa is FDA-approved for the MARINE indication, these trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial. These trials also showed favorable results, particularly with the 4-gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in patients treated with Vascepa was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

Commercialization Strategy

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication. In preparation for our commercial launch, we hired and trained a direct sales force of approximately 275 sales representatives. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. Our clinical and commercial supply is provided to us under agreements with various third-party suppliers. As of the date of this Quarterly Report, we have 16 patents issued in the United States as well as an additional 6 patent applications which have been allowed by the United States patent office pending issuance for a total of 22 patents issued or allowed. In addition, we have more than 30 additional patent applications pending in the United States. We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States. These patent applications are part of our strategy to protect the commercial potential of Vascepa, which generally includes obtaining and maintaining intellectual property rights, maintaining trade secrets, seeking regulatory exclusivity and taking advantage of manufacturing barriers to entry.

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

Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. As of the date of this Quarterly Report, we do not believe that we can provide a reasonably accurate forecast of Vascepa revenues and we provide no guidance regarding anticipated levels of Vascepa revenues. In addition, we believe that investors should view the results for the first quarter of 2013 with caution, as data for this single and limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa. We believe investors should consider our results for the first quarter of 2013 together with results over several future quarters, or longer, before making an assessment about potential future performance. During the three months ended March 31, 2013, we acquired approximately $11.8 million of Vascepa API of which approximately $8.8 million was capitalized to inventory as of March 31, 2013 and the balance of which was included as a component of research and development expense because it was received from suppliers which had not yet been qualified by the FDA. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. We are working with Slanmhor to pursue FDA approval for Slanmhor to manufacture Vascepa API. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense.

We anticipate continuing to make substantial purchases of supply during 2013 and beyond. We anticipate that our gross margin from Vascepa sales will be lower in 2013 than in subsequent years due to multiple factors, including API supply pricing with our earliest approved supplier, particularly as it relates to our earliest volume of purchases from this supplier, being higher than supply pricing at more recently agreed suppliers, tiered supply pricing at certain suppliers such that cost per kilogram of supply purchases are scheduled to decline as volume of purchases increase, recent improvement in currency exchange rates, geography of our suppliers, special initial stocking discounts provided to wholesalers and pharmacies to encourage them to stock Vascepa in advance of Vascepa’s commercial launch, and rebate cards offered to consumers fulfilling prescriptions for Vascepa to reduce the size of the consumer’s co-payment requirements while we work with payors to migrate Vascepa coverage from “tier-3” to “tier-2” in these payors’ drug pricing systems. The Company anticipates that amounts that it will agree to provide payers as rebates for tier-2 insurance coverage on sales of Vascepa will cost the Company less than costs under the Company’s current rebate card program.

Financial Position

We believe that our cash and cash equivalents balance of $201.8 million at March 31, 2013 is sufficient to fund our operations for at least the next twelve months, including initial commercialization of Vascepa and the advancement of the REDUCE-IT cardiovascular outcomes study. In order to fund our commercialization plans, in particular to fully support the marketing and sale of Vascepa in the ANCHOR indication, we will likely need to enter into a strategic collaboration or raise additional capital.

Financial Operations Overview

Revenue. All of our revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to Distributors, primarily wholesalers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, we do not recognize revenue from customers when we cannot reasonably estimate product returns. Because of our limited selling history, during the quarter ended March 31, 2013, we only recognized revenue on product that we could substantiate being resold by the Distributors for purposes of fulfilling prescriptions. The value of product shipped to Distributors, but not resold by the Distributors, even when invoices for such shipments have been collected in full, have been deferred until we have evidence that the product was resold or until we gain sufficient history with our customers to be able to estimate product returns. As of May 9, 2013, we had no material product returns.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, all of which through March 31, 2013 was from Nisshin Pharma, Inc., or Nisshin, our first approved API supplier. No inventory from BASF or Chemport, which API suppliers were approved in April 2013, was included in inventory at March 31, 2013 or in cost of goods sold for the quarter ended March 31, 2013.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expense, in our sales, marketing, executive, business development, finance and information technology functions. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying unapproved contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts, including patent costs and milestone payments. We expense research and development costs as incurred.

Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our 3.5% exchangeable debt and interest incurred under our December 2012 financing arrangement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Interest expense under our 3.5% exchangeable debt includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discount and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other income, net, consists primarily of foreign exchange gains and losses.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—We sell Vascepa principally to a limited number of Distributors that in turn resell Vascepa to retail pharmacies that subsequently resell it to patients and health care providers. Our policy is to recognize net product revenues from sales of Vascepa upon delivery to the Distributor as long as (i) there is persuasive evidence that an arrangement exists between us and the Distributor, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable.

We began recognizing revenue from the sale of Vascepa following our commercial launch in the U.S in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, until we achieve sufficient history with respect to Vascepa sales such that we can reliably estimate returns based on sales to our Distributors, we have determined that sale of product to Distributors does not meet the criteria for revenue recognition at the time of shipment to our Distributors due to limited returns history which impedes the Company’s ability to estimate such returns. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Distributors, we anticipate that revenues will be recognized based on sales to our Distributors. We currently defer Vascepa revenue recognition until the earlier of the product being resold by the wholesalers for purposes of fulfillment of patient prescriptions; or the expiration of the right of return (twelve months after the expiration date of the product). We also defer the related cost of product sales associated with the deferred revenues and record such deferred cost as finished goods inventory held by others until the associated revenue is recognized.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

Derivative Financial Liabilities—Derivative financial liabilities on initial recognition are recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using valuation techniques; typically we use the Black-Scholes option pricing model. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the warrant derivative liability reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We recorded a financial derivative related the change in control provision associated with our December 2012 debt financing. During 2013 we recorded a derivative on our forward foreign exchange contracts. The fair value of these derivatives could fluctuate based on changes in the assumptions used in the valuation models.

Inventory Capitalization—Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the U.S. for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the current period. After Vascepa was approved, we began to capitalize inventory purchased from the supplier approved in the NDA. As of March 31, 2013, only one of our API suppliers was approved for use by the FDA. We have additional supply agreements with three other suppliers (BASF, Chemport and Slanmhor). In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers and we will capitalize subsequent purchases from them. We are working with Slanmhor to pursue FDA approval for Slanmhor to manufacture Vascepa API. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we plan to capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals will not be subsequently capitalized, and all such purchases will be quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 versus March 31, 2012

Revenue. We recorded revenue of $2.3 million during the three months ended March 31, 2013. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication on January 28, 2013. We recorded no revenue in 2012. All of our revenue in the three months ended March 31, 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with our revenue recognition policy, until we have more experience with the sale of Vascepa and can better estimate product returns, we currently recognize revenue only for product which has been resold by our Distributors for purposes of fulfillment of prescriptions. During the three month period ended March 31, 2013, we invoiced Distributors for $5.2 million, net of all applicable discounts and rebates, including a discount for a one-time initial stocking fees to incentivize the Distributors to stock Vascepa prior to launch. As of May 1, 2013, of the net $5.2 million amount invoiced for shipments prior to March 31, 2013, we collected $5.1 million, including $2.9 million received prior to March 31, 2013. We believe that the full amount invoiced through March 31, 2013 will be collected, net of applicable discounts. The excess of the amount billed and the amount recognized as revenue for the quarter ending March 31, 2013, net of applicable discounts and rebates, has been recorded as deferred revenue.

During the three months ended March 31, 2013, our net revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on tier 2. Our cost for these co-payment mitigation rebates is up to $75 dollars per prescription filled during 2013. Commencing in March and April 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. Over 4,000 clinicians have written prescriptions for Vascepa and we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2013 was $1.3 million, and includes the cost of API for Vascepa on which revenue was recognized during period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012. All API sold during the three months ended March 31, 2013 was sourced from a single API supplier. The contracted cost of supply from this API supplier for initial purchase volumes is higher than the contracted cost from our other API suppliers. Contracted purchase costs from this initial API supplier reflect that they were working with Amarin prior to commencement of the MARINE and ANCHOR clinical trials, and are anticipated to decline as additional API volume is purchased. As of March 31, 2013, our minimum purchase obligation with this supplier was reduced to $5.4 million. In the future, we anticipate making continued purchases from this initial supplier at substantially lower unit pricing than the pricing of the initial purchases from this supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, including Chemport and BASF, both of which were approved by the FDA in April 2013 to produce Vascepa API. We expect that our API costs will be lower in the future due to recent improvements in foreign currency exchange rates and potential advantages derived from the geographical mix of its suppliers.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2013 was $39.3 million, versus $14.0 million in the prior year period, an increase of $25.3 million, or 181%. Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 are summarized in the table below (in thousands):

	Three Months Ended March, 31
	2013	2012
Selling, general and administrative expenses, excluding non-cash expenses(1)	$35,658	$8,571
Non-cash stock based compensation expense (2)	4,060	3,082
Non-cash warrant related compensation (income) expense (3)	(451)	2,374

	$39,267	$14,027

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended March 31, 2013 was $35.7 million, versus $8.6 million in the prior year period, an increase of $27.1 million, or 315%. The increase was due primarily to cost increases in 2013 of $12.8 million for sales force staffing, an increase of $14.3 for marketing program spending, and increased costs for other general and administrative costs incurred in connection with the initial commercialization of Vascepa. During the three months ended March 31, 2013, excluding stock-based compensation and warrant-related compensation, our selling expenses, marketing expenses and general and administrative expenses were approximately $12.8 million, $19.0 million and $3.9 million, respectively. The three months ended March 31, 2013 was the first quarter in which we were selling Vascepa and costs during this period including certain launch-related costs. In the prior year period, we had no sales expenses and were in the planning, preparing and market research stages with our marketing organization.
(2)	Stock-based compensation expense for the three months ended March 31, 2013 was $4.1 million, versus $3.1 million in the prior year period, an increase of $1.0 million, or 32.3%, primarily reflecting an increase in the number of awards outstanding during the period ended March 31, 2013 versus the prior period, and also in the fair value of new option awards granted to attract and retain qualified employees.
(3)	Warrant-related compensation income for the three months ended March 31, 2013 was $0.5 million, versus expense of $2.4 million in the prior year period. Warrant related compensation income for the period ended March 31, 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three of our former employees, net of warrants exercised. The increase in the fair value of the warrants for the three months ended March 31, 2013 is due primarily to a decrease in our stock price between December 31, 2012 and March 31, 2013. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect selling, general and administrative costs in 2013 to increase over 2012 levels as we ramp up the launch of Vascepa, including costs for marketing programs, sales force staffing and support costs and investments in infrastructure. We anticipate that if revenues continue to grow during 2013, selling, general and administrative costs will also increase over current levels although we are not anticipating any significant increase in such costs until revenues increase significantly.

Research and Development Expense. Research and development expense for the three months ended March 31, 2013 was $21.8 million, versus $4.8 million in the prior year period, an increase of $17 million, or 354%. Research and development expenses for the three months ended March 31, 2013 and 2012 are summarized in the table below (in thousands):

	Three Months Ended March, 31
	2013	2012
Research and development expenses, excluding non-cash expense (1)	$21,024	$3,964
Non-cash stock based compensation expense (2)	814	792

	$21,838	$4,756

(1)	Research and development expense, excluding non-cash charges, for the three months ended March 31, 2013 was $21.0 million, versus $4.0 million in the prior year period, an increase of $17.0 million, or 425%. The increase in research and development expense was due primarily to $8.0 million from increased clinical costs in 2013 primarily for the REDUCE-IT cardiovascular outcomes study, $3.0 million included in research and development expense for purchases of Vascepa API from suppliers still undergoing qualification and $1.0 million for regulatory filing fees associated with the ANCHOR sNDA.
(2)	Stock based compensation expense included within research and development was $0.8 million for each of the three months ended March 31, 2013 and 2012.

In December 2011, we announced that the first patient was dosed in the REDUCE-IT study. During 2012, as planned, we expanded the REDUCE-IT study to include clinical sites in multiple countries, activated clinical sites and enrolled patients. We believe that the patient enrollment phase of the REDUCE-IT study will be the most expensive phase of the study. We anticipate that REDUCE-IT study costs will continue to increase in 2013 as we seek to continue to enroll patients while also continuing our study of patients who were previously enrolled. During 2013, we anticipate incurring expense through our clinical research organization in connection with this trial of between $30 million and $40 million, inclusive of the amounts spent during the first three months of 2013.

The amount charged to research and development expense in 2013 for supply-related purchases cannot be reasonably predicted as it depends on the timing of supply shipped to us from Slanmhor and the timing of FDA approval of the Slanmhor and their facilities with respect to Vascepa production. We anticipate placing supply purchase orders with Slanmhor prior to FDA approval of their facilities provided that we are satisfied that the supply is produced in an appropriate cGMP environment and conforms to our Vascepa API specifications. All such purchases will be quarantined and not used for commercial supply until such time as the sNDA for the applicable supplier that produced the API is approved. After API suppliers are approved, supply purchases from them will be capitalized as a component of inventory. During the three months ended March 31, 2013, we acquired approximately $11.8 million of Vascepa API of which $8.8 million was capitalized to inventory as of March 31, 2013 and the balance of which was included as a component of research and development expense because it was received from suppliers which had not yet been qualified by the FDA. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. We are working with Slanmhor to pursue FDA approval for Slanmhor to manufacture Vascepa API. Until an API supplier is approved, all Vascepa API purchased from Slanmhor is included as a component of research and development expense.

We may also increase research and development costs in 2013 related to AMR102, our product candidate that combines Vascepa with a leading statin. The amount and timing of AMR102 development costs depends on our completion of evaluation of our study that we commenced in 2012 and internal resource allocation. We are currently reviewing the results of this study and considering further development and commercialization plans for this product candidate.

Gain (loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the three months ended March 31, 2013 was a gain of $3.6 million versus a loss of $66.2 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities in comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 Biopharma financing and (iii) an unrealized loss on foreign exchange contracts of $0.7 million.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2012 was $54.9 million and we recognized a $5.4 million gain on change in fair value of derivative liability for the period ended March 31, 2013 for these warrants. The fair value of the warrant derivative liability at December 31, 2011 was $123.1 million and we recognized a $66.2 million loss on change in fair value of derivative liability for the period ended March 31, 2012. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At December 31, 2012, the fair value of the derivative was determined to be $14.6 million, and at March 31, 2013, the fair value of the derivative was determined to be $15.6 million. We recognized a $1.0 million loss on change in fair value of derivative liability at March 31, 2013.

We use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of March 31, 2013 we held foreign exchange forward contracts with notional amounts totaling $15.0 million. As of March 31, 2013, we recognized expense of $0.7 million for a foreign exchange forward contract derivative liability, which was included as a component of change in fair value of derivative liabilities and in other current liabilities at March 31, 2013.

Interest (Expense) Income, net. Interest income includes interest earned on cash balances. Interest expense includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discount and the debt obligation coupon interest. In addition, we also recognize interest expense under our December 2012 financing agreement with Biopharma. During the three months ending March 31, 2013, we recognized interest expense of $4.8 million related to the exchangeable debt, of which $2.9 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $1.3 million represents contractual coupon interest, and $0.6 million represents the amortization of the discount from the underwriter’s discounts and offering costs. For the three months ended March 31, 2013, we recorded $3.4 million and $0.7 million of cash and non cash interest expense, respectively, related to the Biopharma financing agreement. These recorded amounts related to the Biopharma financing reflect the Company’s expectation that its Vascepa revenue levels will be high enough to support repayment to Biopharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by the Company if the threshold revenue levels are not achieved.

Other (Expense) Income, net. Other expense (income) primarily includes gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2013 include cash and cash equivalents of $201.8 million. Our projected uses of cash include the continued funding of the REDUCE-IT study, continued commercialization of Vascepa, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2013	2012
Cash (used in) provided by continuing operations:
Operating activities	$(59.6)	$(17.7)
Investing activities	—	(0.1)
Financing activities	1.1	147.0

(Decrease) increase in cash and cash equivalents	$(58.5)	$129.2

The Company estimates that during 2013 its cash and cash equivalents, similar to the three months ended March 31, 2013, will decrease on a quarterly basis. The Company estimates that the net amount of such future quarterly decreases in its cash and cash equivalents during 2013 will not be substantially more, and will more likely be less, than the $58.5 million decrease reported for the three months ended March 31, 2013.

On December 6, 2012 we entered into an agreement with Biopharma. Under this agreement, we granted to Biopharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay Biopharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a repayment of $2.5 million of interest due to Biopharma in November 2013, subject to the limitation described below. Additional quarterly repayments are due thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. Payment of such carried forward amounts are subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. We can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount.

On January 9, 2012, Amarin, through our wholly-owned subsidiary Corsicanto Limited, or Corsicanto, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 in aggregate principal amount of its 3.50% exchangeable senior notes due 2032. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. These notes were issued pursuant to an indenture dated as of January 9, 2012, by and among Corsicanto, us as guarantor, and Wells Fargo Bank, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by us. The notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of our shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at our election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs.

We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months, including continued commercialization of Vascepa and advancement of the REDUCE-IT cardiovascular outcomes study. In order to fund our commercialization plans, in particular to fully support the marketing and sale of Vascepa in the ANCHOR indication, we will likely need to enter into a strategic collaboration or raise additional capital.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2013	2014 to 2015	2016 to 2017	After 2017
Contractual Obligations:
Purchase obligations (1)	$5.4	$5.4	$—	$—	$—
Operating lease obligations (2)	4.1	0.7	1.6	1.6	0.2
Interest payment obligations—exchangeable debt (3)	5.2	2.6	2.6	—	—
Principle & Interest payment obligations—Biopharma (4)	150.0	2.5	64.5	83.0	—

Total contractual cash obligations	$164.7	$11.2	$68.7	$84.6	$0.2

(1)	Represents minimum purchase obligations under our supply agreement with Nisshin as of March 31, 2013. We purchased $8.8 million during the three months ended March 31, 2013 and as of March 31, 2013 had additional purchase obligations of $5.4 million. In an effort to further expand production capacity at this supplier or through the addition of supplemental suppliers, we may make capital commitments to support their expansion, particularly if such commitments further reduce the cost to us of the manufactured product.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Bedminster, NJ and Groton, CT.
(3)	Represents interest payments due under the terms of our 3.5% exchangeable senior notes (“notes”) due 2032, assuming they remain outstanding for 24 months and have not been exchanged for ADRs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADRs.
(4)

Represents principle and interest payments that we anticipate paying under the terms of the agreement entered into with Biopharma. Under this agreement, we granted to Biopharma a security interest in future receivables and all rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay Biopharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a payment of $2.5 million of interest due to Biopharma in November 2013, subject to the limitation described below. Additional quarterly repayments are due thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. The table above reflects payment in full of the scheduled quarterly amounts with such potential elected reductions.

We do not enter into financial instruments for trading or speculative purposes. At March 31, 2013, we had three forward exchange contracts with a nominal amount of $15.0 million to hedge payments made in foreign currency for API supply. As of March 31, 2013 we recorded an unrealized loss of $0.7 million under these contracts.

The above table also does not reflect potential material purchases under the API supply agreements with BASF, Chemport or the consortium led by Slanmhor. In April 2013, we announced the approval by the FDA of the sNDAs covering Chemport and BASF. These commercial supply agreements provide access to additional API supply that is incremental to supply from Nisshin Pharma, our other existing FDA-approved API supplier. Each of these additional API agreements contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa following commercial launch. These API suppliers are self-funding these expansion plans with contributions from us. These agreements include requirements for the suppliers to qualify their materials and facilities. We anticipate incurring certain costs associated with the qualification of product produced by these suppliers. These agreements include annual purchase levels enabling us to maintain supply exclusivity with each respective supplier, and to prevent potential termination of the agreements. These minimum purchase levels do not contractually begin until the applicable sNDA for the supplier is approved by the FDA, if ever, and upon the achievement of manufacturing capacity expansion. Because Chemport and BASF were not approved until April 2013 and Slanmhor is not yet approved, these amounts are excluded from the above table. The two supply agreements entered into in 2011 with BASF and Chemport also include (i) development fees up to a maximum of $0.5 million, (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to us if a supplier does not successfully develop and qualify the API by a certain date, and (iii) a raw material purchase commitment of $1.1 million. Under these agreements, during the three months ended March 31, 2013 we purchased $1.6 million of Vascepa API from Chemport.

The agreement with Slanmhor, the fourth API supplier, provides for development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases. Under this agreement, during the three months ended March 31, 2013 we made payments of $3.9 million to Slanhmor related to stability and technical batches and advances on future API purchases.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone ($11.6 million on July 26, 2012) as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.2 million during the three months ended March 31, 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.4 million at March 31, 2013). Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.6 million at March 31, 2013) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.2 million at March 31, 2013).

In addition to the obligations in the table above, we have approximately $0.8 million of liability for uncertain tax positions that have been recorded in long-term liabilities at March 31, 2013. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013.

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

As of March 31, 2013, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than new controls added related to revenue recognition and cost of goods sold.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2013, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, our ability to successfully commercially launch Vascepa, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory agencies, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on February 28, 2013.

Risks Related to the Commercialization and Development of Vascepa

We are dependent upon the success of Vascepa, which only recently obtained FDA approval and launched commercially in the MARINE indication.

As a result of our reliance on a single product and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depends on our ability to execute our commercial strategy for Vascepa in the United States, which we only recently launched in January 2013. If commercialization efforts for Vascepa in the MARINE indication or, if approved, the ANCHOR indication, are not successful, our business will be materially and adversely affected. Even if we are able to develop additional products from our research and development efforts, the development time cycle for products typically takes several years. This restricts our ability to respond to adverse business conditions for Vascepa. If we are not successful in developing any future product or products, or if there is not adequate demand for Vascepa or the market for such product develops less rapidly than we anticipate, we may not have the ability to effectively shift our resources to the development of alternative products or do so in a timely manner without suffering material adverse effects on our business. As a result, the lack of alternative products we develop could constrain our ability to generate revenues and achieve profitability.

*	We recently launched Vascepa in the MARINE indication in the United States with our own, newly established sales and marketing teams and distribution channels and we may not be successful. Historical results may not be consistent with or predictive of future results.

In late January 2013, we began selling and marketing Vascepa in the United States through our own, newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure. We hired key personnel in these areas over the last several years and hired and trained a professional sales force in early January 2013. The commercial launch of a new pharmaceutical product is a complex undertaking for a company to manage, and we have very limited experience as a company operating in this area. Factors related to building and managing our own sales and marketing organization that can inhibit our efforts to successfully commercialize Vascepa on our own include:

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

In addition, we believe that investors should view the results for the first quarter of 2013 with caution, as data for this single and limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa. We believe investors should consider our results for the first quarter of 2013 together with results over several future quarters, or longer, before making an assessment about potential future performance.

We have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of Vascepa. If we are not successful in our efforts to market and sell Vascepa on our own, market acceptance of Vascepa may be harmed, our anticipated revenues will be materially and negatively impacted, and we may need additional funding or seek a strategic licensing or co-promotion transaction as a means of raising additional funds.

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

* We may not be able to compete effectively against our competitors’ pharmaceutical products.

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

        In addition, we are aware of other pharmaceutical companies that are developing products that, if approved, would compete with Vascepa. These include a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA) that is being developed by Omthera Pharmaceuticals, which in April 2012 announced its top-line Phase 3 clinical trial results and indicated that it plans to submit an NDA during 2013 for the treatment of hypertriglyceridemia. We also understand that another company, Trygg Pharma AS, has completed a Phase 3 study of an omega-3 based drug candidate for hypertriglyceridemia, but we believe Trygg has not yet announced results from that study. It is possible that Trygg Pharma has filed for FDA approval of its product candidate. In addition, Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. We believe Resolvyx Pharmaceuticals and Catabasis Pharmaceuticals are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids but, to our knowledge, neither has initiated a Phase 2 clinical trial of its product. In addition, we are aware that Essentialis, Inc is developing a controlled release diazoxide product for the treatment of hypertriglyceridemia and that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Essentialis, Inc. has reported that they have completed Phase 2 clinical studies with its product. Matinas BioPharma, Inc. has reported that it is preparing to file an Investigational New Drug Application with the FDA and conduct a human study in 2013.

Vascepa will also face competition from dietary supplement companies marketing naturally occurring omega-3 fatty acids as nutritional supplements. We cannot be sure physicians will view the FDA-approved prescription-only status, and EPA-only purity of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements.

* Competitors may seek approval of generic versions of Vascepa.

In April 2013, the FDA published draft guidance for companies that may seek to develop generic versions of Vascepa. If an application for a generic version of Vascepa were filed and if NCE exclusivity is not granted to Vascepa, the FDA may accept the filing for review and we would likely engage in costly litigation with the applicant to protect our patent rights. If the generic filer is ultimately successful in patent litigation against us, meets the requirements for a generic version of Vascepa to the satisfaction of the FDA (after the applicable regulatory exclusivity period and, typically, the litigation-related 30-month stay period expire), and is able to supply the product in significant commercial quantities, the generic company could, with the market introduction of a generic version of Vascepa, limit our U.S. sales, which would have an adverse impact on our business and results of operations.

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

* Our ability to generate increased revenue depends, in part, on FDA approval for the use of Vascepa in the ANCHOR indication in the United States and potentially on other regulatory approvals outside the United States, and we may be delayed in obtaining, or never obtain, such approvals.

The costs involved in obtaining regulatory approvals for pharmaceutical products can be substantial. While we are currently marketing Vascepa for use in the MARINE indication in the United States, our ability to commercialize Vascepa in the ANCHOR indication in the United States or market Vascepa for either indication outside of the United States is dependent upon receiving additional regulatory approvals. In April 2013, the FDA accepted our Supplemental New Drug Application, or sNDA, which seeks approval for the use of Vascepa in the ANCHOR indication, and the FDA has assigned the sNDA a Prescription Drug User Fee Act, or PDUFA, date of December 20, 2013 for the completion of its review. The PDUFA date is the goal date for the FDA to complete its review of the sNDA. However, there can be no assurance that the FDA will complete its review of the sNDA by this date. Additionally, the FDA could deny approval of our sNDA and require additional testing or data. If the FDA takes any of these actions, they could have a material adverse effect on our operations and financial condition, including our ability to reach profitability.

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

Risks Related to our Reliance on Third Parties

* Our supply of product for commercial supply and clinical trials is dependent upon relationships with third party manufacturers and key suppliers.

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

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of Chemport, Inc. and BASF as additional Vascepa API suppliers. We now plan to use and purchase additional commercial supply from Chemport and BASF (formerly Equateq Limited) in addition to Nisshin. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third party sources of supply.

While we have contractual freedom to source the API for Vascepa and have entered into supply agreements with multiple suppliers who also rely on other third party suppliers of the key raw material to manufacture the API for Vascepa, Nisshin currently supplies a large majority of our API for Vascepa. Our strategy in adding API suppliers beyond Nisshin has been to expand manufacturing capacity and to partially mitigate the risk of reliance on one supplier Both Chemport and BASF continue to expand their API manufacturing capacity and bring to three the number of qualified worldwide suppliers of API for Vascepa.

Also, in December 2012 we announced the addition of an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc., or Slanmhor, to our planned API global supply chain for Vascepa. Slanmhor was spun-out from Ocean Nutrition Canada, or ONC, prior to the May 2012 acquisition of ONC by Royal DSM N.V., a global leader in life sciences and materials sciences. Amarin now has a total of four suppliers for Vascepa API to utilize in supporting the global commercialization of Vascepa, subject to appropriate regulatory approval of Slanmhor. We intend to submit an additional sNDA for Slanmhor after it successfully completes the qualification process.

Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers are limited and costs associated with projected expansion and qualification can be significant. The resources of our suppliers vary. For example, Chemport, which was approved as one of our API supplier in April 2013, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from Nisshin, Chemport and BASF. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

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

The manufacture and packaging of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, Nisshin plans to expand it capacity to supply API to us by further expanding their current facility. If we are not able to manufacture Vascepa to required specifications through Nisshin, Chemport and BASF, or other potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices, or cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, we have plans to file a supplemental NDA to add Slanmhor as an additional API supplier for Vascepa. If Slanmhor cannot establish, to the satisfaction of the FDA, that it is in substantial compliance with cGMPs, and that the products manufactured at its site meets FDA requirements, we may not be able to manufacture API from that site, our supply of API for Vascepa may be delayed, and our anticipated future revenues and financial results may be materially adversely affected if such supply can not be satisfied by our other three API suppliers.

Furthermore, the FDA and foreign regulatory agencies require that we be able to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis, including proven product stability, and document our ability to do so. This requirement is referred to as process validation. This includes stability testing, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, the commercial supply of Vascepa may be delayed, or we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand.

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

Risks Related to our Intellectual Property and Regulatory Exclusivity

* We are dependent on patents, proprietary rights and confidentiality to protect the commercial potential of Vascepa.

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

As of the date of this Quarterly Report, we have announced that 22 patent applications in the United States have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Of such 22 allowed and issued applications, we currently have

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering highly pure EPA which expires in 2021,

•	13 U.S. patents covering the use of Vascepa and potentially competitive products in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030, and

•

6 additional patent applications for which Notices of Allowance from the United States Patent and Trademark Office, or USPTO, have been published, each of which with terms that expire in 2030 and are related to the use of Vascepa and potentially competitive products in either the MARINE or anticipated ANCHOR indication.

A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that our issued patents and our pending patents, if and when issued, will prevent competitors from competing with Vascepa.

We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States, including an application for our MARINE method of use patent in Europe for which we received an Intention to Grant letter from the European Patent Office. We may be dependent in some cases upon third party licensors to pursue filing, prosecution and maintenance of patent rights or applications owned or controlled by those parties. It is possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to us. In cases where third parties are first to invent a particular product or technology, or first to file after various provisions of the America Invents Act of 2011 went into effect on March 16, 2013, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from utilizing such technology or commercializing our current and future products.

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

* If Vascepa is not granted new chemical entity exclusivity protection from the FDA our business may be materially harmed.

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

NCE marketing exclusivity, if granted, would preclude approval during the five-year exclusivity period of certain 505(b)(2) applications or abbreviated new drug applications submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, Amarin may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. If we are not able to gain or exploit the period of marketing exclusivity, we may face significant competitive threats to our commercialization of these compounds from other manufacturers, including the manufacturers of generic alternatives. Further, even if Vascepa is considered to be a NCE and we are able to gain five-year marketing exclusivity, another company could challenge that decision to seek to overturn FDA’s determination. Another company could also gain such marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

If Vascepa is not granted NCE marketing exclusivity, we expect it will be granted three years of new product exclusivity under the Hatch-Waxman Amendments. A three-year period of exclusivity is granted under the Hatch-Waxman Amendments for a drug product that contains an active moiety that has been previously approved when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Our MARINE trial was a new clinical investigation that was essential to the approval of our new drug application. We are entitled to at least three-year exclusivity even if the FDA determines that the EPA moiety was previously approved in Lovaza because our MARINE clinical investigation was essential for the approval of our new drug product, Vascepa.

Such three-year exclusivity protection would preclude the FDA from approving a marketing application for a duplicate of Vascepa, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval, although the FDA may accept and commence review of such applications during the exclusivity period. Such three-year exclusivity grant would not prevent a company from challenging the validity of our patents at any time. In this case, Amarin may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the period that Amarin responds to a pending patent challenge, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

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

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2012, 2011, and 2010, we reported losses of approximately $179.2 million, $69.1 million and $249.6 million, respectively, and we had an accumulated deficit at December 31, 2012 of $747.6 million. For the three months ended March 31, 2013 and 2012, we reported losses of approximately $62.2 million and $88.3 million, respectively, and we had an accumulated deficit at March 31, 2013 of $809.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period, even after we begin to generate revenues from our commercialization of Vascepa. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for both 2013 and 2014 in connection with our REDUCE-IT cardiovascular outcomes study for Vascepa and other activities. In addition, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as we attempt to commercialize Vascepa. Our shift in focus from research and development to commercialization, and the changes in operating costs relating to that shift, will also require us to make changes to our accounting results and procedures, which may have an adverse effect on our reported revenue or profit, if any.

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

        We currently operate with limited resources. At March 31, 2013, we had cash and cash equivalents of approximately $201.8 million. We believe that our current resources will be sufficient to fund our projected operations for at least the next twelve months, which projected operations contemplate not only working capital and general corporate needs but also the recent commercial launch of Vascepa and the advancement of the REDUCE-IT cardiovascular outcomes study.

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

As of March 31, 2012, there were warrants outstanding for the purchase of up to 9,866,826 American Depository Shares, or ADSs, each representing one of our ordinary shares, with a weighted average exercise price of $1.44 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. The notes are exchangeable under certain circumstances into cash, our ADS, or a combination of cash and ADS, at our election, with a current exchange rate of 113.4752 ADS per $1,000 principal amount of notes. Although we intend to settle these notes in cash, if we elected physical settlement, the notes would initially be exchangeable into 17,021,280 ADS.

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

As of May 2, 2013 we had 150,683,131 common shares outstanding. As of May 2, 2013 there were 150,312,023 shares held as ADSs and 371,108 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

We are incorporated under the laws of England and Wales, and our subsidiaries are incorporated in various jurisdictions, including foreign jurisdictions. A number of the officers and directors of each of our subsidiaries are non-residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against them judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised by our English solicitors that there is doubt as to the enforceability in England in original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent predicated upon the federal securities laws of the United States.

Our directors, management and affiliated investment funds exercise significant control over our company, which will limit your ability to influence corporate matters.

As of May 2, 2013 our executive officers, directors and affiliated investment funds collectively controlled approximately 10.2% of our outstanding ordinary shares, excluding any shares subject to ADSs that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these shareholders, if they act together, will be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

        In addition, we entered into an agreement with various participants in the October 2009 private placement under which investment funds affiliated with Orbimed Advisors LLC, Sofinnova Ventures and Abingworth LLP have the ability to designate persons for Amarin to nominate to its Board of Directors and the other participants have given these investments funds a proxy to vote their securities in favor of these nominees. We have a continuing obligation to nominate one (1) designee of investment funds affiliated with Sofinnova Ventures to its Board of Directors for so long as such funds beneficially own at least fifty percent (50%) of the ADSs they purchased in the October 2009 private placement. Dr. James I. Healy was designated by investment funds affiliated with Sofinnova Ventures pursuant to this arrangement. In addition, we have agreed to nominate one (1) designee of investment funds affiliated with Abingworth LLP to its Board of Directors for so long as such funds beneficially own at least five percent (5%) of our outstanding voting securities. Dr. Joseph Anderson was designated by investment funds affiliated with Abingworth LLP under this arrangement. Dr. Anderson has resigned from the Board of Directors effective at our 2013 Annual General Meeting of Shareholders, to be held in July 2013. This concentration of ownership and the above-described arrangement may have the effect of delaying or preventing a change in control of our company that other shareholders may desire and might negatively affect the market price of the ADSs.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1	Lease Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharma Inc., dated May 8, 2013

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero
President (Principal Financial Officer) (On behalf of the Registrant)

Date: May 9, 2013