Form 10-Q
period 2013-06-30
AMARIN CORP PLC\UK
filed 2013-08-08
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

172,144,067 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 469,946 ordinary shares, were outstanding as of August 1, 2013.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$149,426	$260,242
Restricted cash	1,400	—
Accounts receivable	2,267	—
Inventory	28,514	21,262
Deferred tax asset	936	937
Other current assets	2,171	3,253

Total current assets	184,714	285,694

Property, plant and equipment, net	706	811
Deferred tax asset	12,880	8,044
Other non-current assets	5,335	4,951
Intangible asset, net	11,032	11,355

TOTAL ASSETS	$214,667	$310,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$9,688	$17,458
Accrued interest payable	9,555	2,520
Deferred revenue	1,833	—
Accrued expenses and other liabilities	14,358	5,224

Total current liabilities	35,434	25,202

Long-Term Liabilities:
Warrant derivative liability	36,028	54,854
Exchangeable senior notes	141,457	134,250
Long-term debt	86,687	85,153
Long-term debt redemption feature	8,600	14,577
Other long-term liabilities	795	816

Total liabilities	309,001	314,852

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, £0.50 par value, unlimited authorized; 150,752,960 issued, 150,732,881 outstanding at June 30, 2013; 150,360,933 issued, 150,340,854 outstanding at December 31, 2012	124,893	124,597
Additional paid-in capital	630,565	619,266
Treasury stock; 20,079 shares at June 30, 2013 and December 31, 2012	(217)	(217)
Accumulated deficit	(849,575)	(747,643)

Total stockholders’ deficit	(94,334)	(3,997)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214,667	$310,855

See notes to unaudited condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Product revenues	$5,500	$—	$7,842	$—
Operating Expenses:
Cost of goods sold	2,844	—	4,131	—
Research and development	17,489	14,066	39,327	18,822
Selling, general and administrative	33,961	13,635	73,228	27,662

Total operating expenses	54,294	27,701	116,686	46,484

Operating loss	(48,794)	(27,701)	(108,844)	(46,484)
Gain (loss) on change in fair value of derivative liabilities	18,841	(18,930)	22,461	(85,139)
Interest expense, net	(9,345)	(4,317)	(18,205)	(8,268)
Other (expense) income, net	(411)	(52)	(536)	16

Loss from operations before income taxes	(39,709)	(51,000)	(105,124)	(139,875)

(Provision for) benefit from income taxes	(65)	(2,904)	3,192	(2,314)

Net loss	$(39,774)	$(53,904)	$(101,932)	$(142,189)

Loss per share:
Basic and diluted	$(0.26)	$(0.38)	$(0.68)	$(1.03)

Weighted average shares:
Basic and diluted	150,694	140,550	150,562	138,280

See notes to unaudited condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
At January 1, 2013	150,360,933	$124,597	$619,266	$(217)	$(747,643)	$(3,997)
Exercise of warrants	70,000	52	18	—	—	70
Exercise of stock options	319,750	242	299	—	—	541
Tax benefits realized from stock-based compensation	—	—	1,003	—	—	1,003
Shares issued for services	2,277	2	16	—	—	18
Stock-based compensation	—	—	9,963	—	—	9,963
Loss for the period	—	—	—	—	(101,932)	(101,932)

At June 30, 2013	150,752,960	$124,893	$630,565	$(217)	$(849,575)	$(94,334)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
At January 1, 2012	135,832,542	$113,321	$449,393	$(217)	$(568,459)	$(5,962)
Exercise of warrants	9,812,622	7,569	7,361	—	—	14,930
Transfer of fair value of warrants exercised from liabilities to equity	—	—	92,282	—	—	92,282
Conversion option contained in exchangeable notes	—	—	22,898	—	—	22,898
Exercise of stock options	2,485,647	1,953	4,725	—	—	6,678
Tax benefits realized from stock-based compensation	—	—	7,960	—	—	7,960
Shares issued for services	1,742	1	13	—	—	14
Stock-based compensation	—	—	8,709	—	—	8,709
Loss for the period	—	—	—	—	(142,189)	(142,189)

At June 30, 2012	148,132,553	$122,844	$593,341	$(217)	$(710,648)	$5,320

See notes to unaudited condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,932)	$(142,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	75
Stock-based compensation	9,963	8,709
Stock-based compensation—warrants	(1,455)	4,232
Shares issued for services	18	14
Excess tax benefit from stock-based awards	(1,003)	(7,960)
Accrued interest payable	7,035	2,508
Amortization of intangible asset	323	—
Amortization of debt discount and debt issuance costs	8,740	6,020
Deferred income taxes	(4,836)	—
Change in lease liability	(19)	(46)
(Gain) loss on change in fair value of derivative liabilities	(22,461)	85,139
Changes in assets and liabilities:
Restricted cash	(1,400)	—
Accounts receivable	(2,267)	—
Other current assets	1,082	(4,596)
Inventory	(7,252)	—
Other non-current assets	(384)	(5,533)
Accounts payable and other liabilities	3,313	14,505

Net cash used in operating activities	(112,416)	(39,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of long-term investment	—	(825)
Purchases of equipment	(14)	(264)

Net cash used in investing activities	(14)	(1,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	541	6,678
Proceeds from exercise of warrants, net of transaction costs	70	14,930
Excess tax benefit from stock-based awards	1,003	7,960
Proceeds from issuance of exchangeable debt, net of transaction costs	—	144,316
Payments under capital leases	—	(20)

Net cash provided by financing activities	1,614	173,864
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(110,816)	133,653
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	260,242	116,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,426	$250,255

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,625	$—

Income taxes	$765	$313

Non-cash transactions:
Transfer from derivative liability to equity, fair value of warrants exercised	$—	$92,282

See notes to unaudited condensed consolidated financial statements.

AMARIN CORPORATION PLC

Notes to Unaudited Condensed Consolidated Financial Statements

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

Amarin is a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, the Company received approval from the U.S. Food and Drug Administration, or FDA, to market and sell its lead product Vascepa® (icosapent ethyl) capsules (formerly known as AMR 101) as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia, which the Company sometimes refers to as the MARINE indication. Triglycerides are fats in the blood. Vascepa became commercially available in the United States by prescription in January 2013, when the Company commenced sales and shipments to its network of U.S.-based wholesalers and specialty pharmacy providers. On January 28, 2013, the Company commenced its full commercial launch of Vascepa in the United States for use in the MARINE indication.

Amarin is also developing Vascepa for the treatment of patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated LDL-C levels. This indication is referred to as mixed dyslipidemia or the ANCHOR indication. In February 2013, the Company submitted a supplemental New Drug Application, or sNDA, to the FDA seeking approval of Vascepa for the ANCHOR indication. In April 2013, the FDA notified the Company that it accepted the ANCHOR sNDA for review. The acceptance of the ANCHOR sNDA for review indicates that the application is sufficiently complete to permit a substantive review by the FDA. On June 18, 2013, the FDA informed the Company that it plans to convene an advisory committee on October 16, 2013 to review the Company’s sNDA seeking approval for the marketing and sale of Vascepa for the treatment of patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated LDL-C levels. The application is subject to a standard review and has been assigned a Prescription Drug User Fee Act, or PDUFA, date of December 20, 2013. The PDUFA date is the target date for the FDA to complete its review of the sNDA. However, there can be no assurance that the FDA will complete its review of the sNDA by this date.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the notes to the financial statements (the “Notes”) has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC (the “2012 Form 10-K”). The balance sheet amounts at December 31, 2012 in this report were derived from the Company’s audited 2012 consolidated financial statements included in the 2012 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2013 and 2012, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from June 30, 2013 through the date of the issuance of these condensed consolidated financial statements and has disclosed subsequent events in Note 9.

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

At June 30, 2013, the Company had cash and cash equivalents of $149.4 million. See also Note 9—Subsequent Events for a description of a public offering completed in July 2013 resulting in net proceeds to the Company of approximately $121.1 million.

The Company’s consolidated balance sheet also includes derivative liabilities (see Note 5—Warrants and Warrant Derivative Liability) as well as long term debt and exchangeable senior notes (see Note 6—Debt). The warrant derivative liability reflects the fair value of outstanding warrants to purchase shares of the Company’s common stock. This liability can only be settled in shares of the Company’s stock and, as such, would only result in cash inflows upon the exercise of the warrants—not a cash out-flow. The long term debt is not callable except upon a change in control. The Exchangeable Senior Notes (the Notes) may be redeemed on or after January 19, 2017 at the option of the holders. The Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. Accordingly, the warrant derivative liability, long term debt and Exchangeable Senior Notes do not present a short term claim on the liquid assets of the Company.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least the next twelve months.

(2)	Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Actual results could differ from those estimates. The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue recognition and related allowances, clinical trial expenses, the valuation of inventory, impairment and amortization of intangibles, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Revenue Recognition

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. Patients are required to have a prescription in order to purchase Vascepa. In accordance with GAAP, the Company’s revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between the Company and the Distributor, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable.

The Company commenced its commercial launch in the United States on January 28, 2013. Prior to 2013, the Company recognized no revenue from Vascepa sales. In accordance with GAAP, until the Company has the ability to reliably estimate returns of Vascepa from its Distributors, revenue will be recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from the Company to such Distributors. Consistent with industry practice, once the Company achieves sufficient history such that it can reliably estimate returns, the Company will recognize revenue based on sales to its Distributors. The Company currently defers Vascepa revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions; or the expiration of the right of return (twelve months after the expiration date of the product). The Company also defers the related cost of product sales and records such amounts as finished goods inventory held by others until revenue related to such product sales is recognized.

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

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, other government agencies and various private organizations, or collectively, its Third-party Payors, so that Vascepa will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s Distributors and (iv) information obtained from other third parties regarding the payor mix for Vascepa.

Product Returns: The Company estimates the amount of Vascepa that will be returned and deducts these estimated amounts from its gross revenues at the time that revenues are recognized. The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of June 30, 2013, the Company had experienced no product returns. During the six months ended June 30, 2013, the period in which the Company began selling Vascepa, the Company was not able to reasonably estimate product returns for all product sold to Distributors but the Company was able to reasonably estimate product returns for certain sales of Vascepa based on product used to fill patient prescriptions as determined by inventory estimated to be in the distribution channel and third party reports of prescriptions filled. In making this assessment, the Company used (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for Vascepa and who reside in states that permit co-pay mitigation programs. The Company’s co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Vascepa’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish its accruals for co-pay mitigation rebates and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s co-pay mitigation rebates offered to date will expire on December 31, 2013. The Company adjusts its accruals for co-pay mitigation rebates based on its estimates regarding the portion of issued rebates that it estimates will not be redeemed. In addition, as is customary prior to the launch of new drugs, the Company provided certain of its Distributors with financial incentives to begin stocking Vascepa prior to the Company’s commercial launch of Vascepa in order to ensure that Vascepa was readily available to fill patient prescriptions upon launch. Such incentives were only offered on purchases of initial launch quantities of Vascepa stocked by Distributors in January 2013. The amount of these financial incentives is recorded by the Company as a reduction to revenues on a pro-rata basis for each of the bottles subject to such financial incentives.

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the six months ended June 30, 2013 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance at January 1, 2013	$—	$—	$—	$—	$—
Provision related to current period and deferred sales	1,654	1,009	72	1,095	3,830
Credits/payments made for current period and deferred sales	(1,053)	(460)	—	(869)	(2,382)

Balance at June 30, 2013	$601	$549	$72	$226	$1,448

The following table summarizes product revenue recognized and deferred during the six months ended June 30, 2013 (in thousands):

	June 30, 2013	December 31, 2012
Product revenue recognized	$7,842	$—
Deferred product revenue	1,833	—

	$9,675	$—

In conjunction with the Company’s recognition and deferral of product revenues, the Company expensed and capitalized the associated cost of goods, as follows, during the six months ended June 30, 2013 (in thousands):

	June 30, 2013	December 31, 2012
Cost of goods sold expensed	$4,131	$—
Finished goods inventory held by others	695	—

	$4,826	$—

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

Inventory

The Company states inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, the Company will record a reserve for the difference between cost and market value. The Company received FDA approval on July 26, 2012 and after that date began capitalizing inventory purchases of saleable product from approved suppliers. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, the Company capitalizes subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals is not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved.

Intangible Asset, net

Intangible assets consist of a milestone payment paid to the former shareholders of Laxdale Limited related to the 2004 acquisition of our rights to Vascepa, which is the result of Vascepa receiving marketing approval for the first indication and is amortized over its estimated useful life on a straight-line basis. The Company concluded that use of the straight-line method was appropriate as the majority of cash flows are expected to be generated ratably over the estimated useful life and no degradation of the cash flows over time is currently anticipated. See Note 7 (commitments and contingencies) for further information regarding other obligations related to the acquisition of Laxdale Limited.

Deferred Revenue

Deferred revenue represents product shipments to Distributors for which we have invoiced the Distributors but not recognized revenue because the product was not reported to the Company as having been resold for the purpose of filling prescriptions on or before June 30, 2013.

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

Selling, General and Administrative Costs

The Company charges sales, general and administrative costs to operations as incurred. Selling, general and administrative costs include costs of salaries, programs and infrastructure necessary for the general conduct of the Company’s business, including the 2013 commercial launch of Vascepa in the United States for the MARINE indication. Included as part of selling, general and administrative costs is warrant-related expense from non-cash changes in fair value of the derivative liability associated with warrants issued in October 2009 to former officers of Amarin which is recorded as compensation income (expense).

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

Derivative Instruments

Derivative financial liabilities are recorded at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The warrants are valued using a Black-Scholes option pricing model due to the nature of the instrument. The long term debt redemption feature is valued using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

If the terms of warrants that initially require the warrant to be classified as a derivative financial liability lapse, the derivative financial liability is reclassified out of financial liabilities into equity at its fair value on that date. At the applicable settlement date, if the instruments are settled in shares the carrying value of the warrants are derecognized and transferred to equity at their fair value at that date. The cash proceeds received from exercises of warrants are recorded in common stock and additional paid-in capital.

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

The following table presents information about the Company’s assets and liabilities as of June 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2013
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$41.5	$41.5	$—	$—

Liabilities:
Warrant derivative liability	$36.0	$—	$—	$36.0
Long-term debt redemption feature	$8.6	$—	$—	$8.6
Foreign currency contracts	$0.9	$—	$—	$0.9

	December 31, 2012
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$64.1	$64.1	$—	$—

Liability:
Warrant derivative liability	$54.9	$—	$—	$54.9
Long-term debt redemption feature	$14.6	$—	$—	$14.6

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Warrant Derivative Liability

At December 31, 2012, the fair value of the warrant derivative liability was determined to be $54.9 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.25%, (ii) remaining term of 1.8 years, (iii) no dividend yield, (iv) volatility of 95% and (v) the stock price on the date of measurement.

At June 30, 2013, the fair value of the warrant derivative liability was determined to be $36.0 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.2%, (ii) remaining term of 1.3 years, (iii) no dividend yield, (iv) volatility of 94%, and (v) the stock price on the date of measurement. The $18.9 million decrease in the fair value of the warrant liability during the six months ended June 30, 2013 was recognized as: (i) a $17.4 million gain on change in fair value of the remaining derivative liability and (ii) $1.5 million in compensation income for change in fair value of warrants issued to former employees. Both amounts are included in the consolidated statement of operations for the six months ended June 30, 2013. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of the Company’s common stock among other factors. In the event of a hypothetical 10% increase in the market price of the Company’s common shares ($6.38 based on the $5.80 market price of the Company’s stock at June 28, 2013) on which the June 30, 2013 valuation was based, the value of the derivative liability would have increased by $4.6 million. Such increase would have been reflected as a loss on change in fair value of the warrant derivative liability in the Company’s statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Long Term Debt Redemption Feature

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman, L.P, or BioPharma, contains a redemption feature whereby, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. The fair value of the derivative liability was calculated at both December 31, 2012 and at June 30, 2013. At December 31, 2012, the fair value of the derivative was determined to be $14.6 million, and the debt was valued by comparing debt issues of similar companies with (i) terms of between 4.8 and 8.0 years, (ii) coupon rates of between 3.0% and 11.5% and (iii) market yields of between 10.7% and 27.7%. At June 30, 2013, the fair value of the derivative was determined to be $8.6 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 3.8 and 7.1 years, (ii) coupon rates of between 9.9% and 12.5% and (iii) market yields of between 10.8% and 26.0%. The Company recognized a $6.0 million gain on change in fair value of derivative liability for the six months ended June 30, 2013.

Foreign Currency

All subsidiaries use the United States dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into United States dollars at period-end exchange rates. Non-monetary assets and liabilities carried in a foreign currency are remeasured into United States dollars using rates of exchange prevailing when such assets or liabilities were obtained or incurred, and expenses are generally remeasured using rates of exchange prevailing when such expenses are incurred. Gains and losses from the remeasurement are included in other (expense) income, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other (expense) income, net in the consolidated statements of operations. The Company uses foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of June 30, 2013 the Company held foreign exchange forward contracts with notional amounts totaling $9.0 million. As of June 30, 2013, the outstanding foreign exchange forward contract derivative liability had a net fair value of $0.9 million. The Company included this $0.9 million as a component of change in fair value of derivative liabilities and in other current liabilities at June 30, 2013.

The change in the fair value of financial instruments is as follows (in thousands):

	October 2009 Warrants	Debt Redemption Feature	Foreign Exchange Contracts	Totals

Balance at January 1, 2012	$123,125	$—	$—	$123,125

Loss on change in fair value of derivative liability	85,139	—	—	85,139
Compensation expense for change in fair value of warrants issued to former employees	4,232			4,232
Transfers to equity	(92,282)	—	—	(92,282)

Balance at June 30, 2012	$120,214	$—	$—	$120,214

	October 2009 Warrants	Debt Redemption Feature	Foreign Exchange Contracts	Totals

Balance at January 1, 2013	$54,854	$14,577	$—	$69,431

(Gain) loss on change in fair value of derivative liabilities	(17,371)	(5,977)	887	(22,461)
Compensation income for change in fair value of warrants issued to former employees	(1,455)			(1,455)
Transfers to equity	—	—	—	—

Balance at June 30, 2013	$36,028	$8,600	$887	$45,515

Segment and Geographical Information

For the three and six months ended June 30, 2013 and 2012, the Company has reported its business as a single reporting segment. The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

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

(3)	Intangible Asset

Intangible asset consists of technology rights for Vascepa and have an estimated remaining useful life of 17.1 years. The carrying value as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012
Technology rights	$11,624	$11,624
Accumulated amortization	(592)	(269)

	$11,032	$11,355

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa. Inventories consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$5,918	$5,465
Work in progress	8,491	15,471
Finished goods	13,410	326
Finished goods inventory held by others	695	—

	$28,514	$21,262

Inventory is valued at lower of cost or market value, no reserve for excess or obsolete inventory was recorded at either June 30, 2013 or December 31, 2012.

(5)	Warrants and Warrant Derivative Liability

The Company had 9,866,826 warrants to purchase common shares outstanding at June 30, 2013 at a weighted-average exercise price of $1.44, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
4/27/07	17,500	$17.90	1/17/14
7/31/09	1,734,888	1.00	7/30/14
10/16/09	7,487,388	1.50	10/15/14
10/16/09	627,050	1.50	10/15/14

	9,866,826	$1.44

October 2009 Warrant derivative liability

On October 16, 2009, the Company completed a $70.0 million private placement with both existing and new investors resulting in $62.3 million in net proceeds and an additional $3.6 million from bridge notes converted in conjunction with the private placement. In consideration for the $62.3 million in net cash proceeds Amarin issued 66.4 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $1.00 and (ii) a warrant with a five year term to purchase 0.5 of an ADS at an exercise price of $1.50 per ADS. In consideration for the conversion of $3.6 million of convertible bridge notes, Amarin issued 4.0 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $0.90 and (ii) a warrant with a five year term to purchase 0.5 of an ADS at an exercise price of $1.50 per ADS. The total number of warrants issued in conjunction with the financing was 35.2 million of which 7.5 million are outstanding at June 30, 2013.

In conjunction with the October 2009 financing, the Company issued an additional 0.9 million warrants to three former officers of which 0.6 million are outstanding as of June 30, 2013. The warrants issued in connection with the October 2009 financing contained a pricing variability feature which provided for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be exercised at a price less than the £0.5 par value of the common stock – that is, if the exchange rate exceeded U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants are not considered to be indexed to the Company’s common stock. Accordingly, the warrants do not qualify for the exception to classify the warrants within equity and are classified as a derivative liability.

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

July 2009 and April 2007 Warrants

The Company issued several warrants in July 2009 and April 2007. As of June 30, 2013 and December 31, 2012 these warrants have been classified as equity instruments and have been included in the Company’s consolidated balance sheet within additional paid-in-capital. During the six months ended June 30, 2013, 70,000 of the July 2009 warrants were exercised resulting in proceeds to the Company of $0.1 million.

(6)	Debt

Long term debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights in exchange for $100.0 million received at the closing of the agreement, which closing occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a repayment of $2.5 million of interest due to be paid to BioPharma in November 2013 for the fiscal quarter ended September 30, 2013, subject to the limitation described below. Additional quarterly repayments are scheduled to be paid thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million scheduled for payment in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the derivative liability at June 30, 2013 was $8.6 million, and the Company recognized a gain on change in fair value of derivative liability of $6.0 million for the six month period ended June 30, 2013. For the six months ended June 30, 2013, the Company recorded $7.0 million and $1.5 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

The Company currently estimates that its Vascepa revenue levels will be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by the Company if the threshold revenue levels are not achieved. Accordingly, for the six months ended June 30, 2013, the Company recorded a total of $8.5 million in interest expense and the Company currently anticipates that over the scheduled repayment period it will continue to record as interest expense the difference between the proceeds received by the Company and the redemption amount. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary.

Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032, or the Senior Notes. The Senior Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Senior Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The Senior Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the Senior Notes’ maturity on January 15, 2032. The Senior Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Senior Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of Senior Notes. It is the Company’s current intention to settle these obligations in cash. If the Company elected physical settlement, the Senior Notes would initially be exchangeable into 17,021,280 ADSs. Based on the closing price of the Company’s stock at June 30, 2013, the principal amount of the Senior Notes would exceed the value of the shares if converted on that date by $51.3 million.

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Exchange Act with both the SEC and the Trustee, and (iii) maintaining the tradability of the Senior Notes. The Company is required to use commercially reasonable efforts to procure and maintain the listing of the Senior Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture) prior to July 15, 2012. If the Senior Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the Senior Notes, the Company shall pay additional interest on the Senior Notes at the rate of 0.50% per annum of the principal amount of Senior Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the Senior Notes are not freely tradable.

The Company may not redeem the Senior Notes prior to January 19, 2017, other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts becoming due with respect to payments and/or deliveries on the Senior Notes. On or after January 19, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. There is no prepayment penalty or sinking fund provided for the Senior Notes. If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their Senior Notes at a repurchase price equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Senior Notes and equal in right of payment to the Company’s future unsecured indebtedness that is not so subordinated. The Senior Notes are effectively junior in right of payment to future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Senior Notes are exchangeable under certain circumstances, and the proceeds allocated to this conversion option were determined to be $23.8 million and were deducted from the initial fair value of the $150.0 million debt obligation. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification. The Company determined the fair value of the liability component of the Senior Notes to be $126.2 million, and the excess of the principal amount of the liability component over the liability is the amount allocated to the conversion option and also results in a discount on the debt. The discount created from allocating proceeds to the conversion option will be amortized to interest expense using the effective interest method over the Senior Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. The effective interest rate of the Senior Notes is 14.5%. As of June 30, 2013, the unamortized discount created from the allocation of the proceeds to the conversion option was $7.1 million.

The Company also recorded a debt discount to reflect the value of the underwriters’ discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriters’ discounts and offering costs allocated to the liability component is being amortized as interest expense over the estimated remaining life of the Notes of twenty-four months. As of June 30, 2013, the unamortized debt discount was $1.4 million and was recorded as a direct reduction of debt on the balance sheet. The carrying value of the Notes, net of the unamortized discount, was $141.5 million. During the three months ending June 30, 2013, the Company recognized interest expense of $5.0 million related to the Notes, of which $3.1 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $1.3 million represents contractual coupon interest, and $0.6 million represents the amortization of the discount from the underwriter’s discounts and offering costs. During the six months ending June 30, 2013, the Company recognized interest expense of $9.8 million related to the Notes, of which $6.0 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $2.6 million represents contractual coupon interest, and $1.2 million represents the amortization of the discount from the underwriter’s discounts and offering costs. At June 30, 2013, the Company had accrued interest of $9.6 million.

In January 2013, the interest payment due of $2.6 million was paid as scheduled.

(7)	Commitments and Contingencies

Royalty and Milestone Obligations

The Company is party to certain milestone and royalty obligations under several product development agreements, as follows:

•

The 2010 active pharmaceutical ingredient, or API, supply agreement with Nisshin Pharma, Inc. (“Nisshin”), provides for minimum supply purchase obligations on behalf of the Company to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreement based on Company estimated minimum purchase requirements. As of June 30, 2013, the API aggregate minimum purchase obligations under this supply agreement had been achieved and as a result, the Company has no future minimum purchase obligation from Nisshin.

•

In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc. (“Chemport”) and BASF (formerly Equateq Limited) for the supply of API materials for Vascepa. In 2012, the Company agreed to terms with a fourth API supplier, Slanmhor Pharmaceutical, Inc., or Slanmhor. These agreements include requirements for the suppliers to qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company anticipates incurring certain costs associated with the qualification of product produced by these suppliers as described below. In each case, following qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements. The Company is not obligated to pay in cash any shortfall in the minimum purchase obligations pursuant to the Chemport and BASF agreements. The agreement with Slanmhor contains a provision requiring the Company to pay Slanmhor in cash for any shortfall in the minimum purchase obligations, which will become effective upon the approval for manufacture by the FDA of supply from Slanmhor. Chemport and BASF were approved by the FDA to manufacture API for commercial sale in April 2013. The Company has begun to purchase commercial supply from Chemport. BASF must complete production of validation batches before the Company will begin to purchase commercial supply. The 2011 supply agreements include commitments for the Company to fund (i) development fees up to a maximum of $0.5 million (ii) material purchases of up to $5.0 million for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment of $1.1 million. The agreement with Slanmhor provides for development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases. Under this agreement, during the six months ended June 30, 2013, the Company made payments of $5.3 million to Slanmhor related to stability and technical batches and advances on future API purchases.

•

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, the Company was required to make a milestone payment to Laxdale of £7.5 million. The Company made this payment in 2012 and capitalized this Laxdale milestone ($11.6 million on July 26, 2012) as an intangible asset. This long-term asset is being amortized over the estimated useful life of the intellectual property the Company acquired from Laxdale and the Company recognized amortization expense of $0.3 million during the six months ended June 30, 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.4 million at June 30, 2013). Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.6 million at June 30, 2013) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.2 million at June 30, 2013).

The Company has no provision for any of the obligations above since the amounts are either not probable or estimable at June 30, 2013.

(8)	Equity

Common stock

During the six months ended June 30, 2013 and 2012, the Company issued 319,750 and 2,485,647 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.5 million and gross and net proceeds of $6.7 million, respectively. In addition, during the six months ended June 30, 2013 and 2012, the Company issued 70,000 and 9,812,622 shares, respectively, as a result of the exercise of warrants, resulting in gross and net proceeds of $0.1 million in 2013 and gross proceeds of $15.0 million and net proceeds of $14.9 million in 2012.

In January 2013, the Company granted 434,875 restricted stock units, or RSUs, to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain operational milestones and expire on August 3, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Compensation Committee in shares or a combination of cash or shares. The fair value of the RSUs was determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. The Company recorded no expense during the period ended June 30, 2013 related to the vesting of these RSUs.

In February 2012, the Company granted 584,400 RSUs to several employees under the Amarin Corporation plc 2011 Stock Incentive Plan. These RSUs vest upon the achievement of certain regulatory and time-based milestones and expire on February 1, 2015 if none of the milestones are achieved by such date. The RSUs will become fully vested upon a change of control of the Company. Upon vesting of each RSU, the participant shall be entitled to a payment equal to the fair market value of one share of Amarin common stock. The payment shall be paid to the participant in cash, or at the sole discretion of the Compensation Committee in shares or a combination of cash or shares. The fair value of the RSUs was determined on the date of grant, and compensation expense related to the RSUs is recognized once the related milestone is deemed probable. During the six months ended June 30, 2013 and 2012, the Company recorded expense of $0.3 million and $1.0 million, respectively, related to the vesting of these RSUs.

(9)	Subsequent Event

On July 9, 2013, at the Company’s annual general meeting of shareholders, a special shareholder resolution was adopted, as proposed by the Company, approving an amendment to the Company’s Articles of Association to remove a limitation on borrowing applicable to the Company. Accordingly, such limitation on borrowing has been removed from the Company’s Articles of Association and is no longer in effect.

On July 12, 2013, the Company completed a public offering of 21,700,000 ADSs. The underwriters purchased the ADSs from Amarin at a price of $5.60 per ADS, resulting in net proceeds to Amarin of approximately $121.1 million, after deducting estimated offering expenses payable by the Company. Amarin has also granted the underwriters a 30-day option to purchase an additional 3,255,000 ADSs. The stated use of proceeds in connection with this offering were as follows: primarily to continue the commercial launch of Vascepa capsules in the MARINE indication, prepare for and commercially launch Vascepa in the ANCHOR indication, if approved, advance the Company’s REDUCE-IT cardiovascular outcomes trial, and for general corporate and working capital purposes.

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

Overview

We are a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health. On July 26, 2012, we received U.S. Food and Drug Administration, or FDA, approval to market and sell our lead product Vascepa® (icosapent ethyl) capsules (formerly known as AMR 101) as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia, which we sometimes refer to as the MARINE indication. Triglycerides are fats in the blood. Vascepa became commercially available in the United States by prescription in January 2013, when we commenced sales and shipments to its network of U.S.-based wholesalers and specialty pharmacy providers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication with approximately 275 sales representatives.

We are also developing Vascepa for the treatment of patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated LDL-C levels. This indication is referred to as mixed dyslipidemia or the ANCHOR indication. In February 2013, we submitted a supplemental New Drug Application, or sNDA, to the FDA seeking approval of Vascepa for the ANCHOR indication. In April 2013, the FDA notified us that it accepted the sNDA for review. The acceptance of the sNDA indicates that the application is sufficiently complete to permit a substantive review by the FDA. On June 18, 2013, the FDA informed us that it plans to convene an advisory committee on October 16, 2013 to review our sNDA seeking approval for the marketing and sale of Vascepa for the treatment of patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated LDL-C levels. The FDA will consider the recommendation of the advisory committee, but the final decision regarding the approval of the sNDA will be made by the FDA. The application is subject to a standard review and has been assigned a Prescription Drug User Fee Act, or PDUFA, date of December 20, 2013. The PDUFA date is the target date for the FDA to complete its review of the sNDA. However, there can be no assurance that the FDA will complete its review of the sNDA by this date.

In December 2011 we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA – Intervention Trial), which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. We do not believe the final results of the REDUCE-IT study will be required for FDA approval of Vascepa for the ANCHOR indication, although there can be no assurance that this will be the case.

Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 40 million adults in the United States have elevated triglyceride levels (TG >200mg/dL) and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500mg/dL), commonly known as very high triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides also provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

The potential efficacy and safety of Vascepa was studied in the MARINE trial and the ANCHOR trial, each of which were Phase 3 clinical trials. At a daily dose of 4 grams of Vascepa, the dose at which Vascepa is FDA-approved for the MARINE indication, these trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial, in each case as compared to placebo. These trials also showed favorable results, particularly with the 4-gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in patients treated with Vascepa was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

Commercialization Update

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States. In preparation for our commercial launch, we hired and trained a direct sales force of approximately 275 sales representatives. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa.

In June 2013, we completed our fifth full calendar month of marketing and selling Vascepa. Based on monthly compilations of data provided by a third party, the estimated number of normalized total Vascepa prescriptions (TRx) for the first five calendar months of 2013 were as follows: 3,224 (February); 7,260 (March); 12,314 (April); 16,076 (May); and 18,945 (June). Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from a third party resource and may be subject to adjustment and may overstate or understate actual prescriptions.

As of July 31, 2013, over 9,000 clinicians had written prescriptions for Vascepa.

Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. In addition, because of our limited selling history, during the six months ended June 30, 2013, we only recognized revenue on product that was resold for purposes of filling prescriptions. Those prescription data may differ from data reported by other third parties.

Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. Because of our limited selling history, we do not believe that we can provide a reasonably accurate forecast of Vascepa prescriptions or revenues. We provide no guidance regarding anticipated levels of Vascepa prescriptions or revenues and no such guidance should be inferred from the operating metrics described above. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

The commercial launch of a new pharmaceutical product is a complex undertaking, and our ability to effectively and profitably launch Vascepa will depend in part on our ability to generate market demand for Vascepa through education, marketing and sales activities, our ability to achieve market acceptance of Vascepa, our ability to generate product revenue and our ability to receive adequate levels of reimbursement from third-party payers. See “Risk Factors—Risks Related to the Commercialization and Development of Vascepa.”

Commercial Supply Update

During the six months ended June 30, 2013, we acquired approximately $16.3 million of Vascepa active pharmaceutical ingredient, or API, of which approximately $13.3 million was capitalized to inventory as of June 30, 2013. The balance of such Vascepa API was included as a component of research and development expense because it was received from suppliers that had not yet been qualified by the FDA. In April 2013, the FDA approved our sNDAs covering Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We are working with Slanmhor Pharmaceuticals, Inc. to pursue FDA approval for Slanmhor to manufacture Vascepa API. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense.

We anticipate continuing to make substantial purchases of supply during 2013 and beyond. We anticipate that our gross margin from Vascepa sales will be lower in 2013 than in subsequent years due to multiple factors, including API supply pricing with our earliest approved supplier, Nisshin. This is the case particularly as it relates to our earliest volume of purchases from Nisshin, being higher than supply pricing later agreed with other suppliers, tiered supply pricing at certain suppliers such that cost per kilogram of supply purchases are scheduled to decline as volume of purchases increase, recent improvement in currency exchange rates, geographic location of our suppliers, special initial stocking discounts provided to wholesalers and pharmacies to encourage them to stock Vascepa in advance of Vascepa’s January 2013 commercial launch, and rebate cards offered to consumers filling prescriptions for Vascepa to reduce the size of the consumer’s co-payment requirements while we work with payors to migrate Vascepa coverage from “tier-3” to “tier-2” in these payors’ drug pricing systems. We anticipate rebate amounts that we will agree to provide payors for tier-2 insurance coverage on sales of Vascepa will cost us less than costs under our current rebate card program.

Financial Position

We believe that our cash and cash equivalents balance of $149.4 million at June 30, 2013, as well as the $121.1 million in estimated net proceeds received from our offering of ADSs in July 2013 will be sufficient to fund our projected operations for at least the next twelve months.

Financial Operations Overview

Revenue. All of our revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with GAAP, until we have the ability to reliably estimate returns of Vascepa from our Distributors, revenue will be recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from us to such Distributors. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Distributors, we anticipate that our revenues will be recognized based on sales to our Distributors. We currently defer Vascepa revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions; and the expiration of the right of return (twelve months after the expiration date of the product). We also defer the related cost of product sales and record such amounts as finished goods inventory held by others until revenue related to such product sales is recognized. As of June 30, 2013, we had experienced no product returns.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, the majority of which through June 30, 2013 was from Nisshin, our first approved API supplier.

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

Interest and Other (Expense) Income, Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our 3.5% exchangeable debt and interest incurred under our December 2012 financing arrangement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Interest expense under our 3.5% exchangeable debt includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discount and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other (expense) income, net, consists primarily of foreign exchange losses and gains.

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

Revenue Recognition—We sell Vascepa principally to a limited number of Distributors, that in turn resell Vascepa to retail pharmacies that subsequently resell it to patients and health care providers. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Distributor, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iii) the price is fixed or determinable.

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, until we have the ability to reliably estimate returns of Vascepa from our Distributors, revenue will be recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from us to such Distributors. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Distributors, we anticipate that our revenues will be recognized based on sales to our Distributors. We currently defer Vascepa revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions; and the expiration of the right of return (twelve months after the expiration date of the product). We also defer the related cost of product sales and record such amounts as finished goods inventory held by others until revenue related to such product sales is recognized. As of June 30, 2013, we had experienced no product returns.

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

Inventory Capitalization—Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the United States for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the period received. After Vascepa was approved, we began to capitalize inventory purchased from Nisshin, the API supplier approved in the NDA. Prior to April 2013, only Nisshin was an FDA-approved supplier of API for Vascepa. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. All supply from Chemport and BASF prior to FDA approval of these API suppliers was not capitalized and instead charged as a component of research and development expense in the period received. Subsequent to the approval of these suppliers, we capitalize API purchases from them. We are working with Slanmhor to pursue FDA approval for Slanmhor to manufacture Vascepa API. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 versus June 30, 2012

Revenue. We recorded revenue of $5.5 million during the three months ended June 30, 2013. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication on January 28, 2013. We recorded no revenue in 2012. All of our revenue in the three months ended June 30, 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with our revenue recognition policy, until we have more experience with the sale of Vascepa and can better estimate product returns, we currently recognize revenue only for product which has been used for of the purpose of filling prescriptions. During the three month period ended June 30, 2013, we invoiced Distributors for $6.1 million. The excess of the amount billed and the amount recognized as revenue for the three months ended June 30, 2013, net of applicable discounts and rebates, has been recorded as deferred revenue.

During the three months ended June 30, 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on tier 2, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates is up to $75 dollars per prescription filled during 2013. Commencing in March and April 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. As of August 1, 2013, approximately 72 million lives covered by medical insurance were under insurance plans that have added Vascepa to their tier 2 coverage. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of July 31, 2013, over 9,000 clinicians had written prescriptions for Vascepa. As of June 30, 2013, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

Cost of Goods Sold. Cost of goods sold during the three months ended June 30, 2013 was $2.8 million, and includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012. The majority of API sold during the three months ended June 30, 2013 was sourced from one API supplier. The contracted cost of supply from this API supplier for initial purchase volumes is higher than the contracted cost from our other API suppliers. Contracted purchase costs from this initial API supplier reflect that they were working with Amarin prior to commencement of the MARINE and ANCHOR clinical trials and are anticipated to decline as additional API volume is purchased. In the future, we anticipate making continued purchases from this initial supplier at substantially lower unit pricing than the pricing of the initial purchases from this supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, including Chemport and BASF, both of which were approved by the FDA in April 2013 to produce Vascepa API. We expect that API costs will be lower in the future due to recent improvements in foreign currency exchange rates and potential advantages derived from the geographical mix of our suppliers.

Research and Development Expense. Research and development expense for the three months ended June 30, 2013 was $17.5 million, versus $14.1 million in the prior year period, an increase of $3.4 million, or 24%. Research and development expenses for the three months ended June 30, 2013 and 2012 are summarized in the table below:

	Three Months Ended June 30 (in thousands)
	2013	2012
Research and development expenses, excluding non-cash expense (1)	$16,691	$12,924
Non-cash stock based compensation expense (2)	798	1,142

	$17,489	$14,066

(1)	Research and development expense, excluding non-cash charges, for the three months ended June 30, 2013 was $16.7 million, versus $12.9 million in the prior year period, an increase of $3.8 million, or 29%. The increase in research and development expense was primarily due to costs associated with the purchase of raw materials and vendor qualification and increased clinical costs for the REDUCE-IT cardiovascular outcomes study as the rate of patient enrollment in this study increased in 2013 over 2012 levels.
(2)	Stock based compensation expense included within research and development was $0.8 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2013 was $34.0 million, versus $13.6 million in the prior year period, an increase of $20.4 million, or 150%. Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 are summarized in the table below:

	Three Months Ended June 30 (in thousands)
	2013	2012
Selling, general and administrative expenses, excluding non-cash expenses (1)	$30,672	$8,085
Non-cash stock based compensation expense (2)	4,292	3,692
Non-cash warrant related compensation (income) expense (3)	(1,003)	1,858

	$33,961	$13,635

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended June 30, 2013 was $30.7 million, versus $8.1 million in the prior year period, an increase of $22.6 million, or 279%. The increase was primarily due to cost increases in 2013 for sales force staffing, an increase in marketing program spending and increased general and administrative costs incurred in connection with the initial commercialization of Vascepa.
(2)	Stock based compensation expense for the three months ended June 30, 2013 was $4.3 million, versus $3.7 million in the prior year period, an increase of $0.6 million primarily reflecting an increase in the number of awards outstanding during the period ending June 30, 2013 versus the prior period.
(3)	Warrant related compensation (income) expense for the three months ended June 30, 2013 was income of $1.0 million, versus $1.9 million of expense in the prior year period. Warrant related compensation income for the period ended June 30, 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former employees of Amarin. The decrease in the fair value of the warrants for the three months ended June 30, 2013 is due primarily to a decrease in our stock price between March 31, 2013 and June 30, 2013. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect selling, general and administrative costs in 2013 to increase over 2012 levels as we continue to support the commercialization of Vascepa, including costs for market research, sales force staffing and support costs and investments in infrastructure.

Gain (loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the three months ended June 30, 2013 was a gain of $18.8 million versus a loss of $18.9 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing and (iii) an unrealized loss on foreign exchange contracts.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at March 31, 2012 was $191.4 million and we recognized an $18.9 million loss on change in fair value of derivative liability for the three months ended June 30, 2012 for these warrants. The fair value of the warrant derivative liability at March 31, 2013 was $49.0 million and we recognized a $12.0 million gain on change in fair value of derivative liability for the three months ended June 30, 2013. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At March 31, 2013, the fair value of the derivative was determined to be $15.6 million, and at June 30, 2013, the fair value of the derivative was determined to be $8.6 million. We recognized a $7.0 million gain on change in fair value of derivative liability for the three months ended June 30, 2013.

We use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of June 30, 2013 we held foreign exchange forward contracts with notional amounts totaling $9.0 million. For the three months ended June 30, 2013, we recognized expense of $0.1 million for a foreign exchange forward contract derivative liability, which was included as a component of change in fair value of derivative liabilities and in other current liabilities at June 30, 2013.

Interest Expense, net. Interest expense, net includes interest earned on cash balances, the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discount and the debt obligation coupon interest. In addition, we also recognize interest expense under our December 2012 financing agreement with BioPharma. During the three months ending June 30, 2013, we recognized interest expense of $5.0 million related to the exchangeable debt, of which $3.1 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $1.3 million represents contractual coupon interest, and $0.6 million represents the amortization of the discount from the underwriter’s discounts and offering costs. For the three months ended June 30, 2013, we recorded $3.6 million and $0.8 million of cash and non-cash interest expense, respectively, related to the BioPharma financing agreement. These recorded amounts related to the BioPharma financing reflect our expectation that our Vascepa revenue levels will be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. During the three months ended June 30, 2012, we recognized interest expense of $4.5 million, of which $2.7 million represents amortization of the debt discount, $1.3 million represents contractual coupon interest, $0.5 million represents the amortization of the discount from underwriters’ discounts and offering costs.

Other (Expense) Income, net. Other income primarily includes realized losses and gains on foreign exchange transactions.

Provision for income taxes. Provision for income taxes primarily consists of tax obligations for one of our subsidiaries. During the three months ended June 30, 2013 and 2012, we recorded a provision for income taxes of $0.1 million and $2.9 million, respectively.

Comparison of Six Months Ended June 30, 2013 versus June 30, 2012

Revenue. We recorded revenue of $7.8 million during the six months ended June 30, 2013. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication on January 28, 2013. We recorded no revenue in 2012. All of our revenue in the six months ended June 30, 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with our revenue recognition policy, until we have more experience with the sale of Vascepa and can better estimate product returns, we currently recognize revenue only for product which has been used for purposes of filling prescriptions. During the six month period ended June 30, 2013, we invoiced Distributors for $13.5 million. The excess of the amount billed and the amount recognized as revenue for the six months ended June 30, 2013, net of applicable discounts and rebates, has been recorded as deferred revenue.

During the six months ended June 30, 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on tier 2, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates is up to $75 dollars per prescription filled during 2013. Commencing in March and April 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. As of August 1, 2013, approximately 72 million lives covered by medical insurance were under insurance plans that have added Vascepa to their tier 2 coverage. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of July 31, 2013, over 9,000 clinicians had written prescriptions for Vascepa. As of June 30, 2013, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

Cost of Goods Sold. Cost of goods sold during the six months ended June 30, 2013 was $4.1 million, and includes the cost of API for Vascepa on which revenue was recognized during period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012. The majority of API sold during the six months ended June 30, 2013 was sourced from one API supplier. The contracted cost of supply from this API supplier for initial purchase volumes is higher than the contracted cost from our other API suppliers. Contracted purchase costs from this initial API supplier reflect that they were working with Amarin prior to commencement of the MARINE and ANCHOR clinical trials and are anticipated to decline as additional API volume is purchased. In the future, we anticipate making continued purchases from this initial supplier at substantially lower unit pricing than the pricing of the initial purchases from this supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, including Chemport and BASF, both of which were approved by the FDA in April 2013 to produce Vascepa API. We expect that API costs will be lower in the future due to recent improvements in foreign currency exchange rates and potential advantages derived from the geographical mix of our suppliers.

Research and Development Expense. Research and development expense for the six months ended June 30, 2013 was $39.3 million, versus $18.8 million in the prior year period, an increase of $20.5 million, or 109%. Research and development expenses for the six months ended June 30, 2013 and 2012 are summarized in the table below:

	Six Months Ended June 30 (in thousands)
	2013	2012
Research and development expenses, excluding non-cash expense (1)	$37,715	$16,888
Non-cash stock based compensation expense (2)	1,612	1,934

	$39,327	$18,822

(1)	Research and development expense, excluding non-cash charges, for the six months ended June 30, 2013 was $37.7 million, versus $16.9 million in the prior year period, an increase of $20.8 million, or 123%. The increase in research and development expense was primarily due costs associated with the purchase of raw materials and vendor qualification and increased clinical costs for the REDUCE-IT cardiovascular outcomes study, as the rate of patient enrollment in this study increased in 2013 over 2012 levels.
(2)	Stock based compensation expense included within research and development was $1.6 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively.

Selling, General and Administrative Expense. Marketing, general and administrative expense for the six months ended June 30, 2013 was $73.2 million, versus $27.7 million in the prior year period, an increase of $45.5 million, or 164%. Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 are summarized in the table below:

	Six Months Ended June 30 (in thousands)
	2013	2012
Selling, general and administrative expenses, excluding non-cash expenses (1)	$66,331	$16,656
Non-cash stock based compensation expense (2)	8,352	6,774
Non-cash warrant related compensation expense (income) (3)	(1,455)	4,232

	$73,228	$27,662

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the six months ended June 30, 2013 was $66.3 million, versus $16.7 million in the prior year period, an increase of $49.6 million, or 297%. The increase was primarily due to cost increases in 2013 for sales force staffing, an increase in marketing program spending and increased general and administrative costs incurred in connection with the initial commercialization of Vascepa.
(2)	Stock based compensation expense for the six months ended June 30, 2013 was $8.4 million, versus $6.8 million in the prior year period, an increase of $1.6 million primarily reflecting an increase in the number of awards outstanding during the period ending June 30, 2013 versus the prior period.
(3)	Warrant related compensation (income) expense for the six months ended June 30, 2013 was income of $1.5 million, versus expense of $4.2 million in the prior year period. Warrant related compensation expense for the period ended June 30, 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former employees of Amarin, net of warrants exercised. The decrease in the fair value of the warrants for the six months ended June 30, 2013 is due primarily to a decrease in our stock price between December 31, 2012 and June 30, 2013. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We expect selling, general and administrative costs in 2013 to increase over 2012 levels as we continue to support the commercialization of Vascepa, including costs for market research, sales force staffing and support costs and investments in infrastructure.

Gain (loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the six months ended June 30, 2013 was a gain of $22.5 million versus a loss of $85.1 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities in comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing and (iii) an unrealized loss on foreign exchange contracts.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at

December 31, 2012 was $54.9 million and we recognized a $17.4 million gain on change in fair value of derivative liability for the six months ended June 30, 2013 for these warrants. The fair value of the warrant derivative liability at December 31, 2011 was $123.1 million and we recognized a $85.1 million loss on change in fair value of derivative liability for the six months ended June 30, 2012. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At December 31, 2012, the fair value of the derivative was determined to be $14.6 million, and at June 30, 2013, the fair value of the derivative was determined to be $8.6 million. We recognized a $6.0 million gain on change in fair value of derivative liability for the six months ended June 30, 2013.

We use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of June 30, 2013 we held foreign exchange forward contracts with notional amounts totaling $9.0 million. For the six months ended June 30, 2013, we recognized expense of $0.9 million for a foreign exchange forward contract derivative liability, which was included as a component of change in fair value of derivative liabilities and in other current liabilities at June 30, 2013.

Interest Expense, net. Interest expense, net includes interest earned on cash balances, the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discount and the debt obligation coupon interest. In addition, we also recognize interest expense under our December 2012 financing agreement with BioPharma. During the six months ending June 30, 2013, we recognized interest expense of $9.8 million related to the exchangeable debt, of which $6.0 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $2.6 million represents contractual coupon interest, and $1.2 million represents the amortization of the discount from the underwriter’s discounts and offering costs. For the six months ended June 30, 2013, we recorded $7.0 million and $1.5 million of cash and non-cash interest expense, respectively, related to the BioPharma financing agreement. These recorded amounts related to the BioPharma financing reflect the Company’s expectation that its Vascepa revenue levels will be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by the Company if the threshold revenue levels are not achieved. During the six months ended June 30, 2012, we recognized interest expense of $8.5 million, of which $5.0 million represents amortization of the debt discount, $2.5 million represents contractual coupon interest, $1.0 million represents the amortization of the discount from underwriters’ discounts and offering costs.

Other (Expense) Income, net. Other income primarily includes realized gains and losses on foreign exchange transactions.

Provision for income taxes. Provision for income taxes primarily consists of tax obligations for one of our subsidiaries. During the six months ended June 30, 2013 and 2012, we recorded a benefit from incomes taxes of $3.2 million and a provision for income taxes of $2.3 million, respectively.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2013 include cash and cash equivalents of $149.4 million. On July 12, 2013, we completed a public offering of 21,700,000 American Depositary Shares, or ADSs. The underwriters purchased the ADSs from us at a price of $5.60 per ADS, resulting in net proceeds to us of approximately $121.1 million, after deducting estimated offering expenses payable by the Company. We also granted the underwriters a 30-day option to purchase an additional 3,255,000 ADSs. We intend to use the net proceeds from this offering primarily to continue the commercial launch of Vascepa capsules in the MARINE indication, prepare for and commercially launch Vascepa in the ANCHOR indication, if approved, advance our REDUCE-IT cardiovascular outcomes trial, and for general corporate and working capital purposes. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
	2013	2012
Cash (used in) provided by continuing operations:
Operating activities	$(112.4)	$(39.1)
Investing activities	—	(1.1)
Financing activities	1.6	173.9

(Decrease) increase in cash and cash equivalents	$(110.8)	$133.7

We estimate that during the second half of 2013 our operating activities will use cash at a rate which is less than reported for the six months ended June 30, 2013.

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a repayment of $2.5 million of interest due to BioPharma in November 2013, subject to the limitation described below. Additional quarterly repayments are due thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. Payment of such carried forward amounts are subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. We can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount.

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

We believe that our cash and cash equivalents balance of $149.4 million at June 30, 2013, as well as $121.1 million in estimated net proceeds from our offering of ADSs in July 2013 will be sufficient to fund our projected operations for at least the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2013	2014 to 2015	2016 to 2017	After 2017
Contractual Obligations:
Purchase obligations (1)	$—	$—	$—	$—	$—
Operating lease obligations (2)	3.6	0.4	1.6	1.4	0.2
Interest payment obligations—exchangeable debt (3)	5.2	2.6	2.6	—	—
Principal & Interest payment obligations—BioPharma (4)	150.0	2.5	64.5	83.0	—

Total contractual cash obligations	$158.8	$5.5	$68.7	$84.4	$0.2

(1)	We have agreements with API suppliers which include minimum annual purchase levels to enable Amarin to maintain exclusivity with each respective supplier, and to prevent potential termination of the agreements based on Company estimated minimum purchase requirements. Except under our API agreement with Slamnhor, we are not obligated to pay in cash any shortfall in the minimum purchase obligations pursuant to its supply agreements.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Bedminster, NJ and Groton, CT.

(3)	Represents interest payments due under the terms of our 3.5% exchangeable senior notes (“notes”) due 2032, assuming they remain outstanding for 24 months and have not been exchanged for ADRs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADRs.
(4)	Represents principal and interest payments that we anticipate paying under the terms of the agreement entered into with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. The first repayment under the agreement is a payment of $2.5 million of interest due to BioPharma in November 2013, subject to the limitation described below. Additional quarterly repayments are due thereafter in accordance with the following schedule: $2.5 million of interest in the first quarter of 2014; $8.0 million per quarter in each of the next four quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. The table above reflects payment in full of the scheduled quarterly amounts with such potential elected reductions.

We do not enter into financial instruments for trading or speculative purposes. At June 30, 2013, we had two forward exchange contracts with a notional amount of $9.0 million to hedge payments made in foreign currency for API supply. As of June 30, 2013 we recorded an unrealized loss of $0.9 million under these contracts.

The above table also does not reflect potential material purchases under our API supply agreements with the consortium led by Slanmhor Pharmaceuticals. In April 2013, we announced the approval by the FDA of the sNDAs covering two of our API suppliers, Chemport, Inc. and BASF (formerly Equateq Limited). These commercial supply agreements provide access to additional API supply that is incremental to supply from Nisshin, our other existing FDA-approved API supplier. Each of these additional API agreements contemplates a phased capacity expansion plan aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa following commercial launch. These API suppliers are self-funding these expansion plans with contributions from us. These agreements include requirements for the suppliers to qualify their materials and facilities. We anticipate incurring certain costs associated with the qualification of product produced by these suppliers. These agreements include annual purchase levels enabling us to maintain supply exclusivity with each respective supplier, and to prevent potential termination of the agreements. These minimum purchase levels do not contractually begin until the applicable sNDA for the supplier is approved by the FDA, if ever, and upon the achievement of manufacturing capacity expansion. Because Chemport and BASF were not approved until April 2013 and the consortium led by Slanmhor, our intended fourth API supplier, is not yet approved, these amounts are excluded from the above table. The two supply agreements entered into in 2011 with BASF and Chemport also include (i) development fees up to a maximum of $0.5 million, (ii) material commitments of up to $5.0 million for initial raw materials, which will be credited against future API purchases, and is refundable to us if a supplier does not successfully develop and qualify the API by a certain date, and (iii) a raw material purchase commitment of $1.1 million. Under these agreements, during the six months ended June 30, 2013 we purchased $1.9 million of Vascepa API from Chemport.

The agreement with Slanmhor provides for development fees of up to $2.3 million and a commitment of up to $15.0 million, which will be credited against future API material purchases. Under this agreement, during the six months ended June 30, 2013 we made payments of $5.3 million to Slanmhor related to stability and technical batches and advances on future API purchases.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone ($11.6 million on July 26, 2012) as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.3 million during the six months ended June 30, 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.4 million at June 30, 2013). Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.6 million at June 30, 2013) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.2 million at June 30, 2013).

In addition to the obligations in the table above, we have recorded a liability of approximately $0.8 million for uncertain tax positions that is classified in long-term liabilities at June 30, 2013. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Shelf Registration Statement

On March 29, 2011, we filed with the Securities and Exchange Commission a universal shelf registration statement on Form S-3 (Registration No. 333-173132), which provides for the offer, from time to time, of an indeterminate and unlimited amount of: ordinary shares, which may be represented by American Depositary Shares; preference shares, which may be represented by American Depositary Shares; senior or subordinated debt securities; warrants to purchase any of these securities; and any combination of these securities, individually or as units. In addition, if we identify any security holder(s) in a prospectus supplement, they may also offer identified securities under this registration statement although we will not receive any of the proceeds from the sale of securities by any of these selling security holders. This universal shelf registration statement was automatically effective upon its filing. The addition of any newly issued equity securities into the market may be dilutive to existing stockholders and new issuances by us or sales by our selling security holders could have an adverse effect on the price of our securities.

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

As of June 30, 2013, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2013, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission on February 28, 2013.

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

*We recently launched Vascepa in the MARINE indication in the United States with our own, newly established sales and marketing teams and distribution channels and we may not be successful. Historical results may not be consistent with or predictive of future results.

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

In addition, we believe that investors should view with caution both the results for the six months ended June 30, 2013 and as-reported monthly Vascepa prescription numbers for February through June of 2013, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. We commenced our commercial launch of Vascepa on January 28, 2013. Accordingly, there is a very limited amount of information available at this time to determine the actual number of total prescriptions for Vascepa. We believe investors should consider our results for the six months ended June 30, 2013 and the as-reported Vascepa prescription data from February through June of 2013 together with results over several future quarters, or longer, before making an assessment about potential future performance.

In addition to the factors identified above, seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa. The historical prescription data provided in our filings with the Securities and Exchange Commission are based on data published by a third party as of July 16, 2013. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. These data may overstate or understate actual prescriptions. Moreover, in accordance with our revenue recognition policy and U.S. Generally Accepted Account Principles, or GAAP, until we have more experience with the commercialization of Vascepa and can reasonably estimate any product returns, we plan to recognize revenue based on the resale of Vascepa for the purposes of filling prescriptions, and not based on sales from us to such distributors. Accordingly, because of our limited selling history, during the six months ended June 30, 2013, we only recognized revenue on product that we could substantiate being resold by retailers, such as pharmacies, for purposes of filling prescriptions. These prescription data may differ from the data reported by third parties. The value of product shipped to distributors but not resold by the distributors to retailers has been deferred until we have evidence that the product was resold by retailers or until we gain sufficient history with our customers to be able to estimate product returns. This is the case even where invoices for such shipments have been collected in full. From launch through June 30, 2013, we had experienced no product returns.

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

*Vascepa may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

We only recently began marketing and selling Vascepa for use in the MARINE indication in January 2013. Vascepa may fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Vascepa for the MARINE indication and any future approved indications will depend on a number of factors, including:

•	the perceived efficacy, safety and potential advantages of Vascepa, as compared to alternative treatments;

•	our ability to offer Vascepa for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;

•	publicity concerning Vascepa or competing products;

•	sufficient third-party coverage or reimbursement; and

•	the actual efficacy of the product and the prevalence and severity of any side effects, including any limitations or warnings contained in Vascepa’s approved labeling.

*We may not be able to compete effectively against our competitors’ pharmaceutical products.

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

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. These include a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA) developed by Omthera Pharmaceuticals, which in April 2012 announced its top-line Phase 3 clinical trial results. In July 2013, Omthera Pharmaceuticals announced the submission of an NDA to the U.S. Food and Drug Administration, or FDA, seeking approval of its drug candidate for the treatment of hypertriglyceridemia. Later in July 2013, AstraZeneca PLC acquired Omthera Pharmaceuticals. We expect AstraZeneca will utilize its substantial commercial resources to seek to market Omthera Pharmaceuticals’ product, if approved. We also understand that another company, Trygg Pharma AS, has completed a Phase 3 study of an omega-3 based drug candidate for hypertriglyceridemia, but we believe Trygg has not yet announced results from that study. It is possible that Trygg Pharma has filed for FDA approval of its product candidate. In addition, Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. We believe Resolvyx Pharmaceuticals and Catabasis Pharmaceuticals are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids but, to our knowledge, neither has initiated a Phase 2 clinical trial of its product. In addition, we are aware that Essentialis, Inc. is developing a controlled release diazoxide product for the treatment of hypertriglyceridemia and that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Essentialis, Inc. has reported that they have completed Phase 2 clinical studies with its product. Matinas BioPharma, Inc. has reported that it is preparing to file an Investigational New Drug Application with the FDA and conduct a human study in 2013. Isis Pharmaceuticals recently announced favorable Phase 2 results of ISIS-APOCIIIRx, a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes. Isis is also evaluating ISIS-APOCIIIRx in a separate Phase 2 study in patients with moderate to severe high triglycerides and has announced plans to report data from this study in the summer of 2013.

*Competitors may seek approval of generic versions of Vascepa.

In April 2013, the FDA published draft guidance for companies that may seek to develop generic versions of Vascepa. If an application for a generic version of Vascepa were filed and if new chemical entity, or NCE, exclusivity is not granted to Vascepa, the FDA may accept the filing for review and we would likely engage in costly litigation with the applicant to protect our patent rights. If the generic filer is ultimately successful in patent litigation against us, meets the requirements for a generic version of Vascepa to the satisfaction of the FDA (after any applicable regulatory exclusivity period and, typically, the litigation-related 30-month stay period expires), and is able to supply the product in significant commercial quantities, the generic company could, with the market introduction of a generic version of Vascepa, limit our U.S. sales, which would have an adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and its stock price.

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

We may choose not to enter into a collaboration to help market and sell Vascepa or, if we determine such a collaborative partner is necessary we may not be successful in finding a collaborative partner, or may be delayed in doing so. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If that were to occur, depending on Vascepa revenues, we may have to curtail the continued development of Vascepa for approval for additional indications beyond ANCHOR or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements, including our Purchase and Sale Agreement with BioPharma Secured Debt Fund II Holdings Cayman, L.P., or BioPharma. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

*Our ability to generate increased revenue depends, in part, on FDA approval for the use of Vascepa in the ANCHOR indication in the United States and potentially on other regulatory approvals outside the United States, and we may be delayed in obtaining, or never obtain, such approvals.

The costs involved in obtaining regulatory approvals for pharmaceutical products can be substantial. While we are currently marketing Vascepa for use in the MARINE indication in the United States, our ability to commercialize Vascepa in the ANCHOR indication in the United States or market Vascepa for either indication outside of the United States is dependent upon receiving additional regulatory approvals. In April 2013, the FDA accepted our Supplemental New Drug Application, or sNDA, which seeks approval for the use of Vascepa in the ANCHOR indication, and the FDA has assigned the sNDA a Prescription Drug User Fee Act, or PDUFA, date of December 20, 2013 for the completion of its review. The PDUFA date is the goal date for the FDA to complete its review of the sNDA. However, there can be no assurance that the FDA will complete its review of the sNDA by this date. Additionally, the FDA could deny approval of our sNDA and require additional testing or data. For example, FDA may require that we complete the REDUCE-IT cardiovascular outcomes trial before they approve our sNDA. If the FDA takes any of these actions, they could have a material adverse effect on our operations and financial condition, including our ability to reach profitability.

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

*The FDA advisory committee may render recommendations on the sNDA for the ANCHOR indication that are negative or may delay approval or limit Vascepa’s marketability and may raise new concerns.

On June 18, 2013, the FDA informed us that it plans to convene an advisory committee on October 16, 2013 to review the sNDA for the ANCHOR indication. Shortly before the advisory committee meeting, the FDA will publish on its website its executive summary based on its review of the sNDA, which may identify any concerns the agency has with our sNDA. Even if the advisory committee ultimately disagrees with these concerns, the publication of these concerns may negatively affect us. The FDA is not bound by the recommendations of an advisory committee, which is typically composed of clinicians, statisticians and other experts, but it generally follows such recommendations. The advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, including for example our REDUCE-IT cardiovascular outcomes trial, limitations on approved labeling, or distribution and use restrictions. This may delay and increase the cost of the review process. Although not typically the case, the FDA can, at its option, extend the time for its review of the sNDA for the ANCHOR indication or delay the advisory committee review. Any delay in obtaining, or an inability to obtain, marketing approval could prevent us from commercializing Vascepa in the ANCHOR indication, continuing our REDUCE-IT study, generating revenue, and achieving profitability.

Our SPAs with the FDA are not guarantees of FDA approval of Vascepa for the proposed ANCHOR and REDUCE-IT indications.

A Special Protocol Assessment, or SPA, is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. The ANCHOR trial was, and the REDUCE-IT trial is, being conducted under an SPA with the FDA. The FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the ANCHOR trial is adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness. An SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. Even though we have received regulatory approval of Vascepa for the MARINE indication, there is no assurance that the FDA will not identify a scientific issue and deem either or both of the ANCHOR or REDUCE-IT SPAs no longer binding. Moreover, any change to a study protocol after agreement with the FDA is reached can invalidate an SPA. While we amended the protocol for the ANCHOR trial after the initial SPA evaluation was completed, we obtained the FDA’s evaluation of, and agreement to, the amendment. If, for example, the FDA does not consider the applicable SPA to be binding during its review of our regulatory approval applications, or if the FDA determines that we did not follow the SPAs appropriately, the agency could assert that additional studies or data are required to support approval of the application. As another example, if the FDA determines that the potential risk of the use of Vascepa outweighs the potential benefit of the drug in the ANCHOR indication, the FDA may choose not to approve Vascepa for use in the ANCHOR population, regardless of our adherence to the related SPA.

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

*Our products will be subject to extensive post-approval government regulation.

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

With respect to sales and marketing activities including direct-to-consumer advertising and promotional activities involving the Internet, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. Industry-sponsored scientific and educational activities also must comply with FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

*The REDUCE-IT cardiovascular outcomes trial may fail to show that Vascepa can reduce major cardiovascular events in an at-risk patient population on statin therapy, and the long-term clinical results of Vascepa may not be consistent with the clinical results we observed in our Phase 3 clinical trial, in which case our sales of Vascepa may then suffer.

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

Outcomes studies of certain other lipid modifying therapies have failed to achieve the endpoints of such studies. For example, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of the JAMA meta-analysis may not be directly applicable to the use of Vascepa over time. For instance, nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcome study of 1 gram per day of an omega-3 acid ethyl ester composition. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in patients with severe hypertriglyceridemia at a dose of 4 grams per day. The only other outcomes study involving the use of a highly-pure formulation of ethyl-EPA, called the Japan EPA Lipid Intervention Study (JELIS), suggested that use of a highly-pure formulation of ethyl-EPA in Japan, when used in conjunction with statins, reduced cardiovascular events by 19% compared to the use of statins alone.

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

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States, the European Union, Japan and elsewhere. In the United States, the FDA generally requires pre-clinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including:

•	the lack of efficacy during clinical trials;

•	the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;

•	slower than expected rates of patient recruitment;

•	the inability to observe patients adequately after treatment;

•	changes in regulatory requirements for clinical or preclinical studies;

•	the emergence of unforeseen safety issues in clinical or preclinical studies;

•	delay, suspension, or termination of a trial by the institutional review board responsible for overseeing the study at a particular study site;

•	unanticipated changes to the requirements imposed by regulatory authorities on the extent, nature or timing of studies to be conducted on quality, safety and efficacy; and

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

Risks Related to our Reliance on Third Parties

*Our supply of product for commercial supply and clinical trials is dependent upon relationships with third party manufacturers and key suppliers.

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

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We now plan to use and purchase additional commercial supply from Chemport and BASF in addition to Nisshin. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third party sources of supply.

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

The manufacture and packaging of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices, or cGMPs, and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, Nisshin plans to expand its capacity to supply API to us by further expanding their current facility. If we are not able to manufacture Vascepa to required specifications through Nisshin, Chemport and BASF, or other potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs, or cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, we have plans to file a supplemental NDA to add Slanmhor as an additional API supplier for Vascepa. If Slanmhor cannot establish, to the satisfaction of the FDA, that it is in substantial compliance with cGMPs, and that the product manufactured at its site meets FDA requirements, we may not be able to manufacture API from that site, our supply of API for Vascepa may be delayed, and our anticipated future revenues and financial results may be materially adversely affected if such supply cannot be satisfied by our other three API suppliers.

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

Our reliance on third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining regulatory approvals for our product candidates and may be delayed in our efforts to successfully commercialize our product candidates for targeted diseases.

Risks Related to our Intellectual Property and Regulatory Exclusivity

*We are dependent on patents, proprietary rights and confidentiality to protect the commercial potential of Vascepa.

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

As of July 31, 2013, we had 27 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Of such 27 allowed and issued applications, we currently have

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	18 U.S. patents covering the use of Vascepa in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030, and

•

6 additional patent applications for which the United States Patent and Trademark Office, or USPTO, has issued a Notice of Allowance each of which with terms that expire in 2030 and are related to the use of Vascepa in either the MARINE or anticipated ANCHOR indication.

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

We may in the future discover the existence of products that infringe patents that we own or that have been licensed to us. If we were to initiate legal proceedings against a third party to stop such an infringement, such proceedings could be costly and time consuming, regardless of the outcome. No assurances can be given that we would prevail, and it is possible that, during such a proceeding, our patent rights could be held to be invalid, unenforceable or both. Although we intend to protect our trade secrets and proprietary know-how through confidentiality agreements with our manufacturers, employees and consultants, we may not be able to prevent parties subject to such confidentiality agreements from breaching these agreements or third parties from independently developing or learning of our trade secrets.

We anticipate that competitors may from time to time oppose our efforts to obtain patent protection for new technologies or to submit patented technologies for regulatory approvals. Competitors may seek to oppose our patent applications to delay the approval process or to challenge our granted patents, for example, by requesting a reexamination of our patent at the USPTO, or by filing an opposition in a foreign patent office, even if the opposition or challenge has little or no merit. Such proceedings are generally highly technical, expensive, and time consuming, and there can be no assurance that such a challenge would not result in the narrowing or complete revocation of any patent of ours that was so challenged.

Our issued patents and our pending patents, if and when issued, may not prevent competitors from competing with Vascepa.

We plan to vigorously defend our rights under issued patents. Other drug companies may challenge the validity, enforceability, or both of our patents and seek to design its products around our issued patent claims and gain marketing approval for generic versions of Vascepa or branded competitive products based on new clinical studies. The pharmaceutical industry is highly competitive and many of our competitors have greater experience and resources than we have. Any such competition could undermine sales, marketing and collaboration efforts for Vascepa, and thus reduce, perhaps materially, the revenue potential for Vascepa.

Even if we are successful in enforcing our issued patents, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. Patent litigation is costly and time consuming, and we may not have sufficient resources to bring these actions to a successful conclusion.

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

Securing patent protection for a product is a complex process involving many legal and factual questions. The patent applications we have filed in the United States and internationally are at varying stages of examination, the timing of which is outside our control. The process to getting a patent granted can be lengthy and claims initially submitted are often modified in order to satisfy the requirements of the patent office. This process includes written and public communication with the patent office. The process can also include direct discussions with the patent examiner. There can be no assurance that the patent office will accept our arguments with respect to any patent application or with respect to any claim therein. The timing of the patent review process is independent of and has no effect on the timing of the FDA’s review of our NDA or sNDA submissions. We cannot predict the timing or results of any patent application. In addition, we may elect to submit, or the patent office may require, additional evidence to support certain of the claims we are pursuing. Furthermore, third parties may attempt to submit publications for consideration by the patent office during examination of our patent applications. Providing such additional evidence and publications could prolong the patent office’s review of our applications and result in us incurring additional costs. We cannot be certain what commercial value any granted patent in our patent estate will provide to us.

*If Vascepa is not granted new chemical entity exclusivity protection from the FDA our business may be materially harmed.

Under Sections 505(c)(3)(E)(ii) and 505(j)(5)(F)(ii) of the Food Drug and Cosmetic Act, or FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, a drug that is granted regulatory approval may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as a new chemical entity, or NCE. A drug can be classified as an NCE if the FDA has not previously approved any other drug containing the same active moiety.

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

Under current UK legislation, a company incorporated in England and Wales, or which is centrally managed and controlled in the UK, is regarded as resident in the UK for taxation purposes. Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Where a company is treated as tax resident under the domestic laws of both the UK and Ireland then the provisions of article 4(3) of the Double Tax Convention between the UK and Ireland provides that such enterprise shall be treated as resident only in the jurisdiction in which its place of effective management is situated. We have sought to conduct our affairs in such a way so as to be resident only in Ireland for tax purposes by virtue of having our place of effective management situated in Ireland. Trading income of an Irish company is generally taxable at the Irish corporation tax rate of 12.5%. Non-trading income of an Irish company (e.g., interest income, rental income or other passive income), is taxable at a rate of 25%.

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

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2012, 2011, and 2010, we reported losses of approximately $179.2 million, $69.1 million and $249.6 million, respectively, and we had an accumulated deficit at December 31, 2012 of $747.6 million. For the six months ended June 30, 2013 and 2012, we reported losses of approximately $101.9 million and $142.2 million, respectively, and we had an accumulated deficit at June 30, 2013 of $849.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period, even after we begin to generate revenues from our commercialization of Vascepa. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for both 2013 and 2014 in connection with our REDUCE-IT cardiovascular outcomes study for Vascepa and other activities. In addition, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as we attempt to commercialize Vascepa. Our shift in focus from research and development to commercialization, and the changes in operating costs relating to that shift, will also require us to make changes to our accounting results and procedures, which may have an adverse effect on our reported revenue or profit, if any.

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

Even though Vascepa has been approved by the FDA for marketing in the United States in the MARINE indication, it may not gain market acceptance or achieve commercial success and it may never be approved for the ANCHOR indication or any other indication. In addition, we anticipate continuing to incur significant costs associated with commercializing Vascepa. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient product revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Due to the recent approval by the FDA of Vascepa and the lack of historical sales data, Vascepa sales will be difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

*We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $149.4 million at June 30, 2013, as well as $121.1 million in net proceeds from our secondary offering of common shares in July 2013 will be sufficient to fund our projected operations for at least the next twelve months.

In order to fully realize the market potential of Vascepa, we may need to enter into a strategic collaboration or raise additional capital. We may also need additional capital to fully complete our REDUCE-IT cardiovascular outcomes trial.

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

If we require additional funds and adequate funds are not available to us in amounts or on terms acceptable to us or on a timely basis, or at all, our commercialization efforts for Vascepa may suffer materially, and we may need to delay the advancement of the REDUCE-IT cardiovascular outcomes trial.

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

As of June 30, 2013, there were warrants outstanding for the purchase of up to 9,866,826 ADSs each representing one of our ordinary shares, with a weighted average exercise price of $1.44 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. The notes are exchangeable under certain circumstances into cash, our ADS, or a combination of cash and ADS, at our election, with a current exchange rate of 113.4752 ADS per $1,000 principal amount of notes. Although we intend to settle these notes in cash, if we elected physical settlement, the notes would initially be exchangeable into 17,021,280 ADS.

Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, Vascepa or product candidates beyond the rights we have already relinquished, or grant licenses on terms that are not favorable to us.

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

As of August 1, 2013 we had 172,614,013 common shares outstanding including 172,144,067 shares held as ADSs and 469,946 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

*We may be a passive foreign investment company, or PFIC, which would result in adverse U.S. federal tax consequences to U.S. investors.

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

We believe it prudent to assume that we were classified as a PFIC in 2012. However, it is possible that, because of the commencement of sales and marketing of Vascepa, we may not be classified as a PFIC in 2013 or in future years, although there can be no assurance in this regard.

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

Upon a transaction resulting in a change of control of Amarin, as defined in the agreement, BioPharma will be automatically entitled to receive any amounts not previously paid, up to our maximum repayment obligation. As defined in the agreement, “change of control” includes, among other things, (i) a greater than 50 percent change in the ownership of Amarin, (ii) a sale or disposition of any collateral securing our debt with BioPharma and (iii), unless BioPharma has been paid a certain amount under the indebtedness, the licensing of Vascepa to a third party for sale in the United States. The acceleration of the payment obligation in the event of a change of control transaction may make us less attractive to potential acquirers, and the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

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

•

Under English law and our Articles of Association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles of Association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions.

•

In the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval.

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

U.S. holders of the ADSs or ordinary shares may be subject to U.S. federal income taxation at ordinary income tax rates on undistributed earnings and profits.

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

Item 5.	Other Information

On August 3, 2013, Dr. Paresh Soni, formerly the Company’s head of development, and the Company agreed to end Dr. Soni’s employment relationship effective August 9, 2013. Since February 2012, Dr. Soni has had no direct reports and has served in an advisory role to the new President of Research and Development.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

3.1	Articles of Association of the Company

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero
President (Principal Financial Officer) (On behalf of the Registrant)

Date: August 8, 2013