Form 10-Q
period 2014-03-31
AMARIN CORP PLC\UK
filed 2014-05-09
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

172,440,450 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 465,613 ordinary shares, were outstanding as of May 1, 2014.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$164,278	$191,514
Restricted cash	600	1,000
Accounts receivable	4,025	3,645
Inventory, current	21,830	21,209
Deferred tax asset	471	471
Other current assets	2,943	1,563

Total current assets	194,147	219,402

Property, plant and equipment, net	523	579
Inventory, long-term	—	5,482
Deferred tax asset	11,968	11,944
Other non-current assets	3,021	4,360
Intangible asset, net	10,548	10,709

TOTAL ASSETS	220,207	252,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	4,823	6,375
Accrued interest payable	12,569	12,974
Warrant derivative liability	5,929	6,894
Deferred revenue	—	1,703
Accrued expenses and other liabilities	8,041	9,594

Total current liabilities	31,362	37,540

Long-Term Liabilities:
Exchangeable senior notes	150,000	149,317
Long-term debt	88,207	87,717
Long-term debt redemption feature	7,600	11,100
Other long-term liabilities	632	658

Total liabilities	277,801	286,332

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 172,906,063 issued, 172,885,984 outstanding at March 31, 2014; 172,691,063 issued, 172,670,984 outstanding at December 31, 2013	141,654	141,477
Additional paid-in capital	740,819	738,754
Treasury stock; 20,079 shares at March 31, 2014 and December 31, 2013	(217)	(217)
Accumulated deficit	(939,850)	(913,870)

Total stockholders’ deficit	(57,594)	(33,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$220,207	$252,476

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Product revenues	$10,967	$2,341
Less: Cost of goods sold	4,246	1,287

Gross margin	6,721	1,054

Operating expenses:
Selling, general and administrative	20,585	39,267
Research and development	11,707	21,838

Total operating expenses	32,292	61,105

Operating loss	(25,571)	(60,051)

Gain on change in fair value of derivative liabilities	4,393	3,620
Interest expense, net	(4,393)	(8,860)
Other income (expense), net	16	(124)

Loss from operations before taxes	(25,555)	(65,415)
(Provision for) benefit from income taxes	(425)	3,257

Net loss	$(25,980)	$(62,158)

Loss per share:
Basic	$(0.15)	$(0.41)
Diluted	$(0.15)	$(0.43)

Weighted average shares:
Basic	172,872	150,430
Diluted	174,431	157,073

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Accumulated Deficit	Total
At December 31, 2013	172,691,063	$141,477	$738,754	$(217)	$(913,870)	$(33,856)
Exercise of stock options	215,000	177	107	—	—	284
Tax benefits realized from stock-based compensation	—	—	1	—	—	1
Stock-based compensation	—	—	1,957	—	—	1,957
Loss for the period	—	—	—	—	(25,980)	(25,980)

At March 31, 2014	172,906,063	$141,654	$740,819	$(217)	$(939,850)	$(57,594)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,980)	$(62,158)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	56	59
Stock-based compensation	1,957	4,874
Stock-based compensation—warrants	(72)	(451)
Excess tax provision (benefit) from stock-based awards	1	(678)
Accrued interest payable	(405)	2,124
Amortization of debt discount and debt issuance costs	1,173	4,204
Amortization of intangible asset	161	161
Gain on changes in fair value of derivative liabilities	(4,393)	(3,620)
Deferred income taxes	(24)	(3,949)
Shares issued for services	—	8
Change in lease liability	—	(7)

Changes in assets and liabilities:
Restricted cash	400	(1,400)
Accounts receivable	(380)	(3,441)
Inventories	4,861	(6,173)
Other current assets	(1,380)	(3,798)
Other non-current assets	1,339	(383)
Deferred revenue	(1,703)	2,865
Accounts payable and other liabilities	(3,105)	12,128

Net cash used in operating activities	(27,494)	(59,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(14)

Net cash used in investing activities	—	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	285	439
Proceeds from exercise of warrants, net of transaction costs	—	70
Excess tax (provision) benefit from stock-based awards	(1)	678
Payments under capital leases	(26)	—

Net cash provided by financing activities	258	1,187

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,236)	(58,462)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	191,514	260,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,278	$201,780

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,636	$2,625

Income taxes	$33	$563

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. The Company began selling and marketing Vascepa in the United States in January 2013. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. The Company also recently entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa Pharmaceuticals America) under which approximately 250 Kowa Pharmaceuticals America sales representatives are expected to devote a substantial portion of their time to promoting Vascepa starting in May 2014. The Company operates in one business segment.

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

The Company has a pending supplemental new drug application, or sNDA, with the FDA that seeks marketing approval of Vascepa for use in the ANCHOR indication. On October 16, 2013, the FDA convened an advisory committee to review the sNDA. This advisory committee was not asked by the FDA to evaluate whether Vascepa is effective in lowering triglycerides in the studied population, the ANCHOR indication as specified in the sNDA. Rather, the advisory committee was asked whether Vascepa has been demonstrated to improve cardiovascular outcomes or whether approval of the ANCHOR indication should wait for successful completion of the REDUCE-IT study, the first prospective study of cardiovascular outcomes in patients who have high triglyceride levels despite statin therapy. The advisory committee voted 9 to 2 against recommending approval of the ANCHOR indication based on information presented at the meeting. The FDA considers the recommendation of the advisory committee, but final decisions on the approval of new drug applications are made by the FDA. On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee, the Company implemented a worldwide reduction in force of approximately 50% of its staff positions, including sales positions.

The ANCHOR clinical study was conducted under a special protocol assessment, or SPA, agreement with the FDA. The law governing SPA agreements requires that if the results of the trial conducted under the SPA substantiate the hypothesis of the protocol covered by the SPA, the FDA must use the data from the protocol as part of the primary basis for approval of the product. A SPA agreement is not a guarantee of FDA approval of the related new drug application. A SPA agreement is generally binding upon the FDA, except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy of the drug after the study begins that rises to the level of a public health concern, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. As a basis for this determination, the FDA communicated that it determined that the cumulative results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that while information the Company submitted supports testing the hypothesis that Vascepa 4 grams/day versus placebo reduces major adverse cardiovascular events in statin-treated subjects with residually high triglyceride levels, as is being studied in the Vascepa REDUCE-IT cardiovascular outcomes study, the FDA no longer considers a change in serum triglyceride levels as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL. In November 2013, the Company submitted to the FDA a request for reconsideration of its decision to rescind the ANCHOR SPA agreement. On January 17, 2014, the Company was notified by the FDA that it does not intend to reinstate the ANCHOR SPA agreement. The Company appealed to the next level within the FDA and was informed in late April 2014 that that level determined to uphold the rescission determination. The Company currently plans to appeal the rescission decision to the next level within the FDA in accordance with FDA dispute resolution guidance.

The FDA did not take action on the ANCHOR sNDA by the Prescription Drug User Fee Act, or PDUFA, goal date for completion of FDA’s review, December 20, 2013. Instead, the FDA notified the Company on December 19, 2013 that it would first consider the appeal of the ANCHOR SPA agreement rescission. No new PDUFA goal date for the ANCHOR sNDA was established. Based on information available, the Company does not expect a determination on the ANCHOR sNDA while the Company’s appeal of the January 17, 2014 FDA decision to uphold the ANCHOR SPA rescission is pending. The Company is also continuing its efforts toward a positive determination on the pending ANCHOR sNDA. There can be no assurance that the FDA will not communicate the results of its review of the ANCHOR sNDA prior to the timing expected.

Based on the Company’s communications with the FDA, the Company currently expects that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa. There can be no assurance that the Company will be successful in its efforts to reinstate the ANCHOR SPA agreement or obtain a label expansion reflecting the ANCHOR clinical trial. Such label expansion could include FDA approval of the addition of an ANCHOR indication statement and/or the addition of the ANCHOR clinical trial data to the currently approved labeling. If the FDA does not approve the ANCHOR indication, it could have a material impact on the Company’s future results of operations and financial condition.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC (the “2013 Form 10-K”). The balance sheet amounts at December 31, 2013 in this report were derived from the Company’s audited 2013 consolidated financial statements included in the 2013 Form 10-K.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2014 and March 31, 2013, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s business operations are focused on the commercialization and development of Vascepa, which received approval from the FDA in 2012 and for which the Company commenced marketing and sales in 2013.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

At March 31, 2014, the Company had cash and cash equivalents of $164.3 million. The Company’s consolidated balance sheet also includes derivative liabilities (see Note 5—Warrants and Warrant Derivative Liability) as well as long term debt and exchangeable senior notes (see Note 6—Debt). The warrant derivative liability reflects the fair value of outstanding warrants to purchase shares of the Company’s common stock. The long term debt is not puttable except upon a change in control. The Exchangeable Senior Notes may be redeemed on or after January 19, 2017 at the option of the holders. The Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. Accordingly, the warrant derivative liability, long term debt and Exchangeable Senior Notes do not present a short term claim on the liquid assets of the Company.

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

The Company commenced its commercial launch in the United States in January 2013. Prior to 2013, the Company recognized no revenue from Vascepa sales. In accordance with GAAP, until the Company had the ability to reliably estimate returns of Vascepa from its Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from the Company to such Distributors. During the three months ended March 31, 2014, the Company concluded that it had developed sufficient history such that it can reliably estimate returns and as a result, began to recognize revenue based on sales to its Distributors. The change in revenue recognition methodology resulted in the recognition of previously deferred revenue. At December 31, 2013, the Company had deferred approximately $1.7 million in amounts billed to Distributors that was not recognized as revenue. This change in revenue recognition methodology resulted in the recognition of such deferred revenues during the three months ended March 31, 2014. Revenues for the three months ended March 31, 2014 would have been $10.0 million if the Company continued to recognize revenues based on the resale of Vascepa for purposes of filling patient prescriptions and not based on sales from the Company to Distributors.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of March 31, 2014, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for Vascepa and who reside in states that permit co-pay mitigation programs. The Company’s co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Vascepa’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish its accruals for co-pay mitigation rebates and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company adjusts its accruals for co-pay mitigation rebates based on actual redemption activity and estimates regarding the portion of issued co-pay mitigation rebates that it estimates will be redeemed. In addition, as is customary prior to the launch of new drugs, the Company provided certain of its Distributors with financial incentives to begin stocking Vascepa prior to the Company’s commercial launch of Vascepa in order to ensure that Vascepa was readily available to fill patient prescriptions upon launch. Such incentives were only offered on purchases of initial launch quantities of Vascepa stocked by Distributors in January 2013. The amount of these financial incentives was recorded by the Company as a reduction to revenues on a pro-rata basis for each of the bottles subject to such financial incentives. The Company estimates that all of these initial launch quantities stocked by its primary Distributors in January 2013 were resold by such Distributors prior to December 31, 2013.

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the three months ended March 31, 2014 and 2013 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance at January 1, 2014	$1,071	$1,137	$72	$189	$2,469
Provision related to current period sales	1,400	1,930	68	901	4,299
Provision related to prior period sales	—	—	12	—	12
Credits/payments made for current period sales	(411)	(765)	—	(972)	(2,148)
Credits/payments made for prior period sales	(926)	(911)	—	—	(1,837)

Balance at March 31, 2014	$1,134	$1,391	$152	$118	$2,795

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at January 1, 2013	$—	$—	$—	$—	$—
Provision related to current period and deferred sales	1,073	259	72	830	2,234
Credits/payments made for current period and deferred sales	(566)	(3)	—	(210)	(779)

Balance at March 31, 2013	$507	$256	$72	$620	$1,455

The following table summarizes product revenue recognized and deferred during the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014	March 31, 2013
Product revenue recognized	$10,967	$2,341
Deferred product revenue	—	2,865

	$10,967	$5,206

In conjunction with the Company’s recognition and deferral of product revenues, the Company expensed and capitalized the associated cost of goods, as follows, during the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014	March 31, 2013
Cost of goods sold expensed	$4,246	$1,287
Finished goods inventory held by others	—	1,422

	$4,246	$2,709

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid instruments with remaining maturities at the date of purchase of 90 days or less. Restricted cash represents cash and cash equivalents pledged to guarantee repayment of certain expenses which may be incurred for business travel under corporate credit cards held by employees.

Accounts Receivable

Accounts receivable, comprised of trade receivables, are generally due within 30 days and are stated at amounts due from customers. The Company does not currently maintain an allowance for doubtful accounts and has not historically experienced any credit losses.

Inventory

The Company states inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, the Company will reduce the carrying value of such inventory to market value. The Company received FDA approval for Vascepa on July 26, 2012 and after that date began capitalizing inventory purchases of saleable product from approved suppliers. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, the Company capitalizes subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals is not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved. The average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa or was purchased prior to the sNDA approval of the Company’s suppliers.

Property, Plant and Equipment

The Company states property, plant and equipment at cost and provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over its estimated useful life. The estimated useful lives, by asset classification, are as follows:

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

Intangible Asset, net

Intangible assets consist of a milestone payment paid to the former shareholders of Laxdale Limited related to the 2004 acquisition of the rights to Vascepa, which is the result of Vascepa receiving marketing approval for the first indication and is amortized over its estimated useful life on a straight-line basis. The Company concluded that use of the straight-line method was appropriate as the majority of cash flows are expected to be generated over the estimated useful life and no degradation of the cash flows over time is currently anticipated.

Deferred Revenue

Deferred revenue represents product shipments to Distributors for which the Company has invoiced the Distributors but not recognized as revenue because the product was not reported to the Company as having been resold for the purpose of filling prescriptions. Commencing on January 1, 2014, the Company recognizes revenue based on product shipments to its Distributors and as a result, no deferred revenue was recorded as of March 31, 2014.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include costs of salaries, programs and infrastructure necessary for the general conduct of the Company’s business, including the commercial launch of Vascepa in the United States for the MARINE indication. Included as part of selling, general and administrative costs is warrant related expense from non-cash changes in the fair value of a derivative liability associated with warrants issued in October 2009 to former officers of Amarin which is recorded as compensation income (expense).

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 are as follows:

In thousands	March 31, 2014	March 31, 2013
Net loss—basic	$(25,980)	$(62,158)
Gain on warrant derivative liability	(965)	(5,843)

Net loss—diluted	(26,945)	(68,001)
Net loss per share—basic	(0.15)	(0.41)
Weighted average shares outstanding—basic	172,872	150,430
Effect of dilutive warrants	1,559	6,643

Weighted average shares outstanding—diluted	174,431	157,073
Net income loss per share—diluted	(0.15)	(0.43)

For the three months ended March 31, 2014 and 2013, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	March 31, 2014	March 31, 2013
Stock options	11,577	11,256
Restricted stock and restricted stock units	2,168	913
Warrants	1,685	1,752

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

Stock-Based Compensation

Stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. Equity awards granted for which the grant date fair value is not determinable are marked to fair value each reporting period over the requisite service period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 96% and 94% of gross product sales for the quarters ending March 31, 2014 and 2013, respectively and represented 95% and 96% of the gross accounts receivable balance as of March 31, 2014 and March 31, 2013, respectively.

Foreign Currency

All subsidiaries use the United States dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into United States dollars at period-end exchange rates. Non-monetary assets and liabilities carried in a foreign currency are remeasured into United States dollars using rates of exchange prevailing when such assets or liabilities were obtained or incurred, and expenses are generally remeasured using rates of exchange prevailing when such expenses are incurred. Gains and losses from the remeasurement are included in other income (expense), net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company periodically uses foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of March 31, 2014 and December 31, 2013, there were no outstanding foreign exchange contracts.

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

The following table presents information about the Company’s assets and liabilities as of March 31, 2014 and December 31, 2013 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2014
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$93.5	$93.5	$—	$—

Liabilities:
Warrant derivative liability	$5.9	$—	$—	$5.9
Long term debt redemption feature	$7.6	$—	$—	$7.6

	December 31, 2013
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$113.5	$113.5	$—	$—

Liabilities:
Warrant derivative liability	$6.9	$—	$—	$6.9
Long term debt redemption feature	$11.1	$—	$—	$11.1

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Warrant Derivative Liability

At March 31, 2014, the fair value of the warrant derivative liability was determined to be $5.9 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.07%, (ii) remaining term of 0.5 years, (iii) no dividend yield, (iv) volatility of 120% and (v) the stock price on the date of measurement.

As of December 31, 2013, the fair value of the warrant derivative liability was determined to be $6.9 million using the Black-Scholes option valuation applying the following assumptions: (i) risk-free rate of 0.12%, (ii) remaining term of 0.8 years, (iii) no dividend yield (iv) volatility of 99%, and (v) the stock price on the date of measurement. The $1.0 million decrease in the fair value of the warrant liability during the three months ended March 31, 2014 was recognized as: (i) a $0.9 million gain on change in fair value of the remaining derivative liability and (ii) $0.1 million in compensation income for change in fair value of warrants issued to former employees. Both amounts are included in the consolidated statement of operations for the three months ended March 31, 2014. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common shares ($1.99 based on the $1.81 market price of our stock at March 31, 2014) on which the March 31, 2014 valuation was based, the value of the derivative liability would have increased by $1.1 million. Such increase would have been reflected as additional loss on change in fair value of derivative liabilities within our statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Long Term Debt Redemption Feature

The Company’s December 2012 financing agreement contains a redemption feature whereby, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At March 31, 2014, the fair value of the derivative was determined to be $7.6 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 3.0 and 4.4 years, (ii) coupon rates of between 9.9% and 12.5% and (iii) market yields of between 10.2% and 30.7%. The Company recognized a $3.5 million gain on change in fair value of derivative liability for the three months ended March 31, 2014. At March 31, 2013, the fair value of the derivative was determined to be $15.6 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 4.0 and 7.4 years, (ii) coupon rates of between 9.9% and 11.9% and (iii) market yields of between 12.3% and 25.6%. The Company recognized a $1.0 million loss on change in fair value of derivative liability for the three months ended March 31, 2013.

The change in the fair value of derivative liabilities is as follows (in thousands):

	October 2009 Warrants	Debt Redemption Feature	Foreign Exchange Contracts	Totals
Balance at December 31, 2013	$6,894	$11,100	$—	$17,994

Gain on change in fair value of derivative liability	(893)	(3,500)	—	(4,393)
Compensation income for change in fair value of warrants issued to former employees	(72)	—	—	(72)
Transfers to equity	—	—	—	—
Balance at March 31, 2014	$5,929	$7,600	$—	$13,529

	October 2009 Warrants	Debt Redemption Feature	Foreign Exchange Contracts	Totals
Balance at December 31, 2012	$54,854	$14,576	$—	$69,430

(Gain) loss on change in fair value of derivative liabilities	(5,392)	1,024	748	(3,620)
Compensation income for change in fair value of warrants issued to former employees	(451)	—	—	(451)
Transfers to equity	—	—	—	—

Balance at March 31, 2013	$49,011	$15,600	$748	$65,359

Segment and Geographical Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company currently operates in one business segment, which is the development and commercialization of Vascepa. A single management team that reports to the Company’s chief decision maker, who is the Chief Executive Officer, comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

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

Intangible assets consist of technology rights for Vascepa and have an estimated remaining useful life of 16.3 years. The carrying value as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Technology rights	$11,624	$11,624
Accumulated amortization	(1,076)	(915)

	$10,548	$10,709

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Raw materials, current	$6,614	$4,246
Work in process	11,592	11,310
Finished goods	3,624	5,026
Finished goods inventory held by others	—	627

Total inventory, current	21,830	21,209

Raw materials, long-term	—	5,482

Total inventory	$21,830	$26,691

(5)	Warrants and Warrant Derivative Liability

The Company had 9,772,276 warrants to purchase common shares outstanding at March 31, 2014 at a weighted-average exercise price of $1.41, as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
7/31/09	1,684,888	1.00	7/30/14
10/16/09	7,487,388	1.50	10/15/14
10/16/09	600,000	1.50	10/15/14

	9,772,276	$1.41

October 2009 Warrants derivative liability

On October 16, 2009, the Company completed a $70.0 million private placement with both existing and new investors resulting in $62.3 million in net proceeds and an additional $3.6 million from bridge notes converted in conjunction with the private placement. In consideration for the $62.3 million in net cash proceeds Amarin issued 66.4 million units, each unit consisting of (i) one ADS (representing one ordinary share) at purchase price of $1.00 and (ii) a warrant with a five year term to purchase 0.5 of an ADS at an exercise price of $1.50 per ADS. In consideration for the conversion of $3.6 million of convertible bridge notes, Amarin issued 4.0 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $0.90 and (ii) a warrant with a five year term to purchase 0.5 of an ADS an exercise price of $1.50 per ADS. The total number of warrants issued in conjunction with the financing was 35.2 million of which 7.5 million are outstanding at March 31, 2014.

In conjunction with the October 2009 financing, the Company issued an additional 0.9 million warrants to three former officers of which 0.6 million are outstanding as of March 31, 2014. The warrants issued in connection with the October 2009 financing contained a pricing variability feature which provided for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be exercised at a price less than the £0.5 par value of the common stock—that is, if the exchange rate exceeded U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants are not considered to be indexed to the Company’s common stock. Accordingly, the warrants do not qualify for the exception to classify the warrants within equity and are classified as a derivative liability.

The fair value of this warrant derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant derivative liability to additional paid-in capital. Although the warrants contain a pricing variability feature, the number of warrants issuable remains fixed. Therefore, the maximum number of common shares issuable as a result of the October 2009 private placement is 36.1 million. The change in fair value of the warrant derivative liability is discussed in Note 2.

July 2009 and April 2007 Warrants

The Company issued several warrants in July 2009 and April 2007. As of March 31, 2014 and December 31, 2013 these warrants have been classified as equity instruments and have been included in the Company’s consolidated balance sheet within additional paid-in-capital. During the three months ended March 31, 2013, 70,000 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $0.1 million.

(6)	Debt

Long term debt—December 2012 Financing

On December 6, 2012 the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (“BioPharma”). Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. The first repayments under the agreement of $0.8 million and $1.0 million were paid to BioPharma in November 2013 and February 2014, respectively and an additional $1.1 million is scheduled to be paid in May 2014. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation described below, are scheduled to be paid thereafter in accordance with the following schedule: $8.0 million in the third quarter of 2014 and in each of the next two quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. The quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced and with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if a change of control occurred on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if a change of control event occurs after December 31, 2013. The Company can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The Company recognized a gain on change in fair value of derivative liability of $3.5 million and a loss on change in fair value of derivative liability of $1.0 million during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, the Company recorded $1.9 million and $0.5 million of cash and non-cash interest expense, respectively, on the BioPharma debt. During the three months ended March 31, 2013, the Company recorded $3.4 million and $0.7 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

The Company currently estimates that its Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with the threshold amounts in the repayment schedule. For the quarters ended September 30, 2013, December 31, 2013, and March 31, 2014, revenues were below the contractual threshold amount such that cash payments were calculated for each period reflecting the optional reduction amount as opposed to the contractual threshold payment due for each quarterly period. The payment of $1.1 million for the first quarter of 2014 is due in May 2014. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred repayments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold limitation based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary.

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

The Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the Notes’ maturity on January 15, 2032. The Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of Notes. It is the Company’s current intention to settle these obligations in cash. If the Company elected physical settlement, the Notes would initially be exchangeable into 17,021,280 ADSs. Based on the closing price of the Company’s stock at March 31, 2014, the principal amount of the Notes would exceed the value of the shares if converted on that date by $119.2 million.

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

The Notes are exchangeable under certain circumstances. The Company calculated the fair value of the liability component of the Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt. The discount created from allocating proceeds to the conversion option is being amortized to interest expense using the effective interest method over the Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. The effective interest rate of the Notes is 14.5%. As of March 31, 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component is being amortized as interest expense over the estimated remaining life of the Notes of twenty-four months. As of March 31, 2014, the debt discount was fully amortized and the carrying value of the Notes was $150.0 million. During the three months ended March 31, 2014, the Company recognized interest expense of $2.0 million related to the Notes, of which $0.6 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $1.3 million represents contractual coupon interest, and $0.1 million represents the amortization of the discount from the underwriter’s discounts and offering costs. As of March 31, 2013, the unamortized debt discount was $2.1 million and the carrying value of the Notes, net of the unamortized discount, was $137.7 million. During the three months ending March 31, 2013, the Company recognized interest expense of $4.8 million related to the Notes, of which $2.9 million represents amortization of the debt discount created upon allocation of proceeds to the conversion option, $1.3 million represents contractual coupon interest, and $0.6 million represents the amortization of the discount from the underwriter’s discounts and offering costs. At March 31, 2014 and December 31, 2013, and the Company had accrued interest of $1.1 million and $2.4 million, respectively, which is included in other current liabilities.

The Company made the contractual interest payments due on the Notes in 2014 and 2013 of $2.6 million and $5.3 million, respectively.

(7)	Commitments and Contingencies

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

On February 27, 2014, the Company commenced a lawsuit against the FDA that challenges FDA’s denial of the Company’s request for five-year NCE exclusivity for Vascepa based on its reading of the relevant statute, the Company’s view of FDA’s inconsistency with past actions in this area and the retroactive effect of what the Company believes is a new policy at FDA as it relates to Vascepa situation. The Company’s complaint requests that the court vacate FDA’s decision, declare that Vascepa is entitled to the benefits of five-year statutory exclusivity, bar the FDA from accepting any ANDA or similar application for which Vascepa is the reference-listed drug until after the statutory exclusivity period and set aside what the Company contends are—due to the denial of five-year exclusivity to Vascepa—prematurely accepted pending ANDA applications.

On March 4, 2014, the Company filed a lawsuit for patent infringement in the United States District Court for the District of Delaware of United States Patent No. 8,663,662 against AstraZeneca Pharmaceuticals LP and its subsidiary, Omthera Pharmaceuticals, Inc., over the commercial marketing of Epanova® (omega-3-carboxylic acids) capsules. Epanova was approved by the FDA in May 2014 with substantially the same indication as Vascepa and is expected to compete with Vascepa. The Company is seeking damages and injunctive relief in the litigation. Amarin intends to litigate the case vigorously.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2014, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Royalty and Milestone Obligations

The Company is party to certain milestone and royalty obligations under several product development agreements, as follows:

•	In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc. (“Chemport”) and BASF (formerly Equateq Limited) for the supply of API materials for Vascepa. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. These agreements include requirements for the suppliers to qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company will incur certain costs associated with the qualification of product produced by these suppliers as described below. In each case, following qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain certain exclusivity with each respective supplier. Chemport and BASF were approved by the FDA to manufacture API for commercial sale in April 2013. On December 30, 2013, the Company issued a notice of termination of its API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement. BASF did not remedy within a contractual 60-day cure period and as a result, this agreement terminated on February 28, 2014, though the Company may enter into a new development and supply agreement with BASF and may purchase supply from BASF.

The Company has begun to purchase commercial supply from Chemport. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. The minimum purchase commitment was achieved in 2013. The agreement with the Slanmhor consortium contains a provision requiring the Company to pay the consortium in cash for any shortfall in the minimum purchase obligations, which will become effective upon the approval for manufacture by the FDA of supply from the consortium. The 2011 supply agreements include commitments for the Company to fund (i) certain development fees (ii) material purchases for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment. The Company made payments of $3.1 million related to these commitments through March 31, 2014. Under these agreements, during the quarter ended March 31, 2014, the Company made payments of $1.3 million to Chemport and made no payments to BASF. The agreement with the Slanmhor consortium provides for certain development fees and other commitments, which will be credited against future API material purchases. The Company made payments of $6.2 million related to these commitments through March 31, 2014. Certain of these commitments are contingent upon the mutually agreed upon expansion of the Slanmhor consortium’s API manufacturing capacity. To date, the parties have not agreed upon such additional expansion. Additionally, certain obligations are subject to sNDA approval. Under this agreement, during the quarter ended March 31, 2014, the Company made payments of $0.4 million to the Slanmhor consortium related to stability and technical batches and advances on future API purchases.

•	Concurrent with its entry into one of the two agreements entered into in 2011 for the supply of API materials for Vascepa, the Company agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. The Company invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, the Company entered into an equity sale and purchase agreement between this supplier and a third party in which the Company agreed to sell approximately $1.3 million of its investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. The carrying amount of the investment of $2.0 million and $3.3 million as of March 31, 2014 and December 31, 2013, respectively, is included in other long term assets and is accounted for under the cost method.

•	Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.5 million at March 31, 2014).

Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.3 million at March 31, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.6 million at March 31, 2014).

The Company has no provision for any of the obligations above since the amounts are either not probable or estimable at March 31, 2014.

(8)	Equity

Common stock

During the three months ended March 31, 2014 and 2013, the Company issued 215,000 and 260,000 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.3 million and $0.4 million, respectively for each period. In addition, during the three months ended March 31, 2013, the Company issued 70,000 shares as a result of the exercise of warrants, resulting in gross and net proceeds of $0.1 million.

On January 8, 2014, the Company granted a total of 2,082,000 RSUs and 2,605,500 stock options to employees under the Amarin Corporation plc 2011 Stock Incentive Plan (the 2011 Plan). The RSU’s vest annually over a three year period and the stock options vest monthly over a four year period.

In January 2013, the Company granted 454,875 RSUs to several employees under the 2011 Plan. These RSUs vest upon the achievement of certain operational milestones. In the year ended December 31, 2013, as a result of the operational milestones not being achieved, all of these RSU’s were forfeited and no shares were issued as a result of vesting. The Company recorded no expense during the quarters ended March 31, 2014 and 2013 related to the vesting of these RSUs.

(9)	Restructuring

As part of a program to reduce costs and increase operational efficiencies, in October 2013, the Company announced a plan to streamline operations to better align its cost structure with current market conditions by reducing its global workforce by approximately 50%. In connection with this program, the Company recorded $2.8 million in charges for severance and related benefits during the quarter ended December 31, 2013. The Company does not expect to incur any additional charges related to this program subsequent to 2013 and expects to make all remaining payments in the second quarter of 2014.

The restructuring charges, which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of March 31, 2014 and December 31, 2013, are summarized as follows:

Employee Severance and Benefits

Balance as of December 31, 2013	$135
Restructuring charges	—
Cash payments	(120)

Balance as of March 31, 2014	$15

(10)	Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement (the Agreement) with Kowa Pharmaceuticals America related to the commercialization of Vascepa® (icosapent ethyl) capsules in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The initial term of the Agreement extends through 2018.

During the term, Kowa Pharmaceuticals America and Amarin have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States The performance requirements include a negotiated minimum number of details to be delivered by each party in the first and second position, and the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America sales representatives. Kowa Pharmaceuticals America has agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. Amarin will continue to recognize all revenue from sales of Vascepa and will use commercially reasonable efforts to maintain a minimum amount of inventory of Vascepa for use in the United States.

Amarin will continue to recognize all revenue from sales of Vascepa under the Agreement. In exchange for Kowa Pharmaceuticals America’s co-promotional services, Kowa Pharmaceuticals America is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margins that increases during the Agreement’s term, from the high single digits in 2014 to the low twenty percent levels in 2018. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met.

(11)	Subsequent Events

The Company has evaluated subsequent events from March 31, 2014 through the date of the issuance of these condensed consolidated financial statements.

In March and April 2014, the Company received paragraph IV certification notices from five companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. The Company has filed or is in the process of filing patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin is seeking, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation (collectively, “Apotex”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). In April 2014, Amarin also filed lawsuits against Roxane Laboratories, Inc. (“Roxane”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.). In the near future, Amarin plans to file lawsuits against the other two ANDA applicants referenced above, Watson Laboratories, Inc. and Teva Pharmaceuticals USA, Inc. asserting patent infringement in a manner similar to that in the pending suits. As a result of the 30-month stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to any ANDA before September 2016, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to Vascepa, but cannot predict the outcome of these lawsuits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and below under Part II, Item IA, “Risk Factors”.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. We began selling and marketing Vascepa in the United States in January 2013. We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. We market Vascepa through our sales force of approximately 150 sales professionals, including sales representatives and their managers. We also recently entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa Pharmaceuticals America) under which approximately 250 Kowa Pharmaceuticals America sales representatives are expected to devote a substantial portion of their time to promoting Vascepa starting in May 2014. We operate in one business segment.

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

The ANCHOR clinical study was conducted under a special protocol assessment, or SPA, agreement with the FDA. The law governing SPA agreements requires that if the results of the trial conducted under the SPA substantiate the hypothesis of the protocol covered by the SPA, the FDA must use the data from the protocol as part of the primary basis for approval of the product. A SPA agreement is not a guarantee of FDA approval of the related new drug application. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy of the drug after the study begins that rises to the level of a public health concern, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. As a basis for this determination, the FDA communicated that it determined that the cumulative results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that while information we submitted supports testing the hypothesis that Vascepa 4 grams/day versus placebo reduces major adverse cardiovascular events in statin-treated subjects with residually high triglyceride levels, as is being studied in the Vascepa REDUCE-IT cardiovascular outcomes study, the FDA no longer considers a change in serum triglyceride levels alone as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL. In November 2013, we submitted to the FDA a request for reconsideration of its decision to rescind the ANCHOR SPA agreement. On January 17, 2014, we were notified by the FDA that it does not intend to reinstate the ANCHOR SPA agreement. We appealed to the next level within the FDA and were informed in late April 2014 that that level determined to uphold the rescission determination. Our plan is to appeal the rescission decision to the next level within the FDA in accordance with FDA dispute resolution guidance.

The FDA did not take action on the ANCHOR sNDA by the Prescription Drug User Fee Act, or PDUFA, goal date for completion of FDA’s review, December 20, 2013. Instead, the FDA notified us on December 19, 2013 that it would first consider our appeal of the ANCHOR SPA agreement rescission. No new PDUFA goal date for the ANCHOR sNDA was established. Based on information available to us, we do not expect a determination on the ANCHOR sNDA while our appeal is in process to the next level within FDA. We are also continuing our efforts toward a positive determination on the pending ANCHOR sNDA. There also can be no assurance that the FDA will not communicate the results of its review of the ANCHOR sNDA prior to the timing expected.

In April 2014, we commenced patent litigation against multiple abbreviated new drug applications, or ANDAs, seeking approval for generic versions of Vascepa. Our filing of such patent litigation triggered a 30-month stay of approval of such applications from notice to Amarin of the ANDAs in March 2014.

Based on our communications with the FDA, we currently expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa. There can be no assurance that we will be successful in our effort to reinstate the ANCHOR SPA agreement or obtain a label expansion reflecting the ANCHOR clinical trial. Such label expansion could include FDA approval of the addition of an ANCHOR indication statement and/or the addition of the ANCHOR clinical trial data to our currently approved labeling.

On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA against approval of the ANCHOR indication, we implemented a worldwide reduction in force of approximately 50% of our staff positions. The majority of affected staff members were sales professionals who supported the initial commercial launch of Vascepa. We incurred approximately $2.8 million in charges related to the reduction in force, all of which includes cash expenditures for one-time termination benefits and associated costs. The charges were recorded in the fourth quarter of 2013 and the related payments will be made by the first half of 2014. As part of the reduction in force, we retained approximately 130 sales representatives, excluding sales management, in the United States in sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We plan to have this team cover the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage and the upcoming addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America, we anticipate continued Vascepa revenue growth over time. We also anticipate that such sales growth may be inconsistent from period to period.

We have over 6,800 patients enrolled in the REDUCE-IT study. We currently estimate that we will complete patient enrollment in this study in the first half of 2015. However, if we do not receive an expansion of Vascepa labeling for the ANCHOR indication, we plan to re-evaluate continuation of the REDUCE-IT study in its present form and re-evaluate whether it is advisable to continue the study. If continued, the REDUCE-IT study will be completed after reaching an aggregate number of cardiovascular events. Based on event rates in other outcomes studies, we estimate completing the REDUCE-IT study in or about 2017 with results expected to be available in 2018. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials.

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

Commercialization Strategy

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States. In preparation for our commercial launch, we hired and trained a direct sales force of approximately 275 sales representatives. In October 2013, we reduced our number of sales representatives to approximately 130, excluding sales management, in the United States to focus on the sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and their managers. Commencing in the middle of the second quarter of 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America sales representatives will be promoting Vascepa. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. Our clinical and commercial supply is provided to us under agreements with various third-party suppliers. As of May 1, 2014, over 18,000 clinicians had written prescriptions for Vascepa.

Under the co-promotion agreement with Kowa Pharmaceuticals America, both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, and the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America sales representatives. Kowa Pharmaceuticals America has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America’s co-promotional services, Kowa Pharmaceuticals America is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margins that increases during the term, from the high single digits in 2014 to the low twenty percent levels in 2018, subject to certain adjustments.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the quarter ended March 31, 2014 was approximately 93,000. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the quarter ended March 31, 2014 was approximately 78,000. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from a third party resource and may be subject to adjustment and may overstate or understate actual prescriptions.

Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. In addition, because we had limited selling history during the year ended December 31, 2013, we only recognized revenue on product that was resold for purposes of filling prescriptions. Those prescription data may differ from data reported by other third parties.

Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. Because of our limited selling history, changes in the size of our sales force and uncertainty regarding resolution of the ANCHOR sNDA with the FDA, we do not believe that we can provide a reasonably accurate forecast of Vascepa revenues. While we expect to be able to grow Vascepa revenues, we provide no quantified guidance regarding anticipated levels of Vascepa prescriptions or revenues and no such guidance should be inferred from the operating metrics described above. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

We secured managed care coverage for over 200 million lives, including as of May 1, 2014 over 100 million lives covered on Tier 2. This level of Tier 2 coverage exceeds 66% of the maximum level of Tier 2 coverage which has been achieved over multiple years by comparable therapies.

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

Commercial Supply Update

During the quarter ended March 31, 2014, we acquired approximately $1.3 million of Vascepa active pharmaceutical ingredient, or API, which was capitalized to inventory as of March 31, 2014.

In April 2013, the FDA approved our sNDAs covering Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement. BASF did not remedy within a contractual 60-day cure period and as a result, this agreement terminated on February 28, 2014, though we may enter into a new development and supply agreement with BASF and may purchase supply from BASF. We are working with a consortium of companies led by Slanmhor Pharmaceuticals, Inc. to pursue FDA approval for the consortium to manufacture Vascepa API and submitted an sNDA in August 2013. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense.

The amount of supply purchases in 2014 and beyond will depend on the level of growth of Vascepa revenues, which will be significantly impacted by the outcome of the FDA’s decision on approval of the ANCHOR indication, and, with certain suppliers, will depend on the timing of their qualification to consistently produce Vascepa to our specification and to minimum purchase commitments. We anticipate that our gross margin from Vascepa sales will be lower in 2014 than in subsequent years due to multiple factors, including API supply pricing with our earliest approved supplier, Nisshin. This is the case particularly as it relates to our earliest volume of purchases from Nisshin being higher than supply pricing later agreed with other suppliers, tiered supply pricing at certain suppliers such that cost per kilogram of supply purchases are scheduled to decline as volume of purchases increase, geographic location of our suppliers, and rebate cards offered to consumers filling prescriptions for Vascepa to reduce the size of the consumer’s co-payment requirements while we work with payors to migrate Vascepa coverage from “tier-3” to “tier-2” in these payors’ drug pricing systems. We anticipate rebate amounts that we will agree to provide payors for tier-2 insurance coverage on sales of Vascepa will ultimately cost us less than our current rebate card program.

Financial Position

We believe that our cash and cash equivalents balance of $164.3 million at March 31, 2014 is sufficient to fund our projected operations for at least the next twelve months, including the continued commercialization of Vascepa for the MARINE indication, preparations for commercialization of Vascepa for the ANCHOR indication, if approved, and significant advancement of the REDUCE-IT cardiovascular outcomes study.

Financial Operations Overview

Revenue. All of our revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. The Company commenced its commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $11.0 million based on sales to Distributors during the three months ended March 31, 2014, compared to revenues of $10.0 million that we would have recognized based on the resale of Vascepa for the purposes of filling patient prescriptions during this period. Through March 31, 2014, product returns were de minimis.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance.

The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, the majority of which through March 31, 2014 was from Nisshin, our first approved API supplier.

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

Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our 3.5% exchangeable debt and interest incurred under our December 2012 financing arrangement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Interest expense under our 3.5% exchangeable debt includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discount and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other income (expense), net, consists primarily of foreign exchange losses and gains.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $11.0 million based on sales to Distributors during the three months ended March 31, 2014, compared to revenues of $10.0 million that we would have recognized based on the resale of Vascepa for the purposes of filling patient prescriptions during the period. Through March 31, 2014, product returns were de minimis.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using valuation techniques; typically we use the Black-Scholes option pricing model. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the warrant derivative liability reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded a financial derivative related to the change in control provision associated with our December 2012 debt financing. During 2013, we recorded a derivative liability related to our forward foreign exchange contracts, which was extinguished prior to December 31, 2013. The fair value of these derivatives could fluctuate based on changes in the assumptions used in the valuation models.

Inventory—Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the United States for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the period received. After Vascepa was approved, we began to capitalize inventory purchased from Nisshin, the API supplier approved in the NDA. Prior to April 2013, only Nisshin was an FDA-approved supplier of API for Vascepa. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. All supply from Chemport and BASF prior to FDA approval of these API suppliers was not capitalized and instead charged as a component of research and development expense in the period received. Subsequent to the approval of these suppliers, we capitalize API purchases from them. We are working with the Slanmhor consortium to pursue FDA approval for the consortium to manufacture Vascepa API and submitted an sNDA in August 2013. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess the realizability of deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company has been historically profitable in the U.S. When making its assessment about the realization of its U.S. deferred tax assets at March 31, 2014, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of the Company’s U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on its assessment, the Company concluded that the U.S. deferred tax assets are more likely than not realizable as of March 31, 2014. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Revenue. We recorded revenue of $11.0 million and $2.3 million during the three months ended March 31, 2014 and 2013, respectively, an increase of $8.7 million or 378%. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in January, 2013. All of our revenue in the three months ended March 31, 2014 and 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $11.0 million based on sales to Distributors during the three months ended March 31, 2014, compared to revenues of $10.0 million that we would have recognized based on the resale of Vascepa for the purposes of filling patient prescriptions during the period. Through March 31, 2014, product returns were de minimis.

During the quarters ended March 31, 2014 and 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the cost differential for patients of Vascepa not covered by commercial insurers at the time of launch on tier 2, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and is up to $70 per prescription filled after February 20, 2014. Commencing in March 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. The number of lives covered by these payors increased throughout 2013 and continued to increase in 2014. As of May 1, 2014, over 100 million lives covered by medical insurance were under insurance plans that have added Vascepa to their tier 2 coverage. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical in the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of May 1, 2014, over 18,000 clinicians had written prescriptions for Vascepa. As of May 1, 2014, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA, we implemented a worldwide reduction in force including a reduction of approximately 50% of our sales representatives. Following the reduction in force, we retained approximately 130 sales representatives in the United States in sales territories which have demonstrated what we believe is the greatest potential for Vascepa sales growth. This team will cover the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage and the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America, we anticipate continued Vascepa revenue growth over time. We further anticipate that such revenue growth may be inconsistent from period to period.

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2014 and 2013 was $4.2 million and $1.3 million, respectively, an increase of $2.9 million or 223%. These amounts include the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012 or was purchased prior to the sNDA approval of our suppliers. Additionally, cost of goods sold for the three months ended March 31, 2014 includes $0.6 million of expense for inventories that were classified as inventory held by others as of December 31, 2013 but were recognized as sales in the three months ended March 31, 2014 in conjunction with the change in revenue recognition methodology.

The majority of API included in the calculation of the average cost of goods sold during the three months ended March 31, 2014 and 2013 was sourced from one API supplier. The contracted cost of supply from this API supplier for initial purchase volumes is higher than the contracted cost from our other API suppliers. Contracted purchase costs from this initial API supplier reflect that they were working with Amarin prior to commencement of the MARINE and ANCHOR clinical trials and are anticipated to decline as additional API volume is purchased. In the future, we anticipate making continued purchases from this initial supplier at substantially lower unit pricing than the pricing of the initial purchases from this supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. We began purchasing lower unit cost API from Chemport, which was approved by the FDA in April 2013 to produce Vascepa, in the second quarter of 2013. During the three months ended March 31, 2014 and 2013, the cost basis of product sold that had a carrying value of zero was zero and $1.7 million, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a decrease in gross margin during such periods. We expect current inventories with a carrying value of zero to be utilized in 2014. We may have additional zero cost inventories in the future to the extent that we receive approval of the sNDA for our fourth commercial supplier. As of March 31, 2014, we maintained inventory with a carrying value of zero and an acquisition cost of approximately $0.6 million, which has an estimated net realizable value of $2.7 million based on our average net selling price for the quarter ended March 31, 2014.

Our gross margin for the three months ended March 31, 2014 and 2013 was 61% and 45%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to tiered supply pricing at certain suppliers such that cost per kilogram of supply purchases are scheduled to decline as volume of purchases increase and potential advantages derived from the geographical mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2014 and 2013 was $20.6 million and $39.3 million, respectively, a decrease of $18.7 million, or 48%. Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 are summarized in the table below (in thousands):

	Three Months Ended March, 31
	2014	2013
Selling, general and administrative expenses, excluding non-cash expenses (1)	$19,338	$35,658
Non-cash stock based compensation expense (2)	1,319	4,060
Non-cash warrant related compensation income (3)	(72)	(451)

	$20,585	$39,267

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended March 31, 2014 and 2013 was $19.3 million and $35.7 million, respectively, a decrease of $16.4 million, or 46%. The decrease was due primarily to cost decreases in 2014 for sales force staffing, marketing program spending and costs for other general and administrative costs incurred in connection with the commercialization of Vascepa. The three months ended March 31, 2013 was the first quarter in which we were selling Vascepa and costs during this period included certain launch-related costs.
(2)	Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $1.3 million and $4.1 million, respectively, a decrease of $2.8 million, or 68%, primarily due to a decrease in the fair value of new stock option and restricted stock awards granted to attract and retain qualified employees as a result of a decrease in our stock price.
(3)	Warrant-related compensation income for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.5 million, respectively. Warrant related compensation income for the periods ended March 31, 2014 and 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three of our former employees, net of warrants exercised. The decrease in the fair value of the warrants is due primarily to a decrease in our stock price during each period. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

We anticipate a reduction in the level of selling, general and administrative costs in 2014 as compared to 2013 as a result of the reduction in force announced in October 2013 and expected reductions in certain marketing program spend and other overhead costs. Such cost reductions will be partially offset by the incremental selling costs associated with the Kowa Pharmaceuticals America co-promotion agreement.

Research and Development Expense. Research and development expense for the three months ended March 31, 2014 and 2013 was $11.7 million and $21.8 million, respectively, a decrease of $10.1 million, or 46%. Research and development expenses for the three months ended March 31, 2014 and 2013 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2014	2013
REDUCE-IT study (1)	$7,504	$10,925
Pre-approval commercial supply (2)	308	2,994
Regulatory filing fees and expenses (3)	643	1,141
Internal staffing, overhead and other (4)	2,614	5,964

Research and development expense, excluding non-cash expense	11,069	21,024
Non-cash stock-based compensation (5)	638	814

Total research and development expense	$11,707	$21,838

The decrease in research and development expenses for the quarter ended March 31, 2014, as compared to the prior year period, is primarily due to a decrease in costs associated with the REDUCE-IT study, a decrease in expenses associated with pre-commercial inventory supply, and a decrease in staffing and overhead costs, as further described below.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study and the epidemiology of the patients enrolled in the study. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 6,800 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study in the first half of 2015. The REDUCE-IT study will be completed after reaching an aggregate number of cardiovascular events. Based on event rates in other outcomes studies, we estimate completing the REDUCE-IT study in or about 2017 with results expected to be available in 2018. For the three months ended March 31, 2014 and 2013, we incurred expenses through our CRO in connection with this trial of approximately $5.1 million and $9.3 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs in the three months ended March 31, 2014 and 2013 for REDUCE-IT were approximately $7.5 million and $10.9 million, respectively. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2014 will continue at approximately the same levels as we have incurred in 2013 but may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures. However, if we do not receive FDA approval of the ANCHOR indication, we plan to re-evaluate the REDUCE-IT study, including the likelihood of REDUCE-IT providing clinically and commercially useful results, the likelihood of FDA approval for an expanded indication for Vascepa based on these results and whether it is advisable to continue or discontinue the study. We anticipate that in any such re-evaluation we will seek further feedback from the FDA.
(2)	Until an API supplier is approved by the FDA to manufacture commercial supply of Vascepa, all Vascepa purchased from such supplier is included as a component of research and development expense. Upon approval of the supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the supplier that produced the API is approved. The commercial supply expense for the periods shown above represents inventory received from Nisshin prior to NDA approval of Vascepa on July 26, 2012 or received from our other suppliers prior to their sNDA approvals. In April 2013, sNDAs were approved for two of our additional suppliers, BASF and Chemport. A sNDA was submitted in August 2013 for Novasep as part of the Slanmhor consortium. The amount of commercial supply that we receive from Novasep prior to sNDA approval depends upon production schedules at Novasep and the timing of regulatory approval, and we are unable to estimate these amounts at this time. We will continue to expense inventory received from the unapproved supplier until such time as FDA approval is obtained.
(3)	The regulatory filing fees in each of the three months ended March 31, 2014 and 2013 included annual FDA fees for maintaining manufacturing sites. In addition, during the three months ended March 31, 2013, these fees included regulatory filings associated with the sNDA for the ANCHOR indication.
(4)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to managed research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Such costs also include costs related to qualifying suppliers and legal costs. We anticipate a reduction in such costs in 2014 compared to 2013 levels as a result of a company-wide reduction in force announced in October 2013. Other research and development costs also include costs related to testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with a selected statin taken concomitantly. We have suspended additional development of AMR102 pending resolution of the ANCHOR sNDA with the FDA.
(5)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the three months ended March 31, 2014 and 2013 was $4.4 million and $3.6 million, respectively. Gain on change in change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing and (iii) an unrealized loss on foreign exchange contracts of $0.7 million for the three months ended March 31, 2013.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2013 was $6.9 million and we recognized a $0.9 million gain on change in fair value of derivative liability for the period ended March 31, 2014 for these warrants. The fair value of the warrant derivative liability at December 31, 2012 was $54.9 million and we recognized a $5.4 million gain on change in fair value of derivative liability for the period ended March 31, 2013 for these warrants. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and at March 31, 2014, the fair value of the derivative was determined to be $7.6 million. We recognized a $3.5 million gain on change in fair value of derivative liability for the three months ended March 31, 2014. At December 31, 2012, the fair value of the derivative was determined to be $14.6 million, and at March 31, 2013, the fair value of the derivative was determined to be $15.6 million. We recognized a $1.0 million loss on change in fair value of derivative liability for the three months ended March 31, 2013.

We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of March 31, 2014, there were no such outstanding contracts. As of March 31, 2013 we held foreign exchange forward contracts with notional amounts totaling $15.0 million. For the period ended March 31, 2013, we recognized expense of $0.7 million for a foreign exchange forward contract derivative liability, which was included as a component of change in fair value of derivative liabilities and in other current liabilities at March 31, 2013.

Interest Expense, net. Net interest expense for the three months ended March 31, 2014 and 2013 was $4.4 million and $8.9 million, respectively, a decrease of $4.5 million, or 51%. Net interest expense for the three months ended March 31, 2014 and 2013 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2014	2013

Exchangeable senior notes (1):
Amortization of debt discount created upon allocation of proceeds to the conversion option	$569	$2,901
Contractual coupon interest	1,312	1,312
Amortization of the discount from the underwriter’s discounts and offering costs	114	583

Total exchangeable senior notes interest expense	1,995	4,796

Long-term debt—BioPharma financing (2):
Cash interest—current	1,097	—
Cash interest—deferred	821	3,439
Non-cash interest	489	720

Total long-term debt interest expense	2,407	4,159

Other interest expense	1	2

Total interest expense	4,403	8,957
Interest income (3)	(10)	(97)

Total interest expense, net	$4,393	$8,860

(1)	Cash and non-cash interest expenses related to the exchangeable senior notes for the three months ended March 31, 2014 and 2013 was $2.0 million and $4.8 million, respectively. The decrease in interest expense of $2.8 million is the result of the debt discount associated with the exchangeable notes having been fully amortized as of January 2014.
(2)	Cash and non-cash interest expenses related to the BioPharma financing for three months ended March 31, 2014 and 2013 was $2.4 million and $4.2 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. For the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014, our revenues were below the contractual threshold amount such that we made cash payments of $0.8 million in November 2013 and $1.0 million in February 2014 and will make a payment of $1.1 million in May 2014, each such payment reflecting the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the three months ended March 31, 2014 and 2013 was $0.01 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net for the three months ended March 31, 2014 and 2013 was $0.02 million and $(0.1) million, respectively. Other income (expense), net primarily consists of losses and gains on foreign exchange transactions, including realized gains and losses on foreign exchange forward contracts. We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency.

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes for the three months ended March 31, 2014 was a $0.4 million provision versus a $3.3 million benefit in the prior year. The current provision relates entirely to the United States subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2014 include cash and cash equivalents of $164.3 million. Our projected uses of cash include commercialization of Vascepa for the MARINE indication, preparations for commercialization of Vascepa for the ANCHOR indication, if approved, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2014	2013
Cash (used in) provided by continuing operations:
Operating activities	$(27.5)	$(59.6)
Investing activities	—	—
Financing activities	0.3	1.1

Decrease in cash and cash equivalents	$(27.2)	$(58.5)

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. For the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014, our revenues were below the contractual threshold amount such that we made a cash payment of $0.8 million in November 2013 and $1.0 million in February 2014 and will make a payment of $1.1 million in May 2014, each such payment reflecting the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. Additional quarterly repayments are due thereafter in accordance with the following schedule: $8.0 million per quarter in the third quarter of 2014 and each of the next two quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. The quarterly repayments through the third quarter of September 2014 represented interest only. Quarterly payments did not begin to reduce the principal balance until the fourth quarter of 2014. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. We can prepay after October 1, 2013, an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

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

As of March 31, 2014, we had cash and cash equivalents of $164.3 million, a decrease of $27.2 million from December 31, 2013. The decrease is primarily due to net cash used in operating activities in support of the commercial launch of Vascepa, net of proceeds from financing activities. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $939.9 million as of March 31, 2014. We believe that our cash and cash equivalents balance of $164.3 million at March 31, 2014 will be sufficient to fund our projected operations for at least the next twelve months. We anticipate that net cash outflows in 2014 will be significantly lower than net cash outflows in 2013 as a result of a reduction in expenses associated with the commercialization of Vascepa, lower headcount and lower supply purchases.

On March 29, 2014, the universal shelf registration statement on Form S-3 (Registration No. 333-173132) that we had filed with the SEC on March 29, 2011, expired. We currently intend to file a new registration statement.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period
(in millions)

	Total	2014	2015 to 2016	2017 to 2018	After 2018
Purchase Obligations (1)	$57.7	$8.8	$27.3	$17.8	$3.8
Operating Lease Obligations (2)	2.6	0.6	1.2	0.8	—
Interest Payment Obligations—Exchangeable Debt (3)	23.6	2.6	10.5	10.5	—
BioPharma Repayment—Principal & Interest (4)	148.2	17.1	93.0	38.1	—

Total Contractual Cash Obligations	$232.1	$29.1	$132.0	$67.2	$3.8

(1)	We have agreements with API suppliers which include minimum purchase levels to enable us to maintain certain exclusivity with each respective supplier. The amounts in the table above reflect amounts potentially payable to our suppliers based on our minimum purchase obligations. These amounts reflect the assumption that the sNDA for the Slanmhor consortium is approved and that the Slanmhor consortium completes construction and validation of its manufacturing facility.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Bedminster, NJ and Groton, CT.
(3)	Represents scheduled interest payments due under the terms of our 3.5% exchangeable senior notes (“notes”) due 2032, assuming they remain outstanding through 2018 and they have not been exchanged for ADRs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADRs.
(4)	Represents principal and interest payments which we anticipate paying under the terms of the agreement entered into with BioPharma Secured Debt Fund II Holdings Cayman LP (BioPharma) reflecting full payment based on the quarterly repayment schedule under that agreement, without regard to our potential to elect quarterly reductions in such payment amounts in the event that Vascepa revenue levels result in calculation under the agreement of lower quarterly repayment amounts. Under this agreement, the Company granted to BioPharma a security interest in future receivables and all rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. We made cash payments of $0.8 million in November 2013 and $1.0 million in February 2014 and will make a payment of $1.1 million in May 2014, each such payment reflecting the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. Additional quarterly repayments are due thereafter in accordance with the following schedule: $8.0 million per quarter in the third quarter of 2014 and in each of the next two quarters, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million due in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. For accounting purposes, the quarterly repayments through the third quarter of September 2014 represent interest only. Quarterly payments do not begin to reduce the principal balance until the fourth quarter of 2014. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. The table above reflects payment in full of the scheduled quarterly amounts without regard to such potential elected reductions.

We do not enter into financial instruments for trading or speculative purposes. At March 31, 2014, we had no outstanding forward exchange contracts. At March 31, 2013, we had three forward exchange contracts with a nominal amount of $15.0 million to hedge payments made in foreign currency for API supply and we recorded an unrealized loss of $0.7 million under these contracts.

In April 2013, we announced the approval by the FDA of the sNDAs covering two of our API suppliers, Chemport, Inc. and BASF (formerly Equateq Limited). On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement. BASF did not remedy within a contractual 60-day cure period and as a result, this agreement terminated on February 28, 2014 and as such, no future purchase obligations for BASF are reflected in the table above. However, we may enter into a new development and supply agreement with BASF and may purchase supply from BASF. The Chemport supply agreement provides access to additional API supply that is incremental to supply from Nisshin, our other existing FDA-approved API supplier. The Chemport agreement includes minimum annual purchase levels enabling us to maintain certain supply exclusivity with each respective supplier. The Chemport agreement also includes a provision that any shortfall in the minimum purchase commitments is payable in cash, and the maximum amounts payable pursuant to this provision are reflected in the table above. The sNDA for the Slanmhor consortium, our intended incremental API supplier, is not yet approved and the construction and validation of their facility has not been completed for the manufacture of Vascepa API, however, the minimum purchase commitments that could result in a future cash obligation have been included in the above table.

The two supply agreements entered into in 2011 with BASF, which has since terminated, and Chemport also include commitments for: (i) certain development fees, (ii) material purchase commitments million for initial raw materials, which will be credited against future API purchases, and is refundable to us if a supplier does not successfully develop and qualify the API by a certain date, and (iii) raw material purchase commitments. We have paid $3.1 million related to these commitments through March 31, 2014. The agreement with the Slanmhor consortium, when all contingencies are eliminated by the supplier, provides for certain development fees and other commitments of, which will be credited against future API material purchases. We have paid $6.2 million related to these commitments through March 31, 2014. Certain of these commitment fees are contingent upon the mutually agreed upon expansion of the Slanmhor consortium’s API manufacturing capacity beyond the facility which has already been constructed and is in the process of being qualified by the consortium. To date, the parties have not agreed upon such additional expansion. Under this agreement, during the three months ended March 31, 2014 and 2013, we made payments of $0.4 million and $3.9 million, respectively, to the Slanmhor consortium related to stability and technical batches and advances on future API purchases. Under all of our supply agreements, during the three months ended March 31, 2014 we purchased approximately $1.3 million of Vascepa API.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. The carrying amount of $2.0 million and $3.3 million as of March 31, 2014 and December 31, 2013, respectively, is included in other long term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.2 million for the quarters ended March 31, 2014 and 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.5 million at March 31, 2014). Additionally, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.3 million at March 31, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.6 million at March 31, 2014).

In addition to the obligations in the table above, we have recorded a liability of $0.6 million for uncertain tax positions that have been recorded in long-term liabilities at March 31, 2014. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.

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

As of March 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are in the process of appealing the October 2013 rescission of the Special Protocol Assessment, or SPA, agreement related to our ANCHOR clinical trial within the FDA in accordance with FDA dispute resolution guidance. A SPA agreement is an agreement with the FDA that Phase 3 trial protocol design, clinical endpoints, and planned statistical analyses are acceptable to support regulatory approval. A SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA notified us that it rescinded the SPA agreement we entered into for the ANCHOR trial protocol because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. As a basis for this determination, the FDA communicated that, consistent with discussion at the related, public October 16, 2013 advisory committee meeting, it determined that results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that it no longer considers a change in serum triglyceride levels as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL.

On November 7, 2013, we submitted to the FDA a formal appeal of its decision to rescind the SPA agreement including documents outlining why we believe the SPA was wrongfully rescinded. On November 21, 2013, we received notification from the dispute resolution group of the Office of New Drugs at the FDA that it had not accepted for review, on procedural grounds, our appeal regarding the rescission of the SPA. We were also notified by the FDA that our request for a meeting at a high level within the FDA regarding the appeal was not granted and that we would first need to address the matter at the division level within the FDA. On December 19, 2013, the FDA notified us it did not expect to take action on our underlying sNDA on December 20, 2013 because our request to re-instate the ANCHOR SPA agreement remained under consideration with the FDA. The FDA also communicated to us that, as of December 19, 2013, it viewed our appeal of the ANCHOR SPA agreement rescission and the ANCHOR sNDA as separate administrative decisions worthy of separate consideration and that it FDA planned to complete its review of our request to re-instate the ANCHOR SPA agreement. The FDA provided no additional information on when it expects to complete its review of the ANCHOR sNDA.

On January 17, 2014, the Division of Metabolism and Endocrinology Products, or DMEP, within the FDA notified Amarin in connection with Amarin’s request for reconsideration of the October 2013 decision to rescind the ANCHOR SPA agreement that the DMEP “does not plan to re-instate the ANCHOR SPA agreement.” We appealed the DMEP decision to the next level within the FDA, the Office of Drug Evaluation II, or ODE II, and were informed in late April 2014, that ODE II determined to uphold the DMEP rescission determination. Our plan is to appeal the rescission decision to the next level within the FDA, the Director of the Office of New Drugs, Dr. John Jenkins, in accordance with FDA dispute resolution guidance. There can be no assurance that we will be successful in the reinstatement of the ANCHOR SPA agreement or in approval of the ANCHOR indication sNDA.

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

We believe that we have valid defenses and we will vigorously defend against the claims, but cannot predict the outcome. We are unable to reasonably estimate the loss exposure, if any, associated with these claims. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by us of the associated deducible obligation under such insurance coverage.

On February 27, 2014, we commenced a lawsuit against the FDA in the U.S. District Court for the District of Columbia captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.) that challenges FDA’s denial of our request for five-year NCE exclusivity for Vascepa based on our reading of the relevant statute, our view of FDA’s inconsistency with its past actions in this area and the retroactive effect of what we believe is a new policy at FDA as it relates to our situation. Our complaint requests that the court vacate FDA’s decision, declare that Vascepa is entitled to the benefits of five-year statutory exclusivity, bar the FDA from accepting any ANDA or similar application for which Vascepa is the reference-listed drug until after the statutory exclusivity period and set aside what we contend are—due to the denial of five-year exclusivity to Vascepa—prematurely accepted pending ANDA applications. We intend to litigate the case vigorously, but we cannot predict the outcome of this lawsuit.

On March 4, 2014, we filed a lawsuit for patent infringement of U.S. Patent No. 8,663,662 in the U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and its subsidiary, Omthera Pharmaceuticals, Inc., captioned Amarin Pharmaceuticals Ireland Limited v. Omthera Pharmaceuticals, Inc. et al., Civ. A. No. 1:14-cv-00279 (D.Del). The focus of the lawsuit is the commercial marketing of Epanova® (omega-3-carboxylic acids) capsules in the United States. Epanova was approved by the FDA in May 2014 with substantially the same indication as Vascepa and is expected to compete with Vascepa. We are seeking damages and injunctive relief in the litigation. We intend to litigate the case vigorously, but we cannot predict the outcome of this lawsuit.

In March and April 2014, we received paragraph IV certification notices from five companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. We have filed or are in the process of filing patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin is seeking, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation (collectively, “Apotex”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). In April 2014, Amarin also filed lawsuits against Roxane Laboratories, Inc. (“Roxane”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.). In the near future, Amarin plans to file lawsuits against the other two ANDA applicants referenced above, Watson Laboratories, Inc. and Teva Pharmaceuticals USA, Inc. asserting patent infringement in a manner similar to that in the pending suits. As a result of the 30-month stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to any ANDA before September 2016, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of these lawsuits.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on February 27, 2014.

Risks Related to the Commercialization and Development of Vascepa

* Our ability to generate increased revenue over the next few years depends, in part, on FDA approval for the use of Vascepa in the ANCHOR indication in the United States and we may be delayed in obtaining, or never obtain, such approval. In October 2013 an advisory committee convened by the FDA voted 9 to 2 against recommending approval of Vascepa in the ANCHOR indication and the FDA has rescinded our ANCHOR clinical trial Special Protocol Assessment Agreement, as a result of which there is a significant risk that FDA will not approve Vascepa for this indication.

While we are currently marketing Vascepa for use in the MARINE indication in the United States, our ability to commercialize Vascepa in the ANCHOR indication in the United States or market Vascepa for either indication outside of the United States is dependent upon receiving additional regulatory approvals. In April 2013, the FDA accepted our Supplemental New Drug Application, or sNDA, which seeks approval for the use of Vascepa in patients with high triglyceride levels (TG>200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated LDL-C levels, which we refer to as the ANCHOR indication. The FDA originally assigned the sNDA a Prescription Drug User Fee Act, or PDUFA, date of December 20, 2013 for the completion of its review. The PDUFA date is the goal date for the FDA to complete its review of the sNDA. On December 19, 2013, the FDA notified us it did not expect to take action on our sNDA on December 20, 2013 because our request to re-instate the ANCHOR special protocol assessment, or SPA, agreement remained under consideration with the FDA. Our request to reinstate the ANCHOR SPA was denied twice and we are in the process of appealing that decision within the FDA. No new PDUFA date has been established.

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

However, there was also extensive discussion during the advisory committee meeting regarding the expected clinical benefit of a reduction in TGs in this patient population. That is, whether the clinical data derived from the ANCHOR trial was a sufficient basis for approval. In particular, the advisory committee and FDA noted the lack of prospective, controlled clinical trial data demonstrating that pharmacological reduction of TGs in patients with mixed dyslipidemia on statin therapy significantly reduces residual cardiovascular risk in these patients. The FDA noted that prior clinical outcomes studies conducted by others, albeit in different patient populations, evaluating different drugs with different mechanisms of action, failed to demonstrate a statistically significant reduction in cardiovascular events following concomitant use of drug therapy in patients on statin therapy. We believe that the negative vote of the advisory committee was principally due to the lack of recent conclusive data in these clinical outcomes studies in favor of the hypothesis that TG reduction will result in reduced cardiovascular risk. The FDA is not bound by the recommendations of the advisory committee, but it generally follows such recommendations.

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

On November 21, 2013, we received notification from the dispute resolution group of the Office of New Drugs at the FDA that it had not accepted for review, on procedural grounds, our appeal regarding the rescission of the SPA. We were also notified by the FDA that our request for a meeting at a high level within the FDA regarding the appeal was not granted and that we would first need to address the matter at the division level within the FDA. On December 19, 2013, the FDA notified us it did not expect to take action on our sNDA on December 20, 2013 because our request to re-instate the ANCHOR SPA agreement remained under consideration with the FDA. The FDA also communicated to us that, as of December 19, 2013, it viewed our appeal of the ANCHOR SPA agreement rescission and the ANCHOR sNDA as separate administrative decisions worthy of separate consideration and that it FDA planned to complete its review of our request to re-instate the ANCHOR SPA agreement. The FDA provided no additional information on when it expects to complete its review of the ANCHOR sNDA. On January 17, 2014, the Division of Metabolism and Endocrinology Products, or DMEP, within the FDA notified Amarin in connection with Amarin’s request for reconsideration of the October 2013 decision to rescind the ANCHOR SPA agreement that the DMEP “does not plan to re-instate the ANCHOR SPA agreement.” We appealed the DMEP decision to the next level within the FDA, the Office of Drug Evaluation II, or ODE II, and were informed in late April 2014, that ODE II determined to uphold the DMEP rescission determination. Our plan is to appeal the rescission decision to the next level within the FDA in accordance with FDA dispute resolution guidance. There can be no assurance that we will be successful in the reinstatement of the ANCHOR SPA agreement or in approval of the ANCHOR indication sNDA.

Based on our communications with the FDA, we currently expect that final positive results from the REDUCE-IT outcomes study will be required for FDA approval of label expansion for Vascepa. If we do not receive FDA approval of the ANCHOR indication, we plan to re-evaluate the REDUCE-IT study, including the likelihood of REDUCE-IT providing clinically and commercially useful results, the likelihood of FDA approval for an expanded indication for Vascepa based on these results and whether it is best to continue or discontinue the study. We anticipate that in any such re-evaluation we will seek further feedback from the FDA. The aggregate cost to complete REDUCE-IT, excluding amounts previously expensed, is estimated to exceed $100 million, which is a significant financial burden given our current financial position. To the extent the FDA conditions approval of Vascepa for the ANCHOR indication on its review of the data from the REDUCE-IT trial, Vascepa may never be approved for this indication. Any delay in obtaining, or an inability to obtain, marketing approval in this indication could prevent us from growing revenue significantly and could have a material adverse effect on our operations and financial condition, including our ability to reach profitability.

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

On October 29, 2013, the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. Specifically, consistent with discussion at the advisory committee meeting, the FDA determined that results from outcome studies of other drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. In response to our appeal of the decision to rescind the ANCHOR SPA agreement, on January 17, 2014, the DMEP within the FDA notified Amarin in connection with Amarin’s request for reconsideration of the October 2013 decision to rescind the ANCHOR SPA agreement that the DMEP “does not plan to re-instate the ANCHOR SPA agreement.” The DMEP also stated that it no longer considers a change in serum triglyceride levels as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL. We appealed this decision within FDA and were denied again. We plan to appeal this decision to the next level within the FDA.

Thus, even though we have received regulatory approval of Vascepa for the MARINE indication under an SPA agreement, our ANCHOR SPA agreement was rescinded and there is no assurance that the FDA will not rescind our REDUCE-IT SPA agreement. The inability to obtain marketing approval in the ANCHOR or REDUCE-IT indications has and would prevent us from growing revenue significantly, and it has had, and could continue to have, a material adverse effect on our operations and financial condition, including our ability to reach profitability.

If we do not obtain FDA approval of the ANCHOR indication, we may choose to discontinue our ongoing REDUCE-IT outcome study of Vascepa, which is designed to determine whether Vascepa is effective in reducing major cardiovascular events in a high risk patient population on statin therapy and our development of AMR102, a fixed dose combination of Vascepa and a leading statin product.

Our ongoing REDUCE-IT cardiovascular outcome study was designed to determine whether Vascepa, when added to statin therapy, would reduce the risk of major cardiovascular events in an at-risk patient population. We expect the ongoing incremental cost of the REDUCE-IT study to us over the next several years will exceed $100 million as the study currently involves over 450 clinical trial sites in eleven countries. The timing of completion of the REDUCE-IT study is based on the rate of cardiovascular events for patients in the study. If it takes longer for such events to accrue than we expect, the trial could take longer to complete and cost more than we currently expect. AMR102, a fixed dose combination of Vascepa and a leading statin product, is in early stage development with relatively minimal current expenses associated with ongoing development, but significant expense associated with development over the next several years. We have not been profitable in any of the last five fiscal years. Our cash and cash equivalents at March 31, 2014 was $164.3 million. For the fiscal year ended December 31, 2013, we reported a loss of approximately $166.2 million. For the three months ended March 31, 2014, we reported a loss of approximately $26.0 million and we had an accumulated deficit at March 31, 2014 of $939.9 million. For the three months ended March 31, 2014, net revenue from the sale of Vascepa based on the MARINE indication was $11.0 million. Given the substantial ongoing cost of the REDUCE-IT cardiovascular outcome study, our current capital resources and the current sales of Vascepa resulting from FDA approval of Vascepa for use in the MARINE indication, we may not be able to continue the study with our current financial resources and anticipated revenues from Vascepa without the additional revenues that may be available to us from the sale of Vascepa following an FDA approval of the ANCHOR indication. If we do not receive FDA approval of the ANCHOR indication, we plan to re-evaluate the REDUCE-IT study, including the likelihood of REDUCE-IT providing clinically and commercially useful results, the likelihood of FDA approval for an expanded indication for Vascepa based on these results and whether it is advisable to continue or discontinue the study. We anticipate that in any such re-evaluation we will seek further feedback from the FDA. If we do not receive FDA approval of the ANCHOR indication and do not continue the ongoing REDUCE-IT trial or our development of AMR102, our ability to generate revenue now and over the next several years will be substantially dependent on sales of Vascepa resulting from FDA approval of Vascepa for use in the MARINE indication. Accordingly, our prospects for substantially increasing future revenue from sales of Vascepa beyond what might be expected from the MARINE indication labeling alone will be substantially diminished.

We are dependent upon the success of Vascepa, which we launched commercially in the MARINE indication in early 2013.

As a result of our reliance on a single product and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depends on our ability to execute our commercial strategy for Vascepa in the United States, which we launched in January 2013. If commercialization efforts for Vascepa in the MARINE indication are not successful, our business will be materially and adversely affected. Even if we are able to develop additional products from our research and development efforts, the development time cycle for products typically takes several years. This restricts our ability to respond to adverse business conditions for Vascepa. If we are not successful in developing any future product or products, or if there is not adequate demand for Vascepa or the market for such product develops less rapidly than we anticipate, we may not have the ability to effectively shift our resources to the development of alternative products or do so in a timely manner without suffering material adverse effects on our business. As a result, the lack of alternative products we develop could constrain our ability to generate revenues and achieve profitability.

* Our current and planned commercialization efforts may not be successful in increasing sales of Vascepa.

In January 2013, we began selling and marketing Vascepa in the United States through our own, newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure. We hired key personnel in these areas over the last several years and hired and trained a professional sales force in early January 2013. In October 2013, following an FDA advisory committee recommendation against approval for the ANCHOR indication, we implemented a plan to reduce our workforce and our team of sales professionals in half. In May 2014 we plan to begin co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc., or Kowa Pharmaceuticals America, under a co-promotion agreement we entered into in March 2014. Under the agreement, approximately 250 Kowa Pharmaceuticals America sales representatives are expected to devote a substantial portion of their time to promoting Vascepa with Amarin’s approximately 130 sales representatives based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of a new pharmaceutical product is a complex undertaking for a company to manage, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

Factors related to building and managing a sales and marketing organization that can inhibit our efforts to successfully commercialize Vascepa include:

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

In addition, we believe that investors should view with caution both the results for the twelve months ended December 31, 2013 and the results for quarterly periods for the foreseeable future, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results, especially in light of the recent negative advisory committee vote, the October 2013, approximately 50% reduction in our sales force and the March 2014 co-promotion Agreement with Kowa Pharmaceuticals America. We commenced our commercial launch of Vascepa on January 28, 2013. Accordingly, there is a very limited amount of information available at this time to determine the actual number of total prescriptions for Vascepa. We believe investors should consider our results for the twelve months ended December 31, 2013 together with results over several future quarters, or longer, before making an assessment about potential future performance.

In addition to the factors identified above, seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from its Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from us to such Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. The change in revenue recognition methodology resulted in the recognition of previously deferred revenue. At December 31, 2013, the Company had deferred approximately $1.7 million in amounts billed to Distributors that was not recognized as revenue. This change in revenue recognition methodology resulted in the recognition of such deferred revenues during the three months ended March 31, 2014. Revenues for the three months ended March 31, 2014 based on the resale of Vascepa for the purposes of filling patient prescriptions during the period would have been $10.0 million. We cannot assure that our revenue recognition process will consistently result in accurate financial results or that future adjustments, possibly material in scope or amount, will not occur.

If we are not successful in our efforts to market and sell Vascepa, our anticipated revenues will be materially and negatively affected, and we may not obtain profitability, may need to cut back on research and development activities or need to raise additional funding that could result in substantial dilution.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently markets Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia has been on the market since 2004. As described below, a generic version of Lovaza is now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently markets Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor and Trilipix are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). We expect AstraZeneca will utilize its substantial commercial resources to market its product. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. We are not aware of the commercialization plan for Omtryg. Each of these competitors, other than Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. Pronova/BASF has appealed to the U.S. Supreme Court to challenge its loss in the Lovaza patent litigation against Teva and Par Pharmaceutical Inc., or Par, which, if Pronova/BASF wins, could lead to an injunction against Teva and Par from selling generic versions of Lovaza in the United States. In addition, in March 2011, Pronova/BASF entered into an agreement with Apotex Corp. and Apotex Inc., or Apotex, to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Pronova/BASF granted Apotex a license to enter the United States market with a generic version of Lovaza in the first quarter of 2015, or earlier depending on circumstances. Apotex and Par must obtain FDA approval of generic versions of Lovaza before they are permitted to sell such products in the United States.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. We believe Catabasis Pharmaceuticals, or Catabasis, Resolvyx Pharmaceuticals, or Resolvyx, and Sancilio & Company are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Catabasis initiated a Phase 2 clinical trial of its product in December 2013; Resolvyx’s compound remains in Phase 1 clinical testing; and Sancilio is preparing to commence Phase 3 clinical testing. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has reported that it is preparing to file an Investigational New Drug Application with the FDA and to conduct a human study in the first half of 2014. Isis Pharmaceuticals announced favorable Phase 2 results of ISIS-APOCIIIRx a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides. Finally, Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients.

* Generic company competitors are seeking approval of generic versions of Vascepa.

The Food Drug and Cosmetic Act, or FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, permit the FDA to approve abbreviated new drug applications, or ANDAs, for generic versions of brand name drugs like Vascepa. We refer to the process of generic drug applications as the “ANDA process.”

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

The paragraph IV notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that our patents are invalid, or both. After receipt of a valid notice, we would have the option of bringing a patent infringement suit in federal district court against any generic company seeking approval for its product within 45 days from the date of receipt of each notice. If such a suit is commenced within this 45 day period, we will be entitled to receive a 30 month stay on FDA’s ability to give final approval to any of the proposed products that reference Vascepa that begins on the date we receive the paragraph IV notice. The stay may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the applicant before the expiration of the 30 month period, the stay will be immediately lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patents are not upheld or if the generic competitor is found not to infringe such patents.

We have received five paragraph IV notices notifying us of submitted ANDAs to Vascepa under the Hatch-Waxman Amendments. We are now engaged in costly litigation with the ANDA applicants to protect our patent rights. If an ANDA filer is ultimately successful in patent litigation against us, it meets the requirements for a generic version of Vascepa to the satisfaction of the FDA under its ANDA (after any applicable regulatory exclusivity period and the litigation-related 30-month stay period expires), and is able to supply the product in significant commercial quantities, the generic company could, with the market introduction of a generic version of Vascepa. Such a market entry would likely limit our U.S. sales, which would have an adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

In addition to the five paragraph notices received to date, in February 2014, prior to the FDA’s three-year exclusivity determination for Vascepa, we received a purported paragraph IV notice from a generic drug company with respect to an ANDA to Vascepa. The FDA confirmed with us after we received the notice and before the exclusivity determination was made that the FDA had not accepted for review any ANDA to Vascepa. The FDA has repeatedly taken the position that paragraph IV notices delivered to pioneer companies such as Amarin prior to the acceptance by the FDA for review of a submitted ANDA are not effective under the Hatch-Waxman Amendments. The generic company may challenge the FDA’s position on whether the notice is valid in court in connection with patent litigation. Generic companies are thought to send such premature notices to seek to avail themselves of the 180-day generic exclusivity period for an approved product under an ANDA based on the generic’s view that it would then have first-to-file status and to seek an early end to related patent litigation with the branded drug company and the associated 30-month stay. Because we and the FDA do not believe this purported paragraph IV notice is an effective notice under the Hatch-Waxman Amendments we do not plan to initiate patent litigation against the generic company that submitted the ANDA until within the 45-day period after we receive a valid paragraph IV notice from such applicant.

* Our suit against FDA challenging its denial of five-year, NCE exclusivity to Vascepa under the Hatch-Waxman Amendments may not achieve its intended goal to delay generic competition challenges to Vascepa.

The timelines and conditions under the ANDA process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, new chemical entity (NCE) marketing exclusivity. The FDA typically makes a determination on marketing exclusivity in connection with an NDA approval of a drug for a new indication. We applied to the FDA for five-year, NCE marketing exclusivity for Vascepa in connection with the NDA for our MARINE indication, which NDA was approved by the FDA on July 26, 2012. On February 21, 2014, in connection with the July 26, 2012 approval of the MARINE indication, the FDA denied a grant of NCE marketing exclusivity to Vascepa and granted three-year marketing exclusivity. Such three-year exclusivity extends through July 25, 2015 and is expected to be supplemented by a 30-month stay that we believe will extend into September 2016, assuming the related Vascepa patent litigation is not resolved against us sooner.

NCE marketing exclusivity, not granted to Vascepa, precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, the pioneer drug company may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. Another drug sponsor could also gain a form of marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

The three-year period of exclusivity granted to Vascepa under the Hatch-Waxman Amendments is for a drug product that contains an active moiety that has been previously approved when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Our MARINE clinical trial was a new clinical investigation that was essential to the approval of our new drug application. We are entitled to three-year exclusivity even though FDA determined that the EPA moiety was previously approved in Lovaza because our MARINE clinical investigation was essential for the approval of our new drug product, Vascepa.

Such three-year exclusivity protection precludes the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval. The FDA may accept and commence review of such applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of our patents at any time. In this case, Amarin would be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the period that Amarin receives notice of the patent challenge (the paragraph IV notice), assuming Amarin responds to the patent challenge with 45 days, and Amarin may also be afforded a judicial extension if applicable requirements are met. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

On February 27, 2014, we commenced a lawsuit against the FDA that challenges FDA’s denial of our request for five-year NCE exclusivity for Vascepa based on our reading of the relevant statute, our view of FDA’s inconsistency with its past actions in this area and the retroactive effect of what we believe is a new policy at FDA as it relates to our situation. Our complaint requests that the court vacate FDA’s decision, declare that Vascepa is entitled to the benefits of five-year statutory exclusivity, bar the FDA from accepting any ANDA or similar application for which Vascepa is the reference-listed drug until after the statutory exclusivity period and set aside what we contend are—due to the denial of five-year exclusivity to Vascepa—prematurely accepted pending ANDA applications.

We may not be successful in this lawsuit against the FDA. Further, a generic company could enter this litigation, complicating the ultimate determination. Even if we are successful at the federal district court level, the FDA may appeal and we may need to win on appeal before the FDA takes, or the court imposes on the FDA, the remedies we request in suit. In addition, we may not be able to stay the continuation of currently pending ANDA-related patent litigation. The legal process can be costly and time-consuming and even if we are successful the remedies available to us diminish in value over time as we approach the natural expiration of the benefits associated with five-year exclusivity.

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

* We may not be successful in our Vascepa co-promotion effort with Kowa Pharmaceuticals America.

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America to co-promote Vascepa in the United States under which approximately 250 Kowa Pharmaceuticals America sales representatives are expected to devote a substantial portion of their time to promoting Vascepa with Amarin’s approximately 130 sales representatives. Co-promotion under the agreement is expected to commence during May 2014 based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. While our agreement provides for minimum performance criteria, we have little control over Kowa Pharmaceuticals America, and it may fail to devote the necessary resources and attention to promote Vascepa effectively. If that were to occur, depending on Vascepa revenues, we may have to curtail the continued development of Vascepa for approval for additional indications or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. Or, we may seek to terminate the agreement and search for another commercialization partner. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as Kowa Pharmaceuticals America. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third party payment and insurance programs.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we or Kowa Pharmaceuticals America are found to have improperly promoted off-label uses of Vascepa, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. We may also be held responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States, the European Union, Japan and elsewhere. In the United States, the FDA generally requires pre-clinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including:

•	the lack of efficacy during clinical trials;

•	the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;

•	slower than expected rates of patient recruitment;

•	the inability to observe patients adequately after treatment;

•	changes in regulatory requirements for clinical or preclinical studies;

•	the emergence of unforeseen safety issues in clinical or preclinical studies;

•	delay, suspension, or termination of a trial by the institutional review board responsible for overseeing the study at a particular study site;

•	unanticipated changes to the requirements imposed by regulatory authorities on the extent, nature or timing of studies to be conducted on quality, safety and efficacy;

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial; and

•	political instability affecting our clinical trial sites, such as the potential for political unrest affecting our REDUCE-IT clinical trial sites in the Ukraine and Russia.

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

Any manufacturing problem, natural disaster affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we will be reliant on third parties to supply the raw materials needed to manufacture Vascepa. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize Vascepa.

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We purchase and use commercial supply from Chemport in addition to Nisshin. We recently terminated our agreement with BASF due to its inability to meet the agreement requirements and may enter into a new development and supply agreement with BASF and may purchase API from BASF. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third party sources of supply.

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

Also, in December 2012 we announced the addition of an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc. to our planned API global supply chain for Vascepa. Slanmhor Pharmaceutical, Inc. was spun-out from Ocean Nutrition Canada, or ONC, prior to the May 2012 acquisition of ONC by Royal DSM N.V., a global leader in life sciences and materials sciences. Once the Slanmhor consortium’s application is approved by the FDA, Amarin will have a total of four suppliers of qualified API to utilize in supporting the global commercialization of Vascepa, subject to appropriate regulatory approval of the consortium, for which we submitted a sNDA in August 2013. The Slanmhor consortium is working to complete construction and validation of its facility for the manufacture of Vascepa.

Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. For example, Chemport, which was approved as one of our API suppliers in April 2013, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from previously approved suppliers. If our third party manufacturing capacity is not expanded and compliant with application regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

We currently rely exclusively on Patheon (formerly Banner Pharmacaps) for the encapsulation of Vascepa. We have encapsulation agreements with two other commercial API encapsulators. These companies are working to qualify their processes and to prove that the Vascepa capsules they produce meet the same quality standards as the capsules produced by Patheon. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

We may not be able to maintain our exclusivity with our certain third-party Vascepa suppliers if we do not meet minimum purchase obligations due to lower than anticipated sales of Vascepa.

Certain of our agreements with our suppliers include minimum purchase obligations and limited exclusivity provisions based on such minimum purchase obligations. If we do not meet the respective minimum purchase obligations in our supply agreements, our suppliers, in certain cases, will be free to sell the active pharmaceutical ingredient of Vascepa to potential competitors of Vascepa. Similarly if we terminate certain of our supply agreements, such suppliers may be free to sell the active pharmaceutical ingredient of Vascepa to potential competitors of Vascepa. On December 30, 2013, we issued a notice of termination in connection with our active pharmaceutical ingredient supply agreement with BASF as a result of BASF’s non-compliance with the terms of such agreement. Our agreement with BASF is now terminated and though we may enter into another agreement with BASF, it is now free to sell active pharmaceutical ingredient to our competitors. While we anticipate that intellectual property barriers and FDA regulatory exclusivity will be the primary means to protect the commercial potential of Vascepa, the availability of Vascepa active pharmaceutical ingredient from our suppliers to our potential competitors would make our competitors’ entry into the market easier and more attractive.

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

The manufacture and packaging of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices, or cGMPs, and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, Nisshin plans to expand its capacity to supply API to us by further expanding their current facility. If we are not able to manufacture Vascepa to required specifications through our current and potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, we have filed a supplemental NDA to add the Slanmhor consortium as an additional API supplier for Vascepa. If the Slanmhor consortium cannot establish, to the satisfaction of the FDA, that it is in substantial compliance with cGMPs, and that the product manufactured at its site meets FDA requirements, we may not be able to manufacture API from that site, our supply of API for Vascepa may be delayed, and our anticipated future revenues and financial results may be materially adversely affected if such supply cannot be satisfied by our other three API suppliers.

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

Amarin has prosecuted, and is currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa cardiovascular program. As of the date of this report, we had 40 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Of such 40 allowed and issued applications, we currently have:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	35 U.S. patents covering the use of Vascepa in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030,

•	1 additional patent related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030, and

•	1 additional patent related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030.

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

* Our issued patents may not prevent competitors from competing with Vascepa, even if we seek to enforce our patent rights.

We plan to vigorously defend our rights under issued patents. For example, in March 2014, we filed a patent infringement suit against Omthera Pharmaceuticals, Inc., and its parent company, AstraZeneca Pharmaceuticals LP. The suit seeks injunctive relief and monetary damages for infringement of Amarin’s U.S. Patent No. 8,663,662. The complaint alleges infringement of the patent arising from the expected launch of Epanova, a product that is expected to compete with Vascepa in the United States. The patent covers methods of lowering triglycerides by administering a pharmaceutical composition that includes amounts of EPA as free acid, and no more than about 30% DHA. Amarin intends to pursue this litigation vigorously and aggressively protect its intellectual property rights. However, patent litigation is a time-consuming and costly process. There can be no assurance that we will be successful in enforcing this patent or that it will not be successfully challenged and invalidated. Even if we are successful in enforcing this patent, the process could take years to reach conclusion.

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

The market price of our ADSs declined significantly after the October 2013 decision by the FDA Advisory Committee to recommend against approval of Vascepa in the ANCHOR indication. We, and certain of our current and former executive officers and directors, have been named as defendants in four purported class action lawsuits initiated earlier this year that generally allege that we and certain of our current and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements or material omissions concerning the ANCHOR sNDA and related FDA regulatory approval process in an effort to lead investors to believe that Vascepa would receive approval from the FDA in the ANCHOR indication. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.

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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. As a small company with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we evolve from a development stage company to a commercial stage company we may experience turnover among members of our senior management team. We may have difficulty identifying and integrating new executives to replace any such losses. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. Furthermore, the lessened probability that we will obtain FDA approval for the ANCHOR indication could have an adverse impact on our ability to retain and recruit qualified personnel. In addition, in October 2013, we eliminated approximately fifty percent of our staff positions worldwide as part of a restructuring following the FDA advisory committee’s recommendation against the potential Vascepa label expansion. Even though all employees were offered severance pay in exchange for signing a comprehensive release of claims, this restructuring could lead to claims by former employees related to their termination. The restructuring could also have an adverse impact on our ability to retain and recruit qualified personnel. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

* We could be adversely affected by our exposure to customer concentration risk.

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 96% and 94% of gross product sales for the quarters ended March 31, 2014 and 2013, respectively and represented 95% and 96% of the gross accounts receivable balance as of March 31, 2014 and March 31, 2013, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2013, 2012, and 2011, we reported losses of approximately $166.2 million, $179.2 million, and $69.1 million, respectively, and we had an accumulated deficit at December 31, 2013 of $913.9 million. For the three months ended March 31, 2014 and 2013, we reported losses of approximately $26.0 million and $62.2 million, respectively, and we had an accumulated deficit at March 31, 2014 of $939.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Due to the recent approval by the FDA of Vascepa and the lack of historical sales data, Vascepa sales will be difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for Vascepa;

•	the extent to which coverage and reimbursement for Vascepa is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts with our new co-promotion partner, Kowa Pharmaceuticals America;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;

•	the results of our sNDA application for the ANCHOR indication and the results of the REDUCE-IT study or post-approval studies for Vascepa;

•	outcomes of litigation and other legal proceedings, including recently initiated shareholder litigation, regulatory matters and tax matters; and

•	whether we continue the REDUCE-IT study.

We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $164.3 million at March 31, 2014 will be sufficient to fund our projected operations for at least the next twelve months.

In order to fully realize the market potential of Vascepa, we may need to enter into a new strategic collaboration or raise additional capital. We may also need additional capital to fully complete our REDUCE-IT cardiovascular outcomes trial.

Our future capital requirements will depend on many factors, including:

•	revenue generated from the commercial sale of Vascepa in the MARINE indication and, subject to FDA approval, the ANCHOR indication;

•	the costs associated with commercializing Vascepa for the MARINE indication in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities with our new co-promotion partner, Kowa Pharmaceuticals America, and the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

•	the continued cost associated with our REDUCE-IT cardiovascular outcomes study, if we continue that study;

•	continued cost associated with litigation and other legal proceedings, including recently initiated shareholder litigation and patent litigation; and

•	the time and costs involved in obtaining additional regulatory approvals for Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

As of March 31, 2014, there were warrants outstanding for the purchase of up to 9,772,276 ADSs each representing one of our ordinary shares, with a weighted average exercise price of $1.41 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. The notes are exchangeable under certain circumstances into cash, our ADS, or a combination of cash and ADS, at our election, with a current exchange rate of 113.4752 ADS per $1,000 principal amount of notes. Although we intend to settle these notes in cash, if we elected physical settlement, the notes would initially be exchangeable into 17,021,280 ADS.

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

On a regular basis, we explore potential business combination transactions, including an acquisition of us by a third party, exclusive licenses of Vascepa or other strategic transactions or collaborations with third parties. For example, in March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America related to the commercialization of Vascepa in the United States. The consummation and performance of any such future transactions or collaborations will involve risks, such as:

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

As of May 1, 2014 we had 172,906,063 common shares outstanding including 172,440,450 shares held as ADSs and 465,613 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Upon a transaction resulting in a change of control of Amarin, as defined in the agreement, BioPharma will be automatically entitled to receive any amounts not previously paid, up to our maximum repayment obligation. As defined in the agreement, “change of control” includes, among other things, (i) a greater than 50 percent change in the ownership of Amarin, (ii) a sale or disposition of any collateral securing our debt with BioPharma and (iii), unless BioPharma has been paid a certain amount under the indebtedness, certain licensings of Vascepa to a third party for sale in the United States. The acceleration of the payment obligation in the event of a change of control transaction may make us less attractive to potential acquirers, and the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. †

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: May 9, 2014