Form 10-Q
period 2014-06-30
AMARIN CORP PLC\UK
filed 2014-08-07
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

174,133,288 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 465,163 ordinary shares, were outstanding as of August 1, 2014.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$150,528	$191,514
Restricted cash	600	1,000
Accounts receivable	6,364	3,645
Inventory, current	17,143	21,209
Deferred tax assets	471	471
Other current assets	2,875	1,563

Total current assets	177,981	219,402

Property, plant and equipment, net	472	579
Inventory, long-term	—	5,482
Deferred tax assets	11,937	11,944
Other non-current assets	5,063	4,360
Intangible asset, net	10,386	10,709

TOTAL ASSETS	205,839	252,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	5,543	6,375
Accrued interest payable	14,669	12,974
Warrant derivative liability	4,513	6,894
Deferred revenue	—	1,703
Accrued expenses and other current liabilities	13,205	9,594

Total current liabilities	37,930	37,540

Long-Term Liabilities:
Exchangeable senior notes	119,167	149,317
Long-term debt	88,700	87,717
Long-term debt derivative liabilities	9,400	11,100
Other long-term liabilities	619	658

Total liabilities	255,816	286,332

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 172,906,063 issued, 172,885,984 outstanding at June 30, 2014; 172,691,063 issued, 172,670,984 outstanding at December 31, 2013	141,654	141,477
Additional paid-in capital	733,113	738,754
Treasury stock; 20,079 shares at June 30, 2014 and December 31, 2013	(217)	(217)
Accumulated deficit	(924,527)	(913,870)

Total stockholders’ deficit	(49,977)	(33,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$205,839	$252,476

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Product revenues	$12,606	$5,500	$23,573	$7,842
Less: Cost of goods sold	5,025	2,844	9,271	4,131

Gross margin	7,581	2,656	14,302	3,711

Operating expenses:
Selling, general and administrative	21,094	33,961	41,679	73,228
Research and development	11,727	17,489	23,434	39,327

Total operating expenses	32,821	51,450	65,113	112,555

Operating loss	(25,240)	(48,794)	(50,811)	(108,844)
Gain on change in fair value of derivative liabilities	3,011	18,841	7,404	22,461
Gain on extinguishment of debt	38,034	—	38,034	—
Interest expense, net	(4,296)	(9,345)	(8,689)	(18,205)
Other income (expense), net	4,225	(411)	4,241	(536)

Income (Loss) from operations before taxes	15,734	(39,709)	(9,821)	(105,124)

(Provision for) benefit from income taxes	(411)	(65)	(836)	3,192

Net income (loss)	$15,323	$(39,774)	$(10,657)	$(101,932)

Earnings (loss) per share:
Basic	$0.09	$(0.26)	$(0.06)	$(0.68)
Diluted	$0.08	$(0.34)	$(0.07)	$(0.77)

Weighted average shares:
Basic	172,886	150,694	172,879	150,562
Diluted	207,674	157,043	173,876	157,067

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid- in Capital	Treasury Shares	Accumulated Deficit	Total
At December 31, 2013	172,691,063	$141,477	$738,754	$(217)	$(913,870)	$(33,856)
Exercise of stock options	215,000	177	107	—	—	284
Reacquisition of conversion option in convertible notes	—	—	(10,100)	—	—	(10,100)
Tax benefits realized from stock-based compensation	—	—	1	—	—	1
Stock-based compensation	—	—	4,351	—	—	4,351
Loss for the period	—	—	—	—	(10,657)	(10,657)

At June 30, 2014	172,906,063	$141,654	$733,113	$(217)	$(924,527)	$(49,977)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,657)	$(101,932)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	107	119
Stock-based compensation	4,351	9,963
Stock-based compensation—warrants	(177)	(1,455)
Excess tax benefit from stock-based awards	(1)	(1,003)
Accrued interest payable	1,696	7,035
Amortization of debt discount and debt issuance costs	2,267	8,740
Amortization of intangible asset	323	323
Gain on changes in fair value of derivative liabilities	(7,404)	(22,461)
Gain on extinguishment of debt	(38,034)	—
Deferred income taxes	7	(4,836)
Shares issued for services	—	18
Change in lease liability	—	(19)
Changes in assets and liabilities:
Restricted cash	400	(1,400)
Accounts receivable	(2,719)	(2,267)
Inventories	9,548	(7,252)
Other current assets	(1,312)	1,082
Other non-current assets	1,722	(384)
Deferred revenue	(1,703)	—
Accounts payable and other current liabilities	2,779	3,313

Net cash used in operating activities	(38,807)	(112,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(14)

Net cash used in investing activities	—	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	284	541
Proceeds from exercise of warrants, net of transaction costs	—	70
Debt issuance costs	(2,425)	—
Excess tax benefit from stock-based awards	1	1,003
Payments under capital leases	(39)	—

Net cash (used in) provided by financing activities	(2,179)	1,614

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,986)	(110,816)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	191,514	260,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,528	$149,426

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,732	$2,625

Income taxes	$414	$765

Supplemental disclosure of non-cash items: Reacquisition of conversion option in convertible notes	$10,100	—

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. The Company began selling and marketing Vascepa in the United States in January 2013. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. The Company also recently entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa Pharmaceuticals America) under which approximately 250 Kowa Pharmaceuticals America sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014. The Company operates in one business segment.

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

The ANCHOR clinical study was conducted under a special protocol assessment, or SPA, agreement with the FDA. The law governing SPA agreements requires that if the results of the trial conducted under the SPA substantiate the hypothesis of the protocol covered by the SPA, the FDA must use the data from the protocol as part of the primary basis for approval of the product. A SPA agreement is not a guarantee of FDA approval of the related new drug application. A SPA agreement is generally binding upon the FDA, except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy of the drug after the study begins that rises to the level of a public health concern, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. As a basis for this determination, the FDA communicated that it determined that the cumulative results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that while information the Company submitted supports testing the hypothesis that Vascepa 4 grams/day versus placebo reduces major adverse cardiovascular events in statin-treated subjects with residually high triglyceride levels, as is being studied in the Vascepa REDUCE-IT cardiovascular outcomes study, the FDA no longer considers a change in serum triglyceride levels as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL. In November 2013, the Company submitted to the FDA a request for reconsideration of its decision to rescind the ANCHOR SPA agreement. On January 17, 2014, the Company was notified by the FDA that it does not intend to reinstate the ANCHOR SPA agreement. The Company appealed to the next level within the FDA and was informed in late April 2014 that that level determined to uphold the rescission determination. The Company subsequently appealed the rescission decision to the next level within the FDA in accordance with FDA dispute resolution guidance and is currently awaiting their response.

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

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2014 and June 30, 2013, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

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

At June 30, 2014, the Company had cash and cash equivalents of $150.5 million. The Company’s consolidated balance sheets also includes derivative liabilities (see Note 5—Warrants and Warrant Derivative Liability) as well as long term debt and exchangeable senior notes (see Note 6—Debt). The warrant derivative liability reflects the fair value of outstanding warrants to purchase shares of the Company’s common stock. The outstanding January 2012 exchangeable senior notes (the “2012 Notes”) and May 2014 exchangeable senior notes (the “2014 Notes”) may be redeemed on or after January 19, 2017 and January 19, 2019, respectively, at the option of the holders and it is not puttable by the holders prior to these dates except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the warrant derivative liability, long term debt and Exchangeable Senior Notes do not present a short term claim on the liquid assets of the Company.

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

The Company commenced its commercial launch in the United States in January 2013. Prior to 2013, the Company recognized no revenue from Vascepa sales. In accordance with GAAP, until the Company had the ability to reliably estimate returns of Vascepa from its Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from the Company to such Distributors. Beginning in January 2014, the Company concluded that it had developed sufficient history such that it can reliably estimate returns and as a result, began to recognize revenue based on sales to its Distributors. The change in revenue recognition methodology resulted in the recognition of previously deferred revenue. At December 31, 2013, the Company had deferred approximately $1.7 million in amounts billed to Distributors that was not recognized as revenue. This change in revenue recognition methodology resulted in the recognition of such deferred revenues in the three months ended March 31, 2014.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of June 30, 2014, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the six months ended June 30, 2014 and 2013 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance at January 1, 2014	$1,071	$1,137	$72	$189	$2,469

Provision related to current period sales	3,325	4,978	163	2,254	10,720
Provision related to prior period sales	—	—	12	—	12
Credits/payments made for current period sales	(2,082)	(3,301)	—	(2,218)	(7,601)
Credits/payments made for prior period sales	(926)	(910)	—	—	(1,836)

Balance at June 30, 2014	$1,388	$1,904	$247	$225	$3,764

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance at January 1, 2013	$—	$—	$—	$—	$—
Provision related to current period and deferred sales	1,654	1,009	72	1,095	3,830
Credits/payments made for current period and deferred sales	(1,053)	(460)	—	(869)	(2,382)

Balance at June 30, 2013	$601	$549	$72	$226	$1,448

The following table summarizes product revenue recognized and deferred during the six months ended June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Product revenue recognized	$23,573	$7,842
Deferred product revenue	—	1,833

	$23,573	$9,675

In conjunction with the Company’s recognition and deferral of product revenues, the Company expensed and capitalized the associated cost of goods, as follows, during the six months ended June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Cost of goods sold expensed	$9,271	$4,131
Finished goods inventory held by others	—	695

	$9,271	$4,826

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

Inventory

The Company states inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, the Company will reduce the carrying value of such inventory to market value. The Company received FDA approval for Vascepa on July 26, 2012 and after that date began capitalizing inventory purchases of saleable product from approved suppliers. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, the Company capitalizes subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals is not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa or was purchased prior to the sNDA approval of the Company’s suppliers.

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

Deferred Revenue

Deferred revenue represents product shipments to Distributors for which the Company has invoiced the Distributors but not recognized as revenue because the product was not reported to the Company as having been resold for the purpose of filling prescriptions. Commencing on January 1, 2014, the Company recognizes revenue based on product shipments to its Distributors and as a result, no deferred revenue was recorded as of June 30, 2014.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include costs of salaries, programs and infrastructure necessary for the general conduct of the Company’s business, including the commercial launch of Vascepa in the United States for the MARINE indication. Included as part of selling, general and administrative costs is warrant related expense (income) from non-cash changes in the fair value of a derivative liability associated with warrants issued in October 2009 to former officers of Amarin which is recorded as compensation expense (income).

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

Earnings or Loss per Share

Basic net earnings (or loss) per share is determined by dividing net income (or loss) by the weighted average shares of common stock outstanding during the period. Diluted net earnings (or loss) per share is determined by dividing net income (or loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. However, in certain periods in which there is a gain recorded pursuant to the change in fair value of a derivative liability, for diluted earnings per share purposes, the impact of such gains is reversed and the treasury stock method is used to determine diluted earnings per share.

The calculation of net income (or loss) and the number of shares used to compute basic and diluted earnings per share for the three months ended June 30, 2014 and 2013 are as follows:

	Three months ended		Six months ended
In thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)—basic	$15,323	$(39,774)	$(10,657)	$(101,932)
Gain on warrant derivative liability	(1,416)	(12,983)	(2,381)	(18,826)
Gain on exchangeable senior notes derivative liability	(200)	—	—	—
Exchangeable senior notes interest	1,960	—	—	—

Net income (loss)—diluted	15,667	(52,757)	(13,038)	(120,758)
Net earnings (loss) per share—basic	0.09	(0.26)	(0.06)	(0.68)
Weighted average shares outstanding—basic	172,886	150,694	172,879	150,562
Effect of dilutive warrants	963	6,349	997	6,505
Effect of dilutive stock options	277	—	—	—
Effect of dilutive restricted stock	2,022	—	—	—
Effect of dilutive exchangeable senior notes if converted	31,526	—	—	—

Weighted average shares outstanding—diluted	207,674	157,043	173,876	157,067
Net income (or loss) per share—diluted	0.08	(0.34)	(0.07)	(0.77)

For the three and six months ended June 30, 2014 and 2013, the following potentially dilutive securities were not included in the computation of net income (or loss) per share because the effect would be anti-dilutive:

	Three months ended		Six months ended
In thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	10,644	11,196	11,864	11,196
Restricted stock and restricted stock units	—	913	2,305	913
Warrants	—	1,752	1,685	1,752
Exchangeable senior notes (if converted)	—	17,021	49,215	17,021

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in both the 2012 Notes and 2014 Notes qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be settled, at the Company’s discretion, in any combination of American Depository Shares (ADSs) or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 debt instrument was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was amortized over the expected term of the instrument. The conversion feature in the 2014 Notes may only be settled in ADSs upon conversion and has been accounted for as part of the debt host.

The conversion options in both the 2012 Notes and 2014 Notes continue to be evaluated on a quarterly basis to determine if they still receive an exception from derivative accounting in accordance with ASC 815-40. The 2014 Notes were recognized initially at fair value as part of an extinguishment of a portion of the 2012 Notes (see further discussion in Note 6). As a result, the debt was initially recognized at a discount of $27.9 million. This discount will be amortized through interest expense over the expected term of the note.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% and 96% of gross product sales for the six months ending June 30, 2014 and 2013, respectively and represented 96% and 98% of the gross accounts receivable balance as of June 30, 2014 and June 30, 2013, respectively.

Foreign Currency

All subsidiaries use the United States dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into United States dollars at period-end exchange rates. Non-monetary assets and liabilities carried in a foreign currency are remeasured into United States dollars using rates of exchange prevailing when such assets or liabilities were obtained or incurred, and expenses are generally remeasured using rates of exchange prevailing when such expenses are incurred. Gains and losses from the remeasurement are included in other income (expense), net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company periodically uses foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of June 30, 2014 and December 31, 2013, there were no outstanding foreign exchange contracts.

Debt Issuance Costs

Debt issuance costs are initially capitalized as a deferred cost within other non-current assets and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expense), net in the consolidated statements of operations.

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

The following table presents information about the Company’s assets and liabilities as of June 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2014
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$73.5	$73.5	$—	$—

Liabilities:
Warrant derivative liability	$4.5	$—	$—	$4.5
Long-term debt derivative liabilities	$9.4	$—	$—	$9.4

	December 31, 2013
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$113.5	$113.5	$—	$—

Liabilities:
Warrant derivative liability	$6.9	$—	$—	$6.9
Long-term debt derivative liability	$11.1	$—	$—	$11.1

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The estimated fair value of debt is based on the Level 1 quoted prices for the exchangeable senior notes and based on Level 3 inputs for the remainder of the Company’s long-term debt. The carrying amounts and the estimated fair values of debt instruments as of June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014		December 31, 2013
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$88,700	$87,800	$87,717	$75,700
2012 Notes	31,266	22,900	149,317	106,600
2014 Notes	87,901	93,600	—	—

The carrying value of the 2012 Notes at June 30, 2014 and December 31, 2013 includes a debt discount of zero and $0.7 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2012 Notes. The carrying value of the 2014 Notes at June 30, 2014 includes a debt discount of $30.8 million which is being amortized as non-cash interest expense over the expected term of the 2014 Notes. The change in the estimated fair values of these liabilities from December 31, 2013 to June 30, 2014 is largely related to the issuance of the 2014 Notes and the quoted bond prices.

Warrant Derivative Liability

At June 30, 2014, the fair value of the warrant derivative liability was determined to be $4.5 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.04%, (ii) remaining term of 0.3 years, (iii) no dividend yield, (iv) volatility of 120% and (v) the stock price on the date of measurement. As of December 31, 2013, the fair value of the warrant derivative liability was determined to be $6.9 million using the Black-Scholes option valuation applying the following assumptions: (i) risk-free rate of 0.12%, (ii) remaining term of 0.8 years, (iii) no dividend yield (iv) volatility of 99%, and (v) the stock price on the date of measurement. The $2.4 million decrease in the fair value of the warrant liability during the six months ended June 30, 2014 was recognized as: (i) a $2.2 million gain on change in fair value of the remaining derivative liability and (ii) $0.2 million in compensation income for change in fair value of warrants issued to former employees. Both amounts are included in the consolidated statement of operations for the six months ended June 30, 2014. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of the Company’s common stock among other factors. In the event of a hypothetical 10% increase in the market price of the Company’s common shares ($1.94 based on the $1.76 market price of the stock at June 30, 2014) on which the June 30, 2014 valuation was based, the value of the derivative liability would have increased by $1.1 million. Such increase would have been reflected as additional loss on change in fair value of derivative liabilities within the statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Long Term Debt Derivative Liabilities

The Company’s December 2012 financing agreement contains a redemption feature whereby, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At June 30, 2014, the fair value of the derivative was determined to be $6.1 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.8 and 4.1 years, (ii) coupon rates of between 9.9% and 12.5% and (iii) market yields of between 10.1% and 15.2%. The Company recognized a $5.0 million gain on change in fair value of derivative liability for the six months ended June 30, 2014. At December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 3.3 and 6.6 years, (ii) coupon rates of between 9.9% and 12.5% and (iii) market yields of between 9.0% and 29.4%. The Company recognized a $6.0 million gain on change in fair value of derivative liability for the six months ended June 30, 2013.

The Company’s 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined this redemption feature to be an embedded derivative, requiring bifurcation in accordance with ASC 815. The derivative is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At June 30, 2014, the fair value of the derivative was determined to be $3.3 million, and the debt was valued by using (i) the remaining term of the notes, (ii) a bond yield of 23.8%, (iii) a risk-free interest rate of 3.3% and (iv) volatility of 76%. The Company recognized a $0.2 million gain on change in fair value of derivative liability for the six months ended June 30, 2014.

The change in the fair value of derivative liabilities is as follows (in thousands):

		October 2009 Warrants	Long-Term Debt Derivative Liabilities	Totals

Balance at December 31, 2013		$6,894	$11,100	$17,994
Record initial fair value of derivative liability on senior notes		—	3,500	3,500
Gain on change in fair value of derivative liabilities		(2,204)	(5,200)	(7,404)
Compensation income for change in fair value of warrants issued to former employees		(177)	—	(177)

Balance at June 30, 2014		$4,513	$9,400	$13,913

	October 2009 Warrants	Long-Term Debt Derivative Liability	Foreign Exchange Contracts	Totals

Balance at December 31, 2012	$54,854	$14,577	$—	$69,431

(Gain) loss on change in fair value of derivative liability	(17,371)	(5,977)	887	(22,461)
Compensation income for change in fair value of warrants issued to former employees	(1,455)	—	—	(1,455)

Balance at June 30, 2013	$36,028	$8,600	$887	$45,515

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2014:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This amendment will be effective for the Company’s fiscal year beginning January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company is required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard will not have an impact on the Company’s condensed consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of technology rights for Vascepa and have an estimated remaining useful life of 16.1 years. The carrying value as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Technology rights	$11,624	$11,624
Accumulated amortization	(1,238)	(915)

	$10,386	$10,709

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials, current	$796	$4,246
Work in process	12,432	11,310
Finished goods	3,915	5,026
Finished goods inventory held by others	—	627

Total inventory, current	17,143	21,209

Raw materials, long-term	—	5,482

Total inventory	$17,143	$26,691

(5)	Warrants and Warrant Derivative Liability

The Company had 9,772,276 warrants to purchase common shares outstanding at June 30, 2014 at a weighted-average exercise price of $1.41 as summarized in the following table:

Issue Date	Amount	Exercise Price	Expiration Date
7/31/09	1,684,888	1.00	7/30/14
10/16/09	7,487,388	1.50	10/15/14
10/16/09	600,000	1.50	10/15/14

	9,772,276	$1.41

October 2009 Warrants derivative liability

On October 16, 2009, the Company completed a $70.0 million private placement with both existing and new investors resulting in $62.3 million in net proceeds and an additional $3.6 million from bridge notes converted in conjunction with the private placement. In consideration for the $62.3 million in net cash proceeds Amarin issued 66.4 million units, each unit consisting of (i) one ADS (representing one ordinary share) at purchase price of $1.00 and (ii) a warrant with a five year term to purchase 0.5 of an ADS at an exercise price of $1.50 per ADS. In consideration for the conversion of $3.6 million of convertible bridge notes, Amarin issued 4.0 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $0.90 and (ii) a warrant with a five year term to purchase 0.5 of an ADS an exercise price of $1.50 per ADS. The total number of warrants issued in conjunction with the financing was 35.2 million of which 7.5 million are outstanding at June 30, 2014.

In conjunction with the October 2009 financing, the Company issued an additional 0.9 million warrants to three former officers of which 0.6 million are outstanding as of June 30, 2014. The warrants issued in connection with the October 2009 financing contained a pricing variability feature which provided for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be exercised at a price less than the £0.5 par value of the common stock—that is, if the exchange rate exceeded U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants are not considered to be indexed to the Company’s common stock. Accordingly, the warrants do not qualify for the exception to classify the warrants within equity and are classified as a derivative liability.

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

July 2009 Warrants

The Company issued several warrants in July 2009. As of June 30, 2014 and December 31, 2013 these warrants have been classified as equity instruments and have been included in the Company’s consolidated balance sheet within additional paid-in-capital. During the six months ended June 30, 2013, 70,000 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $0.1 million. No warrants were exercised during the six months ended June 30, 2014.

(6)	Debt

Long term debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (“BioPharma”). Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. As of June 30, 2014, the net remaining amount to be repaid to BioPharma is $147.1 million. During the three and six months ended June 30, 2014, the Company made repayments under the agreement of $1.1 million and $2.1 million to BioPharma, respectively and an additional $1.3 million is scheduled to be paid in August 2014. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid thereafter in accordance with the following schedule: $8.0 million in the fourth quarter of 2014 and in the next quarter thereafter, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced and with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million has been repaid. Under the agreement, upon a change of control, the Company would have been required to pay $140 million, less any previously repaid amount, if a change of control occurred on or before December 31, 2013, and is required to repay $150 million, less any previously repaid amount, if a change of control event occurs after December 31, 2013. The Company can prepay an amount equal to $150 million less any previously repaid amount.

The Company currently estimates that its Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with the threshold amounts in the repayment schedule. For each quarterly period since the inception of the debt, revenues were below the contractual threshold amount such that cash payments were calculated for each period reflecting the optional reduction amount as opposed to the contractual threshold payment due for each quarterly period. The payment of $1.3 million for the second quarter of 2014 is due in August 2014. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred repayments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold limitation based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The Company recognized a gain on change in fair value of derivative liability of $5.0 million and $6.0 million during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, the Company recorded $3.8 million and $1.0 million of cash and non-cash interest expense, respectively, on the BioPharma debt. During the six months ended June 30, 2013, the Company recorded $7.0 million and $1.5 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012 Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032 (the “2012 Notes”), a portion of which were subsequently exchanged (see discussion of May 2014 Exchangeable Senior Notes below). The 2012 Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s other subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2012 Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 3,547,916 ADSs after the May 2014 exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange).

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Exchange Act with both the SEC and the Trustee, and (iii) maintaining the tradability of the 2012 Notes. The Company is required to use commercially reasonable efforts to procure and maintain the listing of the 2012 Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture) prior to July 15, 2012. If the 2012 Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the 2012 Notes, the Company shall pay additional interest on the 2012 Notes at the rate of 0.50% per annum of the principal amount of 2012 Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the 2012 Notes are not freely tradable.

The Company may not redeem the 2012 Notes prior to January 19, 2017, other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts becoming due with respect to payments and/or deliveries on the 2012 Notes. On or after January 19, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 2012 Notes at a redemption price equal to 100% of the principal amount of the 2012 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. There is no prepayment penalty or sinking fund provided for the 2012 Notes. If the Company undergoes a change in control, holders may require the Company to repurchase for cash all or part of their 2012 Notes at a repurchase price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the change in control repurchase date. The 2012 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2012 Notes and equal in right of payment to the Company’s future unsecured indebtedness that is not so subordinated. The 2012 Notes are effectively junior in right of payment to future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option is being amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of June 30, 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of June 30, 2014, the debt discount was fully amortized and the carrying value of the 2012 Notes was $31.3 million after an exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange).

May 2014 Exchangeable Senior Notes

In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.50% May 2014 Exchangeable Senior Notes due 2032 (the “2014 Notes”), following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged (the 2012 Notes and 2014 Notes are referred to collectively as the “Notes”).

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The exchange rate will initially be 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends.

Prior to January 19, 2018, the Company may not redeem the 2014 Notes at its option other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts (as defined in the Indenture) becoming due with respect to payments and/or deliveries on the 2014 Notes. On or after January 19, 2018, the Company may redeem for cash all or a portion of the 2014 Notes at a redemption price of 100% of the aggregate principal amount of the 2014 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. If a fundamental change (as defined in the Indenture) occurs, holders may require the Company to repurchase all or part of their 2014 Notes for cash at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the 2014 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. In addition, holders of the 2014 Notes may require the Company to repurchase all or any portion of the 2014 Notes on each of January 19, 2019, January 19, 2024 and January 19, 2029 for cash at a price equal to 100% of the aggregate principal amount of the 2014 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

The Company may elect at its option to cause all or any portion of the 2014 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2032 if the Daily VWAP (as defined in the Indenture) equals or exceeds 110% of the Exchange Price then in effect for at least 20 VWAP Trading Days (as defined in the Indenture) in any 30 VWAP Trading Day period. The Company may only exercise its optional exchange rights upon satisfaction of specified equity conditions, including that the ADSs issuable upon exchange of the 2014 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. If Corsicanto elects to exercise its optional exchange rights on or prior to January 15, 2018, each holder whose 2014 Notes are exchanged will upon exchange receive a specified number of additional ADSs as set forth in the Indenture. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving Corsicanto, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2014 Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture will provide that, to the extent Corsicanto elects and for up to 360 days, the sole remedy for an event of default relating to certain failures by Corsicanto or the Company, as the case may be, to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the 2014 Notes.

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Exchange Act with both the SEC and the Trustee, and (iii) maintaining the tradability of the Notes. The Company is required to use commercially reasonable efforts to procure and maintain the listing of the Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture) prior to July 15, 2014. If the Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the Notes, the Company shall pay additional interest on the Notes at the rate of 0.50% per annum of the principal amount of Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the Notes are not freely tradable.

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.4 million in underwriter’s fees and offering costs and recognized those costs as deferred assets. The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above), which will be subsequently measured at fair value on an ongoing basis.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost.

The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of June 30, 2014, the carrying value of the 2014 Notes was $87.9 million.

During the three months ended June 30, 2014, the Company recognized interest expense of $2.0 million related to the Notes, of which $0.7 million represents amortization of the debt discount and $1.3 million represents contractual coupon interest. At June 30, 2014 and December 31, 2013, the Company had accrued interest of $2.4 million, which is included in other current liabilities. The Company made the contractual interest payments due on the Notes in the six months ended June 30, 2014 and 2013 of $2.6 million.

(7)	Commitments and Contingencies

Litigation

On November 1, 2013, a purported investor of Amarin filed a putative class action lawsuit captioned Steven Sklar v. Amarin Corporation plc et al., No. 13-cv-6954 (D.N.J. Nov. 1, 2013) in the U.S. District Court for the District of New Jersey. Substantially similar lawsuits, captioned Bove v. Amarin Corporation plc, Civ. No. 13-07882 (AT) (S.D.N.Y. Nov. 5, 2013), Bentley v. Amarin Corporation plc, Civ. No. 13-08283 (AT) (S.D.N.Y. Nov. 20, 2013) and Siegel v. Amarin Corporation plc, No. 3:13-cv-07210 (D.N.J. Nov. 27, 2013), were subsequently filed in the U.S. District Court for the District of New Jersey and U.S. District Court for the Southern District of New York. On December 9, 2013 the cases filed in the Southern District of New York were transferred to the District of New Jersey, with all cases then before the same judge.

The complaints assert claims under the Securities Exchange Act of 1934 and allege that Amarin and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and the potential relevance of data from the ongoing REDUCE-IT trial to that approval. The putative class periods alleged in the complaints vary from the July 9, 2009-October 15, 2013 period alleged in the Sklar and Siegel complaints, the July 9, 2009-October 16, 2013 period alleged in the Bentley complaint, and August 8, 2012-October 16, 2013 period alleged in the Bove complaint. The lawsuits seek unspecified monetary damages and attorneys’ fees and costs.

On July 24, 2014, the court consolidated the cases, appointed lead counsel for the class and selected James Reiss to serve as lead plaintiff. The Company believes that it has valid defenses and will vigorously defend against this class action suit, but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with the claims. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by the Company of the associated deducible obligation under such insurance coverage.

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

On March 4, 2014, the Company filed a lawsuit for patent infringement of U.S. Patent No. 8,663,662 in the U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and its subsidiary, Omthera Pharmaceuticals, Inc., captioned Amarin Pharmaceuticals Ireland Limited v. Omthera Pharmaceuticals, Inc. et al., Civ. A. No. 1:14-cv-00279 (D.Del). On June 23, a second complaint was filed against AstraZeneca and Omthera, captioned Amarin Pharmaceuticals Ireland Limited v. Omthera Pharmaceuticals, Inc. et al., Civ. A. No. 1:14-cv-00791 (D.Del). That second complaint replaced the first complaint, which was voluntarily dismissed on June 27, and was filed in order to expedite the progress of this litigation on the merits. The focus of the lawsuit is the commercial marketing of Epanova® (omega-3-carboxylic acids) capsules in the United States. Epanova was approved by the FDA in May 2014 with substantially the same indication as Vascepa and is expected to compete with Vascepa. The Company is seeking damages and injunctive relief in the litigation. The Company intends to litigate the case vigorously, but cannot predict the outcome of this lawsuit.

In March, April, and May 2014, the Company received paragraph IV certification notices from six companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. The Company has commenced patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin is seeking, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents expires in 2030. In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation (collectively, “Apotex”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). In April 2014, Amarin also filed lawsuits against Roxane Laboratories, Inc. (“Roxane”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). Amarin voluntarily dismissed the Northern District of Ohio case against Roxane on May 7, 2014. In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.). In May 2014, Amarin also filed a lawsuit against Watson Laboratories, Inc. and Actavis plc (“Watson”) in the U.S. District Court for the District of New Jersey. One of the Company’s directors, Patrick J. O’Sullivan, is also a director of Actavis plc. The case against Watson is captioned Amarin Pharma, Inc. et al. v. Watson Laboratories, Inc. et al., Civ. A. No. 14-3259 (D.N.J). On July 17, 2014, Amarin agreed to dismiss Actavis plc but the lawsuit against Watson remains pending. In June 2014, Amarin also filed a case against Teva Pharmaceuticals USA, Inc. (“Teva”) in the U.S. District Court for the District of New Jersey. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc., Civ. A. No. 14-3558 (D.N.J.). In June 2014, Amarin also filed a lawsuit against Andrx Labs, LLC, Andrx Corporation, and Actavis plc (collectively, “Andrx”) in the U.S. District Court for the District of New Jersey. The case against Andrx is captioned Amarin Pharma, Inc. et al v. Andrx Labs, LLC et. al., Civ. A. No. 14-3924 (D.N.J.). As a result of the 30-month stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to any ANDA before September 2016, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to Vascepa, but cannot predict the outcome of these lawsuits.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2014, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position or profitability. No governmental proceedings are pending or, to its knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Royalty and Milestone Obligations

The Company is party to certain milestone and royalty obligations under several product development agreements, as follows:

•

In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc. (“Chemport”) and BASF (formerly Equateq Limited) for the supply of API materials for Vascepa. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. These agreements include requirements for the suppliers to qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company will incur certain costs associated with the qualification of product produced by these suppliers as described below. In each case, following qualification of the supplier for the manufacture of API for commercial sale, these agreements include annual purchase levels to enable Amarin to maintain certain exclusivity with each respective supplier. Chemport and BASF were approved by the FDA to manufacture API for commercial sale in April 2013. On December 30, 2013, the Company issued a notice of termination of its API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement. BASF did not remedy within a contractual 60-day cure period and as a result, this agreement terminated on February 28, 2014. On April 30, 2014, the Company reached a settlement agreement with BASF under which it received a refund for material purchases of $3.0 million, included as other income in the statement of operations. As part of the settlement agreement, both companies agreed to negotiate in good faith a development and supply agreement under which (a) BASF would use reasonable commercial efforts to validate the Manufacturing Process for API that meets the API Specifications, and (b) the terms of commercial supply of such API would be regulated (the “Development and Supply Agreement”) for a period of one hundred eighty (180) days from the effective date of the agreement.

The Company has begun to purchase commercial supply from Chemport. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. The minimum purchase commitment was achieved in 2013. The agreement with the Slanmhor consortium contains a provision, whereby under certain conditions the Company is required to pay the consortium in cash for any shortfall in the minimum purchase obligations. The 2011 supply agreements with Chemport and BASF, the latter of which is now terminated, include commitments for the Company to fund (i) certain development fees (ii) material purchases for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment. The Company made payments of $3.1 million related to these commitments through June 30, 2014. Under these agreements, during the six months ended June 30, 2014, the Company made payments of $1.3 million to Chemport and made no payments to BASF. The agreement with the Slanmhor consortium provides for certain development fees and other commitments, which will be credited against future API material purchases. The Company made payments of $6.2 million related to these commitments through June 30, 2014. Certain of these commitments are contingent upon the mutually agreed upon expansion of the Slanmhor consortium’s API manufacturing capacity. To date, the parties have not agreed upon such additional expansion. Under this agreement, during the six months ended June 30, 2014, the Company made payments of $0.4 million to the Slanmhor consortium related to stability and technical batches and advances on future API purchases.

•

Concurrent with its entry into one of the two agreements entered into in 2011 for the supply of API materials for Vascepa, the Company agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. The Company invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, the Company entered into an equity sale and purchase agreement between this supplier and a third party in which the Company agreed to sell approximately $1.3 million of its investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. The carrying amount of the investment of $2.0 million and $3.3 million as of June 30, 2014 and December 31, 2013, respectively, is included in other long term assets and is accounted for under the cost method.

•

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.8 million at June 30, 2014).

Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.5 million at June 30, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $17.0 million at June 30, 2014).

The Company has no provision for any of the obligations above since the amounts are either not probable or estimable at June 30, 2014.

(8)	Equity

Common stock

During the six months ended June 30, 2014 and 2013, the Company issued 215,000 and 319,750 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.3 million and $0.5 million, respectively for each period. In addition, during the six months ended June 30, 2013, the Company issued 70,000 shares as a result of the exercise of warrants, resulting in gross and net proceeds of $0.1 million.

On March 11, 2014, the Company granted a total of 173,348 restricted stock units (RSUs) and 205,890 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc 2011 Stock Incentive Plan (the 2011 Plan). The RSUs vest in equal installments over a three year period commencing with each installment vesting each year upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The RSUs will become fully vested upon a change of control of the Company. Upon termination of service to the Company, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares. The stock options vest in full upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options will become fully vested upon a change of control of the Company.

On January 8, 2014, the Company granted a total of 2,082,000 RSUs and 2,605,500 stock options to employees under the 2011 Plan. The RSU’s vest annually over a three year period and the stock options vest monthly over a four year period, with both becoming fully vested upon a change of control of the Company.

In January 2013, the Company granted 454,875 RSUs to several employees under the 2011 Plan. These RSUs vest upon the achievement of certain operational milestones. In the year ended December 31, 2013, as a result of the operational milestones not being achieved, all of these RSU’s were forfeited and no shares were issued as a result of vesting.

(9)	Restructuring

As part of a program to reduce costs and increase operational efficiencies, in October 2013, the Company announced a plan to streamline operations to better align its cost structure with current market conditions by reducing its global workforce by approximately 50%. In connection with this program, the Company recorded $2.8 million in charges for severance and related benefits during the quarter ended December 31, 2013. The Company does not expect to incur any additional charges related to this program subsequent to 2013 and all remaining payments were made in the second quarter of 2014.

The restructuring charges, which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of June 30, 2014 and December 31, 2013, are summarized as follows:

Employee Severance and Benefits
Balance as of December 31, 2013	$135
Restructuring charges	—
Cash payments	(135)

Balance as of June 30, 2014	$—

(10)	Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement (the Agreement) with Kowa Pharmaceuticals America related to the commercialization of Vascepa® in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The initial term of the Agreement extends through 2018.

During the term, Kowa Pharmaceuticals America and Amarin have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States. The performance requirements include a negotiated minimum number of details to be delivered by each party in the first and second position, and the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America sales representatives. Kowa Pharmaceuticals America has agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. Amarin will continue to recognize all revenue from sales of Vascepa and will use commercially reasonable efforts to maintain a minimum amount of inventory of Vascepa for use in the United States.

Amarin will continue to recognize all revenue from sales of Vascepa under the Agreement. In exchange for Kowa Pharmaceuticals America’s co-promotional services, Kowa Pharmaceuticals America is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margins that increases during the Agreement’s term, from the high single digits in 2014 to the low twenty percent levels in 2018. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In the event of a change of control (as defined) or termination of the agreement, the Company would be required to make certain tail payments based on a specified percentage of revenues.

(11)	Subsequent Events

The Company has evaluated subsequent events from June 30, 2014 through the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. We began selling and marketing Vascepa in the United States in January 2013. We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. We market Vascepa through our sales force of approximately 150 sales professionals, including sales representatives and their managers. We also recently entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa Pharmaceuticals America) under which approximately 250 Kowa Pharmaceuticals America sales representatives commenced promoting Vascepa starting in May 2014. We operate in one business segment.

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

The ANCHOR clinical study was conducted under a special protocol assessment, or SPA, agreement with the FDA. The law governing SPA agreements requires that if the results of the trial conducted under the SPA substantiate the hypothesis of the protocol covered by the SPA, the FDA must use the data from the protocol as part of the primary basis for approval of the product. A SPA agreement is not a guarantee of FDA approval of the related new drug application. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy of the drug after the study begins that rises to the level of a public health concern, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. As a basis for this determination, the FDA communicated that it determined that the cumulative results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that while information we submitted supports testing the hypothesis that Vascepa 4 grams/day versus placebo reduces major adverse cardiovascular events in statin-treated subjects with residually high triglyceride levels, as is being studied in the Vascepa REDUCE-IT cardiovascular outcomes study, the FDA no longer considers a change in serum triglyceride levels alone as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL. In November 2013, we submitted to the FDA a request for reconsideration of its decision to rescind the ANCHOR SPA agreement. On January 17, 2014, we were notified by the review division within FDA that it does not intend to reinstate the ANCHOR SPA agreement. We appealed to the next level within the FDA and were informed in late April 2014 that that level determined to uphold the rescission determination. We subsequently appealed the rescission decision to the next level within the FDA in accordance with FDA dispute resolution guidance and we are currently awaiting their response.

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

On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA against approval of the ANCHOR indication, we implemented a worldwide reduction in force of approximately 50% of our staff positions. The majority of affected staff members were sales professionals who supported the initial commercial launch of Vascepa. We incurred approximately $2.8 million in charges related to the reduction in force, all of which includes cash expenditures for one-time termination benefits and associated costs. The charges were recorded in the fourth quarter of 2013 and the related payments were made in the first half of 2014. As part of the reduction in force, we retained approximately 130 sales representatives, excluding sales management, in the United States in sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. This team covers the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage, as well as the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America that began in May 2014, we anticipate continued Vascepa revenue growth over time. We also anticipate that such sales growth may be inconsistent from period to period.

We have over 7,000 patients enrolled in the REDUCE-IT study. We currently estimate that we will complete patient enrollment in this study in the first half of 2015. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on event rates in other outcomes studies, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials.

Commercialization Strategy

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States. In preparation for our commercial launch, we hired and trained a direct sales force of approximately 275 sales representatives. In October 2013, we reduced our number of sales representatives to approximately 130, excluding sales management, in the United States to focus on the sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and their managers. Commencing in the middle of the second quarter of 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America sales representatives began promoting Vascepa. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. Our clinical and commercial supply is provided to us under agreements with various third-party suppliers. As of August 1, 2014, over 20,000 clinicians had written prescriptions for Vascepa.

Under the co-promotion agreement with Kowa Pharmaceuticals America, under which promotion commenced in May 2014, both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, and the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America sales representatives. Kowa Pharmaceuticals America has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America’s co-promotional services, Kowa Pharmaceuticals America is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margins that increases during the term, from the high single digits in 2014 to the low twenty percent levels in 2018, subject to certain adjustments.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2014 was approximately 110,000 as compared to 93,000 prescriptions in the three months ended March 31, 2014. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2014 was approximately 93,000 as compared to 78,000 prescriptions in the three months ended March 31, 2014. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from a third party resource and may be subject to adjustment and may overstate or understate actual prescriptions.

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

Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. Because of our limited selling history, changes in the size of our sales force, our co-promotion agreement, and uncertainty regarding resolution of the ANCHOR sNDA with the FDA, we do not believe that we can provide a reasonably accurate forecast of Vascepa revenues. While we expect to be able to grow Vascepa revenues, we provide no quantified guidance regarding anticipated levels of Vascepa prescriptions or revenues and no such guidance should be inferred from the operating metrics described above. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

We secured managed care coverage for over 200 million lives, including as of August 1, 2014 over 100 million lives covered on Tier 2. This level of Tier 2 coverage exceeds 66% of the maximum level of Tier 2 coverage which has been achieved over multiple years by comparable therapies.

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

Commercial Supply Update

During 2013 and the six months ended June 30, 2014, all of our active pharmaceutical ingredient, or API, was acquired through two suppliers, Nisshin and Chemport. In April 2013, the FDA approved our sNDAs covering Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement. BASF did not remedy within a contractual 60-day cure period and as a result, this agreement terminated on February 28, 2014. On April 30, 2014, the Company reached a settlement agreement with BASF under which the Company received a refund for previous material purchases of $3.0 million, included as other income in the statement of operations. As part of the settlement agreement, for a period of one hundred eighty (180) days from the effective date of the agreement, both companies agreed to negotiate in good faith a development and supply agreement under which BASF would use reasonable commercial efforts to validate the Manufacturing Process for API that meets the API Specifications, and the terms of commercial supply of such API would be regulated. We are also working with a consortium of companies led by Slanmhor Pharmaceuticals, Inc. to potentially source additional API. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense.

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

Financial Position

We believe that our cash and cash equivalents balance of $150.5 million at June 30, 2014 is sufficient to fund our projected operations for at least the next twelve months.

Financial Operations Overview

Revenue. All of our revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. The Company commenced its commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $23.6 million based on sales to Distributors during the six months ended June 30, 2014. Through June 30, 2014, product returns were de minimis.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, the majority of which through June 30, 2014 was from Nisshin, our first approved API supplier.

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

Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our 3.5% exchangeable notes and interest incurred under our December 2012 financing arrangement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discount and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other income (expense), net, consists primarily of foreign exchange losses and gains.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $23.6 million based on sales to Distributors during the six months ended June 30, 2014. Through June 30, 2014, product returns were de minimis.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using valuation techniques; typically we use the Black-Scholes option pricing model. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the warrant derivative liability reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to the change in control provision associated with our December 2012 debt financing and the change in control provision associated with our May 2014 exchangeable senior notes. During 2013, we recorded a derivative liability related to our forward foreign exchange contracts, which was extinguished prior to December 31, 2013. The fair value of these derivatives could fluctuate based on changes in the assumptions used in the valuation models.

Inventory —Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the United States for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the period received. After Vascepa was approved, we began to capitalize inventory purchased from Nisshin, the API supplier approved in the NDA. Prior to April 2013, only Nisshin was an FDA-approved supplier of API for Vascepa. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. All supply from Chemport and BASF prior to FDA approval of these API suppliers was not capitalized and instead charged as a component of research and development expense in the period received. Subsequent to the approval of these suppliers, we capitalize API purchases from them. We are working with other companies which may over time become qualified and approved to manufacture Vascepa API. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved. We state inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, we will reduce the carrying value of such inventory to market value. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa or was purchased prior to the sNDA approval of our suppliers. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess the realizability of deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company has been historically profitable in the U.S. When making its assessment about the realization of its U.S. deferred tax assets at June 30, 2014, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of the Company’s U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on its assessment, the Company concluded that the U.S. deferred tax assets are more likely than not to be realizable as of June 30, 2014. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2014:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This amendment will be effective for our fiscal year beginning January 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard will not have an impact on our condensed consolidated financial statements.

Unless otherwise discussed, we believe that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

Revenue. We recorded revenue of $12.6 million and $5.5 million during the three months ended June 30, 2014 and 2013, respectively, an increase of $7.1 million or 129%. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in January, 2013. All of our revenue in the three months ended June 30, 2014 and 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $12.6 million based on sales to Distributors during the three months ended June 30, 2014. Through June 30, 2014, product returns were de minimis.

During the quarters ended June 30, 2014 and 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the cost differential for patients of Vascepa not covered by commercial insurers at the time of launch on tier 2, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and is up to $70 per prescription filled after February 20, 2014. Commencing in March 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. The number of lives covered by these payors increased throughout 2013 and continued to increase in 2014. As of August 1, 2014, over 100 million lives covered by medical insurance were under insurance plans that have added Vascepa to their tier 2 coverage. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical in the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of August 1, 2014, over 20,000 clinicians had written prescriptions for Vascepa. As of August 1, 2014, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA, we implemented a worldwide reduction in force including a reduction of approximately 50% of our sales representatives. Following the reduction in force, we retained approximately 130 sales representatives in the United States in sales territories which have demonstrated what we believe is the greatest potential for Vascepa sales growth. This team will cover the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage and the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America which commenced in May 2014, we anticipate continued Vascepa revenue growth over time. We further anticipate that such revenue growth may be inconsistent from period to period.

Cost of Goods Sold. Cost of goods sold during the three months ended June 30, 2014 and 2013 was $5.0 million and $2.8 million, respectively, an increase of $2.2 million or 79%, which was driven by the increase in revenues and partially offset by lower supply costs. These amounts include the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012 or was purchased prior to the sNDA approval of our suppliers.

The majority of API included in the calculation of the average cost of goods sold during the three months ended June 30, 2014 and 2013 was sourced from one API supplier. The contracted cost of supply from this API supplier for initial purchase volumes is higher than the contracted cost from our other API suppliers. Contracted purchase costs from this initial API supplier reflect that they were working with Amarin prior to commencement of the MARINE and ANCHOR clinical trials and are anticipated to decline as additional API volume is purchased. In the future, we anticipate making continued purchases from this initial supplier at substantially lower unit pricing than the pricing of the initial purchases from this supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. We began purchasing lower unit cost API from Chemport, which was approved by the FDA in April 2013 to produce Vascepa, in the second quarter of 2013. During the three months ended June 30, 2014 and 2013, the cost basis of product sold that had a carrying value of zero was zero and $2.4 million, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a decrease in gross margin during such periods. We expect current inventories with a carrying value of zero to be utilized in 2014. As of June 30, 2014, we maintained inventory with a carrying value of zero and an acquisition cost of approximately $0.6 million, which has an estimated net realizable value of $2.6 million based on our average net selling price for the quarter ended June 30, 2014.

Our gross margin for the three months ended June 30, 2014 and 2013 was 60% and 48%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to tiered supply pricing at certain suppliers such that cost per kilogram of supply purchases are scheduled to decline as volume of purchases increase and potential advantages derived from the geographical mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2014 and 2013 was $21.1 million and $34.0 million, respectively, a decrease of $12.9 million, or 38%. Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 are summarized in the table below (in thousands):

	Three Months Ended June 30
	2014	2013
Selling, general and administrative expenses, excluding non-cash expenses (1)	$19,486	$30,672
Non-cash stock-based compensation expense (2)	1,713	4,292
Non-cash warrant related compensation income (3)	(105)	(1,003)

	$21,094	$33,961

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended June 30, 2014 and 2013 was $19.5 million and $30.7 million, respectively, a decrease of $11.2 million, or 36%. The decrease was due primarily to cost decreases in 2014 for sales force staffing, marketing program spending and costs for other general and administrative support incurred in connection with the commercialization of Vascepa. The three months ended June 30, 2013 was the second quarter in which we were selling Vascepa and costs during this period included certain launch-related costs.
(2)	Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $1.7 million and $4.3 million, respectively, a decrease of $2.6 million, or 60%, primarily due to a decrease in the fair value of new stock option and restricted stock awards granted to attract and retain qualified employees as a result of a decrease in our stock price.
(3)	Warrant-related compensation income for the three months ended June 30, 2014 and 2013 was $0.1 million and $1.0 million, respectively. Warrant related compensation income for the periods ended June 30, 2014 and 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three of our former employees, net of warrants exercised. The decrease in the fair value of the warrants is due primarily to a decrease in our stock price during each period. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

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

Research and Development Expense. Research and development expense for the three months ended June 30, 2014 and 2013 was $11.7 million and $17.5 million, respectively, a decrease of $5.8 million, or 33%. Research and development expenses for the three months ended June 30, 2014 and 2013 are summarized in the table below (in thousands):

	Three Months Ended June 30,
	2014	2013
REDUCE-IT study (1)	$9,152	$11,047
Pre-approval commercial supply (2)	65	1,888
Regulatory filing fees and expenses (3)	355	540
Internal staffing, overhead and other (4)	1,474	3,216

Research and development expense, excluding non-cash expense	11,046	16,691
Non-cash stock-based compensation (5)	681	798

Total research and development expense	$11,727	$17,489

The decrease in research and development expenses for the quarter ended June 30, 2014, as compared to the prior year period is primarily due to a decrease in costs associated with the REDUCE-IT study, a decrease in expenses associated with pre-commercial inventory supply, and a decrease in staffing and overhead costs, as further described below.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study and the epidemiology of the patients enrolled in the study. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,000 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study in the first half of 2015. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on event rates in other outcomes studies, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. For the three months ended June 30, 2014 and 2013, we incurred expenses through our CRO in connection with this trial of approximately $7.8 million and $10.5 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs in the three months ended June 30, 2014 and 2013 for REDUCE-IT were approximately $9.2 million and $11.0 million, respectively. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2014 will continue at approximately the same levels as we have incurred in 2013 but may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	Until an API supplier is approved by the FDA to manufacture commercial supply of Vascepa, all Vascepa purchased from such supplier is included as a component of research and development expense. Upon approval of the supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the supplier that produced the API is approved. The commercial supply expense for the periods shown above represents inventory received from Nisshin prior to NDA approval of Vascepa on July 26, 2012 or received from our other suppliers prior to their sNDA approvals. The amount of commercial supply that we receive from potential additional API suppliers prior to sNDA approval depends upon production schedules at such suppliers and the timing of regulatory approval, and we are unable to estimate these amounts at this time. We will continue to expense inventory received from the unapproved supplier until such time as FDA approval is obtained.
(3)	The regulatory filing fees in each of the three months ended June 30, 2014 and 2013 included annual FDA fees for maintaining manufacturing sites.
(4)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to managed research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Such costs also include costs related to qualifying suppliers and legal costs. We anticipate a reduction in such costs in 2014 compared to 2013 levels as a result of a company-wide reduction in force announced in October 2013. Other research and development costs also include costs related to testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with a selected statin taken concomitantly. We have suspended additional development of AMR102 pending resolution of the ANCHOR sNDA with the FDA.
(5)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the three months ended June 30, 2014 and 2013 was $3.0 million and $18.8 million, respectively. Gain on change in change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes, and (iv) an unrealized loss on foreign exchange contracts for the three months ended June 30, 2013.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at March 31, 2014 was $5.9 million and we recognized a $1.3 million gain on change in fair value of derivative liability for the quarter ended June 30, 2014 for these warrants. The fair value of the warrant derivative liability at March 31, 2013 was $49.0 million and we recognized a $12.0 million gain on change in fair value of derivative liability for the quarter ended June 30, 2013 for these warrants. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At March 31, 2014, the fair value of the derivative was determined to be $7.6 million, and at June 30, 2014, the fair value of the derivative was determined to be $6.1 million. We recognized a $1.5 million gain on change in fair value of derivative liability for the three months ended June 30, 2014. At March 31, 2013, the fair value of the derivative was determined to be $15.6 million, and at June 30, 2013, the fair value of the derivative was determined to be $8.6 million. We recognized a $7.0 million gain on change in fair value of derivative liability for the three months ended June 30, 2013.

Our May 2014 exchangeable senior notes contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At June 30, 2014, the fair value of the derivative was determined to be $3.3 million. We recognized a $0.2 million gain on change in fair value of derivative liability for the three months ended June 30, 2014.

We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of June 30, 2014, there were no such outstanding contracts. As of June 30, 2013 we held foreign exchange forward contracts with notional amounts totaling $9.0 million. For the three months ended June 30, 2013, we recognized expense of $0.1 million for a foreign exchange forward contract derivative liability, which was included as a component of change in fair value of derivative liabilities and in other current liabilities at June 30, 2013.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.50% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 6). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We recorded a gain on extinguishment of the original notes of $38.0 million in the three months ended June 30, 2014.

Interest Expense, net. Net interest expense for the three months ended June 30, 2014 and 2013 was $4.3 million and $9.3 million, respectively, a decrease of $5.0 million, or 54%. Net interest expense for the three months ended June 30, 2014 and 2013 is summarized in the table below (in thousands):

	Three Months Ended June 30,
	2014	2013
Exchangeable senior notes (1):
Amortization of debt discounts	$647	$3,723
Contractual coupon interest	1,313	1,313

Total exchangeable senior notes interest expense	1,960	5,036

Long-term debt—BioPharma financing (2):
Cash interest—current	1,260	—
Cash interest—deferred	625	3,596
Non-cash interest	493	814

Total long-term debt interest expense	2,378	4,410

Total interest expense	4,338	9,446
Interest income (3)	(42)	(101)

Total interest expense, net	$4,296	$9,345

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended June 30, 2014 and 2013 was $2.0 million and $5.0 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for three months ended June 30, 2014 and 2013 was $2.4 million and $4.4 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the three months ended June 30, 2014 and 2013 was $0.04 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net for the three months ended June 30, 2014 and 2013 was $4.2 million and $(0.4) million, respectively. Other income (expense), net in the three months ended June 30, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us. Other income (expense), net for the three months ended June 30, 2013 primarily consisted of losses and gains on foreign exchange transactions, including realized gains and losses on foreign exchange forward contracts. We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency.

Provision for Income Taxes. Provision for income taxes for the three months ended June 30, 2014 and 2013 was a $0.4 million and $0.1 million, respectively. The current provision relates entirely to the United States subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other subsidiaries.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Revenue. We recorded revenue of $23.6 million and $7.8 million during the six months ended June 30, 2014 and 2013, respectively, an increase of $15.8 million or 203%. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in January, 2013. All of our revenue in the six months ended June 30, 2014 and 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $23.6 million based on sales to Distributors during the six months ended June 30, 2014. Through June 30, 2014, product returns were de minimis.

During the six months ended June 30, 2014 and 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the cost differential for patients of Vascepa not covered by commercial insurers at the time of launch on tier 2, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and is up to $70 per prescription filled after February 20, 2014. Commencing in March 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. The number of lives covered by these payors increased throughout 2013 and continued to increase in 2014. As of August 1, 2014, over 100 million lives covered by medical insurance were under insurance plans that have added Vascepa to their tier 2 coverage. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical in the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of August 1, 2014, over 20,000 clinicians had written prescriptions for Vascepa. As of August 1, 2014, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA, we implemented a worldwide reduction in force including a reduction of approximately 50% of our sales representatives. Following the reduction in force, we retained approximately 130 sales representatives in the United States in sales territories which have demonstrated what we believe is the greatest potential for Vascepa sales growth. This team will cover the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage and the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America which commenced in May 2014, we anticipate continued Vascepa revenue growth over time. We further anticipate that such revenue growth may be inconsistent from period to period.

Cost of Goods Sold. Cost of goods sold during the six months ended June 30, 2014 and 2013 was $9.3 million and $4.1 million, respectively, an increase of $5.2 million or 127%, which was driven by the increase in revenues and partially offset by lower supply costs. These amounts include the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012 or was purchased prior to the sNDA approval of our suppliers.

The majority of API included in the calculation of the average cost of goods sold during 2013 and the six months ended June 30, 2014 was sourced from one API supplier. The contracted cost of supply from this API supplier for initial purchase volumes is higher than the contracted cost from our other API suppliers. Contracted purchase costs from this initial API supplier reflect that they were working with Amarin prior to commencement of the MARINE and ANCHOR clinical trials and are anticipated to decline as additional API volume is purchased. In the future, we anticipate making continued purchases from this initial supplier at substantially lower unit pricing than the pricing of the initial purchases from this supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. We began purchasing lower unit cost API from Chemport, which was approved by the FDA in April 2013 to produce Vascepa, in the second quarter of 2013. During the six months ended June 30, 2014 and 2013, the cost basis of product sold that had a carrying value of zero was zero and $4.0 million, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a decrease in gross margin during such periods. We expect current inventories with a carrying value of zero to be utilized in 2014. As of June 30, 2014, we maintained inventory with a carrying value of zero and an acquisition cost of approximately $0.6 million, which has an estimated net realizable value of $2.6 million based on our average net selling price for the quarter ended June 30, 2014.

Our gross margin for the six months ended June 30, 2014 and 2013 was 61% and 47%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to tiered supply pricing at certain suppliers such that cost per kilogram of supply purchases are scheduled to decline as volume of purchases increase and potential advantages derived from the geographical mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2014 and 2013 was $41.7 million and $73.2 million, respectively, a decrease of $31.5 million, or 43%. Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 are summarized in the table below (in thousands):

	Six months Ended June 30
	2014	2013
Selling, general and administrative expenses, excluding non-cash expenses (1)	$38,824	$66,331
Non-cash stock-based compensation expense (2)	3,032	8,352
Non-cash warrant related compensation income (3)	(177)	(1,455)

	$41,679	$73,228

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the six months ended June 30, 2014 and 2013 was $38.8 million and $66.3 million, respectively, a decrease of $27.5 million, or 41%. The decrease was due primarily to cost decreases in 2014 for sales force staffing, marketing program spending and costs for other general and administrative support incurred in connection with the commercialization of Vascepa. The six months ended June 30, 2013 was the period in which we were commenced selling Vascepa and costs during this period included certain launch-related costs.
(2)	Stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $3.0 million and $8.4 million, respectively, a decrease of $5.4 million, or 64%, primarily due to a decrease in the fair value of new stock option and restricted stock awards granted to attract and retain qualified employees as a result of a decrease in our stock price.
(3)	Warrant-related compensation income for the six months ended June 30, 2014 and 2013 was $0.2 million and $1.5 million, respectively. Warrant related compensation income for the periods ended June 30, 2014 and 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three of our former employees, net of warrants exercised. The decrease in the fair value of the warrants is due primarily to a decrease in our stock price during each period. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

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

Research and Development Expense. Research and development expense for the six months ended June 30, 2014 and 2013 was $23.4 million and $39.3 million, respectively, a decrease of $15.9 million, or 40%. Research and development expenses for the six months ended June 30, 2014 and 2013 are summarized in the table below (in thousands):

	Six months Ended June 30,
	2014	2013
REDUCE-IT study (1)	$16,656	$21,972
Pre-approval commercial supply (2)	373	4,882
Regulatory filing fees and expenses (3)	998	1,681
Internal staffing, overhead and other (4)	4,088	9,180

Research and development expense, excluding non-cash expense	22,115	37,715
Non-cash stock-based compensation (5)	1,319	1,612

Total research and development expense	$23,434	$39,327

The decrease in research and development expenses for the six months ended June 30, 2014, as compared to the prior year period, is primarily due to a decrease in costs associated with the REDUCE-IT study, a decrease in expenses associated with pre-commercial inventory supply, and a decrease in staffing and overhead costs, as further described below.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study and the epidemiology of the patients enrolled in the study. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,000 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study in the first half of 2015. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on event rates in other outcomes studies, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. For the six months ended June 30, 2014 and 2013, we incurred expenses through our CRO in connection with this trial of approximately $12.9 million and $19.7 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs in the six months ended June 30, 2014 and 2013 for REDUCE-IT were approximately $16.7 million and $22.0 million, respectively. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2014 will continue at approximately the same levels as we have incurred in 2013 but may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	Until an API supplier is approved by the FDA to manufacture commercial supply of Vascepa, all Vascepa purchased from such supplier is included as a component of research and development expense. Upon approval of the supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the supplier that produced the API is approved. The commercial supply expense for the periods shown above represents inventory received from Nisshin prior to NDA approval of Vascepa on July 26, 2012 or received from our other suppliers prior to their sNDA approvals. The amount of commercial supply that we receive from other potential API suppliers to their sNDA approval depends upon production schedules at such suppliers and the timing of regulatory approval, and we are unable to estimate these amounts at this time. We will continue to expense inventory received from the unapproved supplier until such time as FDA approval is obtained.
(3)	The regulatory filing fees in each of the six months ended June 30, 2014 and 2013 included annual FDA fees for maintaining manufacturing sites. In addition, during the six months ended June 30, 2013, these fees included regulatory filings associated with the sNDA for the ANCHOR indication.
(4)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to managed research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Such costs also include costs related to qualifying suppliers and legal costs. We anticipate a reduction in such costs in 2014 compared to 2013 levels as a result of a company-wide reduction in force announced in October 2013. Other research and development costs also include costs related to testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with a selected statin taken concomitantly. We have suspended additional development of AMR102 pending resolution of the ANCHOR sNDA with the FDA.
(5)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the six months ended June 30, 2014 and 2013 was $7.4 million and $22.5 million, respectively. Gain on change in change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing , (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes, and (iv) an unrealized loss on foreign exchange contracts for the six months ended June 30, 2013.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2013 was $6.9 million and we recognized a $2.2 million gain on change in fair value of derivative liability for the period ended June 30, 2014 for these warrants. The fair value of the warrant derivative liability at December 31, 2012 was $54.9 million and we recognized a $17.4 million gain on change in fair value of derivative liability for the six months ended June 30, 2013 for these warrants. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and at June 30, 2014, the fair value of the derivative was determined to be $6.1 million. We recognized a $5.0 million gain on change in fair value of derivative liability for the six months ended June 30, 2014. At December 31, 2012, the fair value of the derivative was determined to be $14.6 million, and at June 30, 2013, the fair value of the derivative was determined to be $8.6 million. We recognized a $6.0 million gain on change in fair value of derivative liability for the six months ended June 30, 2013.

Our May 2014 exchangeable senior notes contain a redemption feature whereby, upon occurrence of a change in control (as defined), we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At June 30, 2014, the fair value of the derivative was determined to be $3.3 million. We recognized a $0.2 million gain on change in fair value of derivative liability for the six months ended June 30, 2014

We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of June 30, 2014, there were no such outstanding contracts. As of June 30, 2013 we held foreign exchange forward contracts with notional amounts totaling $9.0 million. For the period ended June 30, 2013, we recognized expense of $0.9 million for a foreign exchange forward contract derivative liability, which was included as a component of change in fair value of derivative liabilities and in other current liabilities at June 30, 2013.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.50% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 6). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We subsequently recorded a gain on extinguishment of the original notes of $38.0 million in the six months ended June 30, 2014.

Interest Expense, net. Net interest expense for the six months ended June 30, 2014 and 2013 was $8.7 million and $18.2 million, respectively, a decrease of $9.5 million, or 52%. Net interest expense for the six months ended June 30, 2014 and 2013 is summarized in the table below (in thousands):

	Six months Ended June 30,
	2014	2013
Exchangeable senior notes (1):
Amortization of debt discounts	$1,330	$7,207
Contractual coupon interest	2,625	2,625

Total exchangeable senior notes interest expense	3,955	9,832

Long-term debt—BioPharma financing (2):
Cash interest—current	2,357	—
Cash interest—deferred	1,446	7,035
Non-cash interest	982	1,534

Total long-term debt interest expense	4,785	8,569

Other interest expense	1	2

Total interest expense	8,741	18,403
Interest income (3)	(52)	(198)

Total interest expense, net	$8,689	$18,205

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the six months ended June 30, 2014 and 2013 was $4.0 million and $9.8 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for six months ended June 30, 2014 and 2013 was $4.8 million and $8.6 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the six months ended June 30, 2014 and 2013 was $0.05 million and $0.2 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net for the six months ended June 30, 2014 and 2013 was $4.2 million and $(0.5) million, respectively. Other income (expense), net in the six months ended June 30, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us. Other income (expense), net for the six months ended June 30, 2013 primarily consisted of losses and gains on foreign exchange transactions, including realized gains and losses on foreign exchange forward contracts. We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency.

Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes for the six months ended June 30, 2014 and 2013 was a provision $0.8 million and a benefit of $3.2 million, respectively. The current provision relates entirely to the United States subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2014 include cash and cash equivalents of $150.5 million. Our projected uses of cash include commercialization of Vascepa for the MARINE indication, preparations for commercialization of Vascepa for the ANCHOR indication, if approved, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Six months Ended June 30,
	2014	2013
Cash (used in) provided by continuing operations:
Operating activities	$(38.8)	$(112.4)
Investing activities	—	—
Financing activities	(2.2)	1.6

Decrease in cash and cash equivalents	$(41.0)	$(110.8)

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of June 30, 2014, the net remaining amount to be repaid to BioPharma is $147.1 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The quarterly repayments through the third quarter of September 2014 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

On January 9, 2012, Amarin, through our wholly-owned subsidiary Corsicanto Limited, or Corsicanto, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032 (the “2012 Notes”). The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. On May 20, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the 2012 Notes for $118.7 million in aggregate principal amount of new 3.50% May 2014 Exchangeable Senior Notes due 2032 (the “2014 Notes”), following which $31.3 million in aggregate principal amount of the 2012 Notes remain outstanding with terms unchanged.

The 2012 Notes were issued pursuant to an indenture dated as of January 9, 2012, by and among Corsicanto, us as guarantor, and Wells Fargo Bank, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by us. The 2012 Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of our shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at our election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs.

The 2014 Notes were issued pursuant to an indenture dated May 20, 2014 by and among Corsicanto, us as grantor, and Wells Fargo Bank, National Association, as trustee. The notes are senior unsecured obligations of Corsicanto and are guaranteed by us. The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange their 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or we elect to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. The exchange rate will initially be 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends.

As of June 30, 2014, we had cash and cash equivalents of $150.5 million, a decrease of $41.0 million from December 31, 2013. The decrease is primarily due to net cash used in operating activities in support of the continued commercialization of Vascepa less accounts receivable collections. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $924.5 million as of June 30, 2014. We believe that our cash and cash equivalents balance of $150.5 million at June 30, 2014 will be sufficient to fund our projected operations for at least the next twelve months. We anticipate that net cash outflows in 2014 will be significantly lower than net cash outflows in 2013 as a result of a reduction in expenses associated with the commercialization of Vascepa, lower headcount and lower supply purchases.

On March 29, 2014, the universal shelf registration statement on Form S-3 (Registration No. 333-173132) that we had filed with the SEC on March 29, 2011, expired. On August 7, 2014, we filed with the SEC a new universal shelf registration statement on Form S-3, which provides for the offer, from time to time, of up to $300,000,000 of: ordinary shares, which may be represented by American Depositary Shares; preference shares, which may be represented by American Depositary Shares; senior or subordinated debt securities; warrants to purchase any of these securities; and any combination of these securities, individually or as units. The addition of any newly issued equity securities into the market may be dilutive to existing stockholders and new issuances by us could have an adverse effect on the price of our securities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

(in millions)

	Total	2014	2015 to 2016	2017 to 2018	After 2018
Purchase Obligations (1)	$57.7	$8.8	$27.3	$17.8	$3.8
Operating Lease Obligations (2)	2.4	0.4	1.2	0.8	—
Interest Payment Obligations—Exchangeable Debt (3)	24.1	2.6	10.5	8.9	2.1

Total Contractual Cash Obligations	$84.2	$11.8	$39.0	$27.5	$5.9

(1)	We have agreements with API suppliers which include minimum purchase levels to enable us to maintain certain exclusivity with each respective supplier. The amounts in the table above reflect amounts potentially payable to our suppliers based on our minimum purchase obligations. These amounts reflect the assumption that at least one of the potential additional companies with which we have contracted to potentially become API supplier for Vascepa is approved and that construction and validation of its manufacturing facility is successfully completed.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Bedminster, NJ and Groton, CT.
(3)	Represents scheduled interest payments due under the terms of the 2012 Notes and 2014 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADRs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADRs.

On December 6, 2012 the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (“BioPharma”). Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. As of June 30, 2014, the net remaining amount to be repaid to BioPharma is $147.1 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period.

We do not enter into financial instruments for trading or speculative purposes. At June 30, 2014, we had no outstanding forward exchange contracts. At June 30, 2013, we held forward exchange contracts with notional amounts totaling $9.0 million to hedge payments made in foreign currency for API supply and we recorded an unrealized loss of $0.9 million under these contracts.

In April 2013, we announced the approval by the FDA of the sNDAs covering two of our API suppliers, Chemport, Inc. and BASF (formerly Equateq Limited). On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement. BASF did not remedy within a contractual 60-day cure period and as a result, this agreement terminated on February 28, 2014 and as such, no future purchase obligations for BASF are reflected in the table above. On April 30, 2014, we reached a settlement agreement with BASF under which we received a refund for material purchases of $3.0 million and further agreed to negotiate in good faith, a development and supply agreement over a period of one hundred eighty (180) days from the effective date of the agreement. The Chemport supply agreement provides access to additional API supply that is incremental to supply from Nisshin, our other existing FDA-approved API supplier. The Chemport agreement includes minimum annual purchase levels enabling us to maintain certain supply exclusivity with each respective supplier. The Chemport agreement also includes a provision that any shortfall in the minimum purchase commitments is payable in cash, and the maximum amounts payable pursuant to this provision are reflected in the table above. The Slanmhor consortium, our intended incremental API supplier, has not yet completed validation of their facility for the manufacture of Vascepa API, however, the minimum purchase commitments that could result in a future cash obligation have been included in the above table.

The two supply agreements entered into in 2011 with BASF, which has since terminated, and Chemport also include commitments for: (i) certain development fees, (ii) material purchase commitments million for initial raw materials, which will be credited against future API purchases, and is refundable to us if a supplier does not successfully develop and qualify the API by a certain date, and (iii) raw material purchase commitments. We have paid $3.1 million related to these commitments through June 30, 2014. The agreement with the Slanmhor consortium, when all contingencies are eliminated by the supplier, provides for certain development fees and other commitments of which will be credited against future API material purchases. We have paid $6.2 million related to these commitments through June 30, 2014. Certain of these commitment fees are contingent upon the mutually agreed upon expansion of the Slanmhor consortium’s API manufacturing capacity beyond the facility which has already been constructed and is in the process of being qualified by the consortium. To date, the parties have not agreed upon such additional expansion. Under this agreement, during the six months ended June 30, 2014 and 2013, we made payments of $0.4 million and $5.3 million, respectively, to the Slanmhor consortium related to stability and technical batches and advances on future API purchases.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. The carrying amount of $2.0 million and $3.3 million as of June 30, 2014 and December 31, 2013, respectively, is included in other long term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.2 million for the six months ended June 30, 2014 and 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.8 million at June 30, 2014). Additionally, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.5 million at June 30, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $17.0 million at June 30, 2014).

In addition to the obligations in the table above, we have recorded a liability of $0.6 million for uncertain tax positions that have been recorded in long-term liabilities at June 30, 2014. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

As of June 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 7, 2013, we submitted to the FDA a formal appeal of its decision to rescind the SPA agreement including documents outlining why we believe the SPA was wrongfully rescinded. On November 21, 2013, we received notification from the dispute resolution group of the Office of New Drugs at the FDA that it had not accepted for review, on procedural grounds, our appeal regarding the rescission of the SPA. We were also notified by the FDA that our request for a meeting at a high level within the FDA regarding the appeal was not granted and that we would first need to address the matter at the division level within the FDA. On December 19, 2013, the FDA notified us it did not expect to take action on our underlying sNDA on December 20, 2013 because our request to re-instate the ANCHOR SPA agreement remained under consideration with the FDA. The FDA also communicated to us that, as of December 19, 2013, it viewed our appeal of the ANCHOR SPA agreement rescission and the ANCHOR sNDA as separate administrative decisions worthy of separate consideration and that the FDA planned to complete its review of our request to re-instate the ANCHOR SPA agreement. The FDA provided no additional information on when it expects to complete its review of the ANCHOR sNDA.

On January 17, 2014, the Division of Metabolism and Endocrinology Products, or DMEP, within the FDA notified Amarin in connection with Amarin’s request for reconsideration of the October 2013 decision to rescind the ANCHOR SPA agreement that the DMEP “does not plan to re-instate the ANCHOR SPA agreement.” We appealed the DMEP decision to the next level within the FDA, the Office of Drug Evaluation II, or ODE II, and were informed in late April 2014, that ODE II determined to uphold the DMEP rescission determination. We appealed the ODE II decision to the next level within the FDA, the Director of the Office of New Drugs, Dr. John Jenkins, in accordance with FDA dispute resolution guidance and are currently waiting for a determination. There can be no assurance that we will be successful in the reinstatement of the ANCHOR SPA agreement or in approval of the ANCHOR indication sNDA.

On November 1, 2013, a purported investor of Amarin filed a putative class action lawsuit captioned Steven Sklar v. Amarin Corporation plc et al., No. 13-cv-6954 (D.N.J. Nov. 1, 2013) in the U.S. District Court for the District of New Jersey. Substantially similar lawsuits, captioned Bove v. Amarin Corporation plc, Civ. No. 13-07882 (AT) (S.D.N.Y. Nov. 5, 2013), Bentley v. Amarin Corporation plc, Civ. No. 13-08283 (AT) (S.D.N.Y. Nov. 20, 2013) and Siegel v. Amarin Corporation plc, No. 3:13-cv-07210 (D.N.J. Nov. 27, 2013), were subsequently filed in the U.S. District Court for the District of New Jersey and U.S. District Court for the Southern District of New York. On December 9, 2013 the cases filed in the Southern District of New York were transferred to the District of New Jersey, with all cases then before the same judge.

The complaints assert claims under the Securities Exchange Act of 1934 and allege that Amarin and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and the potential relevance of data from the ongoing REDUCE-IT trial to that approval. The putative class periods alleged in the complaints vary from the July 9, 2009-October 15, 2013 period alleged in the Sklar and Siegel complaints, the July 9, 2009-October 16, 2013 period alleged in the Bentley complaint, and August 8, 2012-October 16, 2013 period alleged in the Bove complaint. The lawsuits seek unspecified monetary damages and attorneys’ fees and costs.

On July 24, 2014, the court consolidated the cases, appointed lead counsel for the class and selected James Reiss to serve as lead plaintiff. We believe that we have valid defenses and we will vigorously defend against this class action suit, but cannot predict the outcome. We are unable to reasonably estimate the loss exposure, if any, associated with the claims. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by us of the associated deducible obligation under such insurance coverage.

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

On March 4, 2014, we filed a lawsuit for patent infringement of U.S. Patent No. 8,663,662 in the U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and its subsidiary, Omthera Pharmaceuticals, Inc., captioned Amarin Pharmaceuticals Ireland Limited v. Omthera Pharmaceuticals, Inc. et al., Civ. A. No. 1:14-cv-00279 (D.Del). On June 23, a second complaint was filed against AstraZeneca and Omthera, captioned Amarin Pharmaceuticals Ireland Limited v. Omthera Pharmaceuticals, Inc. et al., Civ. A. No. 1:14-cv-00791 (D.Del). That second complaint replaced the first complaint, which was voluntarily dismissed on June 27, and was filed in order to expedite the progress of this litigation on the merits. The focus of the lawsuit is the commercial marketing of Epanova® (omega-3-carboxylic acids) capsules in the United States. Epanova was approved by the FDA in May 2014 with substantially the same indication as Vascepa and is expected to compete with Vascepa. We are seeking damages and injunctive relief in the litigation. We intend to litigate the case vigorously, but we cannot predict the outcome of this lawsuit.

In March, April, and May 2014, we received paragraph IV certification notices from six companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. We have commenced patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin is seeking, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents expires in 2030. In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation (collectively, “Apotex”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). In April 2014, Amarin also filed lawsuits against Roxane Laboratories, Inc. (“Roxane”) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). Amarin voluntarily dismissed the Northern District of Ohio case against Roxane on May 7, 2014. In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.). In May 2014, Amarin also filed a lawsuit against Watson Laboratories, Inc. and Actavis plc (“Watson”) in the U.S. District Court for the District of New Jersey. One of our directors, Patrick J. O’Sullivan, is also a director of Actavis plc. The case against Watson is captioned Amarin Pharma, Inc. et al. v. Watson Laboratories, Inc. et al., Civ. A. No. 14-3259 (D.N.J). On July 17, 2014, Amarin agreed to dismiss Actavis plc but the lawsuit against Watson remains pending. In June 2014, Amarin also filed a case against Teva Pharmaceuticals USA, Inc. (“Teva”) in the U.S. District Court for the District of New Jersey. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc., Civ. A. No. 14-3558 (D.N.J.). In June 2014, Amarin also filed a lawsuit against Andrx Labs, LLC, Andrx Corporation, and Actavis plc (collectively, “Andrx”) in the U.S. District Court for the District of New Jersey. The case against Andrx is captioned Amarin Pharma, Inc. et al v. Andrx Labs, LLC et. al., Civ. A. No. 14-3924 (D.N.J.). As a result of the 30-month stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to any ANDA before September 2016, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of these lawsuits.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Quarterly Report on 10-Q filed with the SEC on May 9, 2014.

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

On November 21, 2013, we received notification from the dispute resolution group of the Office of New Drugs at the FDA that it had not accepted for review, on procedural grounds, our appeal regarding the rescission of the SPA. We were also notified by the FDA that our request for a meeting at a high level within the FDA regarding the appeal was not granted and that we would first need to address the matter at the division level within the FDA. On December 19, 2013, the FDA notified us it did not expect to take action on our sNDA on December 20, 2013 because our request to re-instate the ANCHOR SPA agreement remained under consideration with the FDA. The FDA also communicated to us that, as of December 19, 2013, it viewed our appeal of the ANCHOR SPA agreement rescission and the ANCHOR sNDA as separate administrative decisions worthy of separate consideration and that the FDA planned to complete its review of our request to re-instate the ANCHOR SPA agreement. The FDA provided no additional information on when it expects to complete its review of the ANCHOR sNDA. On January 17, 2014, the Division of Metabolism and Endocrinology Products, or DMEP, within the FDA notified Amarin in connection with Amarin’s request for reconsideration of the October 2013 decision to rescind the ANCHOR SPA agreement that the DMEP “does not plan to re-instate the ANCHOR SPA agreement.” We appealed the DMEP decision to the next level within the FDA, the Office of Drug Evaluation II, or ODE II, and were informed in late April 2014, that ODE II determined to uphold the DMEP rescission determination. We have appealed the ODE II decision to the next level within the FDA in accordance with FDA dispute resolution guidance and are currently waiting for that determination. There can be no assurance that we will be successful in the reinstatement of the ANCHOR SPA agreement or in approval of the ANCHOR indication sNDA.

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

On October 29, 2013, the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. Specifically, consistent with discussion at the advisory committee meeting, the FDA determined that results from outcome studies of other drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. In response to our appeal of the decision to rescind the ANCHOR SPA agreement, on January 17, 2014, the DMEP within the FDA notified Amarin in connection with Amarin’s request for reconsideration of the October 2013 decision to rescind the ANCHOR SPA agreement that the DMEP “does not plan to re-instate the ANCHOR SPA agreement.” The DMEP also stated that it no longer considers a change in serum triglyceride levels as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL. We appealed this decision within FDA, were denied twice, and are currently waiting for the determination on the third level of our appeal.

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

Our ongoing REDUCE-IT cardiovascular outcome study was designed to determine whether Vascepa, when added to statin therapy, would reduce the risk of major cardiovascular events in an at-risk patient population. We expect the ongoing incremental cost of the REDUCE-IT study to us over the next several years will exceed $100 million as the study currently involves over 450 clinical trial sites in eleven countries. The timing of completion of the REDUCE-IT study is based on the rate of cardiovascular events for patients in the study. If it takes longer for such events to accrue than we expect, the trial could take longer to complete and cost more than we currently expect. AMR102, a fixed dose combination of Vascepa and a leading statin product, is in early stage development with relatively minimal current expenses associated with ongoing development, but significant expense associated with development over the next several years. We have not been profitable in any of the last five fiscal years. Our cash and cash equivalents at June 30, 2014 were $150.5 million. For the fiscal year ended December 31, 2013, we reported a loss of approximately $166.2 million. For the six months ended June 30, 2014, we reported a loss of approximately $10.7 million and we had an accumulated deficit at June 30, 2014 of $924.5 million. For the six months ended June 30, 2014, net revenue from the sale of Vascepa based on the MARINE indication was $23.6 million. Given the substantial ongoing cost of the REDUCE-IT cardiovascular outcome study, our current capital resources and the current sales of Vascepa resulting from FDA approval of Vascepa for use in the MARINE indication, we may not be able to continue the study with our current financial resources and anticipated revenues from Vascepa without the additional revenues that may be available to us from the sale of Vascepa following an FDA approval of the ANCHOR indication. If we do not receive FDA approval of the ANCHOR indication, we plan to re-evaluate the REDUCE-IT study, including the likelihood of REDUCE-IT providing clinically and commercially useful results, the likelihood of FDA approval for an expanded indication for Vascepa based on these results and whether it is advisable to continue or discontinue the study. We anticipate that in any such re-evaluation we will seek further feedback from the FDA. If we do not receive FDA approval of the ANCHOR indication and do not continue the ongoing REDUCE-IT trial or our development of AMR102, our ability to generate revenue now and over the next several years will be substantially dependent on sales of Vascepa resulting from FDA approval of Vascepa for use in the MARINE indication. Accordingly, our prospects for substantially increasing future revenue from sales of Vascepa beyond what might be expected from the MARINE indication labeling alone will be substantially diminished.

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

In January 2013, we began selling and marketing Vascepa in the United States through our own, newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure. We hired key personnel in these areas over the last several years and hired and trained a professional sales force in early January 2013. In October 2013, following an FDA advisory committee recommendation against approval for the ANCHOR indication, we implemented a plan to reduce our workforce and our team of sales professionals in half. In May 2014 we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc., or Kowa Pharmaceuticals America, under a co-promotion agreement we entered into in March 2014. Under the agreement, approximately 250 Kowa Pharmaceuticals America sales representatives devote a substantial portion of their time to promoting Vascepa with Amarin’s approximately 130 sales representatives based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of a new pharmaceutical product is a complex undertaking for a company to manage, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

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

In addition, we believe that investors should view with caution both the results for the twelve months ended December 31, 2013 and the results for quarterly periods for the foreseeable future, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results, especially in light of competitive developments in the market in which we operate, our interactions with FDA on potential label expansions with Vascepa, the October 2013 approximately 50% reduction in our sales force, and the March 2014 co-promotion Agreement with Kowa Pharmaceuticals America. We commenced our commercial launch of Vascepa on January 28, 2013. Accordingly, there is a very limited amount of information available at this time to determine the actual number of total prescriptions for Vascepa. We believe investors should consider our results for the twelve months ended December 31, 2013 together with results over several future quarters, or longer, before making an assessment about potential future performance.

In addition to the factors identified above, seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from its Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from us to such Distributors. During the six months ended June 30, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. The change in revenue recognition methodology resulted in the recognition of previously deferred revenue. At December 31, 2013, we had deferred approximately $1.7 million in amounts billed to Distributors that was not recognized as revenue. This change in revenue recognition methodology resulted in the recognition of such deferred revenues during the six months ended June 30, 2014. We cannot assure that our revenue recognition process will consistently result in accurate financial results or that future adjustments, possibly material in scope or amount, will not occur.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently markets Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia has been on the market since 2004. As described below, generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently markets Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). We expect AstraZeneca will utilize its substantial commercial resources to market its product. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. We are not aware of the commercialization plan for Omtryg. Each of these competitors, other than Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014, Par Pharmaceutical Inc., or Par, received FDA approval of its version of generic Lovaza. Pronova/BASF has appealed to the U.S. Supreme Court to challenge its loss in the Lovaza patent litigation against Teva and Par, which, if Pronova/BASF wins, could lead to an injunction against Teva and Par from selling generic versions of Lovaza in the United States. In addition, in March 2011, Pronova/BASF entered into an agreement with Apotex Corp. and Apotex Inc., or Apotex, to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Pronova/BASF granted Apotex a license to enter the United States market with a generic version of Lovaza in the first quarter of 2015, or earlier depending on circumstances. Apotex must obtain FDA approval of a generic version of Lovaza before it is permitted to sell such product in the United States.

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

We have received six paragraph IV notices notifying us of submitted ANDAs to Vascepa under the Hatch-Waxman Amendments. We are now engaged in costly litigation with the ANDA applicants to protect our patent rights. If an ANDA filer is ultimately successful in patent litigation against us, it meets the requirements for a generic version of Vascepa to the satisfaction of the FDA under its ANDA (after any applicable regulatory exclusivity period and the litigation-related 30-month stay period expires), and is able to supply the product in significant commercial quantities, the generic company could, with the market introduction of a generic version of Vascepa. Such a market entry would likely limit our U.S. sales, which would have an adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

In addition to the six paragraph notices received to date, in February 2014, prior to the FDA’s three-year exclusivity determination for Vascepa, we received a purported paragraph IV notice from a generic drug company with respect to an ANDA to Vascepa. The FDA confirmed with us after we received the notice and before the exclusivity determination was made that the FDA had not accepted for review any ANDA to Vascepa. The FDA has repeatedly taken the position that paragraph IV notices delivered to pioneer companies such as Amarin prior to the acceptance by the FDA for review of a submitted ANDA are not effective under the Hatch-Waxman Amendments. The generic company may challenge the FDA’s position on whether the notice is valid in court in connection with patent litigation. Generic companies are thought to send such premature notices to seek to avail themselves of the

180-day generic exclusivity period for an approved product under an ANDA based on the generic’s view that it would then have first-to-file status and to seek an early end to related patent litigation with the branded drug company and the associated 30-month stay. Because we and the FDA do not believe this purported paragraph IV notice is an effective notice under the Hatch-Waxman Amendments we do not plan to initiate patent litigation against the generic company that submitted the ANDA until within the 45-day period after we receive a valid paragraph IV notice from such applicant.

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

Such three-year exclusivity protection precludes the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval. The FDA may accept and commence review of such applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of our patents at any time. In this case, Amarin would be, and has been, afforded the benefit of a 30-month stay against the launch of such a competitive product that extends from the period that Amarin receives notice of the patent challenge (the paragraph IV notice), assuming Amarin responds to the patent challenge with 45 days, and Amarin may also be afforded a judicial extension if applicable requirements are met. Currently, Amarin believes its 30-month stay extends until September 2016. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

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

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America to co-promote Vascepa in the United States under which approximately 250 Kowa Pharmaceuticals America sales representatives devote a substantial portion of their time to promoting Vascepa with Amarin’s approximately 130 sales representatives. Co-promotion under the agreement commenced in May 2014 based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. While our agreement provides for minimum performance criteria, we have little control over Kowa Pharmaceuticals America, and it may fail to devote the necessary resources and attention to promote Vascepa effectively. If that were to occur, depending on Vascepa revenues, we may have to curtail the continued development of Vascepa for approval for additional indications or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. Or, we may seek to terminate the agreement and search for another commercialization partner. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

Outcomes studies of certain other lipid-modifying therapies have failed to achieve the endpoints of such studies. For example, in 2010, the results of the ACCORD-Lipid trial were published. This trial studied the effect of adding fenofibrate onto open-label simvastatin therapy on cardiovascular outcomes. The addition of fenofibrate did not show any treatment benefit on cardiovascular outcomes over simvastatin monotherapy in this study. In 2011, the results of the AIM-HIGH trial were published. This trial studied the effect of adding a second lipid-altering agent, extended-release niacin, to simvastatin therapy on cardiovascular outcomes in people at high risk for cardiovascular events. No significant incremental treatment benefit with extended-release niacin was observed. In addition, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of these studies may not be directly applicable to the use of Vascepa over time. For instance, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile, and nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcome study of 1 gram per day of an omega-3 acid ethyl ester composition. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in patients with severe hypertriglyceridemia at a dose of 4 grams per day and is being studied in REDUCE-IT at 4 grams per day.

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

Risks Related to our Reliance on Third Parties

If we do not realize the expected benefits from our October 2013 worldwide reduction in our workforce and from future cost savings initiatives that we may implement, the value of our company and our assets and the market price of our ADSs could materially decline.

In October 2013, we implemented a plan that reduced our worldwide workforce by approximately 50%. We cannot guarantee that we will be able to realize the cost savings and other anticipated benefits from this worldwide reduction in force. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely affect our results of operations and financial condition.

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

Also, in December 2012 we announced the addition of an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc. to our planned API global supply chain for Vascepa, but we do not currently source supply from the Slanmhor consortium. Slanmhor Pharmaceutical, Inc. was spun-out from Ocean Nutrition Canada, or ONC, prior to the May 2012 acquisition of ONC by Royal DSM N.V., a global leader in life sciences and materials sciences.

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

We currently rely on Patheon (formerly Banner Pharmacaps) for the encapsulation of Vascepa. We have encapsulation agreements with two other commercial API encapsulators. These companies are working to qualify their processes and to prove that the Vascepa capsules they produce meet the same quality standards as the capsules produced by Patheon. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 96% and 94% of gross product sales for the six months ended June 30, 2014 and 2013, respectively and represented 95% and 96% of the gross accounts receivable balance as of June 30, 2014 and June 30, 2013, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2013, 2012, and 2011, we reported losses of approximately $166.2 million, $179.2 million, and $69.1 million, respectively, and we had an accumulated deficit at December 31, 2013 of $913.9 million. For the six months ended June 30, 2014 and 2013, we reported losses of approximately $10.7 million and $101.9 million, respectively, and we had an accumulated deficit at June 30, 2014 of $924.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $150.5 million at June 30, 2014 will be sufficient to fund our projected operations for at least the next twelve months.

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

As of June 30, 2014, there were warrants outstanding for the purchase of up to 9,772,276 ADSs each representing one of our ordinary shares, with a weighted average exercise price of $1.41 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. In the event of physical settlement, the notes would initially be exchangeable into a total of 49,214,841 ADS.

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

As of August 1, 2014 we had 174,598,451 common shares outstanding including 174,133,288 shares held as ADSs and 465,163 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Our existing indebtedness consist of $150.0 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, $31.3 million of which relates to the January 2012 notes with provisions for the notes to be put to us on or after January 19, 2017 while the balance of $118.7 million relates to the May 2014 notes with provision for the notes to be redeemed by the Company on or after January 19, 2018 or put to us by the holders on or after January 19, 2019.

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

Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the notes, and have a material adverse effect on the trading price of our ADSs.

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

The change in control repurchase feature of the notes may delay or prevent an otherwise beneficial takeover attempt of us.

The indenture governing the notes will require us to repurchase the notes for cash upon the occurrence of a change in control of Amarin and, in certain circumstances, to increase the exchange rate for a holder that exchanges its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we purchase the notes and/or increase the exchange rate, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

4.1	Indenture, dated as of May 20, 2014, by and among Corsicanto Limited, the Company and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 21, 2014, File No. 000-21392)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero
President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: August 7, 2014