Form 10-Q
period 2014-09-30
AMARIN CORP PLC\UK
filed 2014-11-06
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

174,146,088 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 464,363 ordinary shares, were outstanding as of November 1, 2014.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$135,435	$191,514
Restricted cash	600	1,000
Accounts receivable	6,667	3,645
Inventory, current	11,886	21,209
Deferred tax assets	471	471
Other current assets	2,980	1,563

Total current assets	158,039	219,402

Property, plant and equipment, net	424	579
Inventory, long-term	—	5,482
Deferred tax assets	11,862	11,944
Other non-current assets	4,823	4,360
Intangible asset, net	10,225	10,709

TOTAL ASSETS	$185,373	$252,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,059	$6,375
Current portion of long-term debt	13,790	12,974
Warrant derivative liability	121	6,894
Deferred revenue	—	1,703
Accrued expenses and other current liabilities	15,365	9,594

Total current liabilities	35,335	37,540

Long-Term Liabilities:
Exchangeable senior notes	120,487	149,317
Long-term debt	89,152	87,717
Long-term debt derivative liabilities	9,000	11,100
Other long-term liabilities	640	658

Total liabilities	254,614	286,332

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 174,610,451 issued, 174,590,372 outstanding at September 30, 2014; 172,691,063 issued, 172,670,984 outstanding at December 31, 2013	143,113	141,477
Additional paid-in capital	738,440	738,754
Treasury stock; 20,079 shares at September 30, 2014 and December 31, 2013	(217)	(217)
Accumulated deficit	(950,577)	(913,870)

Total stockholders’ deficit	(69,241)	(33,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$185,373	$252,476

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Product revenues	$14,149	$8,403	$37,722	$16,245
Less: Cost of goods sold	5,366	3,682	14,637	7,813

Gross margin	8,783	4,721	23,085	8,432

Operating expenses:
Selling, general and administrative	19,270	28,274	60,949	101,502
Research and development	14,457	16,821	37,891	56,148

Total operating expenses	33,727	45,095	98,840	157,650

Operating loss	(24,944)	(40,374)	(75,755)	(149,218)
Gain (loss) on change in fair value of derivative liabilities	4,466	(1,402)	11,870	21,059
Gain on extinguishment of debt	—	—	38,034	—
Interest expense, net	(4,876)	(8,441)	(13,565)	(26,646)
Other (expense) income, net	(247)	(302)	3,994	(838)

Loss from operations before taxes	(25,601)	(50,519)	(35,422)	(155,643)

(Provision for) benefit from income taxes	(449)	1,635	(1,285)	4,827

Net loss	$(26,050)	$(48,884)	$(36,707)	$(150,816)

Loss per share:
Basic	$(0.15)	$(0.29)	$(0.21)	$(0.96)
Diluted	$(0.17)	$(0.29)	$(0.25)	$(1.02)

Weighted average shares:
Basic	174,502	170,187	173,426	157,105
Diluted	175,141	170,187	174,305	163,487

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid- in Capital	Treasury Shares	Accumulated Deficit	Total
At December 31, 2013	172,691,063	$141,477	$738,754	$(217)	$(913,870)	$(33,856)
Exercise of stock options	234,500	193	114	—	—	307
Exercise of warrants	1,684,888	1,443	208	—	—	1,651
Reacquisition of conversion option in convertible notes	—	—	(10,100)	—	—	(10,100)
Tax benefits realized from stock-based compensation	—	—	1	—	—	1
Stock-based compensation	—	—	6,272	—	—	6,272
Refund of equity issuance costs	—	—	3,191	—	—	3,191
Loss for the period	—	—	—	—	(36,707)	(36,707)

At September 30, 2014	174,610,451	$143,113	$738,440	$(217)	$(950,577)	$(69,241)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,707)	$(150,816)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	155	179
Stock-based compensation	6,272	14,170
Stock-based compensation—warrants	(503)	(1,179)
Excess tax benefit from stock-based awards	(1)	(966)
Current portion of long-term debt	816	8,381
Amortization of debt discount and debt issuance costs	4,039	13,232
Amortization of intangible asset	484	485
Gain on changes in fair value of derivative liabilities	(11,870)	(21,059)
Gain on extinguishment of debt	(38,034)	—
Deferred income taxes	82	(6,389)
Shares issued for services	—	27
Change in lease liability	—	3
Changes in assets and liabilities:
Restricted cash	400	(1,400)
Accounts receivable	(3,022)	(3,721)
Inventories	14,805	(5,821)
Other current assets	(1,371)	(283)
Other non-current assets	2,017	(384)
Deferred revenue	(1,703)	—
Accounts payable and other current liabilities	5,456	(1,714)

Net cash used in operating activities	(58,685)	(157,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(14)

Net cash used in investing activities	—	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	121,206
Refund of equity issuance costs	3,191	—
Proceeds from exercise of stock options, net of transaction costs	307	627
Proceeds from exercise of warrants, net of transaction costs	1,651	120
Debt issuance costs	(2,480)	—
Excess tax benefit from stock-based awards	1	966
Payments under capital leases	(64)	(7)

Net cash provided by financing activities	2,606	122,912

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,079)	(34,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	191,514	260,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,435	$225,885

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,622	$5,250

Income taxes	$581	$1,395

Supplemental disclosure of non-cash items:
Reacquisition of conversion option in convertible notes	$10,100	$—

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, our ordinary shares may also be referred to as “common shares” or “common stock.”

(1)	Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc (“Amarin” or the “Company”) is a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. The Company began selling and marketing Vascepa in the United States in January 2013. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, the Company entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc., or Kowa Pharmaceuticals America, under which approximately 250 Kowa Pharmaceuticals America sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014 in conjunction with the promotion of Kowa Pharmaceutical America’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

The Company is also developing Vascepa for potential additional indications for use. In particular, the Company is conducting a cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA – Intervention Trial). The REDUCE-IT study, the results of which are currently blinded to the Company, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the 2013 Form 10-K, filed with the SEC. The balance sheet amounts at December 31, 2013 in this report were derived from the Company’s audited 2013 consolidated financial statements included in the 2013 Form 10-K.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

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

At September 30, 2014, the Company had cash and cash equivalents of $135.4 million. The Company’s consolidated balance sheets also include derivative liabilities (see Note 5—Warrants and Warrant Derivative Liability) as well as long term debt and exchangeable senior notes (see Note 6—Debt). The warrant derivative liability reflects the fair value of outstanding warrants to purchase shares of the Company’s common stock. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, and May 2014 exchangeable senior notes, or the 2014 Notes, may be redeemed on or after January 19, 2017 and January 19, 2019, respectively, at the option of the holders and it is not puttable by the holders prior to these dates except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the warrant derivative liability, long term debt and exchangeable senior notes do not present a short term claim on the liquid assets of the Company.

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

Trade Allowances: The Company generally provides invoice discounts on Vascepa sales to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for payment within 30 days while the fees for distribution services are based on contractual rates agreed with the respective Distributors. Based on the Company’s judgment and experience, the Company expects its Distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of September 30, 2014, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the nine months ended September 30, 2014 and 2013 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance at January 1, 2014	$1,071	$1,137	$72	$189	$2,469

Provision related to current period sales	5,514	8,335	270	3,845	17,964
Provision related to prior period sales	—	—	12	—	12
Credits/payments made for current period sales	(4,120)	(5,876)	—	(3,759)	(13,755)
Credits/payments made for prior period sales	(925)	(911)	—	—	(1,836)

Balance at September 30, 2014	$1,540	$2,685	$354	$275	$4,854

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance at January 1, 2013	$—	$—	$—	$—	$—
Provision related to current period and deferred sales	2,839	2,418	72	2,018	7,347
Credits/payments made for current period and deferred sales	(1,951)	(1,484)	—	(1,835)	(5,270)

Balance at September 30, 2013	$888	$934	$72	$183	$2,077

The following table summarizes product revenue recognized and deferred during the nine months ended September 30, 2014 and 2013 (in thousands):

	September 30, 2014	September 30, 2013
Product revenue recognized	$37,722	$16,245
Deferred product revenue	—	1,617

	$37,722	$17,862

In conjunction with the Company’s recognition and deferral of product revenues, the Company expensed and capitalized the associated cost of goods, as follows, during the nine months ended September 30, 2014 and 2013 (in thousands):

	September 30, 2014	September 30, 2013
Cost of goods sold expensed	$14,637	$7,813
Finished goods inventory held by others	—	641

	$14,637	$8,454

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, deposits with banks, and short term highly liquid instruments with remaining maturities at the date of purchase of 90 days or less. Restricted cash represents cash and cash equivalents pledged to guarantee repayment of certain expenses which may be incurred for business travel under corporate credit cards held by employees.

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

Deferred Revenue

Deferred revenue represents product shipments to Distributors for which the Company has invoiced the Distributors but not recognized as revenue because the product was not reported to the Company as having been resold for the purpose of filling prescriptions. Commencing on January 1, 2014, the Company recognizes revenue based on product shipments to its Distributors and as a result, no deferred revenue was recorded as of September 30, 2014.

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

The calculation of net loss and the number of shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended		Nine months ended
In thousands	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss—basic	$(26,050)	$(48,884)	$(36,707)	$(150,816)
Gain on warrant derivative liability	(4,392)	—	(6,773)	(15,256)

Net loss—diluted	(30,442)	(48,884)	(43,480)	(166,072)
Net loss per share—basic	(0.15)	(0.29)	(0.21)	(0.96)
Weighted average shares outstanding—basic	174,502	170,187	173,426	157,105
Effect of dilutive warrants	639	—	879	6,382

Weighted average shares outstanding—diluted	175,141	170,187	174,305	163,487
Net loss per share—diluted	(0.17)	(0.29)	(0.25)	(1.02)

For the three and nine months ended September 30, 2014 and 2013, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended		Nine months ended
In thousands	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	11,246	10,866	11,246	10,866
Restricted stock and restricted stock units	2,262	824	2,262	824
Warrants	—	9,817	—	1,702
Exchangeable senior notes (if converted)	49,215	17,021	49,215	17,021

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in both the 2012 Notes and 2014 Notes qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be settled, at the Company’s discretion, in any combination of ADSs or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was amortized over the expected term of the instrument. The conversion feature in the 2014 Notes may only be settled in ADSs upon conversion and has been accounted for as part of the debt host.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% and 96% of gross product sales for the nine months ending September 30, 2014 and 2013, respectively and represented 96% and 98% of the gross accounts receivable balance as of September 30, 2014 and September 30, 2013, respectively.

Foreign Currency

All subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into United States dollars at period-end exchange rates. Non-monetary assets and liabilities carried in a foreign currency are remeasured into United States dollars using rates of exchange prevailing when such assets or liabilities were obtained or incurred, and expenses are generally remeasured using rates of exchange prevailing when such expenses are incurred. Gains and losses from the remeasurement are included in other (expense) income, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other (expense) income, net in the consolidated statements of operations. The Company periodically uses foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of September 30, 2014 and December 31, 2013, there were no outstanding foreign exchange contracts.

Debt Issuance Costs

Debt issuance costs are initially capitalized as a deferred cost within other non-current assets and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other (expense) income, net in the consolidated statements of operations.

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

The following table presents information about the Company’s assets and liabilities as of September 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2014
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$65.1	$65.1	$—	$—

Liabilities:
Warrant derivative liability	$0.1	$—	$—	$0.1
Long-term debt derivative liabilities	$9.0	$—	$—	$9.0

	December 31, 2013
In millions	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$113.5	$113.5	$—	$—

Liabilities:
Warrant derivative liability	$6.9	$—	$—	$6.9
Long-term debt derivative liability	$11.1	$—	$—	$11.1

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The estimated fair value of debt is based on the Level 1 quoted prices for the exchangeable senior notes and based on Level 3 inputs for the remainder of the Company’s long-term debt. The carrying amounts and the estimated fair values of debt instruments as of September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014		December 31, 2013
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$89,152	$79,400	$87,717	$75,700
2012 Notes	31,266	24,100	149,317	106,600
2014 Notes	89,221	78,700	—	—

The carrying value of the 2012 Notes at September 30, 2014 and December 31, 2013 includes a debt discount of zero and $0.7 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2012 Notes. The carrying value of the 2014 Notes at September 30, 2014 includes a debt discount of $29.5 million which is being amortized as non-cash interest expense over the expected term of the 2014 Notes. The change in the estimated fair values of these liabilities from December 31, 2013 to September 30, 2014 is largely related to the issuance of the 2014 Notes and the quoted bond prices.

Warrant Derivative Liability

At September 30, 2014, the fair value of the warrant derivative liability was determined to be $0.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.02%, (ii) remaining term of 0.04 years, (iii) no dividend yield, (iv) volatility of 123% and (v) the stock price on the date of measurement. As of December 31, 2013, the fair value of the warrant derivative liability was determined to be $6.9 million using the Black-Scholes option valuation applying the following assumptions: (i) risk-free rate of 0.12%, (ii) remaining term of 0.8 years, (iii) no dividend yield, (iv) volatility of 99% and (v) the stock price on the date of measurement. The $6.8 million decrease in the fair value of the warrant liability during the nine months ended September 30, 2014 was recognized as: (i) a $6.3 million gain on change in fair value of the remaining derivative liability and (ii) $0.5 million in compensation income for change in fair value of warrants issued to former employees. Both amounts are included in the consolidated statement of operations for the nine months ended September 30, 2014. The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of the Company’s common stock among other factors. In the event of a hypothetical 10% increase in the market price of the Company’s common shares ($1.20 based on the $1.09 market price of the stock at September 30, 2014) on which the September 30, 2014 valuation was based, the value of the derivative liability would have increased by $0.1 million. Such increase would have been reflected as additional loss on change in fair value of derivative liabilities within the statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Long Term Debt Derivative Liabilities

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 6 below) contains a redemption feature whereby, upon a change of control, the Company would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At September 30, 2014, the fair value of the derivative was determined to be $4.6 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.5 and 3.9 years, (ii) coupon rates of between 9.8% and 10.8% and (iii) market yields of between 8.9% and 17.2%. The Company recognized a $6.5 million gain on change in fair value of derivative liability for the nine months ended September 30, 2014. The Company recognized a $7.4 million gain on change in fair value of derivative liability for the nine months ended September 30, 2013. At December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 3.3 and 6.6 years, (ii) coupon rates of between 9.9% and 12.5% and (iii) market yields of between 9.0% and 29.4%.

The Company’s 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined this redemption feature to be an embedded derivative, requiring bifurcation in accordance with ASC 815. The derivative is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At September 30, 2014, the fair value of the derivative was determined to be $4.4 million, and the debt was valued by using (i) the remaining term of the notes, (ii) a bond yield of 22.6%, (iii) a risk-free interest rate of 3.2% and (iv) volatility of 83.0%. The Company recognized a $0.9 million loss on change in fair value of derivative liability for the nine months ended September 30, 2014.

The change in the fair value of derivative liabilities is as follows (in thousands):

		October 2009 Warrants	Long-Term Debt Derivative Liabilities	Totals

Balance at December 31, 2013		$6,894	$11,100	$17,994
Record initial fair value of derivative liability on 2014 senior notes		—	3,500	3,500
Gain on change in fair value of derivative liabilities		(6,270)	(5,600)	(11,870)
Compensation income for change in fair value of warrants issued to former employees		(503)	—	(503)

Balance at September 30, 2014		$121	$9,000	$9,121

	October 2009 Warrants	Long-Term Debt Derivative Liability	Foreign Exchange Contracts	Totals

Balance at December 31, 2012	$54,854	$14,577	$—	$69,431

(Gain) loss on change in fair value of derivative liability	(14,077)	(7,377)	395	(21,059)
Compensation income for change in fair value of warrants issued to former employees	(1,179)	—	—	(1,179)

Balance at September 30, 2013	$39,598	$7,200	$395	$47,193

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2014:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv)

requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of technology rights for Vascepa and have an estimated remaining useful life of 15.8 years. The carrying value as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
Technology rights	$11,624	$11,624
Accumulated amortization	(1,399)	(915)

	$10,225	$10,709

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials, current	$3,813	$4,246
Work in process	3,308	11,310
Finished goods	4,765	5,026
Finished goods inventory held by others	—	627

Total inventory, current	11,886	21,209

Raw materials, long-term	—	5,482

Total inventory	$11,886	$26,691

(5)	Warrants and Warrant Derivative Liability

The Company had 8,087,388 warrants to purchase common shares outstanding at September 30, 2014 at a weighted-average exercise price of $1.50 as described below.

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

As of September 30, 2014, October 2009 warrants remained outstanding to purchase up to an aggregate of 8,087,388 of the ordinary shares of the Company at $1.50 per share. In October 2014, the Company and the holders of the remaining October 2009 Warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015.

July 2009 Warrants

The Company issued several warrants in July 2009. As of September 30, 2014, there are no July 2009 warrants outstanding, while at December 31, 2013 these warrants were classified as equity instruments and are included in the Company’s consolidated balance sheet within additional paid-in-capital. During the nine months ended September 30, 2014, 1,684,888 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $1.7 million. During the nine months ended September 30, 2013, 120,000 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $0.1 million.

(6)	Debt

Long Term Debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. As of September 30, 2014, the net remaining amount to be repaid to BioPharma is $145.8 million. During the three and nine months ended September 30, 2014, the Company made repayments under the agreement of $1.3 million and $3.4 million to BioPharma, respectively, and an additional $1.4 million is scheduled to be paid in November 2014. These payments, each representing 10% of net revenues for the respective periods, were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid thereafter in accordance with the following schedule: $8.0 million in the first quarter of 2015, $10.0 million per quarter in each of the next four quarters, $15.0 million per quarter in each of the next four quarters and a final payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced and with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. The Company can prepay an amount equal to $150 million less any previously repaid amount.

The Company currently estimates that its Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with the threshold amounts in the repayment schedule. For each quarterly period since the inception of the debt, revenues were below the contractual threshold amount such that cash payments were calculated for each period reflecting the optional reduction amount as opposed to the contractual threshold payment due for each quarterly period. The payment of $1.4 million for the third quarter of 2014 is due in November 2014. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred repayments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold limitation based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. The Company recognized a gain on change in fair value of derivative liability of $6.5 million and $7.4 million during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, the Company recorded $5.5 million and $1.4 million of cash and non-cash interest expense, respectively, on the BioPharma debt. During the nine months ended September 30, 2013, the Company recorded $9.7 million and $2.2 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

To secure the obligations under the agreement with BioPharma, the Company granted BioPharma a security interest in the Company’s patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the covered products, all books and records relating to the foregoing and all proceeds of the foregoing, referred to collectively as the collateral. If the Company (i) fails to deliver a payment when due and does not remedy that failure within a specific notice period, (ii) fails to maintain a first-priority perfected security interest in the collateral in the United States and does not remedy that failure after receiving notice of such failure or (iii) becomes subject to an event of bankruptcy, then BioPharma may attempt to collect the maximum amount payable by the Company under this agreement (after deducting any payments the Company has already made).

January 2012 Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032, a portion of which were subsequently exchanged (see discussion of May 2014 Exchangeable Senior Notes below). The 2012 Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s other subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2012 Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

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

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Exchange Act with both the SEC and the Trustee and (iii) maintaining the tradability of the 2012 Notes. The Company is required to use commercially reasonable efforts to procure and maintain the listing of the 2012 Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture) prior to July 15, 2012. If the 2012 Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the 2012 Notes, the Company shall pay additional interest on the 2012 Notes at the rate of 0.50% per annum of the principal amount of 2012 Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the 2012 Notes are not freely tradable.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option is being amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of September 30, 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of September 30, 2014, the debt discount was fully amortized and the carrying value of the 2012 Notes was $31.3 million after an exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange).

May 2014 Exchangeable Senior Notes

In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.50% May 2014 Exchangeable Senior Notes due 2032, following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged (the 2012 Notes and 2014 Notes are referred to collectively as the “Notes”).

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The exchange rate will initially be 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends.

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

The Company may elect at its option to cause all or any portion of the 2014 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2032 if the Daily VWAP (as defined in the Indenture) equals or exceeds 110% of the Exchange Price then in effect for at least 20 VWAP Trading Days (as defined in the Indenture) in any 30 VWAP Trading Day period. The Company may only exercise its optional exchange rights upon satisfaction of specified equity conditions, including that the ADSs issuable upon exchange of the 2014 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. If Corsicanto elects to exercise its optional exchange rights on or prior to January 15, 2018, each holder whose 2014 Notes are exchanged will upon exchange receive a specified number of additional ADSs as set forth in the Indenture. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving Corsicanto, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2014 Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture will provide that, to the extent Corsicanto elects and for up to 360 days, the sole remedy for an event of default relating to certain failures by Corsicanto or the Company, as the case may be, to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the 2014 Notes. Additional covenants pertaining to the 2012 Notes (as described above for the January 2012 Exchangeable Senior Notes) are also applicable to the May 2014 Notes.

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and recognized those costs as deferred assets. The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above), which will be measured at fair value on an ongoing basis. During the three months ended September 30, 2014, the Company recognized a $1.1 million loss on the change in fair value of the redemption feature and recorded a related long-term debt derivative liability of $4.4 million.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of September 30, 2014, the carrying value of the 2014 Notes was $89.2 million. During the nine months ended September 30, 2014, the Company recognized interest expense of $6.7 million related to the 2014 Notes, of which $2.8 million represents amortization of the debt discount and $3.9 million represents contractual coupon interest. At

September 30, 2014 and December 31, 2013, the Company had accrued interest of $1.1 and $2.4 million, respectively, which is included in other current liabilities. The Company made the contractual interest payments due on the Notes in the nine months ended September 30, 2014 and 2013 of $5.3 million.

(7)	Commitments and Contingencies

Litigation

On November 1, 2013, a purported investor of Amarin filed a putative class action lawsuit captioned Steven Sklar v. Amarin Corporation plc et al., No. 13-cv-6954 (D.N.J. Nov. 1, 2013) in the U.S. District Court for the District of New Jersey. Substantially similar lawsuits, captioned Bove v. Amarin Corporation plc, Civ. No. 13-07882 (AT) (S.D.N.Y. Nov. 5, 2013), Bentley v. Amarin Corporation plc, Civ. No. 13-08283 (AT) (S.D.N.Y. Nov. 20, 2013) and Siegel v. Amarin Corporation plc, No. 3:13-cv-07210 (D.N.J. Nov. 27, 2013), were subsequently filed in the U.S. District Court for the District of New Jersey and U.S. District Court for the Southern District of New York. On December 9, 2013, the cases filed in the Southern District of New York were transferred to the District of New Jersey and all such cases are now consolidated as In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The plaintiffs assert claims under the Securities Exchange Act of 1934 and allege that Amarin and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that approval. The lawsuit seeks unspecified monetary damages and attorneys’ fees and costs. The Company believes that it has valid defenses and will vigorously defend against this class action suit, but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with the claims. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by the Company of the associated deductible obligation under such insurance coverage.

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

In March, April, and May 2014, the Company received paragraph IV certification notices from six companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. The Company has commenced patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin is seeking, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents expires in 2030. In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation, or collectively, Apotex, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). In April 2014, Amarin also filed lawsuits against Roxane Laboratories, Inc., or Roxane, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). Amarin voluntarily dismissed the Northern District of Ohio case against Roxane on May 7, 2014. In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., or collectively, Dr. Reddy’s, in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.). In May 2014, Amarin also filed a lawsuit against Watson Laboratories, Inc. and Actavis plc, or Watson, in the U.S. District Court for the District of New Jersey. One of the Company’s directors, Patrick J. O’Sullivan, is also a director of Actavis plc. The case against

Watson is captioned Amarin Pharma, Inc. et al. v. Watson Laboratories, Inc. et al., Civ. A. No. 14-3259 (D.N.J). On July 17, 2014, Amarin agreed to dismiss Actavis plc but the lawsuit against Watson remains pending. In June 2014, Amarin also filed a case against Teva Pharmaceuticals USA, Inc., or Teva, in the U.S. District Court for the District of New Jersey. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc., Civ. A. No. 14-3558 (D.N.J.). In June 2014, Amarin also filed a lawsuit against Andrx Labs, LLC, Andrx Corporation, and Actavis plc, or collectively, Andrx, in the U.S. District Court for the District of New Jersey. The case against Andrx is captioned Amarin Pharma, Inc. et al v. Andrx Labs, LLC et. al., Civ. A. No. 14-3924 (D.N.J.). As a result of the 30-month stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to any ANDA before September 2016, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to Vascepa, but cannot predict the outcome of these lawsuits.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2014, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position or profitability. No governmental proceedings are pending or, to its knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Milestone and Supply Purchase Obligations

The Company entered into several product development agreements with, subject to performance obligations, certain milestone and supply purchase obligations, as detailed below:

•

The Company entered into its initial Vascepa API supply agreement with Nisshin Pharma, Inc., or Nisshin, in 2010. In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc., or Chemport, and BASF (formerly Equateq Limited) for the supply of API. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. (Slanmhor). These agreements included requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers as described below.

Chemport was approved by the FDA to manufacture API for commercial sale in April 2013. The Company began purchasing commercial supply from Chemport in 2013. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. The 2011 supply agreement with Chemport includes commitments for the Company to fund (i) certain development fees, (ii) material purchases for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment. During the nine months ended September 30, 2014, the Company made payments of $3.3 million to Chemport.

Chemport together with Nisshin are currently the two manufacturers from which the Company purchases API. The Company has no royalty, milestone or minimum purchase commitments with Nisshin.

The API supply agreement with BASF terminated in February 2014. In April 2014, the Company reached a settlement agreement with BASF under which it received a refund for material purchases of $3.0 million, included as other income in the statement of operations. The Company made payments of $3.1 million to BASF related to development and supply commitments through September 30, 2014.

The Company made payments of $6.2 million to the Slanmhor consortium related to development fees and other provisions through September 30, 2014 and during the nine months ended September 30, 2014 and 2013, made payments of $0.4 million and $6.1 million, respectively, to the Slanmhor consortium related to stability and technical batches and advances on anticipated future API purchases.

Pursuant to the agreements with our suppliers, there is a total of $54.5 million that is potentially payable over the term of such agreements based on minimum purchase obligations.

•

Concurrent with its entry into one of its API supply agreements, the Company agreed to make a non-controlling minority share equity investment in the supplier of $3.3 million. The Company invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, the Company entered into an equity sale and purchase agreement between this supplier and a third party in which the Company agreed to sell approximately $1.3 million of its investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. The carrying amount of the investment of $2.0 million and $3.3 million as of September 30, 2014 and December 31, 2013, respectively, is included in other long term assets and is accounted for under the cost method.

•

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.2 million at September 30, 2014). Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.1 million at September 30, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.2 million at September 30, 2014).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated at September 30, 2014.

(8)	Equity

During the three months ended September 30, 2014, the Company received a refund of $3.2 million for UK stamp duty taxes paid in prior periods related to the issuance of common stock. Such proceeds were recorded as an increase to additional paid-in capital.

During the nine months ended September 30, 2014 and 2013, the Company issued 234,500 and 386,000 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.3 million and $0.6 million, respectively, for each period. In addition, during the nine months ended September 30, 2014 and 2013, the Company issued 1,684,888 and 120,000 shares, respectively, as a result of the exercise of warrants, resulting in gross and net proceeds of $1.7 million and $0.1 million, respectively.

On March 11, 2014, the Company granted a total of 173,348 restricted stock units, or RSUs, and 205,890 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc 2011 Stock Incentive Plan, or the 2011 Plan. The RSUs vest in equal installments over a three year period commencing with each installment vesting each year upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The RSUs will become fully vested upon a change of control of the Company. Upon termination of service to the Company, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares. The stock options vest in full upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options will become fully vested upon a change of control of the Company.

On January 8, 2014, the Company granted a total of 2,082,000 RSUs and 2,605,500 stock options to employees under the 2011 Plan. The RSU’s vest annually over a three year period and the stock options vest monthly over a four year period, with both becoming fully vested upon a change of control of the Company.

In January 2013, the Company granted 454,875 RSUs to several employees under the 2011 Plan. The terms of these RSUs provided for vesting upon the achievement of certain operational milestones. In the year ended December 31, 2013, as a result of the operational milestones not being achieved, all of these RSU’s were forfeited and no shares were issued as a result of vesting.

(9)	Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement, or the Agreement, with Kowa Pharmaceuticals America related to the commercialization of Vascepa® in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The initial term of the Agreement extends through 2018.

During the term, Kowa Pharmaceuticals America and Amarin have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States. The performance requirements include a negotiated minimum number of details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America sales representatives, and minimum levels of Vascepa revenues beginning in 2015. Kowa Pharmaceuticals America has agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. Amarin will continue to recognize all revenue from sales of Vascepa and will use commercially reasonable efforts to maintain a minimum amount of inventory of Vascepa for use in the United States.

Amarin will continue to recognize all revenue from sales of Vascepa under the Agreement. In exchange for Kowa Pharmaceuticals America’s co-promotional services, Kowa Pharmaceuticals America is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America is scheduled to increase during the Agreement’s term, from the high single digits in 2014, to mid-teen percent levels in 2015, and to the low twenty percent levels in 2018. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In the event of a change of control (as defined) or termination of the agreement, the Company would be required to make certain tail payments based on a specified percentage of revenues.

(10)	Subsequent Events

The Company has evaluated subsequent events from September 30, 2014 through the date of the issuance of these condensed consolidated financial statements.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. We began selling and marketing Vascepa in the United States in January 2013. We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. We market Vascepa through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa Pharmaceuticals America) under which approximately 250 Kowa Pharmaceuticals America sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014. We operate in one business segment.

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

The ANCHOR clinical study was conducted under a special protocol assessment, or SPA, agreement with the FDA. The law governing SPA agreements requires that if the results of the trial conducted under the SPA substantiate the hypothesis of the protocol covered by the SPA, the FDA must use the data from the protocol as part of the primary basis for approval of the product. A SPA agreement is not a guarantee of FDA approval of the related new drug application. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy of the drug after the study begins that rises to the level of a public health concern, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. As a basis for this determination, the FDA communicated that it determined that the cumulative results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that while information we submitted supports testing the hypothesis that Vascepa 4 grams/day versus placebo reduces major adverse cardiovascular events in statin-treated subjects with residually high triglyceride levels, as is being studied in the Vascepa REDUCE-IT cardiovascular outcomes study, the FDA no longer considers a change in serum triglyceride levels alone as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL. Beginning in November 2013, we sought reconsideration and appealed the SPA rescission decision to three levels of increasing authority within the FDA and were denied each time, most recently in September 2014. Based on FDA’s repeated position in its appeal denials and its internal consultation with FDA officials at higher levels, we informed the FDA that we did not intend to appeal the SPA rescission further.

The FDA did not take action on the ANCHOR sNDA by the Prescription Drug User Fee Act, or PDUFA, goal date for completion of FDA’s review, December 20, 2013. Given our determination to not appeal the SPA rescission further, we expect the FDA to take action on our pending ANCHOR sNDA in the near future.

We are currently focused on the ongoing REDUCE-IT cardiovascular outcomes study of Vascepa. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indications for Vascepa beyond the indications studied in the ANCHOR and MARINE trials. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. An interim review of the efficacy results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. The DMC has been more frequently examining interim reviews of the safety data from the study. Amarin remains blinded to all data from the study. Approximately 90% of the 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled.

Based on our communications with the FDA, we currently expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa. There can be no assurance that we will be successful in our efforts to obtain a label expansion reflecting the ANCHOR clinical trial whether or not we obtain final positive results from the REDUCE-IT outcomes study. If the FDA does not approve the ANCHOR indication, it could have a material impact on our future results of operations and financial condition.

On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA against approval of the ANCHOR indication, we implemented a worldwide reduction in force of approximately 50% of our staff positions. The majority of affected staff members were sales professionals who supported the initial commercial launch of Vascepa. We incurred approximately $2.8 million in charges related to the reduction in force, all of which includes cash expenditures for one-time termination benefits and associated costs. The charges were recorded in the fourth quarter of 2013 and the related payments were made by the first half of 2014. As part of the reduction in force, we retained approximately 130 sales representatives, excluding sales management, in the United States in sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. This team covers the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage, as well as the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America that began in May 2014, we anticipate continued Vascepa revenue growth over time. We also anticipate that such sales growth may be inconsistent from period to period.

Commercialization Strategy

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. On January 28, 2013, we commenced our full commercial launch of Vascepa in the United States. In preparation for our commercial launch, we hired and trained a direct sales force of approximately 275 sales representatives. In October 2013, we reduced our number of sales representatives to approximately 130, excluding sales management, in the United States to focus on the sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and their managers. Commencing in the middle of the second quarter of 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa. Our clinical and commercial supply is provided to us under agreements with various third-party suppliers. As of November 1, 2014, over 23,000 clinicians had written prescriptions for Vascepa.

Under the co-promotion agreement with Kowa Pharmaceuticals America, under which promotion commenced in May 2014, both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America sales representatives and the achievement of minimal levels of Vascepa revenue in 2015 and beyond. Kowa Pharmaceuticals America has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America’s co-promotional services, Kowa Pharmaceuticals America is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America is scheduled to increase from the high single digits in 2014, to mid-teen percent levels in 2015, and to the low twenty percent levels in 2018, subject to certain adjustments.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2014 was approximately 132,000 as compared to 110,000 and 93,000 prescriptions in the three months ended June 30, 2014 and March 31, 2014, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2014 was approximately 113,000 as compared to 93,000 and 78,000 prescriptions in the three months ended June 30, 2014 and March 31, 2014, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from a third party resource and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by these third parties may differ from period to period.

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

We secured managed care coverage for over 200 million lives, including as of November 1, 2014 over 119 million lives covered on Tier 2.

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

Research and Development Update

In September 2014, we announced our continued commitment to completing the ongoing REDUCE-IT cardiovascular outcomes study. This multinational, prospective, randomized, double-blind, placebo-controlled study is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels.

We have over 7,100 patients enrolled in the REDUCE-IT study. We currently estimate that we will complete patient enrollment in this study within 2015. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials. An interim review of the efficacy results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study. Amarin remains blinded to all data from the study.

Our scientific rationale for the REDUCE-IT study is supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk.

Commercial Supply Update

During 2013 and the nine months ended September 30, 2014, all of our active pharmaceutical ingredient, or API, was acquired through two suppliers, Nisshin and Chemport. On April 30, 2014, the Company reached a settlement agreement with a former supplier, BASF, under which the Company received a refund for previous material purchases of $3.0 million, included as other income in the statement of operations. The amount of supply we seek to purchase in 2014 and beyond will depend on the level of growth of Vascepa revenues. Much of the inventory sold in 2014 was purchased in 2013 from Nisshin at a price which is higher than expected future average API costs.

Financial Position

We believe that our cash and cash equivalents balance of $135.4 million at September 30, 2014 is sufficient to fund our projected operations for at least the next twelve months.

Financial Operations Overview

Revenue. All of our revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. The Company commenced its commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $37.7 million based on sales to Distributors during the nine months ended September 30, 2014. Through September 30, 2014, product returns were de minimis.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, which through September 30, 2014 was sourced from Nisshin and Chemport.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $37.7 million based on sales to Distributors during the nine months ended September 30, 2014. Through September 30, 2014, product returns were de minimis.

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

Inventory —Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the United States for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the period received. After Vascepa was approved, we began to capitalize inventory purchased from Nisshin, the API supplier approved in the NDA. Prior to April 2013, only Nisshin was an FDA-approved supplier of API for Vascepa. In April 2013, the FDA approved our sNDAs covering Chemport and BASF and in July 2014 the FDA approved our sNDA covering Slanmhor such that there are now four suppliers FDA-qualified to produce Vascepa API. All supply from Chemport and BASF prior to FDA approval of these API suppliers was not capitalized and instead charged as a component of research and development expense in the period received. Subsequent to the approval of these suppliers, we capitalize API purchases from them. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved. We state inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, we will reduce the carrying value of such inventory to market value. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa or was purchased prior to the sNDA approval of our suppliers. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. The Company has been historically profitable in the U.S. When making its assessment about the realization of its U.S. deferred tax assets at September 30, 2014, the Company considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of the Company’s U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on its assessment, the Company concluded that the U.S. deferred tax assets are more likely than not to be realizable as of September 30, 2014. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2014:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Unless otherwise discussed, we believe that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

Revenue. We recorded revenue of $14.1 million and $8.4 million during the three months ended September 30, 2014 and 2013, respectively, an increase of $5.7 million or 68%. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in January, 2013. All of our revenue in the three months ended September 30, 2014 and 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through September 30, 2014, product returns were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended September 30, 2014 and 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Patients not covered on tier 2 by their commercial insurance carrier pay a higher co-pay payment when purchasing Vascepa. Such rebates are intended to offset the cost differential for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014 to September 30, 2014. Commencing in March 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. The number of lives covered by these payors increased throughout 2013 and continued to increase in 2014. As of November 1, 2014, over 119 million lives covered by medical insurance were under insurance plans that have added Vascepa to their tier 2 coverage. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical in the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of November 1, 2014, over 23,000 clinicians had written prescriptions for Vascepa. As of November 1, 2014, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

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

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2014 and 2013 was $5.4 million and $3.7 million, respectively, an increase of $1.7 million or 46%, which was driven by the increase in revenues and partially offset by lower supply costs. These amounts include the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012 or was purchased prior to the sNDA approval of our suppliers.

The API included in the calculation of the average cost of goods sold during the three months ended September 30, 2014 and 2013 was sourced from two API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API supplier. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. We began purchasing lower unit cost API from Chemport, which was approved by the FDA in April 2013 to produce Vascepa, in the second quarter of 2013. During the three months ended September 30, 2014 and 2013, the cost basis of product sold that had a carrying value of zero was $0.6 million and zero, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a decrease in gross margin during such periods. As of September 30, 2014, we maintained no inventory with a carrying value of zero.

Our gross margin for the three months ended September 30, 2014 and 2013 was 62% and 56%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2014 and 2013 was $19.3 million and $28.3 million, respectively, a decrease of $9.0 million, or 32%. Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 are summarized in the table below (in thousands):

	Three months Ended September 30
	2014	2013
Selling, general and administrative expenses, excluding non-cash expenses (1)	$18,284	$24,333
Non-cash stock-based compensation expense (2)	1,312	3,665
Non-cash warrant related compensation (income) expense (3)	(326)	276

	$19,270	$28,274

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended September 30, 2014 and 2013 was $18.3 million and $24.3 million, respectively, a decrease of $6.0 million, or 25%. The decrease was due primarily to cost decreases in 2014 for sales force staffing, marketing program spending and costs for other general and administrative support incurred in connection with the commercialization of Vascepa.
(2)	Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $1.3 million and $3.7 million, respectively, a decrease of $2.4 million, or 65%, primarily due to a decrease in the fair value of new stock option and restricted stock awards granted to attract and retain qualified employees as a result of a decrease in our stock price.
(3)	Warrant-related compensation (income) expense for the three months ended September 30, 2014 and 2013 was income of $0.3 million and expense of $0.3 million, respectively. Warrant related compensation (income) expense for the periods ended September 30, 2014 and 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three of our former employees, net of warrants exercised. The change in the fair value of the warrants is due primarily to the change in our stock price during each period. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

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

Research and Development Expense. Research and development expense for the three months ended September 30, 2014 and 2013 was $14.5 million and $16.8 million, respectively, a decrease of $2.3 million, or 14%. Research and development expenses for the three months ended September 30, 2014 and 2013 are summarized in the table below (in thousands):

	Three months Ended September 30,
	2014	2013
REDUCE-IT study (1)	$11,753	$9,126
Pre-approval commercial supply (2)	—	2,623
Regulatory filing fees and expenses (3)	385	976
Internal staffing, overhead and other (4)	1,709	3,506

Research and development expense, excluding non-cash expense	13,847	16,231
Non-cash stock-based compensation (5)	610	590

Total research and development expense	$14,457	$16,821

The decrease in research and development expenses for the quarter ended September 30, 2014, as compared to the prior year period, is primarily due to a decrease in expenses associated with pre-commercial inventory supply and a decrease in staffing and overhead costs, as further described below.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,100 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study within 2015. For the three months ended September 30, 2014 and 2013, we incurred expenses through our CRO in connection with this trial of approximately $9.5 million and $8.3 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs in the three months ended September 30, 2014 and 2013 for REDUCE-IT were approximately $11.8 million and $9.1 million, respectively. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2014 will continue at approximately the same levels as we have incurred in 2013 but may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	Until an API supplier is approved by the FDA to manufacture commercial supply of Vascepa, all Vascepa purchased from such supplier is included as a component of research and development expense. Upon approval of the supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the supplier that produced the API is approved. The commercial supply expense for the periods shown above represents inventory received from Nisshin prior to NDA approval of Vascepa on July 26, 2012 or received from our other suppliers prior to their sNDA approvals. The amount of commercial supply that we receive from potential additional API suppliers prior to sNDA approval depends upon production schedules at such suppliers and the timing of regulatory approval, and we are unable to estimate these amounts at this time. We will continue to expense inventory received from the unapproved supplier until such time as FDA approval is obtained.
(3)	The regulatory filing fees in each of the three months ended September 30, 2014 and 2013 included annual FDA fees for maintaining manufacturing sites.
(4)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Such costs also include costs related to qualifying suppliers and legal costs. We anticipate a reduction in such costs in 2014 compared to 2013 levels as a result of a company-wide reduction in force announced in October 2013. Other research and development costs in 2013 also include costs related to testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with a selected statin taken concomitantly. We have suspended additional development of AMR102 pending resolution of the ANCHOR sNDA with the FDA.
(5)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the three months ended September 30, 2014 and 2013 was a gain of $4.5 million and a loss of $1.4 million, respectively. Gain (loss) on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes and (iv) an unrealized loss on foreign exchange contracts for the three months ended September 30, 2013.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at June 30, 2014 was $4.5 million and we recognized a $4.1 million gain on change in fair value of derivative liability for the quarter ended September 30, 2014 for these warrants. The fair value of the warrant derivative liability at June 30, 2013 was $36.0 million and we recognized a $3.3 million loss on change in fair value of derivative liability for the quarter ended September 30, 2013 for these warrants. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At June 30, 2014, the fair value of the derivative was determined to be $6.1 million, and at September 30, 2014, the fair value of the derivative was determined to be $4.6 million. We recognized a $1.5 million gain on change in fair value of derivative liability for the three months ended September 30, 2014. At June 30, 2013, the fair value of the derivative was determined to be $8.6 million, and at September 30, 2013, the fair value of the derivative was determined to be $7.2 million. We recognized a $1.4 million gain on change in fair value of derivative liability for the three months ended September 30, 2013.

Our 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At June 30, 2014, the fair value of the derivative was determined to be $3.3 million and at September 30, 2014, the fair value of the derivative was determined to be $4.4 million. We recognized a $1.1 million loss on change in fair value of derivative liability for the three months ended September 30, 2014.

We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of September 30, 2014, there were no such outstanding contracts. As of September 30, 2013 we held a foreign exchange forward contract with a notional amount of $4.5 million. For the three months ended September 30, 2013, we recognized an unrealized gain of $0.5 million related to the change in fair value of the foreign exchange forward contract derivative liability, which was included as a component of change in fair value of derivative liabilities.

Interest Expense, net. Net interest expense for the three months ended September 30, 2014 and 2013 was $4.9 million and $8.4 million, respectively, a decrease of $3.5 million, or 42%. Net interest expense for the three months ended September 30, 2014 and 2013 is summarized in the table below (in thousands):

	Three months Ended September 30,
	2014	2013
Exchangeable senior notes (1):
Amortization of debt discounts	$1,425	$3,859
Contractual coupon interest	1,313	1,313

Total exchangeable senior notes interest expense	2,738	5,172

Long-term debt—BioPharma financing (2):
Cash interest—current	1,415	840
Cash interest—deferred	282	1,819
Non-cash interest	453	632

Total long-term debt interest expense	2,150	3,291

Total interest expense	4,888	8,463
Interest income (3)	(12)	(22)

Total interest expense, net	$4,876	$8,441

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended September 30, 2014 and 2013 was $2.7 million and $5.2 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for three months ended September 30, 2014 and 2013 was $2.2 million and $3.3 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the three months ended September 30, 2014 and 2013 was $0.01 million and $0.02 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net for the three months ended September 30, 2014 and 2013 was expense of $0.2 million and $0.3 million, respectively. Other (expense) income, net primarily consists of losses and gains on foreign exchange transactions, including realized gains and losses on foreign exchange forward contracts. We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency.

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes for the three months ended September 30, 2014 and 2013 was a provision of $0.4 million and a benefit of $1.6 million, respectively. The current provision relates entirely to the United States subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other subsidiaries.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Revenue. We recorded revenue of $37.7 million and $16.2 million during the nine months ended September 30, 2014 and 2013, respectively, an increase of $21.5 million, or 133%. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in January 2013. All of our revenue in the nine months ended September 30, 2014 and 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through September 30, 2014, product returns were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the nine months ended September 30, 2014 and 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Patients not covered on tier 2 by their commercial insurance carrier pay a higher co-pay payment when purchasing Vascepa. Such rebates are intended to offset the cost differential for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014 to September 30, 2014. Commencing in March 2013, certain third-party payors added Vascepa to their tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. The number of lives covered by these payors increased throughout 2013 and continued to increase in 2014. As of November 1, 2014, over 119 million lives covered by medical insurance were under insurance plans that have added Vascepa to their tier 2 coverage. In connection with the start of such tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical in the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of November 1, 2014, over 23,000 clinicians had written prescriptions for Vascepa. As of November 1, 2014, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

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

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2014 and 2013 was $14.6 million and $7.8 million, respectively, an increase of $6.8 million or 87%, which was driven by the increase in revenues and partially offset by lower supply costs. These amounts include the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012 or was purchased prior to the sNDA approval of our suppliers.

The API included in the calculation of the average cost of goods sold during 2013 and the nine months ended September 30, 2014 was sourced from two API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API supplier. Contracted purchase costs from this initial API supplier reflect that they were working with Amarin prior to commencement of the MARINE and ANCHOR clinical trials and are anticipated to decline as additional API volume is purchased. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. We began purchasing lower unit cost API from Chemport, which was approved by the FDA in April 2013 to produce Vascepa, in the second quarter of 2013. During the nine months ended September 30, 2014 and 2013, the cost basis of product sold that had a carrying value of zero was $0.6 million and $4.0 million, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a decrease in gross margin during such periods. As of September 30, 2014, we maintained no inventory with a carrying value of zero.

Our gross margin for the nine months ended September 30, 2014 and 2013 was 61% and 52%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2014 and 2013 was $60.9 million and $101.5 million, respectively, a decrease of $40.6 million, or 40%. Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 are summarized in the table below (in thousands):

	Nine months Ended September 30
	2014	2013
Selling, general and administrative expenses, excluding non-cash expenses (1)	$57,108	$90,664
Non-cash stock-based compensation expense (2)	4,344	12,017
Non-cash warrant related compensation income (3)	(503)	(1,179)

	$60,949	$101,502

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the nine months ended September 30, 2014 and 2013 was $57.1 million and $90.7 million, respectively, a decrease of $33.6 million, or 37%. The decrease was due primarily to cost decreases in 2014 for sales force staffing, marketing program spending and costs for other general and administrative support incurred in connection with the commercialization of Vascepa. The nine months ended September 30, 2013 was the period in which we were commenced selling Vascepa and costs during this period included certain launch-related costs.
(2)	Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $4.3 million and $12.0 million, respectively, a decrease of $7.7 million, or 64%, primarily due to a decrease in the fair value of new stock option and restricted stock awards granted to attract and retain qualified employees as a result of a decrease in our stock price.
(3)	Warrant-related compensation income for the nine months ended September 30, 2014 and 2013 was $0.5 million and $1.2 million, respectively. Warrant related compensation income for the nine months ended September 30, 2014 and 2013 reflects a non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three of our former employees, net of warrants exercised. The decrease in the fair value of the warrants is due primarily to a decrease in our stock price during each period. We anticipate that the value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.

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

Research and Development Expense. Research and development expense for the nine months ended September 30, 2014 and 2013 was $37.9 million and $56.1 million, respectively, a decrease of $18.2 million, or 32%. Research and development expenses for the nine months ended September 30, 2014 and 2013 are summarized in the table below (in thousands):

	Nine months Ended September 30,
	2014	2013
REDUCE-IT study (1)	$28,409	$34,154
Pre-approval commercial supply (2)	373	5,783
Regulatory filing fees and expenses (3)	1,383	2,658
Internal staffing, overhead and other (4)	5,797	11,352

Research and development expense, excluding non-cash expense	35,962	53,947
Non-cash stock-based compensation (5)	1,929	2,201

Total research and development expense	$37,891	$56,148

The decrease in research and development expenses for the nine months ended September 30, 2014, as compared to the prior year period, is primarily due to a decrease in costs associated with the REDUCE-IT study, a decrease in expenses associated with pre-commercial inventory supply, and a decrease in staffing and overhead costs, as further described below.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,100 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study within 2015. For the nine months ended September 30, 2014 and 2013, we incurred expenses through our CRO in connection with this trial of approximately $22.3 million and $28.0 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs in the nine months ended September 30, 2014 and 2013 for REDUCE-IT were approximately $28.4 million and $34.2 million, respectively. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2014 will continue at approximately the same levels as we have incurred in 2013 but may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	Until an API supplier is approved by the FDA to manufacture commercial supply of Vascepa, all Vascepa purchased from such supplier is included as a component of research and development expense. Upon approval of the supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the supplier that produced the API is approved. The commercial supply expense for the periods shown above represents inventory received from Nisshin prior to NDA approval of Vascepa on July 26, 2012 or received from our other suppliers prior to their sNDA approvals. The amount of commercial supply that we receive from other potential API suppliers to their sNDA approval depends upon production schedules at such suppliers and the timing of regulatory approval, and we are unable to estimate these amounts at this time. We will continue to expense inventory received from the unapproved supplier until such time as FDA approval is obtained.
(3)	The regulatory filing fees in each of the nine months ended September 30, 2014 and 2013 included annual FDA fees for maintaining manufacturing sites. In addition, during the nine months ended September 30, 2013, these fees included regulatory filings associated with the sNDA for the ANCHOR indication as well as costs associated with preparing for the October 16, 2013 FDA advisory committee meeting.
(4)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to managed research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Such costs also include costs related to qualifying suppliers and legal costs. We anticipate a reduction in such costs in 2014 compared to 2013 levels as a result of a company-wide reduction in force announced in October 2013. Other research and development costs in 2013 also include costs related to testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with a selected statin taken concomitantly. We have suspended additional development of AMR102 pending resolution of the ANCHOR sNDA with the FDA.
(5)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the nine months ended September 30, 2014 and 2013 was a gain of $11.9 million and a gain of $21.1 million, respectively. Gain (loss) on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing , (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes and (iv) an unrealized loss on foreign exchange contracts for the nine months ended September 30, 2013.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2013 was $6.9 million and we recognized a $6.3 million gain on change in fair value of derivative liability for the nine months ended September 30, 2014 for these warrants. The fair value of the warrant derivative liability at December 31, 2012 was $54.9 million and we recognized a $14.1 million gain on change in fair value of derivative liability for the nine months ended September 30, 2013 for these warrants. The decrease or increase in the fair value of the warrant derivative liability is due primarily to the decrease or increase in the price of our common stock on the date of valuation.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and at September 30, 2014, the fair value of the derivative was determined to be $4.6 million. We recognized a $6.5 million gain on change in fair value of derivative liability for the nine months ended September 30, 2014. At December 31, 2012, the fair value of the derivative was determined to be $14.6 million, and at September 30, 2013, the fair value of the derivative was determined to be $7.2 million. We recognized a $7.4 million gain on change in fair value of derivative liability for the nine months ended September 30, 2013.

Our 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control (as defined), we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At September 30, 2014, the fair value of the derivative was determined to be $4.4 million. We recognized a $0.9 million loss on change in fair value of derivative liability for the nine months ended September 30, 2014.

We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of September 30, 2014, there were no such outstanding contracts. As of September 30, 2013 we held a foreign exchange forward contract with a notional amount of $4.5 million. For the nine months ended September 30, 2013, we recognized an unrealized loss of $0.4 million related to the change in fair value of the foreign exchange forward contract derivative liability.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.50% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 6). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We subsequently recorded a gain on extinguishment of the original notes of $38.0 million in the nine months ended September 30, 2014.

Interest Expense, net. Net interest expense for the nine months ended September 30, 2014 and 2013 was $13.6 million and $26.6 million, respectively, a decrease of $13.0 million, or 49%. Net interest expense for the nine months ended September 30, 2014 and 2013 is summarized in the table below (in thousands):

	Nine months Ended September 30,
	2014	2013
Exchangeable senior notes (1):
Amortization of debt discounts	$2,756	$11,066
Contractual coupon interest	3,937	3,938

Total exchangeable senior notes interest expense	6,693	15,004

Long-term debt—BioPharma financing (2):
Cash interest—current	3,772	840
Cash interest—deferred	1,728	8,854
Non-cash interest	1,435	2,166

Total long-term debt interest expense	6,935	11,860

Other interest expense	1	—

Total interest expense	13,629	26,864
Interest income (3)	(64)	(218)

Total interest expense, net	$13,565	$26,646

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the nine months ended September 30, 2014 and 2013 was $6.7 million and $15.0 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for nine months ended September 30, 2014 and 2013 was $6.9 million and $11.9 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the nine months ended September 30, 2014 and 2013 was $0.06 million and $0.2 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net for the nine months ended September 30, 2014 and 2013 was income of $4.0 million and expense of $0.8 million, respectively. Other (expense) income, net in the nine months ended September 30, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us. Other (expense) income, net for the nine months ended September 30, 2013 primarily consisted of losses and gains on foreign exchange transactions, including realized gains and losses on foreign exchange forward contracts. We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency.

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes for the nine months ended September 30, 2014 and 2013 was a provision of $1.3 million and a benefit of $4.8 million, respectively. The current provision relates entirely to the United States subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2014 include cash and cash equivalents of $135.4 million. Our projected uses of cash include commercialization of Vascepa for the MARINE indication, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Nine months Ended September 30,
	2014	2013
Cash (used in) provided by continuing operations:
Operating activities	$(58.7)	$(157.2)
Investing activities	—	—
Financing activities	2.6	122.9

Decrease in cash and cash equivalents	$(56.1)	$(34.3)

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of September 30, 2014, the net remaining amount to be repaid to BioPharma is $145.8 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The quarterly repayments through the third quarter of September 2014 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

On January 9, 2012, Amarin, through our wholly-owned subsidiary Corsicanto Limited, or Corsicanto, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032, or the 2012 Notes. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. On May 20, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the 2012 Notes for $118.7 million in aggregate principal amount of new 3.50% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes, following which $31.3 million in aggregate principal amount of the 2012 Notes remain outstanding with terms unchanged.

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

The 2014 Notes were issued pursuant to an indenture dated May 20, 2014 by and among Corsicanto, us as grantor, and Wells Fargo Bank, National Association, as trustee. The notes are senior unsecured obligations of Corsicanto and are guaranteed by us. The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange their 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or we elect to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. The exchange rate will initially be 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends.

As of September 30, 2014, we had cash and cash equivalents of $135.4 million, a decrease of $56.1 million from December 31, 2013. The decrease is primarily due to net cash used in operating activities in support of the continued commercialization of Vascepa less accounts receivable collections. Cash flows from financing activities in the nine months ended September 30, 2014 include a refund of $3.2 million for UK stamp duty taxes paid in prior periods related to the issuance of common stock. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $950.6 million as of September 30, 2014. We believe that our cash and cash equivalents balance of $135.4 million at September 30, 2014 will be sufficient to fund our projected operations for at least the next twelve months. We anticipate that net cash outflows in 2014 will be significantly lower than net cash outflows in 2013 as a result of a reduction in expenses associated with the commercialization of Vascepa, lower headcount and lower supply purchases.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

(in millions)

	Total	2014	2015 to 2016	2017 to 2018	After 2018
Purchase Obligations (1)	$54.5	$1.4	$26.6	$22.7	$3.8
Operating Lease Obligations (2)	2.2	0.2	1.2	0.8	—
Interest Payment Obligations—Exchangeable Debt (3)	21.5	—	10.5	8.9	2.1

Total Contractual Cash Obligations	$78.2	$1.6	$38.3	$32.4	$5.9

(1)	We have agreements with API suppliers which include minimum purchase levels to enable us to maintain certain exclusivity with each respective supplier and certain agreements require any shortfall in such purchase levels to be paid in cash. The amounts in the table above reflect amounts potentially payable to our suppliers based on our minimum purchase obligations. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland, Bedminster, NJ and Groton, CT.
(3)	Represents scheduled interest payments due under the terms of the 2012 Notes and 2014 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADRs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADRs.

On December 6, 2012 the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. As of September 30, 2014, the net remaining amount to be repaid to BioPharma is $145.8 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period.

We do not enter into financial instruments for trading or speculative purposes. At September 30, 2014, we had no outstanding forward exchange contracts. At September 30, 2013, we held a forward exchange contract with a notional amount of $4.5 million to hedge payments made in foreign currency for API supply and we recorded an unrealized loss of $0.4 million for one outstanding foreign exchange contract.

In April 2013, we announced the approval by the FDA of the sNDAs covering two of our API suppliers, Chemport, Inc. and BASF (formerly Equateq Limited). In April 2014, we reached a settlement agreement with BASF under which we received a refund for material purchases of $3.0 million. The Chemport supply agreement provides access to additional API supply that is incremental to supply from Nisshin, our other existing FDA-approved API supplier. The Chemport agreement includes minimum annual purchase levels enabling us to maintain supply exclusivity. The Chemport and Slanmhor agreements also include a provision that any shortfall in the minimum purchase commitments is payable in cash, and the maximum amounts payable pursuant to this provision are reflected in the table above. The API supply agreement with BASF terminated in February 2014.

The 2011 supply agreement with Chemport includes commitments for us to fund (i) certain development fees (ii) material purchases for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment. During the nine months ended September 30, 2014, we made payments of $3.3 million to Chemport. We have paid $3.1 million to BASF related to development and supply commitments through September 30, 2014. We have paid $6.2 million to Slanmhor related to development and supply provisions through September 30, 2014 and during the nine months ended September 30, 2014 and 2013, we made payments of $0.4 million and $6.1 million, respectively, related to stability and technical batches and advances on anticipated future API purchases.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. The carrying amount of $2.0 million and $3.3 million as of September 30, 2014 and December 31, 2013, respectively, is included in other long term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.5 million for the nine months ended September 30, 2014 and 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $12.2 million at September 30, 2014). Additionally, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $8.1 million at September 30, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $16.2 million at September 30, 2014).

In addition to the obligations in the table above, we have recorded a liability of $0.6 million for uncertain tax positions that have been recorded in long-term liabilities at September 30, 2014. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We have been in the process of appealing the October 2013 rescission of the Special Protocol Assessment, or SPA, agreement related to our ANCHOR clinical trial within the FDA in accordance with FDA dispute resolution guidance. A SPA agreement is an agreement with the FDA that Phase 3 trial protocol design, clinical endpoints, and planned statistical analyses are acceptable to support regulatory approval. A SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA notified us that it rescinded the SPA agreement we entered into for the ANCHOR trial protocol because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. As a basis for this determination, the FDA communicated that, consistent with discussion at the related, public October 16, 2013 advisory committee meeting, it determined that results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that it no longer considers a change in serum triglyceride levels as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL.

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

On January 17, 2014, the Division of Metabolism and Endocrinology Products, or DMEP, within the FDA notified Amarin in connection with Amarin’s request for reconsideration of the October 2013 decision to rescind the ANCHOR SPA agreement that the DMEP “does not plan to re-instate the ANCHOR SPA agreement.” We appealed the DMEP decision to the next level within the FDA, the Office of Drug Evaluation II, or ODE II, and were informed in late April 2014, that ODE II determined to uphold the DMEP rescission determination. We appealed the ODE II decision to the next level within the FDA, the Director of the Office of New Drugs, Dr. John Jenkins, in accordance with FDA dispute resolution guidance and our appeal was denied on September 11, 2014.

In September 2014, based on the FDA’s repeated position in its appeal denials and its internal consultation with FDA officials at higher levels, we determined and informed the FDA that we did not intend to appeal the SPA rescission further.

On November 1, 2013, a purported investor of Amarin filed a putative class action lawsuit captioned
Steven Sklar v. Amarin Corporation plc et al., No. 13-cv-6954 (D.N.J. Nov. 1, 2013) in the U.S. District Court for the District of New Jersey. Substantially similar lawsuits, captioned Bove v. Amarin Corporation plc, Civ. No. 13-07882 (AT) (S.D.N.Y. Nov. 5, 2013), Bentley v. Amarin Corporation plc, Civ. No. 13-08283 (AT) (S.D.N.Y. Nov. 20, 2013) and Siegel v. Amarin Corporation plc, No. 3:13-cv-07210 (D.N.J. Nov. 27, 2013), were subsequently filed in the U.S. District Court for the District of New Jersey and U.S. District Court for the Southern District of New York. On December 9, 2013, the cases filed in the Southern District of New York were transferred to the District of New Jersey and all such cases are now consolidated as In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The plaintiffs assert claims under the Securities Exchange Act of 1934 and allege that Amarin and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that approval. The lawsuit seeks unspecified monetary damages and attorneys’ fees and costs. We believe that we have valid defenses and we will vigorously defend against this class action suit, but cannot predict the outcome. We are unable to reasonably estimate the loss exposure, if any, associated with the claims. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by us of the associated deductible obligation under such insurance coverage.

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

In March, April, and May 2014, we received paragraph IV certification notices from six companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. We have commenced patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin is seeking, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents expires in 2030. In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation, or collectively, Apotex, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). In April 2014, Amarin also filed lawsuits against Roxane Laboratories, Inc., or Roxane, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). Amarin voluntarily dismissed the Northern District of Ohio case against Roxane on May 7, 2014. In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., or collectively, Dr. Reddy’s, in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.). In May 2014, Amarin also filed a lawsuit against Watson Laboratories, Inc. and Actavis plc, or Watson, in the U.S. District Court for the District of New Jersey. One of our directors, Patrick J. O’Sullivan, is also a director of Actavis plc. The case against Watson is captioned Amarin Pharma, Inc. et al. v. Watson Laboratories, Inc. et al., Civ. A. No. 14-3259 (D.N.J). On July 17, 2014, Amarin agreed to dismiss Actavis plc but the lawsuit against Watson remains pending. In June 2014, Amarin also filed a case against Teva Pharmaceuticals USA, Inc., or Teva, in the U.S. District Court for the District of New Jersey. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc., Civ. A. No. 14-3558 (D.N.J.). In June 2014, Amarin also filed a lawsuit against Andrx Labs, LLC, Andrx Corporation, and Actavis plc, or collectively, Andrx, in the U.S. District Court for the District of New Jersey. The case against Andrx is captioned Amarin Pharma, Inc. et al v. Andrx Labs, LLC et. al., Civ. A. No. 14-3924 (D.N.J.). As a result of the 30-month stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to any ANDA before September 2016, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of these lawsuits.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K for our fiscal year ended December 31, 2013.

Risks Related to the Commercialization and Development of Vascepa

* Our ability to generate increased revenue over the next few years depends, in part, on our ability to expand marketing approval beyond the currently approved MARINE indication. Based on our communications with the FDA, we currently expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

While we are currently marketing Vascepa for use in the MARINE indication in the United States, our ability to commercialize Vascepa in the ANCHOR indication in the United States or market Vascepa for either indication outside of the United States is dependent upon receiving additional regulatory approvals. In April 2013, the FDA accepted our Supplemental New Drug Application, or sNDA, which seeks approval for the use of Vascepa in patients with high triglyceride levels (TG>200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication. On October 16, 2013 the FDA convened an advisory committee meeting to review the sNDA for the ANCHOR indication. At the meeting, the advisory committee voted 9 to 2 against recommending approval of Vascepa, based on the following question:

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

A Special Protocol Assessment, or SPA, agreement is an agreement with the FDA that Phase 3 trial protocol design, clinical endpoints, and planned statistical analyses are acceptable to support regulatory approval. A SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. On October 29, 2013, the FDA notified us that it rescinded the SPA agreement we entered into for the ANCHOR trial protocol because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. The FDA determined, consistent with discussion at the advisory committee meeting, that results from outcome studies of other triglyceride-lowering drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Thus, the FDA stated that it no longer considers a change in serum triglyceride levels as sufficient to establish the effectiveness of a drug intended to reduce cardiovascular risk in subjects with serum triglyceride levels below 500 mg/dL.

The FDA did not meet the originally assigned Prescription Drug User Fee Act, or PDUFA, goal date of December 20, 2013 for the completion of its review of the ANCHOR sNDA because of the pendency of our request to re-instate the ANCHOR SPA agreement. Beginning in November 2013, we sought reconsideration and appealed the SPA rescission decision to three levels of increasing authority within the FDA and were denied each time, most recently in September 2014. Based on FDA’s repeated position in its appeal denials and its internal consultation with FDA officials at higher levels, we informed the FDA that we did not intend to appeal the SPA rescission further. Given our determination to not appeal the SPA rescission further, we expect the FDA to take action on our pending ANCHOR sNDA in the near future.

Based on our communications with the FDA, we currently expect that final positive results from the REDUCE-IT outcomes study will be required for FDA approval of label expansion for Vascepa. Any delay in obtaining, or an inability to obtain, expansion of our marketing approval rights could prevent us from growing revenue at greater than our current pace and could therefore have a material adverse effect on our operations and financial condition, including our ability to reach profitability.

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

In addition, we believe that investors should view with caution both the results for the twelve months ended December 31, 2013 and the results for quarterly periods for the foreseeable future, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results, especially in light of competitive developments in the market in which we operate, our interactions with FDA on potential label expansions with Vascepa, the October 2013 approximately 50% reduction in our sales force, and the March 2014 co-promotion Agreement with Kowa Pharmaceuticals America. We commenced our commercial launch of Vascepa on January 28, 2013. Accordingly, there is a very limited amount of information available at this time to determine the actual number of total prescriptions for Vascepa. We believe investors should consider our results to date together with results over several future quarters, or longer, before making an assessment about potential future performance.

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

* Our SPA agreement for ANCHOR has been rescinded and our SPA agreement for REDUCE-IT is not a guarantee of FDA approval of Vascepa for the proposed REDUCE-IT indication.

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

On October 29, 2013, the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. Specifically, consistent with discussion at the advisory committee meeting, the FDA determined that results from outcome studies of other drugs failed to support the hypothesis that a triglyceride-lowering drug significantly reduces the risk for cardiovascular events among the population studied in the ANCHOR trial. Beginning in November 2013, we sought reconsideration and appealed the SPA rescission decision to three levels of increasing authority within the FDA and were denied each time, most recently in September 2014. Based on FDA’s repeated position in its appeal denials and its internal consultation with FDA officials at higher levels, we informed the FDA that we did not intend to appeal the SPA rescission further.

Thus, even though we have received regulatory approval of Vascepa for the MARINE indication under an SPA agreement, our ANCHOR SPA agreement was rescinded and there is no assurance that the FDA will not rescind our REDUCE-IT SPA agreement. The inability to obtain marketing approval in the ANCHOR or REDUCE-IT indications has and would prevent us from growing revenue more significantly, and it has had, and could continue to have, a material adverse effect on our operations and financial condition, including our ability to reach profitability.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently markets Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia has been on the market since 2004. As described below, generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently markets Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). We expect AstraZeneca will utilize its substantial commercial resources to market its product imminently. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. We are not aware of the commercialization plan for Omtryg. Each of these competitors, other than Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, received FDA approval of their respective version of generic Lovaza. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, we believe Pronova/BASF granted Apotex a license to enter the United States market with a generic version of Lovaza in the first quarter of 2015, or earlier depending on circumstances, the details of which are not known to us.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. We believe Catabasis Pharmaceuticals, or Catabasis, Resolvyx Pharmaceuticals, or Resolvyx, and Sancilio & Company are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Catabasis initiated a Phase 2 clinical trial of its product in December 2013; Resolvyx’s compound remains in Phase 1 clinical testing; and Sancilio is preparing to commence Phase 3 clinical testing. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an Investigational New Drug Application with the FDA and to conduct a human study in the treatment of severe hypertriglyceridemia. Isis Pharmaceuticals announced favorable Phase 2 results of ISIS-APOCIIIRx a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides. Finally, Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients.

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

*Vascepa is a prescription-only omega-3 fatty acid. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa would be subject to non-prescription competition and consumer substitution.

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested safety of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. In addition, the FDA has not enforced what we view as illegal drug claims made by certain supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. Under FDA’s regulatory regime, we cannot make this clam. These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians may recommend these commercial alternatives instead of writing prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

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

With respect to sales and marketing activities including direct-to-consumer advertising and promotional activities involving the internet, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. Industry-sponsored scientific and educational activities also must comply with FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improve related systems. Our activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

Though we are restricted from promoting Vascepa under applicable regulations for any indication other than the FDA-approved MARINE indication, healthcare professionals are not restricted from prescribing Vascepa for such so-called off-labeled uses. A significant amount of the sales of Vascepa are, in fact, attributable to so-called off-labeled uses of the drug. We expect that among the off-labeled uses of Vascepa are uses that would fall into, or be closely related to, the proposed ANCHOR indication. The recent negative recommendation of the advisory committee meeting against approval of Vascepa in the ANCHOR indication, the recent rescission by the FDA of the ANCHOR SPA, and/or a subsequent decision by the FDA to not approve Vascepa in the ANCHOR indication may negatively and materially affect the perception of the utility of Vascepa for use in the ANCHOR indication or for other purposes and thus negatively and materially affect sales of Vascepa.

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

Outcomes studies of certain other lipid-modifying therapies have failed to achieve the endpoints of such studies. For example, in 2010, the results of the ACCORD-Lipid trial were published. This trial studied the effect of adding fenofibrate onto open-label simvastatin therapy on cardiovascular outcomes. The addition of fenofibrate did not show any treatment benefit on cardiovascular outcomes over simvastatin monotherapy in this study. In 2011, the results of the AIM-HIGH trial were published. This trial studied the effect of adding a second lipid-altering agent, extended-release niacin, to simvastatin therapy on cardiovascular outcomes in people at high risk for cardiovascular events. No significant incremental treatment benefit with extended-release niacin was observed. In addition, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-

cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of these studies may not be directly applicable to the use of Vascepa over time. For instance, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile, and nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcome study of 1 gram per day of an omega-3 acid ethyl ester composition. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in patients with severe hypertriglyceridemia at a dose of 4 grams per day and is being studied in REDUCE-IT at 4 grams per day.

The only other outcomes study involving the use of a highly-pure formulation of ethyl-EPA, called the Japan EPA Lipid Intervention Study (JELIS), suggested that use of a highly-pure formulation of ethyl-EPA in Japan, when used in conjunction with statins, reduced cardiovascular events by 19% compared to the use of statins alone. However, there are several limitations to the JELIS study. First, the patient population was exclusively Japanese, the majority of the participants were women, and at baseline patients had a much higher LDL, limiting its generalizability to the intended target population. Also, a low dose of statins was used. It is unknown whether the positive treatment effects would have persisted if these patients had been optimally treated with statins using contemporary LDL targets in the United States. In addition, JELIS was an open-label trial, which could influence patient and physician behavior and reporting of symptoms, decisions regarding hospitalization, and referral of events for adjudication. This may be particularly relevant since hospitalizations for unstable angina was a primary contributor of the overall positive result, and is considered a softer endpoint than fatal cardiovascular events.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% and 96% of gross product sales for the nine months ended September 30, 2014 and 2013, respectively and represented 96% and 98% of the gross accounts receivable balance as of September 30, 2014 and September 30, 2013, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2013, 2012, and 2011, we reported losses of approximately $166.2 million, $179.2 million, and $69.1 million, respectively, and we had an accumulated deficit at December 31, 2013 of $913.9 million. For the nine months ended September 30, 2014 and 2013, we reported losses of approximately $36.7 million and $150.8 million, respectively, and we had an accumulated deficit at September 30, 2014 of $950.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;

•	the results of our sNDA application for the ANCHOR indication and the results of the REDUCE-IT study or post-approval studies for Vascepa;

•	outcomes of litigation and other legal proceedings, including recently initiated shareholder litigation, regulatory matters and tax matters; and

•	our regulatory dialogue on the REDUCE-IT study.

We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $135.4 million at September 30, 2014 will be sufficient to fund our projected operations for at least the next twelve months.

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

As of September 30, 2014, there were warrants outstanding for the purchase of up to 8,087,388 ADSs each representing one of our ordinary shares, with a weighted average exercise price of $1.50 per share. We may issue additional warrants to purchase ADSs or ordinary shares in connection with any future financing we may conduct. In addition, on January 9, 2012, we issued $150 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, or the notes. In the event of physical settlement, the notes would initially be exchangeable into a total of 49,214,841 ADS.

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

As of November 1, 2014 we had 174,610,451 common shares outstanding including 174,146,088 shares held as ADSs and 464,363 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1	Form of Warrant Amendment (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2014, File No. 000-21392)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Controller (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Controller (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero
President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: November 6, 2014