Form 10-K
period 2014-12-31
AMARIN CORP PLC\UK
filed 2015-03-03
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $277.0 million, based upon the closing price on the NASDAQ Capital Market reported for such date.

176,228,632 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 865,904 Ordinary Shares, were outstanding as of March 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding the progress and timing of our clinical programs, regulatory filings and commercialization activities, and the potential clinical benefits, safety and market potential of our product candidates, as well as more general statements regarding our expectations for future financial and operational performance, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. These statements include but are not limited to statements regarding the commercial success of Vascepa in its first approved indication, the MARINE indication; the potential for, conditions to, and timing of, approval of the Vascepa Supplemental New Drug Application, or sNDA, by the United States Food and Drug Administration, or FDA, in its potential second indication, the ANCHOR indication; the timing of enrollment, interim results or final results of our REDUCE-IT study; the safety and efficacy of our product candidates; potential for Vascepa to be marketed by partners outside of the United States; the scope of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; the likelihood of qualifying additional third party manufacturing suppliers and estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. We began selling and marketing Vascepa in the United States in January 2013. We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. We market Vascepa through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014. We operate in one business segment.

Triglycerides are fats in the blood. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 40 million adults in the United States have elevated triglyceride levels (TG >200 mg/dL) and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides also provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

The potential efficacy and safety of Vascepa (known in its development stage as AMR 101) was studied in two Phase 3 clinical trials, the MARINE trial and the ANCHOR trial. At a daily dose of 4 grams of Vascepa, the dose at which we requested and received FDA approval for Vascepa, these trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial, in each case, relative to placebo. These trials also showed favorable results, particularly with the 4-gram daily dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa-treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

We are also developing Vascepa for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication. The FDA has stated that it views the proposed ANCHOR indication as ostensibly and impliedly an indication to reduce cardiovascular risk. In addition, in December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy.

We have a pending supplemental new drug application, or sNDA, with the FDA that seeks marketing approval of Vascepa for use in the ANCHOR indication. On October 16, 2013, the FDA convened an advisory committee to review our sNDA. This advisory committee was not asked by the FDA to evaluate whether Vascepa is effective in lowering triglycerides in the studied population, the ANCHOR indication as specified in the sNDA. Rather, the advisory panel was asked whether Vascepa would improve cardiovascular outcomes or whether approval of the ANCHOR indication should wait for successful completion of the REDUCE-IT study, the first prospective study of cardiovascular outcomes in patients who have high triglyceride levels despite statin therapy. The advisory committee voted 9 to 2 against recommending approval of the ANCHOR indication based on information presented at the meeting. The FDA considers the recommendation of advisory committees, but final decisions on the approval of new drug applications are made by the FDA. The FDA has communicated to us that Vascepa demonstrated a reduction in triglycerides over placebo in the ANCHOR study and urged us to complete the REDUCE-IT cardiovascular outcomes study.

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

The FDA did not take action on the ANCHOR sNDA by the Prescription Drug User Fee Act, or PDUFA, goal date for completion of FDA’s review, December 20, 2013. Given our September 2014 determination to not appeal the SPA rescission further, we expect the FDA to take action on our pending ANCHOR sNDA in the near future. The FDA has not committed to a specific date for this action.

We are currently focused on the ongoing REDUCE-IT cardiovascular outcomes study of Vascepa. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indications for Vascepa beyond the indications studied in the ANCHOR and MARINE trials. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available and published in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. The DMC has been more frequently examining interim reviews of the safety data from the study. Based on such safety reviews, the DMC has advised us that we should continue the study as planned. Amarin remains blinded to all data from the study. Over 90% of the 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled.

Our scientific rationale for the REDUCE-IT study is supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. Our scientific rationale for the REDUCE-IT study is also supported by research on the differentiated effects of the active ingredient in Vascepa, including the antioxidant properties and effects on inflammation markers associated with atherosclerosis. While various epidemiological data, genetics data, clinical data and outcomes data support a correlation between triglyceride levels and cardiovascular disease, the cardiovascular benefits of lowering triglycerides in the at-risk population being studied in REDUCE-IT has not previously been evaluated in a prospectively run, double blinded, placebo controlled outcomes study.

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

On October 22, 2013, in an effort to lower operating expenses following the recommendation of the advisory committee to the FDA against approval of the ANCHOR indication, we implemented a worldwide reduction in force of approximately 50% of our staff positions. The majority of affected staff members were sales professionals who supported the initial commercial launch of Vascepa. We incurred approximately $2.8 million in charges related to the reduction in force, all of which includes cash expenditures for one-time termination benefits and associated costs. The charges were recorded in the fourth quarter of 2013 and the related payments were made by the first half of 2014. As part of the reduction in force, we retained approximately 130 sales representatives, excluding sales management, in the United States in sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. This team covers the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage, as well as the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America, Inc. that began in May 2014, we anticipate continued Vascepa revenue growth over time. We also anticipate that such sales growth may be inconsistent from period to period.

Commercialization Strategy

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. We commenced the commercial launch of Vascepa in the United States in January 2013 with approximately 275 sales representatives. Vascepa has not yet been approved or commercially launched outside of the United States. In October 2013, we reduced our number of sales representatives in the United States to approximately 130, excluding sales management, to focus on the sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and their managers. Commencing in the middle of the second quarter of 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa. Our clinical and commercial supply is provided to us under agreements with various third-party suppliers. As of February 1, 2015, over 26,000 clinicians had written prescriptions for Vascepa.

Under the co-promotion agreement with Kowa Pharmaceuticals America, Inc., under which promotion commenced in May 2014, both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. is scheduled to increase from the high single digits in 2014, to mid-teen percent levels in 2015, and to the low twenty percent levels in 2018, subject to certain adjustments. The term of this co-promotion agreement expires December 31, 2018.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2014 was approximately 146,000 as compared to 132,000, 110,000, 93,000 and 94,000 prescriptions in the three months ended September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2014 was approximately 131,000 as compared to 113,000, 93,000, 78,000 and 79,000 prescriptions in the three months ended September 30, 2014, June 30, 2014 and March 31, 2014 and December 31, 2013, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from a third party resource and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period.

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

Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. Because of our limited selling history, changes in the size of our sales force, our co-promotion agreement, and uncertainty regarding resolution of the ANCHOR sNDA with the FDA, we do not currently provide quantified revenue guidance. While we expect to be able to grow Vascepa revenues, we provide no quantified guidance regarding anticipated levels of Vascepa prescriptions or revenues and no such guidance should be inferred from the operating metrics described above. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

We secured managed care coverage for over 215 million lives, including as of February 1, 2015 over 125 million lives covered on Tier 2 for formulary purposes.

The commercialization of a new pharmaceutical product is a complex undertaking, and our ability to effectively and profitably commercialize Vascepa will depend in part on our ability to generate market demand for Vascepa through education, marketing and sales activities, our ability to achieve market acceptance of Vascepa, our ability to generate product revenue and our ability to receive adequate levels of reimbursement from third-party payers. See “Risk Factors—Risks Related to the Commercialization and Development of Vascepa.”

Research and Development Update

In September 2014, we announced our continued commitment to completing the ongoing REDUCE-IT cardiovascular outcomes study and outlined reasons why we believe that this study is positioned for success. This multinational, prospective, randomized, double-blind, placebo-controlled study is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels.

We have over 7,300 patients enrolled in the REDUCE-IT study. We currently estimate that we will complete patient enrollment in this study within 2015. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available and published in 2018. Based on the results of REDUCE-IT, we may seek additional indicated uses for Vascepa beyond the indications studied in the ANCHOR or MARINE trials. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint and stopping the study early at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study. Amarin remains blinded to all data from the study.

Our scientific rationale for the REDUCE-IT study is supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. Our scientific rationale for the REDUCE-IT study is also supported by research on the differentiated effects of the active ingredient in Vascepa, including the antioxidant properties and effects on inflammation markers associated with atherosclerosis.

Commercial Supply Update

During 2013 and 2014, all of our active pharmaceutical ingredient, or API, was acquired through two suppliers, Nisshin and Chemport. Much of the inventory sold in 2014 was purchased in 2013 from Nisshin at a price which is higher than expected future average API costs.

During 2014, we reached a settlement agreement with a former supplier, BASF, under which we received a refund for previous material purchases of $3.0 million, included within other income in the statement of operations. The amount of supply we seek to purchase in 2014 and beyond will depend on the level of growth of Vascepa revenues.

Financial Position

We believe that our cash and cash equivalents balance of $119.5 million at December 31, 2014 is sufficient to fund our projected operations for at least the next twelve months.

Lipid Disorders and Cardiovascular Disease

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2015 Update from the American Heart Association, more than 1 out of every 3 adults in the U.S. (approximately 86 million) currently lives with one or more types of cardiovascular disease; an estimated 935,000 new or recurrent coronary heart diseases (CHD) and 795,000 new or recurrent strokes occur each year; an estimated 31 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 74 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL).

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

It is estimated that over 40 million adults in the United States have elevated triglyceride levels >200 mg/dL and approximately 3 to 4 million people in the United States have very high triglyceride levels (≥500 mg/dL). Since 1976, mean triglyceride levels have increased, in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased.

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

The leading treatments to lower triglyceride levels are fibrates (fenofibrate and gemfibrozil), statins and a prescription only omega-3 fatty acid mixture, known as Lovaza® in the United States, and as Omacor® in Europe. The use of fenofibrates can lead to abnormal liver function tests (an increase in ALT (alanine transaminase) or AST (aspartate transaminase), which are liver enzymes, and are commonly measured clinically as a part of a diagnostic liver function test to determine liver health), especially when used with statins. The use of gemfibrozil can lead to rhabdomyolysis (severe breakdown of muscles), especially when used with a statin. Lovaza is comprised of omega-3 ethyl esters, which the FDA has described as a complex mixture of eicosapentaenoic acid, or EPA, docosahexaenoic acid, or DHA, and other fatty acids. We believe that DHA may increase LDL-C levels and thereby partially offset one of the typically desired benefits of lipid-lowering therapies, which is lowering LDL-C. Also, in 2012, the FDA required an update to Lovaza product labeling to reflect the risk that Lovaza may increase the frequency of a heart rhythm problem known as atrial fibrillation, or heart flutter.

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

We believe that the results of the MARINE trial and Vascepa’s EPA only/DHA-free composition suggest that Vascepa has the potential to become a “best-in-class” triglyceride-lowering agent in the United States and the European Union. In addition, currently no omega-3 based product is approved in the United States for lowering high triglycerides in patients with mixed dyslipidemia. If approved in that indication, Vascepa has the potential to become “first-in-class” in the prescription-only omega-3 market for lowering triglycerides in patients with mixed dyslipidemia. If the REDUCE-IT cardiovascular outcomes study is successful, Vascepa could be the first omega-3 based therapy approved for prevention of cardiovascular events as an add-on to statin therapy in this population.

We believe the potential market for Vascepa is large and growing. We estimate that drug treatment for hypercholesterolemia patients exceeds $57 billion per year in the United States, with sales dominated by statin therapies. U.S. sales of fibrates as a class of products were approximately $3.4 billion in 2014 with generic fenofibrate and gemfibrozil leading the class. U.S. gross sales of prescription omega-3 therapies in 2014 were over $1.3 billion with Lovaza and generic Lovaza leading the class.

Clinical Trials

The MARINE Trial (basis for currently FDA approved label for Vascepa)

The MARINE trial, the largest study ever conducted with the omega-3 fatty acid ethyl EPA in treating patients with very high triglycerides (≥500 mg/dL), was a Phase 3, multi-center, placebo-controlled, randomized, double-blind, 12-week study. Patients were randomized into three treatment arms for treatment with Vascepa 4 gram/day, 2 gram/day or placebo. Patient enrollment in this trial began in December 2009, and enrollment and randomization was completed in August 2010 at 229 patients. The primary endpoint in the trial was the percentage change in triglyceride level from baseline compared to placebo after 12 weeks of treatment. The MARINE study primary endpoint was required to meet a stringent level of statistical significance of 1% (p < 0.01) in our Special Protocol Assessment, or SPA, agreement with the FDA.

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

The MARINE trial results also included statistically significant reductions compared to placebo in several important lipid and inflammatory biomarkers, including apo B (apolipoprotein B) (8.5%), Lp-PLA2 (lipoprotein-phospholipase A2) (13.6%), VLDL-C (very low-density lipoprotein cholesterol) (28.6%), Total Cholesterol (16.3%), and hsCRP (high-sensitivity C-reactive protein) (36.0%) at the 4-gram dose. For these achieved endpoints, p-values were <0.01 for most and <0.05 for all. Apo B (apolipoprotein B) is believed to be a sensitive biomarker of cardiovascular risk and may be a better predictor of cardiovascular risk than LDL-C. Lp-PLA2 is an enzyme found in blood and atherosclerotic plaque; high levels have been implicated in the development and progression of atherosclerosis. In a post-hoc analysis of MARINE study data, Vascepa 4 g/day and 2 g/day statistically significantly reduced ApoC-III levels by 25.1% (P < 0.0001) and 14.3% (P=0.0154) versus placebo, respectively. In the MARINE trial, patients treated with 4 grams per day of Vascepa experienced a significant reduction in median placebo-adjusted lipoprotein particle concentrations of total LDL and small LDL. When looking at lipoprotein particle concentrations and sizes as measured with nuclear magnetic resonance spectroscopy, Vascepa 4 grams per day, compared with placebo, significantly reduced median total LDL particle count by 16.3% (p=0.0006), which is an important factor in atherogenesis. LDL particle count and apo B are important risk markers for the prediction of cardiovascular events. Small LDL particle count, which is a common risk factor for cardiovascular events in patients with diabetes, was reduced by 25.6% (p<0.0001) compared with placebo. Vascepa 2 grams per day, compared with placebo, significantly reduced median small LDL particle count by 12.8% (p <0.05) and reduced median total LDL particle count by 1.1% (NS). LDL particle size did not change significantly for the 2 or 4 grams doses.

Vascepa was well tolerated in the MARINE trial, with a safety profile comparable to placebo and there were no treatment-related serious adverse events observed. No patient discontinued treatment of Vascepa during this study due to Vascepa-related adverse events. No significant changes in fasting blood glucose, hemoglobin A1C, vital signs, electrocardiograms, or liver or kidney function were observed with either Vascepa dose.

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

The ANCHOR Trial (basis for sNDA submitted to FDA seeking expanded indication for Vascepa)

The ANCHOR trial was a multi-center, placebo-controlled, randomized, double-blind, 12-week pivotal study in patients with high triglycerides (≥200 and <500 mg/dL) who were also receiving optimized statin therapy. Patients were randomized into three arms for treatment with Vascepa 4 gram/day, 2 gram/day or placebo. Patient enrollment in this trial began in January 2010, and enrollment and randomization was completed in February 2011 at 702 patients. The primary endpoint in the trial was the percentage change in triglyceride level from baseline compared to placebo after 12 weeks of treatment.

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

Other secondary efficacy endpoints included the median placebo-adjusted percent change in non-high-density lipoprotein cholesterol (non-HDL-C), apolipoprotein B (apo B), and lipoprotein-associated phospholipase A2 (Lp-PLA2). The 4-gram dose was associated with statistically significant reductions in non-HDL-C (13.6%, p<0.0001), apo B (9.3%, p<0.0001), Lp-PLA2 (19%, p<0.0001) and high-sensitivity C-reactive protein (hsCRP) (22%, p<0.001), at week 12 compared to placebo. A recently published analysis showed that the Vascepa 4-gram daily dose in the ANCHOR study also significantly decreased levels of the inflammatory marker oxidized low-density lipoprotein relative to placebo by 13% (P < 0.0001). In a separate, post-hoc analysis of study data, Vascepa 4 g/day statistically significantly reduced ApoC-III levels by 25.1% in MARINE (P < 0.0001) and by 19.2% in ANCHOR (P < 0.0001) versus placebo.

Vascepa was well tolerated in the ANCHOR trial with a safety profile comparable to placebo and there were no treatment-related serious adverse events observed. No significant changes in fasting blood glucose, hemoglobin A1C, vital signs, electrocardiograms, or liver or kidney function were observed with either Vascepa dose.

We have a pending sNDA with the FDA that seeks marketing approval of Vascepa for use in the ANCHOR indication. On October 16, 2013, the FDA convened an advisory committee to review our sNDA. This advisory committee was not asked by the FDA to evaluate whether Vascepa is effective in lowering triglycerides in the studied population, the ANCHOR indication as specified in the sNDA. Rather, the advisory panel was asked whether Vascepa would improve cardiovascular outcomes or whether approval of the ANCHOR indication should wait for successful completion of the REDUCE-IT study, the first prospective study of cardiovascular outcomes in patients who have high triglyceride levels despite statin therapy. The advisory committee voted 9 to 2 against recommending approval of the ANCHOR indication based on information presented at the meeting. The FDA considers the recommendation of advisory committees, but final decisions on the approval of new drug applications are made by the FDA.

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

The FDA did not take action on the ANCHOR sNDA by the Prescription Drug User Fee Act, or PDUFA, goal date for completion of FDA’s review, December 20, 2013. Given our September 2014 determination to not appeal the SPA rescission further, we expect the FDA to take action on our pending ANCHOR sNDA in the near future. The FDA has not committed to a specific date for this action.

Observed Efficacy of Ethyl-EPA

In Japan, ethyl-EPA is marketed under the product name of Epadel by Mochida Pharmaceutical Co. and is indicated for hyperlipidemia and peripheral vascular disease. Clinical data from Japan suggests that Epadel is effective in reducing triglycerides. In addition, in an outcomes study called the Japan EPA Lipid Intervention Study, or JELIS study, which consisted of more than 18,000 patients followed over multiple years, Epadel, when used in conjunction with statins, was shown to reduce cardiovascular events by 19% compared to the use of statins alone. In this study, cardiovascular events decreased by approximately 53% compared to statins alone in the subset of primary prevention patients with triglyceride levels of ≥150 mg/dL ( median of 272 mg/dL at entry) and HDL-C <40 mg/dL. Epadel has been approved and available by prescription in Japan for over a decade. In 2013, the Japan Ministry of Health approved Epadel for over-the-counter sales.

Observed Clinical Safety of Vascepa

Prior to commencing the MARINE and ANCHOR trials, we conducted a pre-clinical program for Vascepa, including toxicology and pharmacology studies. In addition, we previously investigated Vascepa in central nervous system disorders in several double-blind, placebo-controlled studies, including Phase 3 trials in Huntington’s disease. Over 1,000 patients have been dosed with Vascepa in these studies, with over 100 receiving continuous treatment for a year or more. In all studies performed to date, Vascepa has shown a favorable safety and tolerability profile. In both the MARINE and ANCHOR trials, patients dosed with Vascepa demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in the MARINE study or in the ANCHOR study. In the MARINE and ANCHOR trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo). There was no reported adverse reaction > 3% and greater than placebo.

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

We currently expect that final positive results of the REDUCE-IT study will be required for FDA approval of Vascepa for the ANCHOR indication based on communications from the FDA. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR and MARINE trials such as a potential indicated uses for prevention of cardiovascular events, although there can be no assurance as to whether the results of the study will support any such indication.

New Lipid Compounds and other Preclinical Programs

We are also considering development of other next generation compounds based on our internal lipid science expertise, including potential combination and derivative therapies.

In August 2013, we completed dosing of AMR102, a fixed dose combination of Vascepa and a leading statin product. The study is a randomized, open-label, single-dose, 4-way cross-over study to continue testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with the selected statin taken concomitantly, Vascepa taken alone and the selected statin taken alone. The results of this study support the feasibility of AMR102. We have suspended additional development of AMR102 pending resolution of the ANCHOR sNDA with the FDA. If we do not receive FDA approval for the ANCHOR indication, we may suspend further development of AMR102.

We believe that Vascepa and other lipid-based compositions may have an impact on a number of biological factors in the body such as anti-inflammatory mechanisms, cell membrane composition and plasticity, triglyceride levels and regulation of glucose metabolism. Currently all other development activities are at formulation or pre-clinical stages.

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

We currently rely exclusively on Patheon for the encapsulation of Vascepa and we have encapsulation agreements with two other qualified commercial API encapsulators.

In addition to purchasing API from Nisshin, we have also purchased API from Chemport, Inc., or Chemport. In December 2012, we announced our submissions of two sNDAs to the FDA seeking approval for Chemport and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement period and the agreement subsequently terminated in the first quarter of 2014. In December 2012, we announced an agreement with an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc., or Slanmhor. Slanmhor was spun-out from Ocean Nutrition Canada, or ONC, prior to the May 2012 acquisition of ONC by Royal DSM N.V. We submitted a sNDA in August 2013 seeking FDA approval for this supplier to manufacture Vascepa API and in July 2014 the FDA approved our sNDA for Slanmhor as an API supplier. If the facility contemplated to manufacture Vascepa API is able to complete the process validation required for manufacture of API, it may become an additional qualified worldwide supplier of API for Vascepa to utilize in supporting the global commercialization of Vascepa.

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

Our agreements with our API suppliers include minimum purchase commitments. During 2013 and 2014 we fully met the aggregate minimum purchase requirements for metric tons of API contained in our supply agreements. We may purchase more than the minimum requirements. Certain of these agreements contemplate phased capacity expansion aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa. Accordingly, certain of these suppliers are currently working to expand their production capabilities to manufacture the API for Vascepa. These API suppliers are self-funding these expansion and qualification plans with contributions from Amarin. There can be no assurance that additional suppliers will fully fund the capital costs of our engagement or that these additional suppliers will successfully qualify with the FDA. These contracts contain provisions for making lesser payments to these suppliers in lieu of purchasing the full minimum purchase requirements.

Our Marketing Plans

In January 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication with a direct sales force of approximately 275 sales representatives. In October 2013, we lowered our number of sales representatives to approximately 130, excluding sales management, in the United States to focus on the sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and managers. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. We currently target clinicians who are top prescribers of lipid regulating therapies. Commencing in the middle of the second quarter of 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa. As of February 1, 2015, over 26,000 clinicians had written prescriptions for Vascepa.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently markets Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia received FDA approval in 2004 and has been on the market in the United States since 2005. As described below, generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently markets Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). This product has not yet been launched. However, we expect AstraZeneca will utilize its substantial commercial resources to market its product. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by

Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. We are not aware of the commercialization plan for Omtryg. Each of these competitors, other than possibly Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, received FDA approval of their respective versions of generic Lovaza. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Pronova/BASF granted Apotex a license to enter the United States market with a generic version of Lovaza in the first quarter of 2015.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. Sancilio & Company is preparing to commence Phase 3 clinical testing of its compound SC401B in hypertriglyceridemia. In addition, there are two firms that are developing products in Phase 2 testing, Isis Pharmaceuticals and Catabasis Pharmaceuticals. Isis announced favorable Phase 2 results of ISIS-APOCIIIRx a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides (>880 mg/dL). To our knowledge, Catabasis initiated a Phase 2 clinical trial of its product CAT-2003 in December 2013 for severe hypertriglyceridemia and rare chylomicronemia. There are other products in Phase 1 development by Thetis Pharmaceuticals and Resolyvx Pharmaceuticals. Thetis has TP-943, which is a unique salt form of EPA that is being tested for hypertriglyceridemia. Resolvyx’s compound RX-10001 is being evaluated across various indications, including hypertriglyceridemia. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic MAT-9001 for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. is currently testing the product in Phase 2 studies. Finally, Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients.

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

NCE marketing exclusivity, not granted to Vascepa, precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and abbreviated new drug applications, or ANDAs, submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, the pioneer drug company may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. Another drug sponsor could also gain a form of marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

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

Employees

At February 20, 2015 we had 201 full-time employees employed in sales, marketing, general and administrative and research and development functions. We believe our relations with our employees are good.

Organizational Structure

At February 20, 2015, we had the following subsidiaries:

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

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032, a portion of which were exchanged in May 2014. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by Amarin Corporation plc. Corsicanto was formed in November 2011 and was subsequently acquired by Amarin in January 2012 for the sole purpose of facilitating this financing transaction.

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

While we are currently marketing Vascepa for use in the MARINE indication in the United States, our ability to commercialize Vascepa in the ANCHOR indication in the United States or market Vascepa for either indication outside of the United States is dependent upon receiving additional regulatory approvals. In April 2013, the FDA accepted our Supplemental New Drug Application, or sNDA, which seeks approval for the use of Vascepa in patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication. On October 16, 2013 the FDA convened an advisory committee meeting to review the sNDA for the ANCHOR indication. At the meeting, the advisory committee voted 9 to 2 against recommending approval of Vascepa, based on the following question:

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

The FDA did not meet the originally assigned Prescription Drug User Fee Act, or PDUFA, goal date of December 20, 2013 for the completion of its review of the ANCHOR sNDA because of the pendency of our request to re-instate the ANCHOR SPA agreement. Beginning in November 2013, we sought reconsideration and appealed the SPA rescission decision to three levels of increasing authority within the FDA and were denied each time, most recently in September 2014. Based on FDA’s repeated position in its appeal denials and its internal consultation with FDA officials at higher levels, we informed the FDA that we did not intend to appeal the SPA rescission further. Given our September 2014 determination to not appeal the SPA rescission further, we expect the FDA to take action on our pending ANCHOR sNDA in the near future.

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

In January 2013, we began selling and marketing Vascepa in the United States through our own, newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure. We hired key personnel in these areas over the last several years and hired and trained a professional sales force in early January 2013. In October 2013, following an FDA advisory committee recommendation against approval for the ANCHOR indication, we implemented a plan to reduce our workforce and our team of sales professionals in half. In May 2014 we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014. Under the agreement, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives devote a substantial portion of their time to promoting Vascepa with Amarin’s approximately 130 sales representatives based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of a new pharmaceutical product is a complex undertaking for a company to manage, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

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

In addition, we believe that investors should view with caution both the results for the twelve months ended December 31, 2014 and the results for quarterly periods for the foreseeable future, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results, especially in light of competitive developments in the market in which we operate, our interactions with FDA on potential label expansions with Vascepa, the October 2013 approximately 50% reduction in our sales force, and the March 2014 co-promotion Agreement with Kowa Pharmaceuticals America, Inc. We commenced our commercial launch of Vascepa on January 28, 2013. Accordingly, there is a very limited amount of information available at this time to determine the actual number of total prescriptions for Vascepa. We believe investors should consider our results to date together with results over several future quarters, or longer, before making an assessment about potential future performance.

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

We began marketing and selling Vascepa for use in the MARINE indication in January 2013. Vascepa may fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Vascepa for the MARINE indication and any future approved indications will depend on a number of factors, including:

•	the perceived efficacy, safety and potential advantages of Vascepa, as compared to alternative treatments;

•	our ability to offer Vascepa for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team (which was affected by our recent reduction in force);

•	publicity concerning Vascepa or competing products;

•	perception that we will continue to market and sell Vascepa in the MARINE indication and any future approved indications;

•	sufficient third-party coverage or reimbursement; and

•	the actual efficacy of the product and the prevalence and severity of any side effects, including any limitations or warnings contained in Vascepa’s approved labeling.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently markets Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently markets Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). We expect AstraZeneca will utilize its substantial commercial resources to market its product imminently. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. We are not aware of the commercialization plan for Omtryg. Each of these competitors, other than Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, received FDA approval of their respective versions of generic Lovaza. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, we believe Pronova/BASF granted Apotex a license to enter the United States market with a generic version of Lovaza in the first quarter of 2015, or earlier depending on circumstances, the details of which are not known to us.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. We believe Catabasis Pharmaceuticals, or Catabasis, Resolvyx Pharmaceuticals, or Resolvyx, and Sancilio & Company are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Catabasis initiated a Phase 2 clinical trial of its product in December 2013; Resolvyx’s compound remains in Phase 1 clinical testing; and Sancilio is preparing to commence Phase 3 clinical testing. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an Investigational New Drug Application with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Isis Pharmaceuticals announced favorable Phase 2 results of ISIS-APOCIIIRx a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides. Finally, Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients.

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

We have received six paragraph IV notices notifying us of submitted ANDAs to Vascepa under the Hatch-Waxman Amendments. We are now engaged in costly litigation with the ANDA applicants to protect our patent rights. If an ANDA filer is ultimately successful in patent litigation against us, it meets the requirements for a generic version of Vascepa to the satisfaction of the FDA under its ANDA (after any applicable regulatory exclusivity period and the litigation-related 30-month stay period expires), and is able to supply the product in significant commercial quantities, the generic company could introduce a generic version of Vascepa. Such a market entry would likely limit our U.S. sales, which would have an adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

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

We may not be successful in our Vascepa co-promotion effort with Kowa Pharmaceuticals America, Inc.

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to co-promote Vascepa in the United States under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives devote a substantial portion of their time to promoting Vascepa with Amarin’s approximately 130 sales representatives. Co-promotion under the agreement commenced in May 2014 based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. While our agreement provides for minimum performance criteria, we have little control over Kowa Pharmaceuticals America, Inc., and it may fail to devote the necessary resources and attention to promote Vascepa effectively. If that were to occur, depending on Vascepa revenues, we may have to curtail the continued development of Vascepa for approval for additional indications or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. Or, we may seek to terminate the agreement and search for another commercialization partner. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

With respect to sales and marketing activities including direct-to-consumer advertising and promotional activities involving the internet, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. Industry-sponsored scientific and educational activities also must comply with FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as Kowa Pharmaceuticals America, Inc. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third party payment and insurance programs.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we or Kowa Pharmaceuticals America, Inc. are found to have improperly promoted off-label uses of Vascepa, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. We may also be held responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Outcomes studies of certain other lipid-modifying therapies have failed to achieve the endpoints of such studies. For example, in 2010, the results of the ACCORD-Lipid trial were published. This trial studied the effect of adding fenofibrate onto open-label simvastatin therapy on cardiovascular outcomes. The addition of fenofibrate did not show any treatment benefit on cardiovascular outcomes over simvastatin monotherapy in this study. In 2011, the results of the AIM-HIGH trial were published. This trial studied the effect of adding a second lipid-altering agent, extended-release niacin, to simvastatin therapy on cardiovascular outcomes in people at high risk for cardiovascular events. No significant incremental treatment benefit with extended-release niacin was observed. In addition, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of these studies may not be directly applicable to the use of Vascepa over time. For instance, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile, and nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcome study of 1 gram per day of an omega-3 acid ethyl ester composition. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in adult patients with severe hypertriglyceridemia at a dose of 4 grams per day and is being studied in REDUCE-IT at 4 grams per day.

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

The prospective interim efficacy and safety analysis of the REDUCE-IT cardiovascular outcomes trial may not be completed in the contemplated timeframe in 2016 and may not demonstrate to the independent committee monitoring the study a sufficient benefit risk result to warrant the independent committee recommending stopping the study early for overwhelming efficacy. The study may also be stopped for futility or for safety concerns.

In accordance with the SPA agreement for our REDUCE-IT cardiovascular outcomes trial, an interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the study’s independent data monitoring committee (DMC) to occur during 2016 based on our understanding of the current event rates in the study and expected future event rates. It may actually take longer to reach the targeted number of events, which would delay the DMC assessment of data for the interim analysis.

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study in 2017. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis for lack of signals of a favorable result at completion, so called stoppage for futility.

Moreover, it is the DMC that will make the formal recommendation as to whether to stop the study early or continue as planned. Amarin is blinded to the interim analysis and is informed by the DMC of the recommendation to stop the study or to continue as planned. The DMC may consider factors outside the pre-specified statistical analysis plan when assessing whether to continue the study as planned. For example, even if study results are sufficiently positive at the interim analysis to demonstrate overwhelming efficacy, the DMC at its discretion may recommend continuation of the study as planned with the goal of arriving at more robust results at the planned study completion if they believe that waiting for more robust results outweighs the potential medical benefit of stopping and unblinding the study early.

The DMC has multiple times per year assessed safety data generated in the ongoing study and has thus far recommended to continue the study as planned. Thus, multiple safety analyses to date have not warranted study stoppage. Nevertheless, the study may be stopped at any time based on recommendations of the DMC due to safety concerns identified by the DMC during its ongoing and regularly scheduled safety data assessments.

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

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We purchase and use commercial supply from Chemport in addition to Nisshin. We recently terminated our agreement with BASF due to its inability to meet the agreement requirements and may enter into a new development and supply agreement with BASF and may purchase API from BASF. In 2014, we obtained sNDA approval for Slanmhor, resulting in a total of four FDA-approved suppliers of API. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third party sources of supply.

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

We currently rely on Patheon (formerly Banner Pharmacaps) for the encapsulation of Vascepa. We have encapsulation agreements with two other commercial API encapsulators. These companies have qualified their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

We may not be able to maintain our exclusivity with our certain third-party Vascepa suppliers if we do not meet minimum purchase obligations due to lower than anticipated sales of Vascepa.

Certain of our agreements with our suppliers include minimum purchase obligations and limited exclusivity provisions based on such minimum purchase obligations. If we do not meet the respective minimum purchase obligations in our supply agreements, our suppliers, in certain cases, will be free to sell the active pharmaceutical ingredient of Vascepa to potential competitors. Similarly if we terminate certain of our supply agreements, such suppliers may be free to sell the active pharmaceutical ingredient of Vascepa to potential competitors of Vascepa. While we anticipate that intellectual property barriers and FDA regulatory exclusivity will be the primary means to protect the commercial potential of Vascepa, the availability of Vascepa active pharmaceutical ingredient from our suppliers to our potential competitors would make our competitors’ entry into the market easier and more attractive.

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

We plan to vigorously defend our rights under issued patents. For example, in March 2014, we filed a patent infringement suit against Omthera Pharmaceuticals, Inc., and its parent company, AstraZeneca Pharmaceuticals LP. The suit sought injunctive relief and monetary damages for infringement of Amarin’s U.S. Patent No. 8,663,662. The complaint alleged infringement of the patent arising from the expected launch of Epanova, a product that is expected to compete with Vascepa in the United States. The patent covers methods of lowering triglycerides by administering a pharmaceutical composition that includes amounts of EPA as free acid, and no more than about 30% DHA. In November 2014, based on a representation from AstraZeneca Pharmaceuticals LP that the commercial launch of Epanova was not imminent, the court dismissed our complaint, without prejudice (i.e., preserving our ability to later re-file the suit). The court required the defendant to notify us before any product launch. We intend to pursue this litigation vigorously and aggressively protect its intellectual property rights. However, patent litigation is a time-consuming and costly process. There can be no assurance that we will be successful in enforcing this patent or that it will not be successfully challenged and invalidated. Even if we are successful in enforcing this patent, the process could take years to reach conclusion.

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

We have engaged in a vigorous defense of the consolidated lawsuit, we believe that the plaintiffs have failed to state a claim, and we have moved to dismiss the lawsuit. However, we are unable to predict the outcome of this matter at this time. Moreover, while we expect insurance to cover any financial exposure from this litigation, the conclusion of this matter in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

In 2007, we purchased Ester Neurosciences Limited, an Israeli pharmaceutical company, and its lead product candidate, EN101, an AChE-R mRNA inhibitor for the treatment of myasthenia gravis, or MG, a debilitating neuromuscular disease. In connection with the acquisition, we assumed a license to certain intellectual property assets related to EN101 from the Yissum Research Development Company of The Hebrew University of Jerusalem. In keeping with our 2009 decision to re-focus our efforts on developing improved treatments for cardiovascular disease and cease development of all product candidates outside of our cardiovascular disease focus, we amended the terms of our acquisition agreement with the original shareholders of Ester.

Following our decision to cease development of EN101, Yissum terminated its license agreement with us. In June 2011, Yissum announced that it had entered into a license agreement with BiolineRX Ltd for the development of EN101 in a different indication, inflammatory bowel disease.

In 2011 and early 2012, but not after, we received several communications on behalf of the former shareholders of Ester asserting that we are in breach of our agreement with them as it relates to alleged rights to share in the value of EN101 due to the fact that Yissum terminated its license. We do not believe the circumstances presented constitute a breach of the agreement. If the dispute arises again, we plan to defend our position vigorously, but there can be no assurance as to the outcome of this dispute.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% and 96% of gross product sales for the years ended December 31, 2014 and 2013, respectively and represented 96% and 95% of the gross accounts receivable balance as of December 31, 2014 and 2013, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2014, 2013, and 2012, we reported losses of approximately $56.4 million, $166.2 million, and $179.2 million, respectively, and we had an accumulated deficit at December 31, 2014 of $970.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

•

the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts with our new co-promotion partner, Kowa Pharmaceuticals America, Inc.;

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $119.5 million at December 31, 2014 will be sufficient to fund our projected operations for at least the next twelve months.

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

•

the costs associated with commercializing Vascepa for the MARINE indication in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities with our new co-promotion partner, Kowa Pharmaceuticals America, Inc., and the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

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

To the extent we are permitted under our Purchase and Sale Agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder.

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

As of March 2, 2015 we had 177,094,536 common shares outstanding including 176,228,632 shares held as ADSs and 865,904 held as common shares (which are not held in the form of ADSs). In our October 2009 private placement we issued 66.4 million ADSs and warrants to purchase an additional 33.2 million ADSs. There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our October 2009 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

We believe it prudent to assume that we were classified as a PFIC in 2012. We do not believe that we were classified as a PFIC in 2013 or 2014. Our status as a PFIC is subject to change in future years.

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

Our existing indebtedness consists of $150.0 million in aggregate principal amount of 3.50% exchangeable senior notes due 2032, $31.3 million of which relates to the January 2012 notes with provisions for the notes to be put to us on or after January 19, 2017 while the balance of $118.7 million relates to the May 2014 notes with provision for the notes to be redeemed by us on or after January 19, 2018 or put to us by the holders on or after January 19, 2019.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the location, use and ownership interest of our principal properties as of February 20, 2015:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	270
Bedminster, New Jersey, USA	Offices	Leased	21,231

Effective July 1, 2011, we leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on March 31, 2018, and may also be terminated with six months prior notice. On December 6, 2011 we leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, we leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, we entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. Additionally, in January 2015, we signed an agreement to sublease approximately 4,700 square feet of this property to a third party effective April 1, 2015.

Effective November 1, 2011, we leased 320 square feet of office space in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The lease terminates on October 31, 2015 and may be renewed annually.

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

	Common Stock Price
	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$2.75	$1.60	$9.24	$6.77
Second Quarter	$1.98	$1.28	$7.98	$5.36
Third Quarter	$2.09	$1.07	$7.40	$5.12
Fourth Quarter	$1.38	$0.78	$7.39	$1.36

Shareholders

As of January 31, 2015, there were approximately 390 holders of record of our ordinary shares. Because many ordinary shares are held by brokers nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

Under our Purchase and Sale Agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma, we are restricted from paying a dividend on our common shares, unless we have cash and cash equivalents in excess of a specified amount after such payment.

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

The following graph compares the cumulative 5-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on January 1, 2010 and its relative performance is tracked through December 31, 2014.

Company/Market/Peer Company	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Amarin Corporation PLC	$573.43	$523.78	$565.73	$137.76	$68.53
NASDAQ Composite Index	$118.02	$117.04	$137.47	$192.62	$221.02
NASDAQ Biotechnology Index	$116.06	$130.08	$172.67	$286.67	$385.29

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

The selected financial data set forth below as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 have been derived from the audited consolidated financial statements of Amarin. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenues	$54,202	$26,351	$—	$—	$—
Less: Cost of goods sold	20,485	11,912	—	—	—

Gross margin	33,717	14,439	—	—	—
Operating expenses:
Selling, general and administrative (1)	79,346	123,795	57,794	22,559	17,087
Research and development	50,326	72,750	58,956	21,602	28,014

Total operating expenses	129,672	196,545	116,750	44,161	45,101

Operating loss	(95,955)	(182,106)	(116,750)	(44,161)	(45,101)
Gain (loss) on change in fair value of derivative liabilities (2)	13,472	47,710	(35,344)	(22,669)	(205,153)
Gain on extinguishment of debt	38,034	—	—	—	—
Interest expense	(18,575)	(34,179)	(18,091)	(1)	(19)
Interest income	96	343	544	231	53
Other income (expense), net	3,727	(1,189)	(427)	(10)	130

Loss from operations before taxes	(59,201)	(169,421)	(170,068)	(66,610)	(250,090)
Benefit from (provision for) income taxes	2,837	3,194	(9,116)	(2,516)	501

Net loss	$(56,364)	$(166,227)	$(179,184)	$(69,126)	$(249,589)

Loss per share:
Basic	$(0.32)	$(1.03)	$(1.24)	$(0.53)	$(2.49)
Diluted	$(0.36)	$(1.28)	$(1.24)	$(0.53)	$(2.49)

Weighted average shares outstanding:
Basic	173,719	161,022	144,017	130,247	100,239
Diluted	173,824	167,070	144,017	130,247	100,239

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$119,539	$191,514	$260,242	$116,602	$31,442
Total assets	171,107	252,476	310,855	126,379	35,367
Long-term obligations	219,249	248,792	289,650	123,889	230,157
Stockholders’ deficit	(88,448)	(33,856)	(3,997)	(5,962)	(202,367)

(1)	Includes non-cash warrant-related compensation expense reflecting the change in the fair value of the warrant derivative liability associated with warrants issued in October 2009 to former officers of Amarin. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.
(2)	Includes non-cash charges resulting from changes in the fair value of derivative liabilities. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of Vascepa in its first approved indication, the MARINE indication;, the potential for, conditions to, and timing of, approval of the Vascepa Supplemental New Drug Application, or sNDA, by the United States Food and Drug Administration, or FDA, in its potential second indication, the ANCHOR indication; the timing of enrollment, interim results or final results of our REDUCE-IT study; potential for Vascepa to be marketed by partners outside of the United States; the safety and efficacy of our product candidates; the scope of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; the likelihood of qualifying additional third party manufacturing suppliers and estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to our fiscal year ended December 31.

Overview

We are a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. We began selling and marketing Vascepa in the United States in January 2013. We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. We market Vascepa through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014. We operate in one business segment.

Triglycerides are fats in the blood. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 40 million adults in the United States have elevated triglyceride levels (TG >200 mg/dL) and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides also provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

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

We are also developing Vascepa for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication. The FDA has stated that it views the proposed ANCHOR indication as ostensibly and impliedly an indication to reduce cardiovascular risk. In addition, in December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy.

We have a pending supplemental new drug application, or sNDA, with the FDA that seeks marketing approval of Vascepa for use in the ANCHOR indication. On October 16, 2013, the FDA convened an advisory committee to review our sNDA. This advisory committee was not asked by the FDA to evaluate whether Vascepa is effective in lowering triglycerides in the studied population, the ANCHOR indication as specified in the sNDA. Rather, the advisory panel was asked whether Vascepa would improve cardiovascular outcomes or whether approval of the ANCHOR indication should wait for successful completion of the REDUCE-IT study, the first prospective study of cardiovascular outcomes in patients who have high triglyceride levels despite statin therapy. The advisory committee voted 9 to 2 against recommending approval of the ANCHOR indication based on information presented at the meeting. The FDA considers the recommendation of advisory committees, but final decisions on the approval of new drug applications are made by the FDA.

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

The FDA did not take action on the ANCHOR sNDA by the Prescription Drug User Fee Act, or PDUFA, goal date for completion of FDA’s review, December 20, 2013. Given our September 2014 determination to not appeal the SPA rescission further, we expect the FDA to take action on our pending ANCHOR sNDA in the near future.

We are currently focused on the ongoing REDUCE-IT cardiovascular outcomes study of Vascepa. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa beyond the indications studied in the ANCHOR and MARINE trials. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available and published in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. The DMC has been more frequently examining interim reviews of the safety data from the study. Following each of these reviews, the DMC has communicated to us that we should continue the study as planned. Amarin remains blinded to all data from the study. Over 90% of the 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled.

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

On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA against approval of the ANCHOR indication, we implemented a worldwide reduction in force of approximately 50% of our staff positions. The majority of affected staff members were sales professionals who supported the initial commercial launch of Vascepa. We incurred approximately $2.8 million in charges related to the reduction in force, all of which includes cash expenditures for one-time termination benefits and associated costs. The charges were recorded in the fourth quarter of 2013 and the related payments were made by the first half of 2014. As part of the reduction in force, we retained approximately 130 sales representatives, excluding sales management, in the United States in sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. This team covers the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage, as well as the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America, Inc. that began in May 2014, we anticipate continued Vascepa revenue growth over time. We also anticipate that such sales growth may be inconsistent from period to period.

Commercialization Strategy

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. We commenced the commercial launch of Vascepa in the United States in January 2013 with approximately 275 sales representatives. Vascepa has not yet been approved or commercially launched outside of the United States. In October 2013, we reduced our number of sales representatives to approximately 130, excluding sales management, in the United States to focus on the sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and their managers. Commencing in the middle of the second quarter of 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa. As of February 1, 2015, over 26,000 clinicians had written prescriptions for Vascepa.

Under the co-promotion agreement with Kowa Pharmaceuticals America, Inc., under which promotion commenced in May 2014, both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimal levels of Vascepa revenue in 2015 and beyond. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. is scheduled to increase from the high single digits in 2014, to mid-teen percent levels in 2015, and to the low twenty percent levels in 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2014 was approximately 146,000 as compared to 132,000, 110,000, 93,000 and 94,000 prescriptions in the three months ended September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2014 was approximately 131,000 as compared to 113,000, 93,000, 78,000 and 79,000 prescriptions in the three months ended September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from a third party resource and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period.

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

Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. Because of our limited selling history, changes in the size of our sales force, our co-promotion agreement, and uncertainty regarding resolution of the ANCHOR sNDA with the FDA, we do not currently provide quantified revenue guidance. While we expect to be able to grow Vascepa revenues, we provide no quantified guidance regarding anticipated levels of Vascepa prescriptions or revenues and no such guidance should be inferred from the operating metrics described above. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

We secured managed care coverage for over 215 million lives, including as of February 1, 2015 over 125 million lives covered on Tier 2 for formulary purposes.

The commercialization of a new pharmaceutical product is a complex undertaking, and our ability to effectively and profitably commercialize Vascepa will depend in part on our ability to generate market demand for Vascepa through education, marketing and sales activities, our ability to achieve market acceptance of Vascepa, our ability to generate product revenue and our ability to receive adequate levels of reimbursement from third-party payers. See “Risk Factors—Risks Related to the Commercialization and Development of Vascepa.”

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

We have over 7,300 patients enrolled in the REDUCE-IT study. We currently estimate that we will complete patient enrollment in this study within 2015. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study. Amarin remains blinded to all data from the study.

Our scientific rationale for the REDUCE-IT study is supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. Our scientific rationale for the REDUCE-IT study is also supported by research on the differentiated effects of the active ingredient in Vascepa, including the antioxidant properties and effects on inflammation markers associated with atherosclerosis.

Commercial Supply Update

During 2013 and 2014, all of our active pharmaceutical ingredient, or API, was acquired through two suppliers, Nisshin and Chemport. Much of the inventory sold in 2014 was purchased from Nisshin at a price which is higher than expected future average API costs.

During 2014, we reached a settlement agreement with a former supplier, BASF, under which we received a refund for previous material purchases of $3.0 million, included as other income in the statement of operations. The amount of supply we seek to purchase in 2014 and beyond will depend on the level of growth of Vascepa revenues.

Financial Position

We believe that our cash and cash equivalents balance of $119.5 million at December 31, 2014 is sufficient to fund our projected operations for at least the next twelve months.

Financial Operations Overview

Product Revenues, net. All of our revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through December 31, 2014, product returns were de minimis.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, which through December 31, 2014 was sourced from Nisshin and Chemport.

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

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities is comprised of: (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing and (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes.

Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our 3.5% exchangeable notes and interest incurred under our December 2012 financing arrangement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest income consists of interest earned on our cash and cash equivalents. Other income (expense), net, consists primarily of foreign exchange losses and gains.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $54.2 million based on sales to Distributors during the year ended December 31, 2014. Through December 31, 2014, product returns were de minimis.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants, the change in control provision associated with our December 2012 debt financing and the change in control provision associated with our May 2014 exchangeable senior notes.

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

We provide reserves for potential payments of tax to various tax authorities or do not recognize tax benefits related to uncertain tax positions and other issues. Tax benefits for uncertain tax positions are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized, assuming that the matter in question will be decided based on its technical merits. Our policy is to record interest and penalties in the provision for income taxes.

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of its U.S. deferred tax assets at December 31, 2014, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of December 31, 2014. The majority of our deferred tax assets are held outside of the U.S., for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2014:

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

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard is not expected to have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv)requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Effects of Inflation

We believe the impact of inflation on operations has been minimal during the past three years.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2014 versus December 31, 2013

Product Revenues, net. We recorded revenue of $54.2 million during the year ended December 31, 2014, versus $26.4 million during the prior year period, an increase of $27.8 million, or 105%. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in January 2013. All of our revenue in the years ended December 31, 2014 and 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through December 31, 2014, product returns were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the years ended December 31, 2014 and 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014 to December 31, 2014. Commencing in March and April 2013, certain third-party payors added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. As of February 1, 2015, approximately 125 million lives covered by medical insurance were under insurance plans that have added Vascepa to their Tier 2 coverage. In connection with the start of such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies. As of February 1, 2015, over 26,000 clinicians had written prescriptions for Vascepa. As of February 1, 2015, we are not aware of any clinician who is responsible for 10% or more of the aggregate prescriptions written for Vascepa.

On October 22, 2013, in an effort to lower operating expenses following the recommendation of the advisory committee to the FDA, we implemented a worldwide reduction in force including a reduction of approximately fifty percent of our sales representatives. Following the reduction in force, we retained approximately 130 sales representatives in the United States in sales territories which have demonstrated what we believe is the greatest potential for Vascepa sales growth. This team will cover the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and resulting target base coverage, as well as the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America, Inc. that began in May 2014, we anticipate continued Vascepa revenue growth over time. We further anticipate that such revenue growth may be inconsistent from period to period.

Cost of Goods Sold. Cost of goods sold during the year ended December 31, 2014 was $20.5 million, versus $11.9 million during the prior year period, an increase of $8.6 million, or 72%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa on July 26, 2012 or was purchased prior to the sNDA approval of our suppliers.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2014 and 2013 was sourced from two API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API supplier. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. We began purchasing lower unit cost API from Chemport, which was approved by the FDA in April 2013 to produce Vascepa, in the second quarter of 2013. During the years ended December 31, 2014 and

2013, the cost basis of product sold that had a carrying value of zero was $0.6 million and $4.0 million, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a decrease in gross margin during such periods. As of December 31, 2014, we maintained no inventory with a carrying value of zero and we classified all of our inventory as current. As a result of lower inventory balances on hand at the end of 2014 compared to the end of 2013 as well as anticipated increases in revenue during 2015 compared to 2014, we anticipate purchasing more API during 2015 than in 2014 with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin for the years ended December 31, 2014 and 2013 was 62% and 55%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2014 was $79.3 million, versus $123.8 million in the prior year, a decrease of $44.5 million, or 36%. Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 are summarized in the table below (in thousands):

	Year Ended December 31,
	2014	2013
Selling, general and administrative expense (1)	$73,528	$113,100
Non-cash stock based compensation expense (2)	6,321	11,848
Non-cash warrant related compensation income (3)	(503)	(3,703)
Severance (4)	—	2,550

Total selling, general and administrative expense	$79,346	$123,795

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the year ended December 31, 2014 was $73.5 million, versus $113.1 million in the prior year, a decrease of $39.6 million, or 35%. The decrease is due primarily to cost decreases in 2014 for sales force staffing, marketing program spending and costs for other general and administrative support incurred in connection with the commercialization of Vascepa. Included in this amount for the year ended 2014 is $1.7 million of expense for co-promotion fees payable to Kowa Pharmaceuticals America, Inc. The year ended December 31, 2013 was the period in which we commenced selling Vascepa and as such included certain launch-related costs.
(2)	Stock-based compensation expense for the year ended December 31, 2014 was $6.3 million, versus $11.8 million in the prior year period, a decrease of $5.5 million, or 47%, primarily due to a decrease in the fair value of new stock option and restricted stock awards granted to attract and retain qualified employees as a result of a decrease in our stock price.
(3)	Warrant-related compensation income for the years ended December 31, 2014 and 2013 was $0.5 million and $3.7 million, respectively. Warrant-related compensation income reflects the non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three of our former employees, net of warrants exercised. The decrease in fair value in 2014 and 2013 was due primarily to a decrease in our stock price during each period.
(4)	Severance costs in 2013 relate to cash expenditures for one-time termination benefits and associated costs incurred in conjunction with a company-wide reduction in force announced in October 2013.

The reduction in the level of selling, general and administrative costs in 2014 as compared to 2013 was primarily the result of the reduction in force announced in October 2013 and reductions in certain marketing program spend and other overhead costs. Such cost reductions were partially offset by the incremental selling costs associated with the Kowa Pharmaceuticals America, Inc. co-promotion agreement.

We currently anticipate that with our existing indication for Vascepa, our selling, general and administrative costs will be largely flat in future periods with the exception of anticipated increases in the co-promotion fees earned by Kowa Pharmaceuticals America, Inc. based on anticipated increases in net product revenues and the terms of our co-promotion agreement with Kowa Pharmaceuticals America, Inc.

Research and Development Expense. Research and development expense for the year ended December 31, 2014 was $50.3 million, versus $72.8 million in the prior year period, a decrease of $22.5 million, or 31%. Research and development expenses for the years ended December 31, 2014 and 2013 are summarized in the table below (in thousands):

	Year Ended December 31,
	2014	2013
REDUCE-IT study (1)	$37,672	$46,994
Pre-approval commercial supply (2)	373	5,819
Regulatory filing fees and expenses (3)	1,847	3,819
Internal staffing, overhead and other (4)	7,733	13,281

Research and development expense, excluding non-cash expense	47,625	69,913
Non-cash stock-based compensation (5)	2,701	2,837

Total research and development expense	$50,326	$72,750

The decrease in research and development expenses for the year ended December 31, 2014, as compared to the prior year period, is primarily due to a decrease in costs associated with the REDUCE-IT study, a decrease in expenses associated with pre-commercial inventory supply, and a decrease in staffing and overhead costs, as further described below.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,300 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study within 2015. For 2014 and 2013, we incurred expenses through our CRO in connection with this trial of approximately $31.0 million and $38.4 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs in 2014 and 2013 for REDUCE-IT were approximately $37.7 million and $47.0 million, respectively. The reduction in expenses in 2014 as compared to 2013 is primarily the result of timing variability for REDUCE-IT costs as well as some efficiency savings as the trial is fully operational in 2014 across all countries and clinical sites. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2015 will continue at approximately the same levels as we have incurred in 2014 but may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million through study completion in 2017 and publication of results in 2018. Our aggregate remaining costs to complete the REDUCE-IT are estimated to be lower than $100 million if the independent DMC recommends that REDUCE-IT be completed early based on its scheduled interim review of the efficacy and safety results of the study which review we estimate will occur in 2016 upon reaching 60% of the target aggregate number of cardiovascular events for the study. Amarin remains blinded to all data from the study and currently expects the study to be completed in 2017. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.

(2)	Until an API supplier is approved by the FDA to manufacture commercial supply of Vascepa, all Vascepa purchased from such supplier is included as a component of research and development expense. Upon approval of the supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the supplier that produced the API is approved. The commercial supply expense for the periods shown above represents inventory received from Nisshin prior to NDA approval of Vascepa on July 26, 2012 or received from our other suppliers prior to their sNDA approvals. The amount of commercial supply that we receive from potential additional API suppliers prior to sNDA approval depends upon production schedules at such suppliers and the timing of regulatory approval, and we are unable to estimate these amounts at this time. We will continue to expense inventory received from the unapproved supplier until such time as FDA approval is obtained.
(3)	The regulatory filing fees in each of the years ended December 31, 2014 and 2013 included annual FDA fees for maintaining manufacturing sites. In addition, during the year ended December 31, 2013, these fees included regulatory filings associated with the sNDA for the ANCHOR indication as well as costs associated with preparing for the October 16, 2013 FDA advisory committee meeting.
(4)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs. The reduction in the level of such costs in 2014 as compared to 2013 is largely the result of decisions announced in October 2013 to reduce headcount and suspend AMR102 development. Other research and development costs in 2013 included costs related to testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with a selected statin taken concomitantly. We have suspended further development of AMR102 pending resolution of the ANCHOR sNDA with the FDA.
(5)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

We anticipate that our research and development costs will be slightly higher during 2015 as compared to 2014 as a result of the timing of REDUCE-IT costs, and that such costs will decline modestly thereafter upon completion of enrollment for REDUCE-IT.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the year ended December 31, 2014 was a gain of $13.5 million versus a gain of $47.7 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2014 was $0.1 million and we recognized a $6.3 million gain on change in fair value of derivative liability for the year ended December 31, 2014 for these warrants. The fair value of the warrant derivative liability at December 31, 2013 was $6.9 million and we recognized a $44.2 million gain on change in fair value of derivative liability for the year ended December 31, 2013. The change in fair value of the warrant derivative liability is due primarily to the change in the price of our common stock on the date of valuation. In October 2014, we and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and at December 31, 2013, the fair value of the derivative was determined to be $11.1 million. We recognized a gain on change in fair value of derivative liability of $6.3 million and $3.5 million for the years ended December 31, 2014 and 2013, respectively.

Our 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At December 31, 2014, the fair value of the derivative was determined to be $2.6 million and we recognized a $0.9 million gain on change in fair value of derivative liability for the year ended December 31, 2014.

Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.50% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We subsequently recorded a gain on extinguishment of the original notes of $38.0 million in the year ended December 31, 2014.

Interest Expense, net. Net interest expense for the year ended December 31, 2014 was $18.5 million, versus $33.8 million in the prior year period, a decrease of $15.3 million, or 45%. Net interest expense for the years ended December 31, 2014 and 2013 is summarized in the table below (in thousands):

	Year Ended December 31,
	2014	2013
Exchangeable senior notes (1):
Amortization of debt discounts	$4,221	$15,067
Contractual coupon interest	5,250	5,250

Total exchangeable senior notes interest expense	9,471	20,317
Long-term debt—BioPharma financing (2):
Cash interest—current	5,420	1,843
Cash interest—deferred	1,783	9,451
Non-cash interest	1,900	2,565

Total long-term debt interest expense	9,103	13,859
Other interest expense	1	3

Total interest expense	18,575	34,179
Interest income (3)	(96)	(343)

Total interest expense, net	$18,479	$33,836

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the years ended December 31, 2014 and 2013 was $9.5 million and $20.3 million, respectively.
(2)	Cash and non-cash interest expenses related to the BioPharma financing for the year ended December 31, 2014 were $9.1 million and $13.9 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the year ended December 31, 2014 was $0.1 million, versus $0.3 million in the prior year period. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the year ended December 31, 2014 was income of $3.7 million versus an expense of $1.2 million in the prior year. Other income (expense), net, in the year ended December 31, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us. Other income (expense), net, for the year ended December 31, 2013 primarily consisted of losses and gains on foreign exchange transactions, including realized gains and losses on foreign exchange forward contracts. We periodically use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency.

Benefit From (Provision for) Income Taxes. Benefit from (provision for) income taxes for the year ended December 31, 2014 was a $2.8 million benefit versus a $3.2 million benefit in the prior year. The current benefit relates entirely to the United States subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other companies. The 2013 benefit primarily relates to tax credits for research and development activities.

Comparison of Fiscal Years Ended December 31, 2013 versus December 31, 2012

Product Revenues, net. We recorded revenue of $26.4 million during the year ended December 31, 2013. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in

January 2013. We recorded no revenue in 2012. All of our revenue in the year ended December 31, 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

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

During the year ended December 31, 2013, our net product revenues included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates is up to $75 per prescription filled during 2013. Commencing in March and April 2013, certain third-party payors added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. As of February 1, 2014, approximately 100 million lives covered by medical insurance were under insurance plans that have added Vascepa to their Tier 2 coverage. In connection with the start of such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

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

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2013 was $123.8 million, versus $57.8 million in the prior year, an increase of $66.0 million, or 114.2%. Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 are summarized in the table below (in thousands):

	Year Ended December 31,
	2013	2012
Selling, general and administrative expense (1)	$113,100	$43,172
Non-cash stock based compensation expense (2)	11,848	14,375
Non-cash warrant related compensation (income) expense (3)	(3,703)	247
Severance (4)	2,550	—

Total selling, general and administrative expense	$123,795	$57,794

(1)	Selling, general and administrative expense, excluding non-cash charges for stock and warrant compensation, for the year ended December 31, 2013 was $113.1 million, versus $43.2 million in the prior year, an increase of $69.9 million, or 161.8%. The increase was primarily due to cost increases in 2013 for sales force staffing, an increase in marketing program spending and increased general and administrative costs incurred in connection with the initial commercialization of Vascepa.
(2)	Non-cash stock based compensation expense for the year ended December 31, 2013 was $11.8 million, versus $14.4 million in the prior year period, a decrease of $2.6 million, due primarily to a decrease in the number of awards outstanding as a result of the company-wide reduction in force announced in October 2013.
(3)	Non-cash warrant related compensation (income) expense for the year ended December 31, 2013 was $3.7 million of income, versus $0.2 million of expense in the prior year. Warrant related compensation income (expense) reflects the non-cash change in fair value of the warrant derivative liability associated with warrants issued in October 2009 to three former officers of Amarin, net of warrants exercised. The change in fair value in 2013 and 2012 was due primarily to the change in our stock price during each period. The value of this warrant derivative liability may increase or decrease from period to period based upon changes in the price of our common stock. Such non-cash changes in valuation could be significant as the history of our stock price has been volatile. The gain or loss resulting from such non-cash changes in valuation could have a material impact on our reported net income or loss from period to period. In particular, if the price of our stock increases, the change in valuation of this warrant derivative liability will add to our history of operating losses.
(4)	Severance costs in 2013 relate to cash expenditures for one-time termination benefits and associated costs incurred in conjunction with a company-wide reduction in force announced in October 2013.

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

Other Income (Expense), net. Other income (expense), net for the year ended December 31, 2013 was a $1.2 million expense versus a $0.4 million expense in the prior year. Other income (expense), net primarily consists of losses and gains on foreign exchange transactions, including realized gains and losses on foreign exchange forward contracts. We use foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. The unrealized gains and losses on such contracts are recorded within gain (loss) on change in fair value of derivative liability. As of December 31, 2013, all such contracts had been settled. For the year ended December 31, 2013, we recognized a realized loss of $1.1 million related to the settlement of the foreign exchange forward contracts, which was included as a component of other income (expense), net. There were no foreign exchange forward contracts outstanding in 2012. Other income (expense) for the year ended December 31, 2012 was a net expense of $0.4 million.

Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes for the year ended December 31, 2013 was a $3.2 million benefit versus a $9.1 million provision in the prior year. The current benefit relates entirely to our United States subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our United States subsidiary and our other companies. The 2013 benefit primarily relates to tax credits for research and development activities. The 2012 provision for income taxes primarily relates to the exercise of stock options of which the excess benefits related to the option exercises are recorded to additional-paid-in capital.

Liquidity and Capital Resources

Our sources of liquidity as of December 31, 2014 include cash and cash equivalents of $119.5 million. Our projected uses of cash include commercialization of Vascepa for the MARINE indication, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Years Ended December 31,
	2014	2013	2012
Cash (used in) provided by:
Operating activities	$(72.3)	$(190.3)	$(122.3)
Investing activities	—	—	(14.3)
Financing activities	0.3	121.6	280.2

(Decrease) increase in cash and cash equivalents	$(72.0)	$(68.7)	$143.6

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of December 31, 2014, the net remaining amount to be repaid to BioPharma is $144.4 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2015 is $31.6 million. The quarterly repayments through December 31, 2014 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

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

The 2014 Notes were issued pursuant to an indenture dated May 20, 2014 by and among Corsicanto, us as grantor, and Wells Fargo Bank, National Association, as trustee. The notes are senior unsecured obligations of Corsicanto and are guaranteed by us. The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange their 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or we elect to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends.

As of December 31, 2014, we had cash and cash equivalents of $119.5 million, a decrease of $72.0 million from December 31, 2013. The decrease is primarily due to net cash used in operating activities in support of the continued commercialization of Vascepa and the continued funding of REDUCE-IT less accounts receivable collections. Cash flows from financing activities in the year ended December 31, 2014 include a refund of $3.2 million for UK stamp duty taxes paid in prior periods related to the issuance of common stock. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $970.2 million as of December 31, 2014. We believe that our cash and cash equivalents balance of $119.5 million at December 31, 2014 will be sufficient to fund our projected operations for at least the next twelve months. We anticipate that quarterly net cash outflows in future periods will be variable and that net cash outflows in the first quarter of 2015 will be higher than the fourth quarter of 2014 as a result of the timing of certain items, including interest payments and supply purchases.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2015	2016 to 2017	2018 to 2019	After 2019
Contractual Obligations:
Purchase obligations (1)	$55.5	$15.4	$27.3	$12.8	$—
Operating lease obligations (2)	2.0	0.6	1.2	0.2	—
Interest payment obligations—exchangeable debt (3)	21.5	5.3	10.0	6.2	—

Total contractual cash obligations	$79.0	$21.3	$38.5	$19.2	$—

(1)	We have agreements with API suppliers which include minimum purchase levels to enable us to maintain certain exclusivity with each respective supplier and certain agreements require any shortfall in such purchase levels to be paid in cash. The amounts in the table above reflect amounts potentially payable to our suppliers based on our minimum purchase obligations assuming such suppliers are qualified. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ.
(3)	Represents scheduled interest payments due under the terms of the 2012 Notes and 2014 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADSs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADSs.

On December 6, 2012, we entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. We agreed to repay BioPharma up to $150 million of future revenue and receivables. As of December 31, 2014, the net remaining amount to be repaid to BioPharma is $144.4 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at our election be reduced and with the reduction carried forward without interest for payment in a future period. There is no compounding of interest as part of this agreement and, except in conjunction with a change of control, insolvency or default, no cliff payment is scheduled or otherwise due. Quarterly repayments, subject to the contractual threshold limitation, are scheduled to be paid in accordance with the following schedule: $10.0 million in the second quarter of 2015 and in each of the next three quarters, $15.0 million per quarter in each of the next four quarters, and a final payment of $13.0 million scheduled for payment in May 2017.

We do not enter into financial instruments for trading or speculative purposes. At December 31, 2014, we had no outstanding forward exchange contracts.

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

The 2011 supply agreement with Chemport includes commitments for us to fund (i) certain development fees (ii) material purchases for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment. During the year ended December 31, 2014, we made payments of $6.7 million to Chemport. We have paid $3.1 million to BASF related to development and supply commitments through December 31, 2014. We have paid $6.2 million to the Slanmhor consortium related to development and supply provisions through December 31, 2014 and during the years ended December 31, 2014 and 2013, we made payments of $0.4 million and $6.1 million, respectively, related to stability and technical batches and advances on anticipated future API purchases.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. In August 2014, we entered into a second equity sale and purchase agreement between this supplier and another third party in which we agreed to sell approximately $1.0 million of our remaining investment. This transaction closed in the fourth quarter of 2014. The remaining carrying amount of $0.2 million and $3.3 million as of December 31, 2014 and 2013, respectively, is included in other long term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.6 million during each of the years ended December 31, 2014 and 2013. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.7 million at December 31, 2014). Additionally, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.8 million at December 31, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.5 million at December 31, 2014).

In addition to the obligations in the table above, we have recorded a liability of $0.4 million for uncertain tax positions that have been recorded in long-term liabilities at December 31, 2014. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

We are exposed to market risks, which include changes in interest rates. We do not use derivative financial instruments in our investment portfolio, and prior to 2013 we entered into no foreign exchange contracts. Our investments meet high credit quality and diversification standards, as specified in our investment policy. At December 31, 2014, we recorded as a liability the fair value of warrants to purchase 8.1 million shares of our common stock issued to investors. The fair value of this warrant derivative liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common shares ($1.08 based on the $0.98 market price of our stock at December 31, 2014) on which the December 31, 2014 valuation was based, the value of the derivative liability would have increased by $0.1 million. Such increase would have been reflected as a loss on change in fair value of derivative liability and increase in warrant compensation expense in our statement of operations.

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Euro, Sterling and Yen. The majority of cash and cash equivalents and the majority of our vendor relationships are denominated in U.S. dollars. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. From time to time, we maintain a small amount of our cash and cash equivalents in Euro and Pound Sterling. We purchase supply from Nisshin in Japanese Yen. As our level of supply purchases from Nisshin increased in 2013, we entered into short-term forward currency pricing contracts to lock-in the exchange rate on a portion of our anticipated purchases denominated in Japanese Yen. All such contracts were settled as of December 31, 2013 and there were no forward currency contracts executed in 2014.

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. We invest funds not needed for near-term operating expenses in diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2014, the fair value of our cash and cash equivalents maturing in one year or less was $119.5 million and represented 100% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the general short-term nature of our investment portfolio.

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

As of December 31, 2014 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2014, our internal controls over financial reporting were effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2014. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Amarin Corporation plc

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Amarin Corporation plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Amarin maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Amarin Corporation plc as of December 31, 2014, and the related consolidated statements of statement of operations, stockholders’ deficit and cash flow for the year ended December 31, 2014 of Amarin Corporation plc and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 3, 2015

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

Entry into Material Agreement

On February 26, 2015, we entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan (the “Territory”). Under the terms of the DCS Agreement, we granted to Eddingpharm an exclusive (including as to Amarin) license with right to sublicense to develop and commercialize Vascepa in the Territory for uses that are currently commercialized and under development by us based on our MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the Territory and associated expenses. We will provide development assistance and be responsible for supplying finished, and later bulk, drug product at defined prices under negotiated supply terms. We will retain all Vascepa manufacturing rights. We received a non-refundable $15.0 million up-front payment and are eligible to receive development, regulatory and sales-based milestone payments of up to an additional $154.0 million. In addition, Eddingpharm will pay us tiered double-digit percentage royalties on net sales of Vascepa in the Territory escalating to the high teens. Eddingpharm has agreed to certain restrictions regarding the commercialization of competitive products globally and we have agreed to certain restrictions regarding the commercialization of competitive products in the Territory.

We and Eddingpharm agreed to form a joint development committee to oversee regulatory and development activities for Vascepa in the Territory in accordance with a negotiated development plan and to form a separate joint commercialization committee to oversee Vascepa commercialization activities in the Territory. Development costs will be paid by Eddingpharm to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Eddingpharm. Eddingpharm will be responsible for preparing and filing regulatory applications in all countries of the Territory at Eddingpharm’s cost with our assistance. The DCS Agreement also contains customary provisions regarding indemnification, packaging, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

The term of the DCS Agreement expires, on a product-by-product basis, upon the later of (i) the date on which such product is no longer covered by a valid claim under a licensed patent in the Territory, or (ii) the twelfth (12th) anniversary of the first commercial sale of such product in Mainland China. The DCS Agreement may be terminated by either party in the event of a bankruptcy of the other party and for material breach, subject to customary cure periods. In addition, at any time following the third anniversary of the first commercial sale of a product in Mainland China, Eddingpharm has the right to terminate the DCS Agreement for convenience with twelve months’ prior notice. Neither party may assign or transfer the DCS Agreement without the prior consent of the other party, provided that we may assign the DCS Agreement in the event of a change of control transaction.

The DCS Agreement will be filed as an exhibit to our Quarterly Report on Form 10-Q for the three months ending March 31, 2015.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

3.1	Articles of Association of the Company	Quarterly Report on Form 10-Q, File No. 0-21392, as Exhibit 3.1	August 8, 2013

4.1	Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.1	February 29, 2012

4.2	Indenture, dated as of January 9, 2012, by and among Corsicanto Limited, the Company and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K dated January 9, 2012, File No. 0-21392, as Exhibit 4.1	January 10, 2012

4.3	Indenture, dated as of May 20, 2014, by and among Corsicanto Limited, the Company and Wilmington Trust, National Association, as trustee	Current Report on Form 8-K dated May 15, 2014, File No. 000-21392, as Exhibit 4.1	May 21, 2014

4.4	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 2.4	April 24, 2003

4.5	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.4	February 29, 2012

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.1	August 8, 2008

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.2	August 8, 2008

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.5	February 28, 2012

10.6	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.44	March 16, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.7	Form of Incentive Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.3	February 29, 2012

10.8	Form of Non-Qualified Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.4	February 29, 2012

10.9	Form of Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.5	February 29, 2012

10.10	Letter Agreement dated August 1, 2008 with Paresh Soni*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.20	March 16, 2011

10.11	Letter Agreement dated October 12, 2009 with Dr. Declan Doogan*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.101	December 14, 2009

10.12	Letter Agreement dated October 12, 2009 with Joseph S. Zakrzewski*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.102	December 14, 2009

10.13	Letter Agreement dated October 16, 2009 with Thomas G. Lynch*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.103	December 14, 2009

10.14	Letter Agreement, dated December 2, 2009, among the Company, Sunninghill Limited, Michael Walsh and Simon Kukes	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.35	March 16, 2011

10.15	Letter Agreement dated December 9, 2009 with Thomas G. Lynch, Alan Cooke and Tom Maher*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.106	December 14, 2009

10.16	Letter Agreement, dated August 16, 2010, between the Company and Colin Stewart*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.39	March 16, 2011

10.17	Letter Agreement, dated November 15, 2010, between the Company and John F. Thero*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.42	March 16, 2011

10.18	Letter Agreement dated March 1, 2010 with Frederick W. Ahlholm*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.46	March 16, 2011

10.19	Letter Agreement dated January 28, 2011 with Paul Huff*	Quarterly Report on Form 10-Q for the period ended March 31, 2011, File No. 0-21392, as Exhibit 10.1	May 10, 2011

10.20	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.5	December 23, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.21	Letter Agreement with Stuart Sedlack, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.3	December 23, 2011

10.22	Letter Agreement with John Thero, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.1	December 23, 2011

10.23	Letter Agreement with Paul Huff, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.2	December 23, 2011

10.24	Letter Agreement with Paresh Soni, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.4	December 23, 2011

10.25	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Current Report on Form 8-K dated February 16, 2012, File No. 0-21392, as Exhibit 10.1	February 16, 2012

10.26	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Form S-8, File No. 333-180180, as Exhibit 4.1	March 16, 2012

10.27	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Form S-8, File No. 333-180180, as Exhibit 4.2	March 16, 2012

10.28	Compromise Agreement, dated October 16, 2009, between the Company and Alan Cooke	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.95	October 22, 2009

10.29	Warrant Agreement, dated October 16, 2009, between the Company and Thomas G. Lynch*	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.96	October 22, 2009

10.30	Employment Agreement dated November 5, 2009 with John F. Thero*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.104	December 14, 2009

10.31	Compromise Agreement dated December 10, 2009 with Tom Maher*	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.3	December 14, 2009

10.32	Transitional Employment Agreement, dated August 16, 2010, between the Company and Declan Doogan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.38	March 16, 2011

10.33	Resignation and Release Agreement, dated November 9, 2010, between the Company and Colin Stewart*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.41	March 16, 2011

10.34	Employment Agreement, effective December 31, 2010, between the Company and Joseph S. Zakrzewski*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.43	March 16, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.35	Consulting Agreement, dated November 10, 2010, between the Company and Joseph S. Zakrzewski*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.45	March 16, 2011

10.36	Amended and Restated Employment Agreement with Joe Zakrzewski, dated October 20, 2011*	Current Report on Form 8-K dated October 20, 2011, File No. 0-21392, as Exhibit 10.1	October 20, 2011

10.37	Stuart Sedlack offer letter, dated August 1, 2007*	Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 0-21392, as Exhibit 10.1	November 8, 2011

10.38	Sale and Purchase Agreement, dated March 14, 2003, between F. Hoffmann-La Roche Limited, Hoffmann-La Roche Inc., and the Company	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 4.22	April 24, 2003

10.39	Share Purchase Agreement, dated October 8, 2004 between the Company, Vida Capital Partners Limited and the Vendors named therein	Registration Statement on Form F-3, File No. 333-121431, as Exhibit 4.24	December 20, 2004

10.40	Agreement, dated January 18, 2007, between Neurostat Pharmaceuticals Inc., Amarin Pharmaceuticals Ireland Limited, the Company and Mr. Tim Lynch	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.62	May 19, 2008

10.41	Development and License Agreement dated March 6, 2007 between Amarin Pharmaceuticals Ireland Limited and Elan Pharma International Limited ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.67	May 19, 2008

10.42	Termination and Assignment Agreement, dated July 21, 2009 between Elan Pharma International Limited and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.90	October 22, 2009

10.43	Form of Purchase Agreement, dated June 1, 2007, between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.69	May 19, 2008

10.44	Form of Equity Securities Purchase Agreement for U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.5	December 17, 2007

10.45	Form of Equity Securities Purchase Agreement for Non-U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.6	December 17, 2007

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.46	Form of Debt Securities Purchase Agreement, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.7	December 17, 2007

10.47	Stock Purchase Agreement, dated December 5, 2007, between the Company, the selling shareholders of Ester Neurosciences Limited, Ester Neurosciences Limited and Medica II Management L.P. ††	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	January 28, 2008

10.48	Letter Agreement, dated December 6, 2007, between the Company and the Sellers’ Representative of the selling shareholders of Ester Neurosciences Limited	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	February 1, 2008

10.49	Amendment No. 1 to Stock Purchase Agreement, dated April 7, 2008, between the Company and Medica II Management L.P.	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.79	May 19, 2008

10.50	Securities Purchase Agreement, dated May 12, 2008, among the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.80	October 22, 2009

10.51	Form of Securities Purchase Agreement, dated May 13, 2008, between the Company and the Purchasers named therein ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.81	May 19, 2008

10.52	Amendment and Waiver Agreement, dated May 25, 2009, between Ester Neurosciences Limited, Medica II Management L.P. and the Company††	Annual Report on Form 20-F/A for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.88	December 4, 2009

10.53	Bridge Loan Agreement, dated July 31, 2009 between the Company and the Lenders identified therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.93	October 22, 2009

10.54	Amendment No. 1 to Bridge Loan Agreement, dated September 30, 2009, between the Company and the Lenders identified therein	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.21	March 16, 2011

10.55	Form of Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.94	October 22, 2009

10.56	Amendment No. 1, dated December 2, 2009, to Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.105	December 14, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.57	Master Services Agreement, dated September 29, 2009, between Medpace Inc. and Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.92	October 22, 2009

10.58	Amendment Agreement dated October 12, 2009, to the Form of Equity Securities Purchase Agreement dated May 13, 2008 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.97	October 22, 2009

10.59	Management Rights Deed of Agreement dated October 16, 2009 by and among the Company and Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2009, File No. 0-21392, as Exhibit 4.100	June 25, 2010

10.60	Supply Agreement, dated November 1, 2010, between Nisshin Pharma Inc. and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.40	March 16, 2011

10.61	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.2	August 9, 2011

10.62	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.6	August 8, 2008

10.63	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended September 30, 2012, File No. 0-21392, as Exhibit 10.1	November 8, 2012

10.64	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.1	August 9, 2011

10.65	Amendment to API Commercial Supply Agreement, dated October 19, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited††	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.51	February 29, 2012

10.66	Second Amendment to API Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited dated January 9, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2012, File No. 0-21392, as Exhibit 10.1	May 5, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.67	Third Amendment to API Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Equateq Limited dated May 7, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2012, File No. 0-21392, as Exhibit 10.2	May 5, 2012

10.68	Irrevocable License Agreement dated as of April 11, 2011, as amended by the First Amendment to Irrevocable License Agreement dated as of May 9, 2011, each by Amarin Pharmaceuticals Ireland Ltd. and Bedminster 2 Funding, LLC	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.3	August 9, 2011

10.69	Second Amendment to Irrevocable License Agreement, by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.4	August 8, 2008

10.70	Third Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated July 17, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.5	August 8, 2008

10.71	Fourth Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated December 15, 2012	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.71	February 28, 2012

10.72	Online Office Agreement dated as of September 30, 2011 by Amarin Corporation plc and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 0-21392, as Exhibit 10.2	November 8, 2011

10.73	Lease Agreement, dated January 22, 2007, between the Company, Amarin Pharmaceuticals Ireland Limited and Mr. David Colgan, Mr. Philip Monaghan, Mr. Finian McDonnell and Mr. Patrick Ryan	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.71	March 5, 2007

10.74	Lease Agreement dated May 8, 2013, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC.	Quarterly Report on Form 10-Q for the period ended March 31, 2013, File No. 0-21392, as Exhibit 10.1	May 9, 2013

10.75	Lease Agreement dated November 28, 2011, by the Company, 534 East Middle Turnpike, LLC, Peter Jay Alter, as Trustee of the Leon C. Lech Irrevocable Trust under Declaration of Trust dated October 14, 1980 and Ferndale Realty, LLC	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.61	February 29, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.76	Sublease Agreement by and among Advance Realty Management, Inc., Bedminster 2 Funding, LLC and Amarin Pharma Inc., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.3	August 8, 2008

10.77	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP††	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.76	February 28, 2012

10.78	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2014, File No. 0-21392, as Exhibit 10.1	May 9, 2014

10.79	Form of Amendment to October 2009 Form of Warrant	Current Report on Form 8-K dated October 16, 2014, File No. 0-21392, as Exhibit 10.1	October 16, 2014

10.80	Second Amendment to Lease Agreement by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated January 23, 2014	Filed herewith

10.81	Third Amendment to Lease Agreement dated May 8, 2013, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated April 3, 2014	Filed herewith

14.1	Code of Ethics	Registration Statement on Form F-3, File No. 333-170505, as Exhibit 99.1	November 10, 2010

16.1	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission dated March 6, 2014	Current Report on Form 8-K, File No. 0-21392, as Exhibit 16.1	March 6, 2014

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Label Linkbase Document

101	PRE XBRL Taxonomy Presentation Linkbase Document

††	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:
/s/ John F. Thero
John F. Thero
President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2015

/s/ Michael J. Farrell Michael J. Farrell	Vice President, Finance (Principal Financial and Accounting Officer)	March 3, 2015

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman	Director	March 3, 2015

/s/ James Healy, M.D., Ph.D. James Healy, M.D., Ph.D.	Director	March 3, 2015

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	March 3, 2015

/s/ Kristine Peterson Kristine Peterson	Director	March 3, 2015

/s/ David Stack David Stack	Director	March 3, 2015

/s/ Jan van Heek Jan van Heek	Director	March 3, 2015

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	March 3, 2015

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Amarin Corporation plc

We have audited the accompanying consolidated balance sheet of Amarin Corporation plc as of December 31, 2014, and the related consolidated statements of statement of operations, stockholders’ deficit and cash flow for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarin Corporation plc at December 31, 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amarin Corporation plc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amarin Corporation plc

Dublin, Ireland

We have audited the accompanying consolidated balance sheet of Amarin Corporation plc and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amarin Corporation plc and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2014

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$119,539	$191,514
Restricted cash	600	1,000
Accounts receivable, net	7,842	3,645
Inventory, current	13,733	21,209
Deferred tax assets	934	471
Other current assets	2,633	1,563

Total current assets	145,281	219,402

Property, plant and equipment, net	381	579
Inventory, long-term	—	5,482
Deferred tax assets	12,556	11,944
Other non-current assets	2,826	4,360
Intangible asset, net	10,063	10,709

TOTAL ASSETS	$171,107	$252,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$8,525	$6,375
Current portion of long-term debt	15,394	12,974
Warrant derivative liability	119	6,894
Deferred revenue	—	1,703
Accrued expenses and other current liabilities	16,268	9,594

Total current liabilities	40,306	37,540

Long-Term Liabilities:
Exchangeable senior notes, net of discount	121,846	149,317
Long-term debt	89,617	87,717
Long-term debt derivative liabilities	7,400	11,100
Other long-term liabilities	386	658

Total liabilities	259,555	286,332

Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Common stock, £0.50 par value, unlimited authorized; 174,610,451 issued, 174,590,372 outstanding at December 31, 2014; 172,691,063 issued, 172,670,984 outstanding at December 31, 2013	143,113	141,477
Additional paid-in capital	738,890	738,754
Treasury stock; 20,079 shares at December 31, 2014 and 2013	(217)	(217)
Accumulated deficit	(970,234)	(913,870)

Total stockholders’ deficit	(88,448)	(33,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$171,107	$252,476

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Product revenues, net	$54,202	$26,351	$—
Less: Cost of goods sold	20,485	11,912	—

Gross margin	33,717	14,439	—

Operating expenses:
Selling, general and administrative	79,346	123,795	57,794
Research and development	50,326	72,750	58,956

Total operating expenses	129,672	196,545	116,750

Operating loss	(95,955)	(182,106)	(116,750)
Gain (loss) on change in fair value of derivative liabilities	13,472	47,710	(35,344)
Gain on extinguishment of debt	38,034	—	—
Interest expense	(18,575)	(34,179)	(18,091)
Interest income	96	343	544
Other income (expense), net	3,727	(1,189)	(427)

Loss from operations before taxes	(59,201)	(169,421)	(170,068)
Benefit from (provision for) income taxes	2,837	3,194	(9,116)

Net loss	$(56,364)	$(166,227)	$(179,184)

Loss per share:
Basic	$(0.32)	$(1.03)	$(1.24)
Diluted	$(0.36)	$(1.28)	$(1.24)

Weighted average shares:
Basic	173,719	161,022	144,017
Diluted	173,824	167,070	144,017

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
At January 1, 2012	135,832,542	$113,321	$449,393	$(217)	$(568,459)	$(5,962)
Exercise of warrants	11,047,579	8,540	8,180	—	—	16,720
Exercise of stock options	3,380,413	2,659	5,546	—	—	8,205
Vesting of restricted stock units	97,398	76	(76)	—	—	—
Conversion option contained in exchangeable notes	—	—	22,898	—	—	22,898
Tax benefits realized from stock-based compensation	—	—	11,334	—	—	11,334
Transfer of fair value of warrants exercised from liabilities to equity	—	—	103,885	—	—	103,885
Share issuances for services	3,001	1	31	—	—	32
Stock-based compensation	—	—	18,075	—	—	18,075
Net loss	—	—	—	—	(179,184)	(179,184)

At December 31, 2012	150,360,933	$124,597	$619,266	$(217)	$(747,643)	$(3,997)
Exercise of warrants	147,050	113	47	—	—	160
Exercise of stock options	386,000	292	335	—	—	627
Stock issued in July financing	21,700,000	16,401	104,805			121,206
Vesting of restricted stock units	93,048	71	(71)	—	—	—
Tax provision on stock-based compensation	—	—	(361)	—	—	(361)
Transfer of fair value of warrants exercised from liabilities to equity	—	—	24	—	—	24
Share issuances for services	4,032	3	24	—	—	27
Stock-based compensation	—	—	14,685	—	—	14,685
Net loss	—	—	—	—	(166,227)	(166,227)

At December 31, 2013	172,691,063	$141,477	$738,754	$(217)	$(913,870)	$(33,856)
Exercise of warrants	1,684,888	1,443	208	—	—	1,651
Exercise of stock options	234,500	193	114	—	—	307
Reacquisition of conversion option in convertible notes	—	—	(10,100)	—	—	(10,100)
Tax provision on stock-based compensation	—	—	(2,299)	—	—	(2,299)
Stock-based compensation	—	—	9,022	—	—	9,022
Refund of equity issuance costs	—	—	3,191	—	—	3,191
Net loss	—	—	—	—	(56,364)	(56,364)

At December 31, 2014	174,610,451	$143,113	$738,890	$(217)	$(970,234)	$(88,448)

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,364)	$(166,227)	$(179,184)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	198	246	180
Stock-based compensation	9,022	14,685	18,075
Stock-based compensation—warrants	(503)	(3,703)	247
Excess tax provision (benefit) from stock-based awards	2,299	361	(11,334)
Amortization of debt discount and debt issuance costs	5,863	17,631	12,856
Amortization of intangible asset	646	646	269
Foreign exchange loss on intangible asset	—	—	519
(Gain) loss on changes in fair value of derivative liabilities	(13,472)	(47,710)	35,344
Gain on extinguishment of debt	(38,034)	—	—
Deferred income taxes	(3,614)	(3,434)	(3,714)
Change in lease liability	—	6	(50)
Shares issued for services	—	27	32
Changes in assets and liabilities:
Restricted cash	400	(1,000)	—
Accounts receivable	(4,197)	(3,645)	—
Other current and prepaid assets	(1,053)	1,690	(1,416)
Inventories	12,958	(5,429)	(21,262)
Other non-current assets	4,014	591	(1,060)
Accrued interest payable	2,420	10,454	2,520
Deferred revenue	(1,703)	1,703	—
Accounts payable and other current liabilities	8,811	(7,228)	25,675

Net cash used in operating activities	(72,309)	(190,336)	(122,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(14)	(549)
Purchase of long-term investment	—	—	(1,650)
Purchase of intangible asset	—	—	(12,143)

Net cash used in investing activities	—	(14)	(14,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	121,206	—
Refund of equity issuance costs	3,191	—	—
Proceeds from exercise of stock options, net of transaction costs	307	627	8,205
Proceeds from exercise of warrants, net of transaction costs	1,651	160	16,720
Proceeds on issuance of exchangeable senior notes, net of transaction costs	—	—	144,316
Proceeds from long-term debt, net of transaction costs	—	—	99,730
Debt issuance costs	(2,480)	—	—
Excess tax (provision) benefit from stock-based awards	(2,299)	(361)	11,334
Payments under capital leases	(36)	(10)	(20)

Net cash provided by financing activities	334	121,622	280,285
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(71,975)	(68,728)	143,640
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	191,514	260,242	116,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,539	$191,514	$260,242

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,033	$6,090	$2,713

Income taxes	$781	$1,395	$1,118

Supplemental disclosure of non-cash items:
Reclass of warrant liability to additional paid-in capital	$—	$24	$103,885

Reacquisition of conversion option in convertible notes	$10,100	$—	$—

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. The Company began selling and marketing Vascepa in the United States in January 2013. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, the Company entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014 in conjunction with the promotion of Kowa Pharmaceutical America, Inc.’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

At December 31, 2014, the Company had cash and cash equivalents of $119.5 million. The Company’s consolidated balance sheets also include derivative liabilities as well as long term debt and exchangeable senior notes. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, and May 2014 exchangeable senior notes, or the 2014 Notes, may be redeemed on or after January 19, 2017 and January 19, 2019, respectively, at the option of the holders and it is not puttable by the holders prior to these dates except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the warrant derivative liability, long term debt and exchangeable senior notes do not present a short term claim on the liquid assets of the Company.

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

Use of Estimates

The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, valuation allowance on deferred taxes, amounts recorded for contingencies and accruals, and valuations of derivative and long-term debt instruments. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. The results of operations for the years ended December 31, 2014 and 2013, respectively, are not necessarily indicative of the results for any future period.

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of the Company’s accounting estimates, including but not limited to, determining the estimated fair values of derivatives, debt instruments and intangible assets, and evaluating the need for valuation allowances for deferred tax assets. Such forecasted financial information is comprised of numerous assumptions regarding the Company’s future revenues, cash flows, and operational results. Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances. Because of the inherent nature of forecasts, however, actual results may differ from these forecasts. Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ from previous estimates.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of December 31, 2014, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following table summarizes activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2014 and 2013 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at January 1, 2014	$1,071	$1,137	$72	$189	$2,469
Provision related to current period sales	8,157	12,753	397	11,153	32,460
Provision related to prior period sales	(29)	(80)	12	(31)	(128)
Credits/payments made for current period sales	(5,950)	(9,143)	—	(10,338)	(25,431)
Credits/payments made for prior period sales	(1,042)	(1,057)	—	(181)	(2,280)

Balance at December 31, 2014	$2,207	$3,610	$481	$792	$7,090

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at January 1, 2013	$—	$—	$—	$—	$—
Provision related to current period and deferred sales	4,178	4,282	72	3,114	11,646
Credits/payments made for current period and deferred sales	(3,107)	(3,145)	—	(2,925)	(9,177)

Balance at December 31, 2013	$1,071	$1,137	$72	$189	$2,469

The following table summarizes product revenue recognized and deferred during the years ended December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Product revenue recognized, net	$54,202	$26,351
Deferred product revenue	—	1,703

	$54,202	$28,054

In conjunction with the Company’s recognition and deferral of product revenues, the Company expensed and capitalized the associated cost of goods, as follows, during the years ended December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Cost of goods sold expensed	$20,485	$11,912
Finished goods inventory held by others	—	627

	$20,485	$12,539

Distribution Costs

The Company records distribution costs related to shipping product to its customers, primarily through the use of common carriers or external distribution services, in cost of goods sold.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, deposits with banks and short term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. Restricted cash represents cash and cash equivalents pledged to guarantee repayment of certain expenses which may be incurred for business travel under corporate credit cards held by employees.

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 30 days and are stated at amounts due from customers. The Company does not currently maintain an allowance for doubtful accounts and has not historically experienced any credit losses.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Gross trade accounts receivable	$10,215	$4,812
Trade allowances	(2,207)	(1,143)
Chargebacks	(166)	(24)

Accounts receivable, net	$7,842	$3,645

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

Costs for Patent Litigation and Legal Proceedings

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Deferred Revenue

As of December 31, 2013, deferred revenue represents product shipments to Distributors for which the Company has invoiced the Distributors but not recognized as revenue because the product was not reported to the Company as having been resold for the purpose of filling prescriptions. Commencing on January 1, 2014, the Company recognizes revenue based on product shipments to its Distributors and as a result, no deferred revenue was recorded as of December 31, 2014.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include costs of salaries, programs and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of Vascepa in the United States for the MARINE indication as well as co-promotion fees payable to Kowa Pharmaceuticals America, Inc. Also included as part of selling, general and administrative costs is warrant related income from non-cash changes in fair value of the derivative liability associated with warrants issued in October 2009 to former officers of Amarin which is recorded as compensation income.

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows:

In thousands	2014	2013	2012
Net loss—basic	$(56,364)	$(166,227)	$(179,184)
Gain on warrant derivative liability	(6,775)	(47,936)	—

Net loss—diluted	(63,139)	(214,163)	(179,184)
Net loss per share—basic	$(0.32)	$(1.03)	$(1.24)
Weighted average shares outstanding—basic	173,719	161,022	144,017
Effect of dilutive warrants	105	6,048	—

Weighted average shares outstanding—diluted	173,824	167,070	144,017
Net income loss per share—diluted	$(0.36)	$(1.28)	$(1.24)

For the years ended December 31, 2014, 2013 and 2012, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	2014	2013	2012
Stock options	10,670	9,330	10,892
Restricted stock and restricted stock units	2,256	196	465
Warrants	—	1,702	9,937
Exchangeable senior notes (if converted)	49,215	17,021	17,021

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

The conversion options in both the 2012 Notes and 2014 Notes continue to be evaluated on a quarterly basis to determine if they still receive an exception from derivative accounting in accordance with ASC 815-40. The 2014 Notes were recognized initially at fair value as part of an extinguishment of a portion of the 2012 Notes (see further discussion in Note 8). As a result, the debt was initially recognized at a discount of $27.9 million. This discount will be amortized through interest expense over the expected term of the note.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% and 96% of gross product sales for the years ending December 31, 2014 and 2013, respectively and represented 96% and 95% of the gross accounts receivable balance as of December 31, 2014 and 2013, respectively. The Company has not experienced any write-offs of its accounts receivable in the years ended December 31, 2014 and 2013.

Concentration of Suppliers

The Company entered into Vascepa API supply agreements with Nisshin Pharma, Inc., or Nisshin, in 2010. In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc., or Chemport, and BASF (formerly Equateq Limited) for the supply of API. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. (Slanmhor). The Company terminated its agreement with BASF in February 2014. While the Company has contractual freedom to source the API for Vascepa and has entered into supply agreements with multiple suppliers who also rely on other third party suppliers of the key raw material to manufacture the API for Vascepa, Nisshin and Chemport currently supply all of the Company’s API for Vascepa. The Company cannot provide assurance that the efforts of its contractual suppliers will continue to be successful, that it will be able to renew such agreements or that it will be able to enter into new agreements in the future. Any alteration to or termination of the Company’s current API supply, manufacturing, and distribution agreements, its failure to enter into new and similar agreements, or the interruption of the supply of its products under such agreements, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations. For the year ended December 31, 2014, all of the Company’s net product sales were generated from API purchased from Nisshin Pharma, Inc. and Chemport, Inc.

The Company currently relies on Patheon (formerly Banner Pharmacaps) for the encapsulation of Vascepa. The Company has encapsulation agreements with two other commercial API encapsulators. These companies have qualified their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that other suppliers with which the Company has contracted to encapsulate API will be qualified to manufacture the product to its specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa.

Foreign Currency

All subsidiaries use the United States dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into United States dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other income (expense), net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company periodically uses foreign exchange forward contracts to hedge against changes in exchange rates for inventory purchases denominated in foreign currency. As of December 31, 2014, there were no outstanding foreign exchange contracts.

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

The following table presents information about the Company’s assets and liabilities as of December 31, 2014 and 2013 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$65,156	$65,156	$—	$—

Liabilities:
Warrant derivative liability	$119	$—	$—	$119
Long-term debt derivative liabilities	$7,400	$—	$—	$7,400

	December 31, 2013
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$113,474	$113,474	$—	$—

Liabilities:
Warrant derivative liability	$6,894	$—	$—	$6,894
Long-term debt derivative liability	$11,100	$—	$—	$11,100

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$89,617	$81,000	$87,717	$75,700
2012 Notes	31,266	25,689	149,317	106,600
2014 Notes	90,580	75,533	—	—

The estimated fair value of the long-term debt pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Derivative Liabilities below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices. The carrying value of the 2012 Notes at December 31, 2014 and 2013 includes a debt discount of zero and $0.7 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2012 Notes. The carrying value of the 2014 Notes at December 31, 2014 includes a debt discount of $28.2 million which is being amortized as non-cash interest expense over the expected term of the 2014 Notes. The change in the estimated fair values of these liabilities from December 31, 2013 to December 31, 2014 is largely related to the issuance of the 2014 Notes and the quoted bond prices.

Warrant Derivative Liability

The Company’s warrant derivative liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The initial fair value of the warrant derivative liability at the date of issuance in October 2009 was determined to be $48.3 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 2.37%, (ii) remaining term of 5 years, (iii) no dividend yield, (iv) volatility of 119%, and (v) the stock price on the date of measurement. Effective October 16, 2014, the Company entered into a series of warrant amendment agreements (collectively, the “Warrant Amendments”) in order to extend the expiration date of certain outstanding warrants (collectively, the “Warrants”) from its previously scheduled expiration date of October 16, 2014 to the close of business on February 27, 2015.

At December 31, 2013, the fair value of the warrant derivative liability was determined to be $6.9 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.12%, (ii) remaining term of 0.8 years, (iii) no dividend yield (iv) volatility of 99%, and (v) the stock price on the date of measurement. For the year ended December 31, 2013, the $47.9 million decrease in the fair value of the warrants, net of exercises, was recognized as: (i) a $44.2 million gain on change in fair value of the remaining derivative liability and (ii) $3.7 million in compensation income for change in fair value of warrants issued to former employees. Both amounts are included within the consolidated statement of operations for the year ended December 31, 2013. As of December 31, 2014, the fair value of the warrant derivative liability was determined to be $0.1 million using the Black-Scholes option valuation applying the following assumptions: (i) risk-free rate of 0.04%, (ii) remaining term of 0.16 years, (iii) no dividend yield (iv) volatility of 79%, and (v) the stock price on the date of measurement. The $6.8 million decrease in the fair value of the warrants during the year was recognized as: (i) a $6.3 million gain on change in fair value of the remaining derivative liability and (ii) $0.5 million in compensation income for change in fair value of warrants issued to former employees. Both amounts are included within the consolidated statement of operations for the year ended December 31, 2014.

The fair value of this warrant liability is determined using the Black-Scholes option valuation method and is therefore sensitive to changes in the market price and volatility of the Company’s common stock, among other factors. In the event of a hypothetical 10% increase in the market price of the Company’s common shares ($1.08 based on the $0.98 market price of the Company’s stock at December 31, 2014) on which the December 31, 2014 valuation was based, the value of the derivative liability would have increased by $0.1 million. Such increase would have been reflected as a loss on change in fair value of derivative liabilities and as an increase in warrant compensation expense within the statement of operations. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value asset measurement.

Long-Term Debt Derivative Liabilities

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 8 below) contains a redemption feature whereby, upon a change of control, the Company would have been required to pay $140 million, less any previously repaid amount, if the change of control occurred on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 3.6 years, (ii) coupon rates of between 9.8% and 10.8% and (iii) market yields of between 10.0% and 16.8%. The Company recognized a $6.3 million gain on change in fair value of derivative liability for the year ended December 31, 2014. At December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 3.3 and 6.6 years, (ii) coupon rates of between 9.9% and 12.5% and (iii) market yields of between 9.0% and 29.4%. The Company recognized a $3.5 million gain on change in fair value of derivative liability for the year ended December 31, 2013.

The Company’s 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined this redemption feature to be an embedded derivative, requiring bifurcation in accordance with ASC 815. The derivative is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 24.8%, (iii) a risk-free interest rate of 2.7% and (iv) volatility of 82.0%. The Company recognized a $0.9 million gain on change in fair value of derivative liability for the year ended December 31, 2014.

Any changes in the assumptions used to value the derivative liabilities, including the probability of a change in control, could result in a material change to the carrying value of such liabilities.

The change in the fair value of derivative liabilities is as follows (in thousands):

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Totals
Balance at December 31, 2012	$54,854	$14,577	$69,431

Gain on change in fair value of derivative liabilities	(44,233)	(3,477)	(47,710)
Compensation income for change in fair value of warrants issued to former employees	(3,703)	—	(3,703)
Transfers to equity	(24)	—	(24)

Balance at December 31, 2013	$6,894	$11,100	$17,994

Record initial fair value of derivative liability on 2014 senior notes	—	3,500	3,500
Gain on change in fair value of derivative liabilities	(6,272)	(7,200)	(13,472)
Compensation income for change in fair value of warrants issued to former employees	(503)	—	(503)

Balance at December 31, 2014	$119	$7,400	$7,519

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

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company is required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard is not expected to have an impact on the Company’s consolidated financial statements.

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

(3)    Intangible Assets

Intangible assets as of December 31, 2014 are as follows:

	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology rights	$11,624	$(1,561)	$10,063	15.6

Amortization expense for each of the years ended December 31, 2014 and 2013 was $0.6 million and is included in research and development expense. Estimated future amortization expense, based upon the Company’s intangible assets as of December 31, 2014 is as follows:

Year Ending December 31,	Amount
2015	$646
2016	646
2017	646
2018	646
2019	646
Thereafter	6,833

Total	$10,063

(4)    Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials, current	$5,225	$4,246
Work in process	4,757	11,310
Finished goods	3,751	5,026
Finished goods inventory held by others	—	627

Total inventory, current	13,733	21,209

Raw materials, long-term	—	5,482

Total inventory	$13,733	$26,691

During the years ended December 31, 2014 and 2013, the Company wrote off zero and $1.8 million, respectively, of inventories deemed to be unrecoverable. In addition, as of December 31, 2014 and 2013, zero and $5.5 million, respectively, of raw material inventory was reclassified to long-term inventory, as it was not anticipated to be sold within the next twelve months based on current estimates.

(5)    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Leasehold improvements	$107	$107
Computer equipment	63	63
Furniture and fixtures	240	240
Software	559	559

	969	969
Accumulated depreciation and amortization	(588)	(390)
Construction in progress	—	—

	$381	$579

Depreciation expense for each of the years ended December 31, 2014, 2013, and 2012 was $0.2 million.

(6)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Payroll and payroll-related expenses	$3,525	$2,112
Research and development expenses (1)	4,391	—
Sales and marketing accruals	1,509	2,922
Accrued revenue allowances	4,717	1,216
All other	2,126	3,344

	$16,268	$9,594

(1)	Research and development accruals are based on the timing of clinical trial activities and related progress payments. As of December 31, 2013, the Company was in a prepaid position related to such expenses.

(7)    Warrants and Warrant Derivative Liability

The Company had 8,087,388 warrants to purchase common shares outstanding at December 31, 2014 at a weighted-average exercise price of $1.50, as described below.

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

The fair value of this warrant derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations. Upon exercise, the fair value of the warrants exercised is remeasured and reclassified from warrant derivative liability to additional paid-in-capital. Although the warrants contain a pricing variability feature, the number of warrants issuable remains fixed. Therefore, the maximum number of common shares issuable as a result of the October 2009 private placement is 36.1 million. The change in fair value of the warrant derivative liability is discussed in Note 2.

As of December 31, 2014, October 2009 warrants remained outstanding to purchase up to an aggregate of 8,087,388 of the ordinary shares of the Company at $1.50 per share. In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015.

July 2009 Warrants

The Company issued several warrants in July 2009. As of December 31, 2014, there are no July 2009 warrants outstanding, while at December 31, 2013 these warrants were classified as equity instruments and included in the Company’s consolidated balance sheet within additional paid-in-capital. During the year ended December 31, 2014, 1,684,888 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $1.7 million. During the year ended December 31, 2013, 120,000 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $0.1 million.

(8)    Debt

Long-Term Debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. As of December 31, 2014, the remaining amount to be repaid to BioPharma is $144.4 million. During the year ended December 31, 2014, the Company made repayments under the agreement of $4.8 million to BioPharma and an additional $1.6 million is scheduled to be paid in February 2015 for the fourth quarter of 2014. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid thereafter in accordance with the following schedule: $10.0 million in the second quarter of 2015 and in each of the next three quarters, $15.0 million per quarter in each of the next four quarters, and a final payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced and with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. The Company can prepay an amount equal to $150 million less any previously repaid amount.

The Company currently estimates that its Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with the amounts in the repayment schedule. For each quarterly period since the inception of the debt, revenues were below the contractual threshold amount such that cash payments were calculated for each period reflecting the optional reduction amount as opposed to the contractual threshold payment due for each quarterly period. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred repayments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold limitation based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary, prospectively.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a gain on change in fair value of derivative liability of $6.3 million and $3.5 million during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company recorded $7.2 million and $1.9 million of cash and non-cash interest expense, respectively, on the BioPharma debt. During the year ended December 31, 2013, the Company recorded $11.3 million and $2.6 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012 Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032, a portion of which were subsequently exchanged (see discussion of May 2014 Exchangeable Senior Notes below). The 2012 Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s other subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2012 Notes and 2014 Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 3,547,916 ADSs after the May 2014 exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange). Based on the closing price of the Company’s stock at December 31, 2014, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $27.8 million.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option is being amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of December 31, 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of December 31, 2014, the debt discount was fully amortized and the carrying value of the 2012 Notes was $31.3 million after an exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange).

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

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock at December 31, 2014, the principal amount of the 2014 Notes would exceed the value of the shares if converted on that date by $74.0 million.

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

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and recognized those costs as deferred assets. The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above), which will be measured at fair value on an ongoing basis. During the year ended December 31, 2014, the Company recognized a $0.9 million gain on the change in fair value of the redemption feature. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of December 31, 2014, the carrying value of the 2014 Notes was $90.6 million. During the year ended December 31, 2014, the Company recognized aggregate interest expense of $9.5 million related to the Notes, of which $4.2 million represents non-cash interest and $5.3 million, represents contractual coupon interest. At December 31, 2014 and 2013, the Company had accrued interest on the Notes of $2.4 million in each year, which is included in other current liabilities. The Company made the contractual interest payments due on the Notes during the years ended December 31, 2014 and 2013 of $5.3 million.

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

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2014, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position or profitability. No governmental proceedings are pending or, to its knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Leases

The Company leases office space and office equipment under operating and capital leases. Future minimum lease payments under these leases as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,	Operating
2015	$636
2016	617
2017	628
2018	158
2019	—

Total	$2,039

On September 30, 2011, the Company entered into an agreement for 320 square feet of office space at 2 Pembroke House, Upper Pembroke Street 28-32 in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The agreement began November 1, 2011 and terminates on October 31, 2015 and can be extended automatically for successive one year periods. Monthly rent is approximately €2,800 (approximately $3,400). The agreement can be terminated by either party with three months prior written notice.

On July 1, 2011, the Company leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on March 31, 2018, and may also be terminated with six months prior notice. On December 6, 2011 the Company leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, the Company leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, the Company entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. Additionally, in January 2015, the Company executed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015.

Total rent expense during the years ended 2014, 2013 and 2012 was approximately $1.0 million, $1.0 million, and $0.6 million, respectively.

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

Chemport was approved by the FDA to manufacture API for commercial sale in April 2013. The Company began purchasing commercial supply from Chemport in 2013. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. The 2011 supply agreement with Chemport includes commitments for the Company to fund (i) certain development fees, (ii) material purchases for initial raw materials, which amount will be credited against future API purchases and (iii) a raw material purchase commitment. During the year ended December 31, 2014, the Company made payments of $6.7 million to Chemport.

Chemport together with Nisshin are currently the two manufacturers from which the Company purchases API. The Company has no royalty, milestone or minimum purchase commitments with Nisshin.

The API supply agreement with BASF terminated in February 2014. In April 2014, the Company reached a settlement agreement with BASF under which it received a refund for material purchases of $3.0 million, included as other income in the statement of operations. The Company made payments of $3.1 million to BASF related to development and supply commitments through December 31, 2014.

The Company made payments of $6.2 million to the Slanmhor consortium related to development fees and other provisions through December 31, 2014 and during the year ended December 31, 2014 and 2013, made payments of $0.4 million and $6.1 million, respectively, to the Slanmhor consortium related to stability and technical batches and advances on anticipated future API purchases.

Pursuant to the agreements with the Company’s suppliers, there is a total of $55.5 million that is potentially payable over the term of such agreements based on minimum purchase obligations.

•

Concurrent with its entry into one of its API supply agreements, the Company agreed to make a non-controlling minority share equity investment in the supplier of $3.3 million. The Company invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, the Company entered into an equity sale and purchase agreement between this supplier and a third party in which the Company agreed to sell approximately $1.3 million of its investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. In August 2014, the Company entered into a second equity sale and purchase agreement between this supplier and another third party in which the Company agreed to sell approximately $1.0 million of the remaining investment. This transaction closed in the fourth quarter of 2014. The carrying amount of the investment of $0.2 million and $3.3 million as of December 31, 2014 and 2013, respectively, is included in other long term assets and is accounted for under the cost method.

•

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.7 million at December 31, 2014). Also under the Laxdale agreement, upon receipt of a marketing approval in the U.S. or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.8 million at December 31, 2014) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.5 million at December 31, 2014).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated at December 31, 2014.

(10)    Equity

During the year ended December 31, 2014, the Company received a refund of $3.2 million for UK stamp duty taxes paid in prior periods related to the issuance of common stock. Such proceeds were recorded as an increase to additional paid-in capital.

During the years ended December 31, 2014 and 2013, the Company issued 234,500 and 386,000 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.3 million during the year ended December 31, 2014 and $0.6 million during the year ended December 31, 2013. In addition, during the year ended December 31, 2014 and 2013, the Company issued 1,684,888 and 147,050 shares, respectively, as a result of the exercise of warrants, resulting in gross and net proceeds of $1.7 million during the year ended December 31, 2014 and $0.2 million during the year ended December 31, 2013.

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

(11)    Income Taxes

As of December 31, 2014 and 2013, interest and penalties related to any uncertain tax positions have been insignificant. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.4 million as of December 31, 2014, as compared to $1.7 million as of December 31, 2013.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Beginning uncertain tax benefits	$1,674	$1,243	$997
Current year—increases	1,067	687	294
Current year—decreases for lapses in statutes of limitations	(254)	(256)	(48)

Ending uncertain tax benefits	$2,487	$1,674	$1,243

The Company files income tax returns in the U.S., Ireland and United Kingdom. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2014:

Jurisdiction	Tax Years
United States (Federal and State)	2011-2014
Ireland	2009-2014
United Kingdom	2013-2014

The Company expects gross liabilities of $439,000 to expire in 2015 based on statutory lapses.

The components of loss from operations before taxes were as follows at December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
United States	$(7,331)	$(9,234)	$1,874
Ireland and United Kingdom	(51,870)	(160,187)	(171,942)

	$(59,201)	$(169,421)	$(170,068)

The (benefit) expense from income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Current:
Federal-U.S.	$660	$122	$10,265
State-U.S.	117	118	2,565

Total Current	$777	$240	$12,830

Deferred:
Federal-U.S.	(3,689)	(4,065)	(2,803)
State-U.S.	(226)	631	(911)
Ireland and United Kingdom	3,335	(33,106)	(22,515)
Change in valuation allowance	(3,034)	33,106	22,515

Total Deferred	$(3,614)	$(3,434)	$(3,714)

	$(2,837)	$(3,194)	$9,116

The (benefit) expense from income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Benefits from taxes at statutory rate	$(14,786)	$(42,355)	$(42,517)
Rate differential	9,493	18,494	13,249
Change in valuation reserves	(3,034)	33,106	22,515
Warrant derivative liabilities	(2,706)	(11,984)	8,904
Gain on extinguishment of debt	(9,509)	—	—
Research and development credits	(1,455)	(2,008)	(48)
Tax return to provision adjustments	10,026	125	375
Cumulative translation adjustment	8,061	(280)	—
Permanent and other	1,073	1,708	6,638

	$(2,837)	$(3,194)	$9,116

During 2014, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts reported on its filed 2013 foreign tax returns, primarily for the impact of US GAAP to local statutory adjustments. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets for non-US entities.

The Company is subject to corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2014, 2013 and 2012, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate.

The income tax effect of each type of temporary difference comprising the net deferred tax asset at December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating losses	$80,096	$85,724
Stock based compensation	15,600	11,660
Depreciation	(90)	(126)
Tax credits	2,141	1,256
Other reserves and accrued liabilities	1,708	2,900

Gross deferred tax asset	99,455	101,414
Less: valuation allowance	(85,965)	(88,999)

	$13,490	$12,415

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, UK, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Beginning valuation allowance	$88,999	$55,894
Increase as reflected in income tax expense	5,081	32,999
Cumulative translation adjustment	(8,115)	106

Ending valuation allowance	$85,965	$88,999

The Company has combined Irish, UK, and Israeli net operating loss carryforwards of $513.3 million, which do not expire. The total net operating loss carryforwards decreased by approximately $14.9 million from the prior year primarily as a result of the impact of foreign exchange rate changes and adjustments to reconcile the financial statement accounts to the amounts reported on the filed 2013 foreign tax returns, which were in excess of current year taxable losses generated in these countries. In addition, the Company has available U.S. Federal tax credit carryforwards of $6.2 million and state tax credit carryforwards of $1.4 million. These amounts exclude the impact of any unrecognized tax benefits. These carryforwards, which will expire starting between 2020 and 2034 may be used to offset future taxable income, if any.

The Company recognized a tax benefit related to the extension of the research and development credits retroactively enacted during the fourth quarter of 2014 and recorded a benefit of approximately $1.4 million for the credit generated during the year.

(12)    Stock Incentive Plans and Stock Based Compensation

On April 29, 2011 the Board, upon the recommendation of the Remuneration Committee, adopted the 2011 Stock Incentive Plan (“2011 Plan”), which was approved by the Company’s shareholders on July 12, 2011. The 2011 Plan replaced the Company’s 2002 Stock Option Plan (“2002 Plan”), which expired on January 1, 2012. The maximum number of the Company’s Ordinary Shares of £0.50 each or any ADS’s, as to be issued under the 2011 Plan shall not exceed the sum of (i) 3.5 million newly authorized Shares available for award and (ii) the number of Shares that remained available for grants under the Company’s 2002 Plan and (iii) the number of

Shares underlying then outstanding awards under the 2002 Plan that could be subsequently forfeited, cancelled, expire or are otherwise terminated. The award of stock options (both incentive and non-qualified options) and restricted stock units, and awards of unrestricted Shares to Directors are permitted. The 2011 Plan is administered by the Remuneration Committee of the Company’s Board of Directors and expires on July 12, 2021.

In addition to the grants under the 2011 Plan, the Company grants nonqualified stock options to employees to purchase the Company’s ordinary shares. These grants are made pursuant to employment agreements on terms consistent with the 2011 Plan.

Under the terms of the 2011 Plan, and grants made pursuant to employment agreements, options typically vest over a four year period, expire after a 10 year term and are granted at an exercise price equal to the closing price of the Company’s American Depository Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2014 (in thousands, except for per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2014	9,330	$6.64
Granted	3,271	1.99
Cancelled/Expired	(1,696)	9.02
Exercised	(235)	1.31

Outstanding, December 31, 2014	10,670	4.95	7.7 years	$—

Exercisable, December 31, 2014	7,263	5.33	7.3 years	$—

Vested and Expected to Vest, December 31, 2014	1,630	6.03	8.2 years	$—

Available for future grant at December 31, 2014	5,578

The weighted average fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was $1.58, $6.18 and $8.79, respectively.

During the years ended December 31, 2014 and 2013, the Company received cash of $0.3 million and $0.6 million from the exercise of options. The intrinsic value of options exercised during 2014 was $0.2 million and $2.4 million during 2013. As of December 31, 2014 and 2013, there was $9.4 million and $15.7 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.4 years. There was a provision of $2.3 million and a provision of $0.4 million for the years ended December 31, 2014 and 2013, respectively, reflected within the consolidated statement of cash flows related to excess tax provision on the U.S. federal level that have been realized as an increase in taxes payable. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight line basis.

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

Employee stock options granted prior to June 30, 2009 generally vested over a three-year service period. Employee stock options granted after June 30, 2009 generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The Company recorded compensation expense in relation to stock options of $7.7 million, $14.3 million and $16.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

For 2014, 2013 and 2012, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2014	2013	2012
Risk free interest rate	1.37% - 1.68%	0.91% - 2.07%	0.81% - 1.39%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	97% - 109%	91% - 110%	109% - 111%

Restricted Stock Units

The 2011 Plan also allows for granting of restricted stock unit awards under the terms of the Plan. The majority of the restricted stock units vest based upon a time-based service condition. For restricted stock units with a performance condition, no compensation expense is recorded until it becomes probable that the performance condition will be achieved. Restricted stock units are recorded as compensation expense based on fair value, representing the market value of the Company’s common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis through the statement of operations over the service period until the shares have vested. The following table presents the restricted stock unit activity for the years ended December 31, 2014 and 2013 (in thousands, except for weighted average amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding—as of January 1, 2013	465	8.86
Granted	553	7.75
Vested	(93)	8.86
Forfeited	(729)	8.21

Outstanding—as of December 31, 2013	196	6.96
Granted	2,255	2.03
Vested	—	—
Forfeited	(195)	3.17

Outstanding—as of December 31, 2014	2,256	2.03

The Company recorded compensation expense in relation to restricted stock units of $1.4 million, $0.4 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012 respectively.

The following table presents the stock-based compensation expense related to stock based awards for the period ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Research and development	$2,701	$2,837	$3,700
Selling, general and administrative	6,321	11,848	14,375

Stock-based compensation expense	$9,022	$14,685	$18,075

(13)    Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees to which it made contributions in prior years. The Company did not make any contributions in 2014, 2013 or 2012.

(14)    Related Party Transaction

October 2009 Private Placement

Several of Amarin’s current and former directors and funds connected with them purchased approximately 36.0 million of its ADSs (in the form of common stock) in the October 2009 private placement, including: (i) 17 million ADSs purchased by funds managed by Abingworth LLP, where Dr. Joseph Anderson, a former Director of Amarin, is a partner; (ii) 7 million ADSs purchased by Orbimed Advisors LLC, where Dr. Carl L. Gordon, a former Director of Amarin, is a General Partner; (iii) 7 million ADSs purchased by Sofinnova Venture Partners VII, L.P., where Dr. James I. Healy, a Director of Amarin, is a Managing General Partner; and (iv) 5 million ADSs purchased by Fountain Healthcare Partners Fund 1, L.P. Fountain Healthcare Partners Ltd. is the sole General Partner of Fountain Healthcare Partners Fund 1, L.P. Dr. Manus Rogan is a Managing Partner of Fountain Healthcare Partners Ltd. and until December 2011 was a non-executive director of Amarin. In addition, for every ADS purchased, the investor received warrants to purchase 0.5 of an ADS. Of the $0.1 million warrant derivative liability at December 31, 2014, the fair value of the warrants held by the current and former directors of the Company and their related investment funds amounted to $65 thousand.

(15)    Restructuring

As part of a program to reduce costs and increase operational efficiencies, in October 2013, the Company announced a plan to streamline operations to better align its cost structure with current market conditions by reducing its global workforce by approximately 50%. In connection with this program, the Company recorded $2.8 million in charges for severance and related benefits to reduce the Company’s workforce during the quarter ended December 31, 2013, of which $0.2 million is reflected in research and development expense and $2.6 million is reflected in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company made all remaining payments in the first half of 2014.

The restructuring charges, which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2013, are summarized as follows:

Employee Severance and Benefits
Balance as of January 1, 2013	$—
Restructuring charges	2,781
Cash payments	(2,646)

Balance as of December 31, 2013	135
Restructuring charges	—
Cash payments	(135)

Balance as of December 31, 2014	$—

(16)    Quarterly Summarized Financial Information (Unaudited)

	Fiscal years ended December 31, 2014 and 2013
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenue	$10,967	$2,342	$12,606	$5,500	$14,149	$8,403	$16,480	$10,106
Net (loss) income	(25,980)	(62,158)	15,323	(39,774)	(26,050)	(48,884)	(19,657)	(15,411)
Net (loss) income per share:
Basic	$(0.15)	$(0.41)	$0.09	$(0.26)	$(0.15)	$(0.29)	$(0.11)	$(0.09)
Diluted	$(0.15)	$(0.43)	$0.08	$(0.34)	$(0.17)	$(0.29)	$(0.11)	$(0.27)

(17)    Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement (the Agreement) with Kowa Pharmaceuticals America, Inc. related to the commercialization of Vascepa® (icosapent ethyl) capsules in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America, Inc. the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The initial term of the Agreement extends through 2018.

During the term, Kowa Pharmaceuticals America, Inc. and Amarin have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States The performance requirements include a negotiated minimum number of details to be delivered by each party in the first and second position, and the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives. Kowa Pharmaceuticals America, Inc. has agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. Amarin will continue to recognize all revenue from sales of Vascepa and will use commercially reasonable efforts to maintain a minimum amount of inventory of Vascepa for use in the United States.

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margins that increases during the Agreement’s term, from the high single digits in 2014 to the low twenty percent levels in 2018. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for a co-promotion tail fee equal to declining fractions of the co-promote fee in effect prior to such expiration or termination for periods ranging from one to three years following such expiration or termination.

As of December 31, 2014, the Company had a net receivable of $0.6 million from Kowa Pharmaceuticals America, Inc. representing reimbursable amounts incurred for samples and other marketing expenses less the co-promotion fees payable to Kowa Pharmaceuticals America, Inc.

(18)    Subsequent Events

The Company has evaluated subsequent events from December 31, 2014 through the date of the issuance of these consolidated financial statements.

On January 29, 2015, the Company granted a total of 2,564,251 RSUs and 1,622,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period.

On February 26, 2015, Amarin entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan (the “Territory”). Under the terms of the DCS Agreement, Amarin granted to Eddingpharm an exclusive (including as to Amarin) license with right to sublicense to develop and commercialize Vascepa in the Territory for uses that are currently commercialized and under development by Amarin based on Amarin’s MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the Territory and associated expenses. Amarin will provide development assistance and be responsible for supplying finished, and later bulk drug product at defined prices under negotiated supply terms. Amarin will retain all Vascepa manufacturing rights. Amarin received a non-refundable $15.0 million up-front payment and is eligible to receive development, regulatory and sales-based milestone payments of up to an additional $154.0 million. In addition, Eddingpharm will pay Amarin tiered double-digit percentage royalties on net sales of Vascepa in the Territory escalating to the high teens. Eddingpharm has agreed to certain restrictions regarding the commercialization of competitive products globally and Amarin has agreed to certain restrictions regarding the commercialization of competitive products in the Territory.

Amarin and Eddingpharm agreed to form a joint development committee to oversee regulatory and development activities for Vascepa in the Territory in accordance with a negotiated development plan and to form a separate joint commercialization committee to oversee Vascepa commercialization activities in the Territory. Development costs will be paid by Eddingpharm to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Eddingpharm. Eddingpharm will be responsible for preparing and filing regulatory applications in all countries of the Territory at Eddingpharm’s cost with Amarin’s assistance. The DCS Agreement also contains customary provisions regarding indemnification, packaging, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

The term of the DCS Agreement expires, on a product-by-product basis, upon the later of (i) the date on which such product is no longer covered by a valid claim under a licensed patent in the Territory, or (ii) the twelfth (12th) anniversary of the first commercial sale of such product in Mainland China. The DCS Agreement may be terminated by either party in the event of a bankruptcy of the other party and for material breach, subject to customary cure periods. In addition, at any time following the third anniversary of the first commercial sale of a product in Mainland China, Eddingpharm has the right to terminate the DCS Agreement for convenience with twelve months’ prior notice. Neither party may assign or transfer the DCS Agreement without the prior consent of the other party, provided that Amarin may assign the DCS Agreement in the event of a change of control transaction.