Form 10-Q
period 2015-03-31
AMARIN CORP PLC\UK
filed 2015-05-08
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

176,246,652 shares held as American Depository Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 865,904 ordinary shares, were outstanding as of May 1, 2015.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$161,195	$119,539
Restricted cash	600	600
Accounts receivable, net	8,545	7,842
Inventory	16,183	13,733
Deferred tax assets	934	934
Prepaid and other current assets	2,293	2,633

Total current assets	189,750	145,281

Property, plant and equipment, net	339	381
Deferred tax assets	12,651	12,556
Other non-current assets	2,697	2,826
Intangible asset, net	9,902	10,063

TOTAL ASSETS	$215,339	$171,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$10,756	$8,525
Current portion of long-term debt	14,102	15,394
Accrued expenses and other current liabilities	17,675	16,387

Total current liabilities	42,533	40,306

Long-Term Liabilities:
Exchangeable senior notes, net of discount	123,192	121,846
Long-term debt	90,082	89,617
Long-term debt derivative liabilities	6,100	7,400
Deferred revenue	14,625	—
Other long-term liabilities	631	386

Total liabilities	277,163	259,555

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 177,096,650 issued, 176,962,313 outstanding at March 31, 2015; 174,610,451 issued, 174,590,372 outstanding at December 31, 2014	145,026	143,113
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 352,150,790 issued and outstanding at March 31, 2015 (equivalent to 35,215,079 ordinary shares upon future consolidation and redesignation at a 10:1 ratio); zero shares issued and outstanding at December 31, 2014	26,179	—
Additional paid-in capital	769,533	738,890
Treasury stock; 134,337 shares at March 31, 2015; 20,079 shares at December 31, 2014	(334)	(217)
Accumulated deficit	(1,002,228)	(970,234)

Total stockholders’ deficit	(61,824)	(88,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$215,339	$171,107

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Product revenue, net	$15,558	$10,967
Licensing revenue	375	—

Total revenue, net	15,933	10,967

Less: Cost of goods sold	5,627	4,246

Gross margin	10,306	6,721

Operating expenses:
Selling, general and administrative	24,741	20,585
Research and development	12,614	11,707

Total operating expenses	37,355	32,292

Operating loss	(27,049)	(25,571)

Gain on change in fair value of derivative liabilities	464	4,393
Interest expense, net	(4,885)	(4,393)
Other (expense) income, net	(128)	16

Loss from operations before taxes	(31,598)	(25,555)
Benefit from (provision for) income taxes	472	(425)

Net loss	$(31,126)	$(25,980)
Preferred stock purchase option	(868)	—

Net loss applicable to common shareholders	$(31,994)	$(25,980)

Loss per share:
Basic	$(0.18)	$(0.15)
Diluted	$(0.18)	$(0.15)

Weighted average shares:
Basic	175,582	172,872
Diluted	175,582	174,431

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Common Shares	Preferred Shares	Treasury Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Shares	Accumulated Deficit	Total
December 31, 2014	174,610,451	—	(20,079)	$143,113	$—	$738,890	$(217)	$(970,234)	$(88,448)
Issuance of Series A Convertible Preferred Stock, net	—	352,150,790	—	—	26,179	26,074	—	—	52,253
Preferred stock purchase option	—	—	—	—	—	1,814	—	(868)	946
Exercise of stock options	2,114	—	—	1	—	3	—	—	4
Exercise of warrants	1,844,585	—	—	1,429	—	1,284	—	—	2,713
Vesting of restricted stock units	639,500	—	(114,258)	483	—	(483)	(117)	—	(117)
Tax provision on stock-based compensation	—	—	—	—	—	(552)	—	—	(552)
Stock-based compensation	—	—	—	—	—	2,503	—	—	2,503
Loss for the period	—	—	—	—	—	—	—	(31,126)	(31,126)

March 31, 2015	177,096,650	352,150,790	(134,337)	$145,026	$26,179	$769,533	$(334)	$(1,002,228)	$(61,824)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,126)	$(25,980)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	42	56
Stock-based compensation	3,042	1,957
Stock-based compensation—warrants	(9)	(72)
Excess tax provision on stock-based awards	552	1
Amortization of debt discount and debt issuance costs	1,811	1,173
Amortization of intangible asset	161	161
Gain on changes in fair value of derivative liabilities	(464)	(4,393)
Deferred income taxes	(95)	(24)

Changes in assets and liabilities:
Restricted cash	—	400
Accounts receivable	(703)	(380)
Inventories	(2,450)	4,861
Prepaid and other current assets	340	(1,380)
Other non-current assets	129	1,339
Accrued interest payable	(1,292)	(405)
Deferred revenue	14,625	(1,703)
Accounts payable and other current liabilities	2,549	(3,105)
Other non-current liabilities	245	—

Net cash used in operating activities	(12,643)	(27,494)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	52,253	—
Proceeds from exercise of stock options, net of transaction costs	4	285
Proceeds from exercise of warrants, net of transaction costs	2,713	—
Excess provision on stock-based awards	(552)	(1)
Acquisition of treasury stock	(117)	—
Payments under capital leases	(2)	(26)

Net cash provided by financing activities	54,299	258

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,656	(27,236)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,539	191,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$161,195	$164,278

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,273	$3,636

Income taxes	$17	$33

Non-cash transactions:
Transfer of preferred stock purchase option derivative liability to equity	$868	$—

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. The Company began selling and marketing Vascepa in the United States in January 2013. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. In May 2014, Kowa Pharmaceuticals America, Inc. commenced co-promotion of Vascepa in accordance with a co-promotion agreement the Company entered into with Kowa Pharmaceuticals America, Inc. Kowa Pharmaceuticals America, Inc. co-promotes Vascepa through its approximately 250 sales representatives who now devote a substantial portion of their time to promoting Vascepa in conjunction with the promotion of Kowa Pharmaceutical America, Inc.’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the 2014 Form 10-K, filed with the SEC. The balance sheet amounts at December 31, 2014 in this report were derived from the Company’s audited 2014 consolidated financial statements included in the 2014 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2015 and March 31, 2014, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

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

At March 31, 2015, the Company had cash and cash equivalents of $161.2 million. The Company’s consolidated balance sheets also include derivative liabilities as well as long-term debt and exchangeable senior notes. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, and May 2014 exchangeable senior notes, or the 2014 Notes, may be redeemed on or after January 19, 2017 and January 19, 2019, respectively, at the option of the holders and it is not puttable by the holders prior to these dates except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American

Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the long-term debt and exchangeable senior notes do not represent a short term claim on the liquid assets of the Company.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least the next twelve months.

(2)	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, valuation allowance on deferred taxes, amounts recorded for licensing revenue, contingencies and accruals, and valuations of derivative and long-term debt instruments. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the condensed consolidated financial statements for continued reasonableness. The results of operations for the three months ended March 31, 2015 and 2014, respectively, are not necessarily indicative of the results for any future period.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of March 31, 2015, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following table summarizes activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2015 and 2014 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance at December 31, 2014	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	2,756	5,145	127	1,717	9,745
Provision related to prior period sales	—	74	—	—	74
Credits/payments made for current period sales	(462)	(1,288)	—	(1,085)	(2,835)
Credits/payments made for prior period sales	(1,555)	(3,367)	—	(607)	(5,529)

Balance at March 31, 2015	$2,946	$4,174	$608	$817	$8,545

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2013	$1,071	$1,137	$72	$189	$2,469
Provision related to current period sales	1,400	1,930	68	901	4,299
Provision related to prior period sales	—	—	12	—	12
Credits/payments made for current period sales	(411)	(765)	—	(972)	(2,148)
Credits/payments made for prior period sales	(926)	(911)	—	—	(1,837)

Balance at March 31, 2014	$1,134	$1,391	$152	$118	$2,795

Multiple-Element Arrangements and Licensing Revenue

When evaluating multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based whether the delivered element has stand-alone value to the customer or if the arrangement includes a general right of return for delivered items.

The consideration received is allocated between each of the separable elements in the arrangement using the relative selling price method. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

The Company may receive up-front, non-refundable payments when licensing its intellectual property in conjunction with research, development and commercialization agreements. In determining the units of accounting, management evaluates whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the stage of development of the license delivered, research and development capabilities of the partner and the ability of partners to develop and commercialize Vascepa independent of the Company.

When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, the Company generally recognizes revenue attributable to the license over the Company’s contractual or estimated performance period. Any unrecognized portion of license revenue is classified within deferred revenue in the accompanying consolidated balance sheets. When management believes the license to its intellectual property has stand-alone value, the Company recognizes revenue attributed to the license upon delivery. The periods over which revenue is recognized is subject to estimates by management and may change over the course of the agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Milestones

Contingent consideration from activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Gross trade accounts receivable	$11,796	$10,215
Trade allowances	(2,946)	(2,207)
Chargebacks	(305)	(166)

Accounts receivable, net	$8,545	$7,842

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

Derivative Instruments

Derivative financial liabilities are recorded at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The warrants are valued using a Black-Scholes option pricing model due to the nature of instrument. The long-term debt redemption features are valued using probability-weighted models incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

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

The Company’s preferred stock is entitled to receive dividends on an as-if-converted basis in the same form as dividends actually paid on common shares. Accordingly, the preferred stock is considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred stock on the calculation of basic and diluted earnings per share. The Company is currently in a net loss position and is therefore not required to present the two-class method, however, in the event the Company is in a net income position, the two-class method must be applied by allocating all earnings during the period to common shares and preferred stock based on their contractual entitlements assuming all earnings were distributed.

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 are as follows:

In thousands	March 31, 2015	March 31, 2014
Net loss	$(31,126)	$(25,980)
Preferred stock purchase option (see Note 8)	(868)	—

Net loss applicable to common shareholders—basic	(31,994)	(25,980)
Gain on warrant derivative liability	(119)	(965)

Net loss—diluted	(32,113)	(26,945)
Net loss per share—basic	(0.18)	(0.15)
Weighted average shares outstanding—basic	175,582	172,872
Effect of dilutive warrants	—	1,559

Weighted average shares outstanding—diluted	175,582	174,431
Net income loss per share—diluted	$(0.18)	$(0.15)

For the three months ended March 31, 2015 and 2014, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	March 31, 2015	March 31, 2014
Stock options	12,078	11,577
Restricted stock and restricted stock units	4,071	2,168
Warrants	—	1,685
Exchangeable senior notes (if converted)	49,215	17,021
Preferred stock (if converted)	35,215	—

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

Stock-Based Compensation

Stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as compensation expense over the requisite service period. For awards with performance conditions, if the achievement of the performance conditions is deemed probable, the Company recognizes compensation expense based on the fair value of the award over the estimated service period. The Company reassesses the probability of achievement of the performance conditions for such awards each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 94% and 96% of gross product sales for the three months ending March 31, 2015 and 2014, respectively, and represented 94% and 95% of the gross accounts receivable balance as of March 31, 2015 and 2014, respectively. The Company has not experienced any write-offs of its accounts receivable.

Concentration of Suppliers

The Company entered into Vascepa API supply agreements with Nisshin Pharma, Inc., or Nisshin, in 2010. In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc., or Chemport, and BASF (formerly Equateq Limited) for the supply of API. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. (Slanmhor). The Company terminated its agreement with BASF in February 2014. While the Company has contractual freedom to source the API for Vascepa and has entered into supply agreements with multiple suppliers who also rely on other third party suppliers of the key raw material to manufacture the API for Vascepa, Nisshin and Chemport currently supply all of the Company’s API for Vascepa. The Company cannot provide assurance that the efforts of its contractual suppliers will continue to be successful, that it will be able to renew such agreements or that it will be able to enter into new agreements in the future. Any alteration to or termination of the Company’s current API supply, manufacturing, and distribution agreements, its failure to enter into new and similar agreements, or the interruption of the supply of its products under such agreements, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations. For the three months ended March 31, 2015 and 2014, all of the Company’s net product sales were generated from API purchased from Nisshin and Chemport.

The Company currently has agreements with three commercial API encapsulators for the encapsulation of Vascepa: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel US, LLC. These companies have qualified their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that other suppliers with which the Company has contracted to encapsulate API will be qualified to manufacture the product to its specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa.

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other (expense) income, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other (expense) income, net in the consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs are initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other (expense) income, net in the consolidated statements of operations.

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

The following table presents information about the Company’s assets and liabilities as of March 31, 2015 and December 31, 2014 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$40,163	$40,163	$—	$—

Liabilities:
Long-term debt derivative liabilities	$6,100	$—	$—	$6,100

	December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$65,156	$65,156	$—	$—

Liabilities:
Warrant derivative liability	$119	$—	$—	$119
Long-term debt derivative liability	$7,400	$—	$—	$7,400

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$90,082	$84,900	$89,617	$81,000
2012 Notes	31,266	26,521	31,266	25,689
2014 Notes	91,926	124,932	90,580	75,533

The estimated fair value of the long-term debt pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Derivative Liabilities below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices. The carrying value of the 2012 Notes at March 31, 2015 and December 31, 2014 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes. The carrying value of the 2014 Notes at March 31, 2015 and December 31, 2014 includes a debt discount of $26.8 million and $28.2 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2014 Notes. The change in the estimated fair values of these liabilities from December 31, 2014 to March 31, 2015 is largely related to the quoted bond prices.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. Effective October 16, 2014, the Company entered into a series of warrant amendment agreements (collectively, the “Warrant Amendments”) in order to extend the expiration date of certain outstanding warrants (collectively, the “Warrants”) from its previously scheduled expiration date of October 16, 2014 to the close of business on February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of March 31, 2015 and the related derivative liability was extinguished.

As of December 31, 2014, the fair value of the warrant derivative liability was determined to be $0.1 million using the Black-Scholes option valuation applying the following assumptions: (i) risk-free rate of 0.04%, (ii) remaining term of 0.16 years, (iii) no dividend yield (iv) volatility of 79%, and (v) the stock price on the date of measurement. As there were no warrants outstanding as of March 31, 2015, the warrant derivative liability was extinguished. The $0.1 million decrease in the fair value of the warrants during the three months ended March 31, 2015 was recognized as a $0.1 million gain on change in fair value of derivative liability.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 6 below) contains a redemption feature whereby, upon a change of control, the Company would have been required to pay $140 million, less any previously repaid amount, if the change of control occurred on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At March 31, 2015, the fair value of the derivative was determined to be $4.8 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.0 and 5.9 years, (ii) coupon rates of between 8.9% and 10.8% and (iii) market yields of between 11.2% and 20.3%. The Company recognized no change in fair value of derivative liability for the three months ended March 31, 2015. At December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 3.6 years, (ii) coupon rates of between 9.8% and 10.8% and (iii) market yields of between 10.0% and 16.8%.

The Company’s 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined this redemption feature to be an embedded derivative, requiring bifurcation in accordance with ASC 815. The derivative is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At March 31, 2015, the fair value of the derivative was determined to be $1.3 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 20.6%, (iii) a risk-free interest rate of 2.5% and (iv) volatility of 82.0%. The Company recognized a $1.3 million gain on change in fair value of derivative liability for the three months ended March 31, 2015. At December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 24.8%, (iii) a risk-free interest rate of 2.7% and (iv) volatility of 82.0%.

Preferred Stock Purchase Option Derivative Liability

Pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company in connection with the subscription agreement executed on March 5, 2015, the Company determined that such right represented a derivative liability (see Note 8). This preferred stock purchase option derivative liability was carried at fair value and classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. On March 30, 2015, this right was exercised and the liability was marked to fair value through such date. The liability was then reclassified to permanent equity on such date.

Any changes in the assumptions used to value the derivative liabilities, including the probability of a change in control, could result in a material change to the carrying value of such liabilities.

The change in the fair value of derivative liabilities is as follows (in thousands):

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance at December 31, 2014	$119	$7,400	$—	$7,519
Record derivative liability	—	—	868	868
Gain on change in fair value of derivative liabilities	(110)	(1,300)	946	(464)
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance at March 31, 2015	$—	$6,100	$—	$6,100

	October 2009 Warrants	Long-Term Debt Derivative Liability	Totals

Balance at December 31, 2013	$6,894	$11,100	$17,994

Gain on change in fair value of derivative liability	(893)	(3,500)	(4,393)
Compensation income for change in fair value of warrants issued to former employees	(72)	—	(72)

Balance at March 31, 2014	$5,929	$7,600	$13,529

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2015:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, and is effective for annual periods beginning after December 15, 2016 (the original effective date). In April 2015, the FASB issued a proposal to defer the original effective date of this standard by one year, such that the amendment will be effective for the Company’s fiscal year beginning January 1, 2018 if the proposal is adopted. Early adoption is permitted, but not before the original effective date. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company is required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard is not expected to have an impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis. The implementation of this standard will result in the reclass of certain debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability within the consolidated balance sheets.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 15.3 years. The carrying value as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Technology rights	$11,624	$11,624
Accumulated amortization	(1,722)	(1,561)

	$9,902	$10,063

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$8,600	$5,225
Work in process	4,934	4,757
Finished goods	2,649	3,751

Total inventory	$16,183	$13,733

(5)	Warrants and Warrant Derivative Liability

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

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of March 31, 2015.

July 2009 Warrants

The Company issued several warrants in July 2009. As of March 31, 2015 and December 31, 2014, there were no July 2009 warrants outstanding. During the year ended December 31, 2014, 1,684,888 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $1.7 million.

(6)	Debt

Long-Term Debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. The Company has agreed to repay BioPharma up to $150 million of future revenue and receivables. As of March 31, 2015, the remaining amount to be repaid to BioPharma is $142.7 million. During the three months ended March 31, 2015, the Company made repayments under the agreement of $1.6 million to BioPharma and an additional $1.6 million is scheduled to be paid in May 2015. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid thereafter in accordance with the following schedule: $10.0 million in the third quarter of 2015 and in each of the next two quarters, $15.0 million per quarter in each of the next four quarters, and a final payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced and with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. The Company can prepay an amount equal to $150 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a gain on change in fair value of derivative liability of zero and $3.5 million during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, the Company recorded $1.7 million and $0.5 million of cash and non-cash interest expense, respectively, in connection with the BioPharma debt. During the three months ended March 31, 2014, the Company recorded $1.9 million and $0.5 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

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

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 3,547,916 ADSs after the May 2014 exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange). Based on the closing price of the Company’s stock at March 31, 2015, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $23.0 million.

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with both the SEC and the Trustee and (iii) maintaining the tradability of the 2012 Notes. The Company is required to use commercially reasonable efforts to procure and maintain the listing of the 2012 Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture) prior to July 15, 2012. If the 2012 Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the 2012 Notes, the Company shall pay additional interest on the 2012 Notes at the rate of 0.50% per annum of the principal amount of 2012 Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the 2012 Notes are not freely tradable.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of March 31, 2015 and December 31, 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of March 31, 2015 and December 31, 2014, the debt discount was fully amortized and the carrying value of the 2012 Notes was $31.3 million after an exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange).

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

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock at March 31, 2015, the principal amount of the 2014 Notes would exceed the value of the shares if converted on that date by $11.9 million.

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

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and recognized those costs as deferred assets. The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above), which will be measured at fair value on an ongoing basis. During the three months ended March 31, 2015, the Company recognized a $1.3 million gain on the change in fair value of the redemption feature. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of March 31, 2015 and December 31, 2014, the carrying value of the 2014 Notes, net of the unamortized debt discount, was $91.9 million and $90.6 million, respectively. During the three months ended March 31, 2015, the Company recognized aggregate interest expense of $2.8 million related to the Notes, of which $1.5 million represents amortization of the debt discount and $1.3 million represents contractual coupon interest. During the three months ended March 31, 2014, the Company recognized aggregate interest expense of $2.0 million related to the Notes, of which $0.7 million represents non-cash interest and $1.3 million represents contractual coupon interest.

At March 31, 2015 and December 31, 2014, the Company had accrued interest on the Notes of $1.1 million and $2.4 million, respectively, which is included in other current liabilities. The Company made the contractual interest payments due on the Notes during the three months ended March 31, 2015 and 2014 of $2.6 million.

(7)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to its business. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes a discussion of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as disclosed in Note 11—Subsequent Events.

Milestone and Supply Purchase Obligations

The Company entered into several product development agreements with, subject to performance obligations, certain milestone and supply purchase obligations.

The Company has Vascepa API supply agreements with two independent companies for the purchase of qualified API supply: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. The Company’s agreement with Chemport contains minimum purchase obligations and a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. To date, the Company has met or exceeded its minimum purchase obligations with Chemport. The Company has no royalty, milestone or minimum purchase commitments with Nisshin.

Pursuant to the agreements with the Company’s API suppliers, there is a total of $54.3 million that is potentially payable over the term of such agreements based on minimum purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.1 million at March 31, 2015). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.4 million at March 31, 2015) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $14.8 million at March 31, 2015).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated at March 31, 2015.

(8)	Equity

Warrants

During the three months ended March 31, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively.

Incentive Equity Awards

During the three months ended March 31, 2015 and 2014, the Company issued 2,114 and 215,000 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $4 thousand and $0.3 million, respectively, for each period.

On January 29, 2015, the Company granted a total of 2,564,251 restricted stock units (RSUs) and 1,622,500 stock options to employees under the Amarin Corporation plc 2011 Stock Incentive Plan (the “2011 Plan”). The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. Also on January 29, 2015, the Company granted 5,455,500 RSUs to employees under the 2011 Plan that vest upon the achievement of certain performance conditions.

On March 11, 2014, the Company granted a total of 173,348 restricted stock units, or RSUs, and 205,890 stock options to members of the Company’s Board of Directors under the 2011 Plan. The RSUs vest in equal installments over a three year period commencing with each installment vesting each year upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares. The stock options vest in full upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options will become fully vested upon a change of control of the Company.

On January 8, 2014, the Company granted a total of 2,082,000 RSUs and 2,605,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. During the three months ended March 31, 2015, the Company issued 639,500 common shares related to the vesting of these RSUs, of which 114,258 shares were retained as treasury shares as settlement of employee tax obligations.

RSUs will become fully vested upon a change of control of the Company.

Preferred Stock

On March 5, 2015, the Company entered into a subscription agreement with four institutional investors (the “Purchasers”), including both existing and new investors, for the private placement of $52.8 million of restricted American Depositary Shares, each representing one (1) share of Amarin’s Series A Convertible Preference Shares, par value £0.05 per share, in the capital of the Company (“Series A Preference Shares”). The closing of the private placement occurred on March 30, 2015.

For each restricted American Depositary Share, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-converted to ordinary share basis), resulting in $52.8 million in aggregate gross proceeds to the Company, before deducting estimated offering expenses of approximately $0.6 million. The net proceeds are reflected as preferred stock in the accompanying consolidated balance sheets.

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. Subject to certain adjustments for dilutive events, a maximum of 35,215,079 ordinary shares, each represented by one ADS, are issuable upon the consolidation and redesignation of the Series A Preference Shares currently outstanding. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144.

Except as otherwise provided in the Series A Preference Share Terms or as required by applicable law, the Series A Preference Shares have no voting rights. However, as long as any Series A Preference Shares are outstanding, the Company cannot, without the approval of the holders of seventy-five percent (75%) of the then outstanding Series A Preference Shares, alter or change adversely the powers, preferences or rights attaching to the Series A Preference Shares or enter into any agreement with respect to the foregoing.

Holders of the Series A Preference Shares are entitled to receive, and the Company is required to pay, dividends (other than dividends in the form of ordinary shares) on the Series A Preference Shares equal (on an as-if-converted-to-ordinary-shares basis) to and in the same form as dividends (other than dividends in the form of ordinary shares) actually paid on ordinary shares when, as and if such dividends (other than dividends in the form of ordinary shares) are paid on the ordinary shares.

The restricted American Depositary Shares and Series A Preference Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (“SEC”) or an applicable exemption from registration requirements. The Company filed a registration statement with the SEC covering the resale of the restricted American Depositary Shares and the ADSs representing ordinary shares created by the consolidation and redesignation of the Series A Preference Shares (the “Registrable Securities”) on April 9, 2015. In addition, the Company agreed to use its commercially reasonable best efforts to effect and to keep the registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective, and to keep the Registration Statement free of any material misstatements or omissions, until the earlier of (a) March 11, 2017 or (b) the date on which all Registrable Securities held by Purchasers may be sold or transferred in compliance with Rule 144 under the Securities Act, without any volume or manner of sale restrictions.

The Series A Preference Shares contain a contingent beneficial conversion feature (“BCF”) because they contain a conversion feature at a fixed rate that was in-the-money when issued. The BCF will be recorded in the second quarter of 2015 as a result of the related Form S-3 Registration Statement being declared effective, which represents the resolution of the contingency to convert the Series A Preference Shares. The BCF will be recognized in stockholders’ deficit and was measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the ordinary shares into which the preferred shares are convertible was $1.50, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the effective purchase price of the ordinary shares and the market value ($2.39 per share) on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF resulting from the issuance of the Series A Preference Shares was determined to be $31.3 million. The BCF will be recorded as a non-cash dividend to preferred shareholders through retained earnings. Therefore, net loss applicable to common shareholders will be reduced by the value of the BCF for earnings per common share purposes in accordance with GAAP.

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement. In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the second private placement is conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Dr. James Healy, a member of the Company’s Board, is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova.

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to retained earnings as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date.

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

As of March 31, 2015 and December 31, 2014, the Company had a net payable of $0.7 million and a net receivable of $0.6 million, respectively, from Kowa Pharmaceuticals America, Inc. representing reimbursable amounts incurred for samples and other marketing expenses less the co-promotion fees payable to Kowa Pharmaceuticals America, Inc.

(10)	Development, Commercialization and Supply Agreement

On February 26, 2015, the Company entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan (the “China Territory”). Under the terms of the DCS Agreement, the Company granted to Eddingpharm an exclusive (including as to the Company) license with right to sublicense to develop and commercialize Vascepa in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the China Territory and associated expenses. The Company will provide development assistance and be responsible for supplying finished and later bulk drug product at defined prices under negotiated supply terms. The Company will retain all Vascepa manufacturing rights. Eddingpharm has agreed to certain restrictions regarding the commercialization of competitive products globally and the Company has agreed to certain restrictions regarding the commercialization of competitive products in the China Territory.

The Company and Eddingpharm agreed to form a joint development committee to oversee regulatory and development activities for Vascepa in the China Territory in accordance with a negotiated development plan and to form a separate joint commercialization committee to oversee Vascepa commercialization activities in the China Territory. Development costs will be paid by Eddingpharm to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Eddingpharm. Eddingpharm will be responsible for preparing and filing regulatory applications in all countries of the China Territory at Eddingpharm’s cost with the Company’s assistance. The DCS Agreement also contains customary provisions regarding indemnification, packaging, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

The term of the DCS Agreement expires, on a product-by-product basis, upon the later of (i) the date on which such product is no longer covered by a valid claim under a licensed patent in the China Territory, or (ii) the twelfth (12th) anniversary of the first commercial sale of such product in Mainland China. The DCS Agreement may be terminated by either party in the event of a bankruptcy of the other party and for material breach, subject to customary cure periods. In addition, at any time following the third anniversary of the first commercial sale of a product in Mainland China, Eddingpharm has the right to terminate the DCS Agreement for convenience with twelve months’ prior notice. Neither party may assign or transfer the DCS Agreement without the prior consent of the other party, provided that the Company may assign the DCS Agreement in the event of a change of control transaction.

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply. Consequently, the Company recognized $0.4 million of the up-front payment as licensing revenue during the three months ended March 31, 2015 and recorded $14.6 million as deferred revenue as of March 31, 2015. In addition to the non-refundable, up-front payment, the Company is entitled to receive development, regulatory and sales-based milestone payments of up to an additional $154.0 million as well as tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. Revenues relating to these milestone payments and royalties will be recognized upon satisfaction of the applicable performance obligations or over the period in which such performance obligations are completed, as applicable.

(11)	Subsequent Events

The Company has evaluated subsequent events from March 31, 2015 through the date of the issuance of these condensed consolidated financial statements.

On April 27, 2015, the Company received a Complete Response Letter (“CRL”) from the FDA regarding its ANCHOR trial supplemental New Drug Application (the “ANCHOR sNDA”). The ANCHOR sNDA sought to expand approved Vascepa labeling to include use as an adjunct to diet to reduce triglyceride levels in adult patients on statin therapy with mixed dyslipidemia (one or more lipid disorder) and triglyceride levels from 200 to 499 mg/dL. Vascepa remains FDA approved for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia, and current Vascepa labeling remains unchanged.

On May 7, 2015, Amarin Pharma, Inc., a wholly-owned subsidiary of the Company, and a group of independent physicians filed a federal lawsuit to permit the Company to share truthful and non-misleading information, including the ANCHOR trial clinical data, with healthcare professionals in the United States about uses of Vascepa that are consistent with multiple national and international treatment guidelines and relevant to patients in the United States at risk of cardiovascular disease. The lawsuit, captioned, Amarin Pharma, Inc. et al. v. Food & Drug Administration, et al., was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on several legal theories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and below under Part II, Item IA, “Risk Factors”.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. We began selling and marketing Vascepa in the United States in January 2013. We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. We market Vascepa through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014. We operate in one business segment.

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan. We are also assessing other partnership opportunities for licensing Vascepa in other territories outside of the United States.

Triglycerides are fats in the blood. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG >150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides also provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available and published in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. The DMC has been more frequently examining interim reviews of the safety data from the study. Following each of these reviews, the DMC has communicated to us that we should continue the study as planned. We remain blinded to all data from the study. Approximately 93% of the 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled.

The potential efficacy and safety of Vascepa (known in its development stage as AMR 101) has been studied in two Phase 3 clinical trials, the MARINE trial and the ANCHOR trial. At a daily dose of 4 grams of Vascepa, the dose at which Vascepa is FDA approved, these trials showed favorable clinical results in their respective patient populations in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial, in each case, relative to placebo. These trials also showed favorable results, particularly with the 4-gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa-treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

We also developed Vascepa for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication. The FDA views the ANCHOR indication as ostensibly and impliedly an indication to reduce cardiovascular risk.

On October 16, 2013, the FDA convened an advisory committee to review our supplemental new drug application, or sNDA, seeking marketing approval of Vascepa for use in the ANCHOR indication. This advisory committee was not asked by the FDA to evaluate whether Vascepa is effective in lowering triglycerides in the studied population, the ANCHOR indication as specified in the sNDA. Rather, the advisory panel was asked whether Vascepa would improve cardiovascular outcomes or whether approval of the ANCHOR indication should wait for successful completion of the REDUCE-IT study. The advisory committee voted 9 to 2 against recommending approval of the ANCHOR indication based on information presented at the meeting.

The ANCHOR clinical study was conducted under a special protocol assessment, or SPA, agreement with the FDA. On October 29, 2013, the FDA rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. On April 27, 2015, following three attempts by us to appeal the SPA agreement rescission decision by the FDA, we received a Complete Response Letter, or CRL, from the FDA regarding our ANCHOR sNDA. In the CRL, the FDA acknowledged that Vascepa yielded a treatment difference showing reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The FDA concluded that, for regulatory approval purposes, there are insufficient data at this time to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population. We had proposed to the FDA multiple alternative indications, data presentations, disclaimers and other regulatory pathways to approval under the ANCHOR sNDA, but the FDA determined not to approve label expansion reflecting the ANCHOR clinical trial efficacy data at this time. Safety data from the ANCHOR study remains in the currently approved label for Vascepa. Vascepa remains FDA approved for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia, and current Vascepa labeling remains unchanged. The CRL has no effect on the SPA agreement for the REDUCE-IT study or the anticipated timing for results from the REDUCE-IT study.

Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa. On October 22, 2013, in an effort to reduce operating expenses following the recommendation of the advisory committee to the FDA against approval of the ANCHOR indication, we implemented a worldwide reduction in force of approximately 50% of our staff positions. The majority of affected staff members were sales professionals who supported the initial commercial launch of Vascepa. We incurred approximately $2.8 million in charges related to the reduction in force, all of which includes cash expenditures for one-time termination benefits and associated costs. The charges were recorded in the fourth quarter of 2013 and the related payments were made by the first half of 2014. As part of the reduction in force, we retained approximately 130 sales representatives, excluding sales management, in the United States in sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. This team covers the target base of physicians responsible for the majority of Vascepa prescription volume and growth since its launch in early 2013. With these changes and the resulting target base coverage, as well as the addition of the promotional efforts of 250 sales representatives from Kowa Pharmaceuticals America, Inc. that began in May 2014, we anticipate continued Vascepa revenue growth over time. We also anticipate that such sales growth may be inconsistent from period to period.

Commercialization – United States

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

Under the co-promotion agreement with Kowa Pharmaceuticals America, Inc., under which promotion commenced in May 2014, both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimal levels of Vascepa revenue in 2015 and beyond. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. is scheduled to increase from the high single digits in 2014, to fifteen percent (15%) in 2015, and to the low twenty percent levels in 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2015 and 2014 was approximately 154,000 and 93,000, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2015 and 2014 was approximately 137,000 and 78,000, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). Prescriptions in the three months ended March 31, 2015 were negatively impacted by severe winter storms that occurred primarily during the months of January and February in many regions of the United States. The data reported above is based on information made available to us from third party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. Because of our limited selling history, changes in the size of our sales force, our co-promotion agreement, and uncertainty regarding resolution of the ANCHOR sNDA with the FDA, we do not currently provide quantified revenue guidance. While we expect to be able to grow Vascepa revenues, we provide no quantified guidance regarding anticipated levels of Vascepa prescriptions or revenues and no such guidance should be inferred from the operating metrics described above. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

Commercialization – Outside the United States

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in the territories of Mainland China, Hong Kong, Macau and Taiwan (the “China Territory”) for uses that are currently commercialized and under development by us in the United States based on the MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

Under the agreement, Eddingpharm will be responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, and development, regulatory and sales-based milestone payments of up to an additional $154.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated supply terms.

We continue to assess other partnership opportunities for licensing Vascepa in other territories outside of the United States.

Research and Development

REDUCE-IT is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. REDUCE-IT is a multinational, prospective, randomized, double-blind, placebo-controlled study designed to assess the cumulative effect on the rate of cardiovascular events for patients treated with Vascepa as an add-on to statin therapy compared to the corresponding rate of cardiovascular events for patients treated with placebo on top of statin therapy. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials.

REDUCE-IT is designed to enroll 8,000 patients, of which over 7,400 patients have been enrolled. We currently estimate that we will complete patient enrollment in this study within 2015.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee, or DMC, to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study. Amarin remains blinded to all data from the study.

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

Commercial Supply

To date, all of our active pharmaceutical ingredient, or API, has been acquired through two suppliers: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. A significant portion of such API was purchased from Nisshin at a price that is higher than expected future average API costs. The amount of supply we seek to purchase in 2015 and beyond will depend on the level of growth of Vascepa revenues.

Financial Position

We believe that our cash and cash equivalents balance of $161.2 million at March 31, 2015 is sufficient to fund our projected operations for at least the next twelve months. Included in our cash balance at March 31, 2015 was a $15.0 million non-refundable, up-front payment we received upon the execution of our first ex-U.S. licensing agreement in China and surrounding territories and net proceeds of $52.2 million we received from the issuance and sale of our Series A Preference Shares to four institutional investors.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through March 31, 2015, product returns were de minimis.

Licensing revenue. Licensing revenue currently consists of revenue attributable to the receipt of an up-front, non-refundable payment related to a Vascepa license agreement in China, which is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply pursuant to the agreement.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, which through March 31, 2015 was sourced from Nisshin and Chemport.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expense, in our sales, marketing, executive, business development, finance and information technology functions and co-promotion fees payable to Kowa Pharmaceuticals America, Inc. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts, including patent costs and milestone payments. We expense research and development costs as incurred. In addition, research and development costs include the costs of product supply we received from suppliers when such receipt is prior to regulatory approval of the supplier.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities is comprised of: (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 financing with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

Interest and Other (Expense) Income, Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our 3.5% exchangeable notes and interest incurred under our December 2012 financing arrangement with BioPharma. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest income consists of interest earned on our cash and cash equivalents. Other (expense) income, net, consists primarily of foreign exchange losses and gains.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $15.6 million and $11.0 million based on sales to Distributors during the three months ended March 31, 2015 and 2014, respectively. Through March 31, 2015, product returns were de minimis.

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

When evaluating multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether the delivered element has stand-alone value to the collaborator or if the arrangement includes a general right of return for delivered items. We may receive up-front, non-refundable payments when licensing our intellectual property in conjunction with research and development agreements. In determining the units of accounting, we evaluate whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the stage of development of the license delivered, research and development capabilities of the partner and the ability of partners to develop and commercialize Vascepa independently.

When we believe a license to our intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributable to the license over the contractual or estimated performance period. Any unrecognized portion of license revenue is classified within deferred revenue in the accompanying consolidated balance sheets. When we believe a license to our intellectual property has stand-alone value, we recognize revenue attributed to the license upon delivery. The periods over which revenue is recognized is subject to estimates and may change over the course of the agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished as of March 31, 2015), the change in control provision associated with our December 2012 debt financing and the change in control provision associated with our May 2014 exchangeable senior notes.

Inventory—Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the United States for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the period received. After Vascepa was approved, we began to capitalize inventory purchased from Nisshin, the API supplier approved in the NDA. Prior to April 2013, Nisshin was the only FDA-approved supplier of API for Vascepa. In April 2013, the FDA approved our sNDAs covering Chemport and BASF and in July 2014 the FDA approved our sNDA covering Slanmhor such that there are now four suppliers FDA-qualified to produce Vascepa API. All supply from Chemport and BASF prior to FDA approval of these API suppliers was not capitalized and instead charged as a component of research and development expense in the period received. Subsequent to the approval of these suppliers, we capitalize API purchases from them. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. We state inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, we will reduce the carrying value of such inventory to market value. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API, as well as a portion of API carried at zero cost for material which was purchased prior to FDA approval of Vascepa or was purchased prior to the sNDA approval of our suppliers. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We provide reserves for potential payments of tax to various tax authorities or do not recognize tax benefits related to uncertain tax positions and other issues. Tax benefits for uncertain tax positions are based on a determination of whether a tax benefit taken by us in our tax filings or positions is more likely than not to be realized, assuming that the matter in question will be decided based on its technical merits. Our policy is to record interest and penalties in the provision for income taxes.

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of its U.S. deferred tax assets at March 31, 2015, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of March 31, 2015. The majority of our deferred tax assets are held outside of the United States., for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by us as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2015:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, and is effective for annual periods beginning after December 15, 2016 (the original effective date). In April 2015, the FASB issued a proposal to defer the original effective date of this standard by one year, such that the amendment will be effective for our fiscal year beginning January 1, 2018 if the proposal is adopted. Early adoption is permitted, but not before the original effective date. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis. The implementation of this standard will result in the reclass of certain debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability within the consolidated balance sheets.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Product Revenue, net. We recorded product revenue of $15.6 million and $11.0 million during the three months ended March 31, 2015 and 2014, respectively, an increase of $4.6 million, or 42%. All of our product revenue in the three months ended March 31, 2015 and 2014 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell Vascepa to Distributors. In accordance with GAAP, prior to 2014, product revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions and not based on our sales to such Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and, as a result, began to recognize product revenue based on sales to our Distributors. Consequently, during the three months ended March 31, 2014, we recognized product revenue of $11.0 million based on sales to Distributors, compared to product revenue of $10.0 million that we would have recognized based on the resale of Vascepa for the purposes of filling patient prescriptions. No corresponding effect was realized during the three months ended March 31, 2015. Through March 31, 2015, product returns of Vascepa were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended March 31, 2015 and 2014, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors. As a result of expanded commercial coverage and improved formulary positioning, rebates provided for in 2015 will be higher than in prior periods resulting in a slight decrease in the net selling price of Vascepa.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended March 31, 2015 was $0.4 million. We did not record licensing revenue prior to 2015. The licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 associated with a Vascepa licensing agreement for China and surrounding territories. The up-front payment is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply.

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2015 and 2014 was $5.6 million and $4.2 million, respectively, an increase of $1.4 million, or 33%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the year ended December 31, 2014 was sourced from two API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. During the quarters ended March 31, 2015 and 2014, the cost basis of product sold that had a carrying value of zero was zero in both periods. As of March 31, 2015, we maintained no inventory with a carrying value of zero and we classified all of our inventory as current. As a result of lower inventory balances on hand at the end of 2014 compared to the end of 2013 as well as anticipated increases in revenue during 2015 compared to 2014, we anticipate purchasing more API during 2015 than in 2014 with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the three months ended March 31, 2015 and 2014 was 64% and 61%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2015 and 2014 was $24.7 million and $20.6 million, respectively, an increase of $4.1 million, or 20%. Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expense (1)	$22,519	$19,338
Non-cash stock based compensation expense (2)	2,231	1,319
Non-cash warrant related compensation income	(9)	(72)

Total selling, general and administrative expense	$24,741	$20,585

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended March 31, 2015 and 2014 was $22.5 million and $19.3 million, respectively, an increase of $3.2 million, or 17%. The increase is due primarily to higher legal costs associated with various on-going legal matters, which costs vary from period to period, and to co-promotion fees payable to Kowa Pharmaceuticals America, Inc. The co-promotion fees were not applicable in the three months ended March 31, 2014.
(2)	Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $2.2 million and $1.3 million, respectively, an increase of $0.9 million, or 69%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

We currently anticipate that with our existing indication for Vascepa, our selling, general and administrative costs will be largely flat during 2015 as compared to 2014 with the exception of quarterly variability in the timing of legal costs and anticipated increases in the co-promotion fees earned by Kowa Pharmaceuticals America, Inc. based on anticipated increases in net product revenues and the terms of our co-promotion agreement with Kowa Pharmaceuticals America, Inc.

Research and Development Expense. Research and development expense for the three months ended March 31, 2015 and 2014 was $12.6 million and $11.7 million, respectively, an increase of $0.9 million, or 8%. Research and development expenses for the three months ended March 31, 2015 and 2014 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014
REDUCE-IT study (1)	$8,420	$7,504
Pre-approval commercial supply (2)	—	308
Regulatory filing fees and expenses (3)	415	643
Internal staffing, overhead and other (4)	2,968	2,614

Research and development expense, excluding non-cash expense	11,803	11,069
Non-cash stock-based compensation (5)	811	638

Total research and development expense	$12,614	$11,707

The increase in research and development expenses for the quarter ended March 31, 2015, as compared to the prior year period, is primarily due to an increase in costs associated with the REDUCE-IT study as a result of quarterly variability in such expenses.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,400 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study within 2015. For the three months ended March, 31, 2015 and 2014, we incurred expenses through our CRO in connection with this trial of approximately $6.6 million and $5.1 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended March 31, 2015 and 2014 for REDUCE-IT were approximately $8.4 million and $7.5 million, respectively. The increase in expenses in 2015 as compared to 2014 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2015 will be slightly higher than levels we incurred in 2014 and may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million through study completion in 2017 and publication of results in 2018. Our aggregate remaining costs to complete the REDUCE-IT are estimated to be lower than $100 million if the independent DMC recommends that REDUCE-IT be completed early based on its scheduled interim review of the efficacy and safety results of the study which review we estimate will occur in 2016 upon reaching 60% of the target aggregate number of cardiovascular events for the study. Amarin remains blinded to all data from the study and currently expects the study to be completed in 2017. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	Until an API supplier is approved by the FDA to manufacture commercial supply of Vascepa, all Vascepa purchased from such supplier is included as a component of research and development expense. Upon approval of the supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals are not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the supplier that produced the API is approved. The commercial supply expense for the periods shown above represents inventory received from Nisshin prior to NDA approval of Vascepa on July 26, 2012 or received from our other suppliers prior to their sNDA approvals. The amount of commercial supply that we receive from potential additional API suppliers prior to sNDA approval depends upon production schedules at such suppliers and the timing of regulatory approval, and we are unable to estimate these amounts at this time. We will continue to expense inventory received from the unapproved supplier until such time as FDA approval is obtained.
(3)	The regulatory filing fees in each of the quarters ended March 31, 2015 and 2014 included annual FDA fees for maintaining manufacturing sites.
(4)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(5)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

We anticipate that our research and development costs will be slightly higher during 2015 as compared to 2014 as a result of the timing of REDUCE-IT costs, and that such costs will decline modestly thereafter upon completion of enrollment for REDUCE-IT.

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the three months ended March 31, 2015 was $0.5 million versus $4.4 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability at December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the three months ended March 31, 2015 for these warrants. The fair value of the warrant derivative liability at December 31, 2013 was $6.9 million and we recognized a $0.9 million gain on change in fair value of derivative liability for the three months ended March 31, 2014. The change in fair value of the warrant derivative liability for the quarter ended March 31, 2015 is due to the expiration of the warrants and the resulting extinguishment of the liability, while the change in fair value for the quarter ended March 31, 2014 is due primarily to the change in the price of our common stock on the date of valuation. In October 2014, we and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of March 31, 2015.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. At December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and at March 31, 2015, the fair value of the derivative was determined to be $4.8 million. As such, we recognized no change in fair value of derivative liability for the three months ended March 31, 2015. At December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and at March 31, 2014, the fair value of the derivative was determined to be $7.6 million. As such, we recognized a $3.5 million gain on change in fair value of derivative liability for the three months ended March 31, 2014.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. At December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and at March 31, 2015, the fair value of the derivative was determined to be $1.3 million. As such, we recognized a $1.3 million gain on change in fair value of derivative liability for the three months ended March 31, 2015.

In connection with the closing of a private placement transaction in March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to retained earnings as a deemed non-cash dividend. The liability was then marked to fair value through March 30, 2015, the date on which we executed a subscription agreement with the investor, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives. The liability was reclassified to permanent equity on such date.

Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Interest Expense, net. Net interest expense for the three months ended March 31, 2015 and 2014 was $4.9 million and $4.4 million, respectively, an increase of $0.5 million, or 11%. Net interest expense for the three months ended March 31, 2015 and 2014 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014
Exchangeable senior notes (1):
Amortization of debt discounts	$1,452	$683
Contractual coupon interest	1,312	1,312

Total exchangeable senior notes interest expense	2,764	1,995
Long-term debt—BioPharma financing (2):
Cash interest—current	1,556	1,097
Cash interest—deferred	112	821
Non-cash interest	465	489

Total long-term debt interest expense	2,133	2,407
Other interest expense	—	1

Total interest expense	4,897	4,403
Interest income (3)	(12)	(10)

Total interest expense, net	$4,885	$4,393

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended March 31, 2015 and 2014 was $2.8 million and $2.0 million, respectively.

(2)	Cash and non-cash interest expenses related to the BioPharma financing for the three months ended March 31, 2015 and 2014 were $2.1 million and $2.4 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the three months ended March 31, 2015 and 2014 was $0.01 million in each period. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the three months ended March 31, 2015 was expense of $0.1 million versus income of $0.02 million in the prior year period. Other (expense) income, net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes for the three months ended March 31, 2015 was a $0.5 million benefit versus a $0.4 million provision in the prior year period. The current provision relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2015 include cash and cash equivalents of $161.2 million. In February 2015, we received a $15.0 million non-refundable, up-front payment upon the execution of our first ex-U.S. licensing agreement which agreement covers China and surrounding territories. In March 2015, we entered into a subscription agreement with four institutional investors for the issuance and sale of our Series A Preference Shares resulting in net proceeds to us of $52.2 million. Both the $15.0 million up-front payment from the ex-U.S. licensing agreement and the $52.2 million in net proceeds from the issuance and sale of Series A Preference Shares are included in our March 31, 2015 cash balance. Our projected uses of cash include commercialization of Vascepa for the MARINE indication, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2015	2014
Cash (used in) provided by continuing operations:
Operating activities	$(12.6)	$(27.5)
Investing activities	—	—
Financing activities	54.3	0.3

Decrease in cash and cash equivalents	$41.7	$(27.2)

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of March 31, 2015, the net remaining amount to be repaid to BioPharma is $142.7 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2015 is $31.6 million. The quarterly repayments through March 31, 2015 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

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

On March 30, 2015, in connection with the closing of the initial private placement, and pursuant to a pre-existing contractual preemptive right to participate in certain private placement transactions effected by us, we entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P (Sofinnova), for the purchase of an additional 38,867,180 restricted ADSs, each representing one (1) share of our Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement, for potential proceeds of $5.8 million. In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the second private placement is conditioned upon approval by our shareholders at a future meeting of our shareholders. Dr. James Healy, a member of our Board, is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova.

As of March 31, 2015, we had cash and cash equivalents of $161.2 million, an increase of $41.7 million from December 31, 2014. The increase is primarily due to the net proceeds from an equity financing of $52.2 million and a $15.0 million up-front payment received from an ex-U.S. licensing agreement offset by net cash used in operating activities in support of the continued commercialization of Vascepa and the continued funding of REDUCE-IT, less accounts receivable collections. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.0 billion as of March 31, 2015. We believe that our cash and cash equivalents balance of $161.2 million at March 31, 2015 will be sufficient to fund our projected operations for at least the next twelve months. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2015	2016 to 2017	2018 to 2019	After 2019
Contractual Obligations:
Purchase obligations (1)	$54.3	$11.7	$27.3	$15.3	$—
Operating lease obligations (2)	1.9	0.5	1.2	0.2	—
Interest payment obligations—exchangeable debt (3)	18.8	2.6	10.0	6.2	—

Total contractual cash obligations	$75.0	$14.8	$38.5	$21.7	$—

(1)	We have agreements with API suppliers which include minimum purchase levels to enable us to maintain certain exclusivity with each respective supplier and certain agreements require any shortfall in such purchase levels to be paid in cash. The amounts in the table above reflect amounts potentially payable to our suppliers based on our minimum purchase obligations assuming such suppliers are qualified. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ.
(3)	Represents scheduled interest payments due under the terms of the 2012 Notes and 2014 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADSs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADSs.

We do not enter into financial instruments for trading or speculative purposes. At March 31, 2015, we had no outstanding forward exchange contracts.

We have Vascepa API supply agreements with two independent companies from which we purchase qualified API supply: Nisshin, and Chemport. Our agreement with Chemport contains minimum annual purchase levels enabling us to maintain certain supply exclusivity and a provision that any shortfall in the minimum purchase commitments is payable in cash. The maximum amounts payable pursuant to this provision are reflected in the table above.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.2 million in each of the three months ended March 31, 2015 and 2014. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.1 million at March 31, 2015). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.4 million at March 31, 2015) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $14.8 million at March 31, 2015).

In January 2015, we granted a total of 5,455,500 performance-based RSUs (“PSUs”) to employees for the right to receive payment in the form of ordinary shares, or any combination of cash and shares. Payment in the form of ordinary shares is subject to shareholder approval of a sufficient increase in the number of shares reserved for issuance under the Amarin Corporation plc 2011 Stock Incentive Plan at our Annual General Meeting in July 2015. If shareholder approval does not occur prior to a related vesting event or change of control transaction, we are obligated to settle the PSUs based on fair value in cash.

In addition to the obligations in the table above, we have recorded a liability of $0.4 million for uncertain tax positions that have been recorded in long-term liabilities at March 31, 2015. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to our business. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes a discussion of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as follows.

On May 7, 2015, Amarin and a group of independent physicians filed a federal lawsuit to permit Amarin to share truthful and non-misleading information, including the ANCHOR trial clinical data, with healthcare professionals in the United States about uses of Vascepa that are consistent with multiple national and international treatment guidelines and relevant to patients in the United States at risk of cardiovascular disease. The lawsuit, captioned, Amarin Pharma, Inc. et al. v. Food & Drug Administration, et al., was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on several legal theories.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on March 3, 2015.

Risks Related to the Commercialization and Development of Vascepa

* FDA recently issued a Complete Response Letter to us regarding our ANCHOR study sNDA. Based on our communications with the FDA, we currently expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

Since January 2013 we have marketed Vascepa for use in the MARINE indication in the United States. Our ability to fully commercialize Vascepa beyond the MARINE indication in the United States is dependent upon receiving additional regulatory approvals. In April 2015, we received a Complete Response Letter, or CRL, from the FDA on our Supplemental New Drug Application, or sNDA, that sought approval for the use of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication.

In the CRL, the FDA acknowledged that Vascepa yielded a treatment difference showing reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The clinical rationale for reducing serum triglycerides with Vascepa and modifying other lipid/lipoprotein parameters shown in ANCHOR among statin-treated patients with triglycerides 200-499 mg/dL is to reduce cardiovascular risk. The FDA concluded that, for regulatory approval purposes, there are insufficient data at this time to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population.

Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for FDA approval of label expansion for Vascepa. Any delay in obtaining, or an inability to obtain, expansion of our marketing approval rights could prevent us from growing revenue at greater than our current pace and could therefore have a material adverse effect on our operations and financial condition, including our ability to reach profitability.

During the advisory committee meeting held by FDA as part of its review of our sNDA, based in part on the briefing materials prepared by the FDA for the meeting, the advisory committee reviewed the safety and efficacy data observed in the ANCHOR trial. This included a discussion regarding observed nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including TGs, in the placebo group, raising the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) was not biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Because no strong evidence for biological activity of mineral oil was identified by the FDA in the MARINE trial, ultimately it was concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of Vascepa and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the FDA approved Vascepa for use in the MARINE indication in July 2012 and that FDA approved labeling reflects safety (but not efficacy) data from the ANCHOR trial. Following this discussion at the advisory committee meeting, while no formal vote was taken related to the inert nature of the placebo, we believe that the consensus of the advisory committee, although not unanimous, and the FDA was that, based on the information made available to the advisory committee and the FDA at the meeting, Vascepa appeared to be safe and effective for the reduction of TGs in patients with mixed dyslipidemia on statin therapy. Amarin, after discussion and agreement with FDA, directed the independent data monitoring committee (DMC) for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each quarterly DMC meeting to date, the DMC has recommended to continue the REDUCE-IT study as planned, and each of these DMC recommendations has been shared with FDA. Amarin and FDA remain blinded. At the advisory committee meeting and in subsequent regulatory dialogue, including in the CRL, FDA acknowledged that in the ANCHOR study Vascepa demonstrated a statistically significant reduction in triglyceride blood levels compared to placebo, the study’s primary endpoint. No further mention was made by the FDA in the CRL of any concern regarding the placebo in any of our clinical trials.

Even if we obtain additional regulatory approvals for Vascepa, the timing or scope of any approvals may prohibit or reduce our ability to commercialize the product successfully. For example, if the approval process for any expanded indication takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. If the FDA does not approve any expanded indication at all, it could have a material impact on our future results of operations and financial condition. Additionally, the terms of any approvals, including the approval received from the FDA in July 2012 for the MARINE indication, may prove to not have the scope or breadth needed for us to successfully commercialize Vascepa or become profitable.

*We are dependent upon the success of Vascepa, which we launched commercially in the MARINE indication in early 2013.

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

We are also expanding our commercialization activities to markets outside of the United States through partnering arrangements. On February 26, 2015, we entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan (the “China Territory”). Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the China Territory and associated expenses. Significant commercialization of Vascepa in the China Territory is several years away. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

*Our current and planned commercialization efforts may not be successful in increasing sales of Vascepa.

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

In addition, we have limited experience working with ex-U.S. partners such as Eddingpharm to develop and market our products in foreign countries. In order for Eddingpharm, or us, to market and sell Vascepa in any country outside of the United States for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements and timing for regulatory approval vary widely from country to country and may in some cases be different than or more rigorous than requirements in the United States. Any failure by us or Eddingpharm to obtain approval for Vascepa in any countries outside of the United States in a timely manner may limit the commercial success of Vascepa and our ability to grow our revenues.

Factors related to building and managing a sales and marketing organization that can inhibit our efforts to successfully commercialize Vascepa include:

•	our inability to attract and retain adequate numbers of effective sales and marketing personnel;

•	our inability to adequately train our sales and marketing personnel, in particular as it relates to various healthcare regulatory requirements applicable to the marketing and sale of pharmaceutical products, and our inability to adequately monitor compliance with these requirements;

•	the inability of our new sales personnel, working for us as a new market entrant, to obtain access to or persuade adequate numbers of physicians to prescribe Vascepa;

•	the effect of our recent reduction in force and regulatory events on our ability to contact potential purchasers of Vascepa in an efficient manner;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions; and

•	unforeseen costs and expenses associated with operating a new independent sales and marketing organization.

In addition, we believe that investors should view with caution both the results for the twelve months ended December 31, 2014 and the results for quarterly periods for the foreseeable future, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results, especially in light of competitive developments in the market in which we operate, our interactions with FDA on potential label expansions with Vascepa (including the April 2015 CRL), the October 2013 approximately 50% reduction in our sales force, the March 2014 co-promotion Agreement with Kowa Pharmaceuticals America, Inc., and the February 2015 DCS Agreement with Eddingpharm. We commenced our commercial launch of Vascepa in January 2013. Accordingly, there is a very limited amount of information available at this time to determine the actual number of total prescriptions for Vascepa. We believe investors should consider our results to date together with results over several future quarters, or longer, before making an assessment about potential future performance.

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

*Our SPA agreement for ANCHOR was rescinded and our SPA agreement for REDUCE-IT is not a guarantee of FDA approval of Vascepa for the proposed REDUCE-IT indication.

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

On October 29, 2013, the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. In April 2015, we received a CRL from the FDA stating that the FDA determined not to approve label expansion reflecting the ANCHOR clinical trial efficacy data at this time.

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

*Our suit against FDA to allow for the sharing of truthful and non-misleading information with healthcare professionals in the United States about uses of Vascepa may not achieve its intended goal to allow for the sharing of such information or otherwise benefit us.

On May 7, 2015, we and a group of independent physicians commenced a lawsuit against the FDA to permit us to share truthful and non-misleading information, including the ANCHOR study results, with healthcare professionals in the United States about uses of Vascepa that are consistent with multiple national and international treatment guidelines and relevant to patients in the United States at risk of cardiovascular disease. Because the efficacy results from the ANCHOR trial have not been approved by the FDA for inclusion in FDA labeling of Vascepa, truthful and non-misleading promotion of such information is considered off-label and thus illegal under FDA’s regulatory structure. The lawsuit, captioned, Amarin Pharma, Inc. et al. v. Food & Drug Administration, et al., was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on applicable precedent, First Amendment freedom of speech principles and Fifth Amendment restrictions against overly vague laws. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contends, have First Amendment rights to receive accurate information. The goal of the lawsuit is to supply accurate information to physicians about Vascepa so they can make informed decisions on how to treat patients based on current, scientific data and consistent with numerous national and international cardiovascular treatment guidelines and position statements.

We may not be successful in this lawsuit against the FDA. Even if we are successful at the federal district court level, the FDA may appeal. The legal process can be unpredictable, costly and time-consuming and even if we are successful the remedies available to us may be less beneficial to us or the medical community in general than we currently believe.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently markets Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, multiple generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently markets Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). We expect AstraZeneca will utilize its substantial commercial resources to market its product imminently. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. We are not aware of the commercialization plan for Omtryg. Each of these competitors, other than Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, received FDA approval of their respective versions of generic Lovaza. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, we believe Pronova/BASF granted Apotex a license to enter the U.S. market with a generic version of Lovaza in the first quarter of 2015, the details of which are not known to us. In the first quarter of 2015, Prasco Labs announced it also has a generic version of Lovaza.

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

We may not be successful in this lawsuit against the FDA. Further, a generic company could enter this litigation, complicating the ultimate determination. Even if we are successful at the federal district court level, the FDA may appeal and we may need to win on appeal before the FDA takes, or the court imposes on the FDA, the remedies we request in suit. In addition, we may not be able to dismiss the currently pending ANDA-related patent litigation if we do win our NCE suit. The legal process can be unpredictable, costly and time-consuming and even if we are successful the remedies available to us diminish in value over time as we approach the natural expiration of the benefits associated with five-year exclusivity.

Vascepa is a prescription-only omega-3 fatty acid. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa would be subject to non-prescription competition and consumer substitution.

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested safety of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. In addition, the FDA has not enforced what we view as illegal drug claims made by certain supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. Under FDA’s regulatory regime, we cannot make this claim. These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians may recommend these commercial alternatives instead of writing prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

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

The commercial value to us of the indications we seek may be smaller than we anticipate.

There can be no assurance as to the adequacy for commercial success of the scope and breadth of the MARINE indication or, if approved, an indication based on a successful outcome of the REDUCE-IT study. Even if we obtain marketing approval for additional indications, the FDA may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, with regard to the MARINE indication and any other indications for which we may gain approval, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential for our product would suffer.

*The commercial value to us of sales of Vascepa under the DCS Agreement with Eddingpharm may be smaller than we anticipate.

There can be no assurance as to the adequacy for commercial success under the DCS Agreement with Eddingpharm. Even if we and Eddingpharm obtain marketing approval in countries within the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, with regard to any indications for which we may gain approval in these countries, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential in these countries for our product would suffer.

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

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as Kowa Pharmaceuticals America, Inc. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for Vascepa obtained within the China Territory under the DCS agreement with Eddingpharm. Given our inexperience with marketing and commercializing products in the China Territory, we will need to rely on Eddingpharm to assist us in dealing with any such issues.

*The commercial value of Vascepa may be negatively affected by the recent rejection of the application with the FDA for the use of Vascepa in the ANCHOR indication.

Though we are restricted from promoting Vascepa under applicable regulations for any indication other than the FDA-approved MARINE indication, healthcare professionals are not restricted from prescribing Vascepa for such so-called off-labeled uses. A significant amount of the sales of Vascepa are, in fact, attributable to so-called off-labeled uses of the drug. We expect that among the off-labeled uses of Vascepa are uses that would fall into, or be closely related to, the proposed ANCHOR indication. The October 2013 negative recommendation of the advisory committee meeting against approval of Vascepa in the ANCHOR indication, the October 2013 rescission by the FDA of the ANCHOR SPA, and the April 2015 CRL regarding the FDA’s determination not to approve label expansion reflecting the ANCHOR clinical trial efficacy data at this time may negatively and materially affect the perception of the utility of Vascepa for use in the ANCHOR indication or for other purposes and thus negatively and materially affect sales of Vascepa.

*The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we or Kowa Pharmaceuticals America, Inc. are found to have improperly promoted off-label uses of Vascepa, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. We may also be held responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc., or our ex-U.S. commercialization partner, Eddingpharm. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States, the China Territory under the DCS Agreement with Eddingpharm, the European Union, Japan and elsewhere. In the United States, the FDA generally requires pre-clinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including:

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

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, Inc., or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We purchase and use commercial supply from Chemport in addition to Nisshin. We terminated our agreement with BASF due to its inability to meet the agreement requirements, may enter into a new development and supply agreement with BASF, and may purchase API from BASF. In 2014, we obtained sNDA approval for Slanmhor, resulting in a total of four FDA-approved suppliers of API. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third party sources of supply.

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

We currently have encapsulation agreements with three commercial API encapsulators for the encapsulation of Vascepa: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel US, LLC. These companies have qualified their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

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

*We are dependent upon our collaboration with Eddingpharm to commercialize Vascepa in certain regions outside of the United States, and if Vascepa fails to successfully fulfill its obligations, or is ineffective in its commercialization of Vascepa in the China Territory, or if our collaboration is terminated, our plans to commercialize Vascepa outside of the United States may be adversely affected.

In February 2015, we entered into the DCS Agreement with Eddingpharm, under which we granted exclusive rights to Eddingpharm to develop and commercialize Vascepa in the China Territory. We are dependent on Eddingpharm for certain regulatory filings outside of the United States with respect to Vascepa and the commercialization of Vascepa outside of the United States. If Eddingpharm fails to perform its obligations under the DCS Agreement or is ineffective in its commercialization of Vascepa in the China Territory or if we fail to effectively manage our relationship with Eddingpharm, our ability to and the extent to which we commercialize and obtain certain regulatory approvals of Vascepa outside of the United States would be significantly harmed.

In addition, Eddingpharm has the right to terminate the agreement under certain conditions. If Eddingpharm terminates the DCS Agreement, we would be required to either enter into alternative arrangements with third parties to commercialize Vascepa in the China Territory, which we may be unable to do, or to increase our internal infrastructure, both of which would likely result in significant additional expense and delay or termination of our Vascepa clinical development programs outside of the United States.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 94% and 96% of gross product sales for the three months ended March 31, 2015 and 2014, respectively, and represented 94% and 95% of the gross accounts receivable balance as of March 31, 2015 and 2014, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2014, 2013, and 2012, we reported losses of approximately $56.4 million, $166.2 million, and $179.2 million, respectively, and we had an accumulated deficit at December 31, 2014 of $970.2 million. For the three months ended March 31, 2015 and 2014, we reported losses of approximately $32.0 million and $26.0 million, respectively and we had an accumulated deficit as of March 31, 2015 of $1.0 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

As a consequence of the many years developing Vascepa for commercialization and the recent commercial launch of Vascepa in the MARINE indication in the United States, our historical financial results do not form an accurate basis upon which investors should base their assessment of our business and prospects. In addition, we expect that our costs will increase substantially as we continue to commercialize Vascepa in the MARINE indication and seek to obtain additional regulatory approval of Vascepa from continuation of the REDUCE-IT cardiovascular outcomes study. Accordingly, our historical financial results reflect a substantially different business from that currently being conducted and from that expected in the future. In addition, we have a limited history of obtaining regulatory approval for, and no demonstrated ability to successfully commercialize, a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Due to the recent approval by the FDA of Vascepa and the lack of historical sales data, Vascepa sales will be difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for Vascepa;

•	the extent to which coverage and reimbursement for Vascepa is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts with our new co-promotion partner, Kowa Pharmaceuticals America, Inc.;

•	the timing and ability of Eddingpharm to development and commercialize Vascepa in the China Territory, including obtaining necessary regulatory approvals and establishing marketing channels;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;

•	the results of the REDUCE-IT study or post-approval studies for Vascepa;

•	outcomes of litigation and other legal proceedings, including the recently initiated lawsuit against the FDA to expand marketing claims for Vascepa, our NCE litigation against the FDA, shareholder litigation, regulatory matters and tax matters; and

•	our regulatory dialogue on the REDUCE-IT study.

We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $161.2 million at March 31, 2015 will be sufficient to fund our projected operations for at least the next twelve months.

In order to fully realize the market potential of Vascepa, we may need to enter into a new strategic collaboration or raise additional capital. We may also need additional capital to fully complete our REDUCE-IT cardiovascular outcomes trial.

Our future capital requirements will depend on many factors, including:

•	revenue generated from the commercial sale of Vascepa in the MARINE indication;

•	the costs associated with commercializing Vascepa for the MARINE indication in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities with our new co-promotion partner, Kowa Pharmaceuticals America, Inc., and the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

•	the continued cost associated with our REDUCE-IT cardiovascular outcomes study;

•	continued cost associated with litigation and other legal proceedings, including the recently initiated lawsuit against the FDA to expand marketing claims for Vascepa, our NCE litigation against the FDA, shareholder litigation and patent litigation;

•	the time and costs involved in obtaining additional regulatory approvals for Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

As of May 1, 2015 we had 177,112,556 common shares outstanding including 176,246,652 shares held as ADSs and 865,904 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

*The number of our ordinary shares, or ADSs representing such ordinary shares, outstanding may increase substantially as a result of our March 2015 private placement and the later consolidation and redesignation of the Series A Preference Shares represented by Preference ADSs issued thereunder, and some of the investors may then beneficially own significant blocks of our ordinary shares; the ordinary shares and Series A Preference Shares resulting from the private placement will be generally available for resale in the public market upon registration under the Securities Act.

In March 2015, we completed the private placement of American Depositary Shares representing 352,150,790 Series A Preference Shares, each ten (10) of which may be consolidated and redesignated into one (1) ordinary share in the capital of the Company. The consolidation and redesignation of the Series A Preference Shares would result in an additional 35,215,079 ordinary shares outstanding, resulting in substantial dilution to shareholders who held our ordinary shares or ADSs representing such ordinary shares prior to the private placement. Although the Series A Preference Shares do not have voting rights, in general, upon consolidation and redesignation into ordinary shares some of the investors in the private placement could then have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Pursuant to the securities subscription agreement that we entered into with the investors in the private placement, we agreed to file with the SEC a registration statement to register the resale of the Series A Preference Shares represented by American Depositary Shares issued in the private placement and the ordinary shares issuable upon the consolidation and consolidation and redesignation of such Series A Preference Shares. Upon such registration and subsequent consolidation and redesignation, these securities will become generally available for immediate resale in the public market. The market price of our ordinary shares could fall as a result of an increase in the number of shares available for sale in the public market.

*If we do not obtain and maintain effectiveness of the registration statement, we will be required to pay certain liquidated damages, which could be material in amount.

Pursuant to the terms of the March 2015 securities subscription agreement, we have agreed to pay liquidated damages to the investors in the private placement if (a) the resale registration statement we are required to file if (a) the registration statement is not declared effective within 120 days after the closing of the private placement, or (b) after effectiveness and subject to certain specified exceptions, we suspend the use of the registration statement or the registration statement ceases to remain continuously effective as to all the securities for which it is required to be effective. We refer to each of these events as a registration default. Subject to the specified exceptions, for each 30-day period or portion thereof during which a registration default remains uncured, we are obligated to pay liquidated damages to each investor in cash in an amount equal to 1% of the aggregate subscription price paid by each such investor in the private placement, up to a maximum of 8% of such aggregate subscription price. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

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

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and our policies regarding stock transactions, a number of our directors and employees, including members of our senior management team, have adopted and may continue to adopt pre-arranged stock trading plans to sell a portion of our common stock. Generally, sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our ADSs by such persons could cause the price of our ADSs to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our ADSs becoming available (or being perceived to become available) for sale in the public market could cause the market price of our ADSs to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

Upon a transaction resulting in a change of control of Amarin, as defined in the agreement, BioPharma will be automatically entitled to receive any amounts not previously paid, up to our maximum repayment obligation. As defined in the agreement, “change of control” includes, among other things, (i) a greater than 50 percent change in the ownership of Amarin, (ii) a sale or disposition of any collateral securing our debt with BioPharma and (iii), unless BioPharma has been paid a certain amount under the indebtedness, certain licensings of Vascepa to a third party for sale in the United States. The acceleration of the payment obligation in the event of a change of control transaction may make us less attractive to potential acquirers, and the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our shareholders.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

4.1	Form of Series A Preference Share Terms (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 5, 2015, File No. 000-21392)

4.2	Preferred Share Deposit Agreement by and among the Company, Citibank, N.A., as depositary and all holders and beneficial owners of restricted American Depositary Shares issued thereunder (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2015, File No. 000-21392)

4.3	Form of American Depositary Receipt evidencing restricted American Depositary Shares representing deposited Series A Preference Shares (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2015, File No. 000-21392)

10.1	Development, Commercialization and Supply Agreement by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited, dated as of February 26, 2015†

Exhibit Number	Description

10.2	Securities Subscription Agreement dated March 5, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2015, File No. 000-21392)

10.3	Securities Subscription Agreement dated March 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2015, File No. 000-21392)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: May 8, 2015