Form 10-Q
period 2015-06-30
AMARIN CORP PLC\UK
filed 2015-08-06
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

182,529,985 shares held as American Depository Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 865,904 ordinary shares, were outstanding as of August 1, 2015.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$136,050	$119,539
Restricted cash	600	600
Accounts receivable, net	9,943	7,842
Inventory	20,499	13,733
Deferred tax assets	934	934
Prepaid and other current assets	1,308	2,633

Total current assets	169,334	145,281

Property, plant and equipment, net	296	381
Deferred tax assets	13,287	12,556
Other non-current assets	2,508	2,826
Intangible asset, net	9,740	10,063

TOTAL ASSETS	$195,165	$171,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,006	$8,525
Current portion of long-term debt	15,405	15,394
Deferred revenue, current	856	—
Accrued expenses and other current liabilities	21,004	16,387

Total current liabilities	50,271	40,306

Long-Term Liabilities:
Exchangeable senior notes, net of discount	124,629	121,846
Long-term debt	90,522	89,617
Long-term debt derivative liabilities	6,700	7,400
Deferred revenue, long-term	13,769	—
Other long-term liabilities	626	386

Total liabilities	286,517	259,555

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, £0.50 par, unlimited authorized; 183,395,889 issued, 183,261,552 outstanding as of June 30, 2015; 174,610,451 issued, 174,590,372 outstanding as of December 31, 2014	149,842	143,113
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 289,317,460 issued and outstanding as of June 30, 2015 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio); zero shares issued and outstanding as of December 31, 2014	21,375	—
Additional paid-in capital	802,846	738,890
Treasury stock; 134,337 shares as of June 30, 2015; 20,079 shares as of December 31, 2014	(334)	(217)
Accumulated deficit	(1,065,081)	(970,234)

Total stockholders’ deficit	(91,352)	(88,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$195,165	$171,107

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Product revenue, net	$17,707	$12,606	$33,265	$23,573
Licensing revenue	—	—	375	—

Total revenue, net	17,707	12,606	33,640	23,573

Less: Cost of goods sold	6,381	5,025	12,008	9,271

Gross margin	11,326	7,581	21,632	14,302

Operating expenses:
Selling, general and administrative	26,054	21,094	50,795	41,679
Research and development	12,009	11,727	24,623	23,434

Total operating expenses	38,063	32,821	75,418	65,113

Operating loss	(26,737)	(25,240)	(53,786)	(50,811)

(Loss) gain on change in fair value of derivative liabilities	(600)	3,011	(136)	7,404
Gain on extinguishment of debt	—	38,034	—	38,034
Interest expense, net	(4,807)	(4,296)	(9,692)	(8,689)
Other income (expense), net	95	4,225	(33)	4,241

(Loss) income from operations before taxes	(32,049)	15,734	(63,647)	(9,821)
Benefit from (provision for) income taxes	537	(411)	1,009	(836)

Net (loss) income	$(31,512)	$15,323	$(62,638)	$(10,657)
Preferred stock purchase option	—	—	(868)	—
Preferred stock beneficial conversion feature	(31,341)	—	(31,341)	—

Net (loss) income applicable to common shareholders	$(62,853)	$15,323	$(94,847)	$(10,657)

(Loss) earnings per share:
Basic	$(0.35)	$0.09	$(0.53)	$(0.06)
Diluted	$(0.35)	$0.08	$(0.53)	$(0.07)

Weighted average shares:
Basic	180,464	172,886	178,036	172,879
Diluted	180,464	207,674	178,036	173,876

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Common Shares	Preferred Shares	Treasury Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Shares	Accumulated Deficit	Total
December 31, 2014	174,610,451	—	(20,079)	$143,113	$—	$738,890	$(217)	$(970,234)	$(88,448)
Issuance of Series A Convertible Preferred Stock, net	—	352,150,790	—	—	26,179	25,970	—	—	52,149
Conversion of Series A Convertible Preferred Stock, net	6,283,333	(62,833,330)	—	4,804	(4,804)	(187)	—	—	(187)
Preferred stock purchase option	—	—	—	—	—	1,814	—	(868)	946
Preferred stock beneficial conversion feature	—	—	—	—	—	31,341	—	(31,341)	—
Exercise of stock options	18,020	—	—	13	—	18	—	—	31
Exercise of warrants	1,844,585	—	—	1,429	—	1,284	—	—	2,713
Vesting of restricted stock units	639,500	—	(114,258)	483	—	(483)	(117)	—	(117)
Tax provision on stock-based compensation	—	—	—	—	—	(641)	—	—	(641)
Stock-based compensation	—	—	—	—	—	4,840	—	—	4,840
Loss for the period	—	—	—	—	—	—	—	(62,638)	(62,638)

June 30, 2015	183,395,889	289,317,460	(134,337)	$149,842	$21,375	$802,846	$(334)	$(1,065,081)	$(91,352)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,638)	$(10,657)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	85	107
Stock-based compensation	6,258	4,351
Stock-based compensation—warrants	(9)	(177)
Excess tax provision on (benefit from) stock-based awards	641	(1)
Amortization of debt discount and debt issuance costs	3,688	2,267
Amortization of intangible asset	323	323
Loss (gain) on changes in fair value of derivative liabilities	136	(7,404)
Gain on extinguishment of debt	—	(38,034)
Deferred income taxes	(731)	7
Changes in assets and liabilities:
Restricted cash	—	400
Accounts receivable	(2,101)	(2,719)
Inventories	(6,766)	9,548
Prepaid and other current assets	1,325	(1,312)
Other non-current assets	318	1,722
Accrued interest payable	11	1,696
Deferred revenue	14,625	(1,703)
Accounts payable and other current liabilities	6,976	2,779
Other non-current liabilities	240	—

Net cash used in operating activities	(37,619)	(38,807)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	52,149	—
Proceeds from exercise of stock options, net of transaction costs	31	284
Proceeds from exercise of warrants, net of transaction costs	2,713	—
Debt issuance costs	—	(2,425)
Excess tax (provision on) benefit from stock-based awards	(641)	1
Acquisition of treasury stock	(117)	—
Payments under capital leases	(5)	(39)

Net cash provided by (used in) financing activities	54,130	(2,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,511	(40,986)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,539	191,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$136,050	$150,528

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,829	$4,732

Income taxes	$171	$414

Non-cash transactions:
Transfer of preferred stock purchase option derivative liability to equity	$868	$—

Conversion of Series A Convertible Preferred Stock into common stock	$4,804	$—

Accretion of preferred stock beneficial conversion feature	$31,341	$—

Reacquisition of conversion option in convertible notes	$—	$10,100

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

The Company is also developing Vascepa for potential additional indications for use. In particular, the Company is conducting a cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, the data of which remain blinded to the Company, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the 2014 Form 10-K, filed with the SEC. The balance sheet amounts as of December 31, 2014 in this report were derived from the Company’s audited 2014 consolidated financial statements included in the 2014 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2015 and June 30, 2014, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

As of June 30, 2015, the Company had cash and cash equivalents of $136.0 million. The Company’s condensed consolidated balance sheets also include derivative liabilities as well as long-term debt and exchangeable senior notes. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, and May 2014 exchangeable senior notes, or the 2014 Notes, may be redeemed on or after January 19, 2017 and January 19, 2019, respectively, at the option of the holders and it is not puttable by the holders prior to these dates except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the long-term debt and exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company.

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

Use of Estimates

Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, valuation allowance on deferred taxes, amounts recorded for licensing revenue, contingencies and accruals and valuations of derivative and long-term debt instruments. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the condensed consolidated financial statements for continued reasonableness.

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

The Company commenced its commercial launch in the United States in January 2013. Prior to 2013, the Company recognized no revenue from Vascepa sales. In accordance with GAAP, until the Company had the ability to reliably estimate returns of Vascepa from its Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on sales from the Company to such Distributors. Beginning in January 2014, the Company concluded that it had developed sufficient history such that it can reliably estimate returns and as a result, began to recognize revenue based on sales to its Distributors. The change in revenue recognition methodology resulted in the recognition of previously deferred revenue. As of December 31, 2013, the Company had deferred approximately $1.7 million in amounts billed to Distributors that was not recognized as revenue. This change in revenue recognition methodology resulted in the recognition of such deferred revenues in the three months ended March 31, 2014.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of June 30, 2015, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2015 and 2014 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total

Balance as of December 31, 2014	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	6,044	11,957	276	3,691	21,968
Provision related to prior period sales	(113)	(44)	—	—	(157)
Credits/payments made for current period sales	(3,810)	(6,243)	—	(2,149)	(12,202)
Credits/payments made for prior period sales	(2,039)	(3,531)	(14)	(792)	(6,376)

Balance as of June 30, 2015	$2,289	$5,749	$743	$1,542	$10,323

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2013	$1,071	$1,137	$72	$189	$2,469
Provision related to current period sales	3,325	4,978	163	2,254	10,720
Provision related to prior period sales	—	—	12	—	12
Credits/payments made for current period sales	(2,082)	(3,301)	—	(2,218)	(7,601)
Credits/payments made for prior period sales	(926)	(910)	—	—	(1,836)

Balance as of June 30, 2014	$1,388	$1,904	$247	$225	$3,764

Multiple-Element Arrangements and Licensing Revenue

When evaluating multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based on whether the delivered element has stand-alone value to the customer or if the arrangement includes a general right of return for delivered items.

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

When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, the Company generally recognizes revenue attributable to the license over the Company’s contractual or estimated performance period. Any unrecognized portion of license revenue is classified within deferred revenue in the accompanying condensed consolidated balance sheets. When management believes the license to its intellectual property has stand-alone value, the Company recognizes revenue attributed to the license upon delivery. The periods over which revenue is recognized is subject to estimates by management and may change over the course of the agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less. Restricted cash represents cash and cash equivalents pledged to guarantee repayment of certain expenses which may be incurred for business travel under corporate credit cards held by employees.

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 30 days and are stated at amounts due from customers. The Company does not currently maintain an allowance for doubtful accounts and has not historically experienced any credit losses.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Gross trade accounts receivable	$12,329	$10,215
Trade allowances	(2,289)	(2,207)
Chargebacks	(97)	(166)

Accounts receivable, net	$9,943	$7,842

Inventory

The Company states inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, the Company will reduce the carrying value of such inventory to market value. The Company received FDA approval for Vascepa on July 26, 2012 and after that date began capitalizing inventory purchases of saleable product from approved suppliers. Until an active pharmaceutical ingredient, or API, supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, the Company capitalizes subsequent Vascepa API purchases from such supplier as inventory. Purchases of Vascepa API received and expensed before such regulatory approvals is not subsequently capitalized, and all such purchases are quarantined and not used for commercial supply until such time as the sNDA for the supplier that produced the API is approved. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API.

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

Beneficial Conversion Feature

The Company issued Series A preference shares that contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate. The conversion price on the date of issuance was less than the market price of the Company’s ordinary shares. It was determined that this discount represents a contingent beneficial conversion feature, which was valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance, which is the commitment date. This feature is analogous to a preference dividend and was recorded as a non-cash return to preferred shareholders through accumulated deficit upon the earliest possible date of conversion, which occurred in the three months ended June 30, 2015 upon effectiveness of the related resale Registration Statement on Form S-3. See Note 8—Equity for further discussion.

Costs for Patent Litigation and Legal Proceedings

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including: salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in its drug candidates; and infrastructure costs, including facilities costs and depreciation expense. In addition, research and development costs include the costs of product supply received from suppliers when such receipt by the Company is prior to regulatory approval of the supplier.

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

Loss or Earnings per Share

Basic net loss or earnings per share is determined by dividing net loss or income by the weighted average shares of common stock outstanding during the period. Diluted net loss or earnings per share is determined by dividing net loss or income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. However, in certain periods in which there is a gain recorded pursuant to the change in fair value of the warrant derivative liability, for diluted net loss per share purposes, the impact of such gains is reversed and the treasury stock method is used to determine diluted net loss per share.

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

The calculation of net loss or income and the number of shares used to compute basic and diluted net loss or earnings per share for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended		Six months ended
In thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net (loss) income	$(31,512)	$15,323	$(62,638)	$(10,657)
Preferred stock purchase option (see Note 8)	—	—	(868)	—
Preferred stock beneficial conversion feature (see Note 8)	(31,341)	—	(31,341)	—

Net (loss) income applicable to common shareholders—basic	(62,853)	15,323	(94,847)	(10,657)
Gain on warrant derivative liability	—	(1,416)	(119)	(2,381)
Gain on exchangeable senior notes derivative liability	—	(200)	—	—
Exchangeable senior notes interest	—	1,960	—	—

Net (loss) income—diluted	(62,853)	15,667	(94,966)	(13,038)
Net (loss) earnings per share—basic	(0.35)	0.09	(0.53)	(0.06)
Weighted average shares outstanding—basic	180,464	172,886	178,036	172,879
Effect of dilutive warrants	—	963	—	997
Effect of dilutive stock options	—	277	—	—
Effect of dilutive restricted stock	—	2,022	—	—
Effect of dilutive exchangeable senior notes (if converted)	—	31,526	—	—

Weighted average shares outstanding—diluted	180,464	207,674	178,036	173,876
Net (loss) earnings per share—diluted	$(0.35)	$0.08	$(0.53)	$(0.07)

For the three and six months ended June 30, 2015 and 2014, the following potentially dilutive securities were not included in the computation of net loss or earnings per share because the effect would be anti-dilutive:

	Three months ended		Six months ended
In thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock options	11,750	10,644	11,750	11,864
Restricted stock and restricted stock units	4,046	—	4,046	2,305
Warrants	—	—	—	1,685
Exchangeable senior notes (if converted)	49,215	—	49,215	49,215
Preferred stock (if converted)	28,932	—	28,932	—

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in both the 2012 Notes and 2014 Notes qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be settled, at the Company’s discretion, in any combination of ADSs or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable is amortized over the expected term of the instrument. The conversion feature in the 2014 Notes may only be settled in ADSs upon conversion and has been accounted for as part of the debt host.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% of gross product sales for each of the six months ended June 30, 2015 and 2014, and represented 96% of the gross accounts receivable balance as of June 30, 2015 and 2014. The Company has not experienced any write-offs of its accounts receivable.

Concentration of Suppliers

The Company has contractual freedom to source the API for Vascepa and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third party manufacturers and key suppliers, in particular suppliers of API for Vascepa.

The Company has had a Vascepa API supply agreement with Nisshin Pharma, Inc., or Nisshin, since 2010. In 2011, the Company entered into API supply agreements with two additional suppliers, Chemport, Inc., or Chemport, and BASF (formerly Equateq Limited). In 2012, the Company entered into, and in 2014 terminated, an API supply agreement with a fourth supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. (Slanmhor). The Company terminated its API supply agreement with BASF in February 2014. In June 2015, the Company entered into an API supply agreement with Finorga SAS (Novasep), which was formerly part of the Slanmhor consortium. For the six months ended June 30, 2015 and 2014, all of the Company’s net product sales were generated from API purchased from Nisshin and Chemport.

The Company cannot provide assurance that its efforts to procure uninterrupted supply of Vascepa API to meet market demand will continue to be successful or that it will be able to renew current API supply agreements on favorable terms or at all. Significant alteration to or termination of the Company’s current API supply chain or its failure to enter into new and similar agreements, if needed, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

The Company currently has manufacturing agreements with several FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS, LLC. Each of these companies have qualified their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to encapsulate API will continue to be qualified to manufacture the product to its specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa.

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other income (expense), net in the condensed consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other income (expense), net in the condensed consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs are initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expense), net in the condensed consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of June 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$40,170	$40,170	$—	$—

Liabilities:
Long-term debt derivative liabilities	$6,700	$—	$—	$6,700

	December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$65,156	$65,156	$—	$—

Liabilities:
Warrant derivative liability	$119	$—	$—	$119
Long-term debt derivative liability	$7,400	$—	$—	$7,400

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$90,522	$85,700	$89,617	$81,000
2012 Notes	31,266	27,066	31,266	25,689
2014 Notes	93,363	131,406	90,580	75,533

The estimated fair value of the long-term debt pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Derivative Liabilities below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices. The carrying value of the 2012 Notes as of June 30, 2015 and December 31, 2014 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes. The carrying value of the 2014 Notes as of June 30, 2015 and December 31, 2014 includes a debt discount of $25.4 million and $28.2 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2014 Notes. The change in the estimated fair values of these liabilities from December 31, 2014 to June 30, 2015 is largely related to the quoted bond prices.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. Effective October 16, 2014, the Company entered into a series of warrant amendment agreements (collectively, the “Warrant Amendments”) in order to extend the expiration date of certain outstanding warrants (collectively, the “Warrants”) from its previously scheduled expiration date of October 16, 2014 to the close of business on February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of June 30, 2015 and the related derivative liability was extinguished.

As of December 31, 2014, the fair value of the warrant derivative liability was determined to be $0.1 million using the Black-Scholes option valuation applying the following assumptions: (i) risk-free rate of 0.04%, (ii) remaining term of 0.16 years, (iii) no dividend yield, (iv) volatility of 79%, and (v) the stock price on the date of measurement. As there were no warrants outstanding as of June 30, 2015, the warrant derivative liability was extinguished. The $0.1 million decrease in the fair value of the warrants during the six months ended June 30, 2015 was recognized as a $0.1 million gain on change in fair value of derivative liability.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 6 below) contains a redemption feature whereby, upon a change of control, the Company would have been required to pay $140 million, less any previously repaid amount, if the change of control occurred on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of June 30, 2015, the fair value of the derivative was determined to be $5.6 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.6 and 5.6 years, (ii) coupon rates of between 8.9% and 12.5% and (iii) market yields of between 10.0% and 16.4%. The Company recognized a $0.8 million loss on change in fair value of derivative liability for the six months ended June 30, 2015. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 3.6 years, (ii) coupon rates of between 9.8% and 10.8% and (iii) market yields of between 10.0% and 16.8%.

The Company’s 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined this redemption feature to be an embedded derivative, requiring bifurcation in accordance with ASC 815. The derivative is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of June 30, 2015, the fair value of the derivative was determined to be $1.1 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 19.0%, (iii) a risk-free interest rate of 3.0% and (iv) volatility of 79.0%. The Company recognized a $1.5 million gain on change in fair value of derivative liability for the six months ended June 30, 2015. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 24.8%, (iii) a risk-free interest rate of 2.7% and (iv) volatility of 82.0%.

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

The change in the fair value of derivative liabilities for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance as of December 31, 2014	$119	$7,400	$—	$7,519
Record derivative liability	—	—	868	868
(Gain) loss on change in fair value of derivative liabilities	(110)	(700)	946	136
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance as of June 30, 2015	$—	$6,700	$—	$6,700

	October 2009 Warrants	Long-Term Debt Derivative Liability	Totals

Balance as of December 31, 2013	$6,894	$11,100	$17,994

Record initial fair value of derivative liability on senior notes	—	3,500	3,500
Gain on change in fair value of derivative liability	(2,204)	(5,200)	(7,404)
Compensation income for change in fair value of warrants issued to former employees	(177)	—	(177)

Balance as of June 30, 2014	$4,513	$9,400	$13,913

Segment and Geographical Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company currently operates in one business segment, which is the development and commercialization of Vascepa. A single management team that reports to the Company’s chief decision-maker, who is the Chief Executive Officer, comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2015:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, and is effective for annual periods beginning after December 15, 2016 (the original effective date). In April 2015, the FASB issued a proposal, which was subsequently adopted in July 2015, to defer the original effective date of this standard by one year, such that the amendment is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted, but not before the original effective date. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis. The implementation of this standard will result in the reclassification of certain debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability within the condensed consolidated balance sheets.

In July 2015, the FASB issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require that in-scope inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method but applies to all other inventory, which include inventory that is measured using first-in, first-out (FIFO) or average cost. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 15.1 years. The carrying value as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Technology rights	$11,624	$11,624
Accumulated amortization	(1,884)	(1,561)

	$9,740	$10,063

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$6,358	$5,225
Work in process	8,754	4,757
Finished goods	5,387	3,751

Total inventory	$20,499	$13,733

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

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of June 30, 2015.

July 2009 Warrants

The Company issued several warrants in July 2009. As of June 30, 2015 and December 31, 2014, there were no July 2009 warrants outstanding. During the year ended December 31, 2014, 1,684,888 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $1.7 million.

(6)	Debt

Long-Term Debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. Under these terms, the Company continues to own all Vascepa intellectual property rights, however, such rights, as described below, could be used by BioPharma as collateral for repayment of the remaining unpaid balance under this agreement if the Company defaults on making required payments under the agreement. In the agreement, the Company agreed to repay BioPharma up to $150 million with such repayment based on a portion of revenues and receivables generated from Vascepa after the date of the agreement. As of June 30, 2015, the remaining amount to be repaid to BioPharma is $141.2 million. During the three and six months ended June 30, 2015, the Company made repayments under the agreement of $1.6 million and $3.2 million, respectively, to BioPharma and an additional $1.8 million is scheduled to be paid in August 2015. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid. The maximum quarterly amounts which could be due for payment, except upon a change of control and subject each quarter to the threshold limitation, is in accordance with the following schedule: $10.0 million in the fourth quarter of 2015 and first quarter of 2016, $15.0 million per quarter in each of the next four quarters, and a final payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced and with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment is intended, subject to the threshold limitation, until $150 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150 million less any previously repaid amount.

The Company currently estimates that its Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with the maximum quarterly amounts in the repayment schedule. For each quarterly period since the inception of the debt, revenues were below the contractual threshold amount such that cash payments were calculated for each period reflecting the optional reduction amount as opposed to the contractual threshold payment due for each quarterly period. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred repayments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold limitation based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary, prospectively.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a loss on change in fair value of derivative liability of $0.8 million and a gain on change in fair value of derivative liability of $5.0 million during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, the Company recorded $3.2 million and $0.9 million of cash and non-cash interest expense, respectively, in connection with the BioPharma debt. During the six months ended June 30, 2014, the Company recorded $3.8 million and $1.0 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

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

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if the Company pays cash dividends. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 3,547,916 ADSs after the May 2014 exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange). Based on the closing price of the Company’s stock as of June 30, 2015, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $22.5 million.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of June 30, 2015 and December 31, 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of June 30, 2015 and December 31, 2014, the debt discount was fully amortized and the carrying value of the 2012 Notes was $31.3 million after an exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange).

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

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock as of June 30, 2015, the principal amount of the 2014 Notes would exceed the value of the shares if converted on that date by $6.4 million.

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

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of

$38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and recognized those costs as deferred assets. The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above), which will be measured at fair value on an ongoing basis. During the six months ended June 30, 2015, the Company recognized a $1.5 million gain on the change in fair value of the redemption feature. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of June 30, 2015 and December 31, 2014, the carrying value of the 2014 Notes, net of the unamortized debt discount, was $93.4 million and $90.6 million, respectively. During the six months ended June 30, 2015, the Company recognized aggregate interest expense of $5.6 million related to the Notes, of which $3.0 million represents amortization of the debt discount and $2.6 million represents contractual coupon interest. During the six months ended June 30, 2014, the Company recognized aggregate interest expense of $3.9 million related to the Notes, of which $1.3 million represents non-cash interest and $2.6 million represents contractual coupon interest.

At June 30, 2015 and December 31, 2014, the Company had accrued interest on the Notes of $2.4 million, which is included in other current liabilities. The Company made the contractual interest payments due on the Notes during the six months ended June 30, 2015 and 2014 of $2.6 million.

(7)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to its business. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes a discussion of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

On May 7, 2015, the Company and a group of independent physicians filed a federal lawsuit to permit the Company to share truthful and non-misleading information, including, but not limited to, the ANCHOR trial clinical data, with healthcare professionals in the United States about certain uses of Vascepa not included with approved FDA labeling of Vascepa and thus not permitted under the FDA’s interpretation of applicable law. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on several legal theories. The Company intends to litigate the case vigorously, but cannot predict the outcome of this litigation.

On May 28, 2015, the U.S. District Court for the District of Columbia granted the Company’s motion for summary judgment in the Company’s lawsuit against the FDA, captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.). This lawsuit sought an order requiring FDA to recognize five-year, New Chemical Entity (“NCE”) marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of the Company’s claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, filed a motion to intervene and a notice of appeal of the Court’s decision. The Company intends to litigate the case vigorously, but cannot predict the outcome of this litigation. FDA did not seek to appeal the Court’s decision prior to the July 28, 2015 deadline for appeal.

Based on the May 28, 2015 U.S. District Court for the District of Columbia order granting the Company’s motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of abbreviated new drug applications, or ANDAs, to Vascepa agreed to a full stay of proceeding in that patent litigation. Based on subsequent FDA notification to the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, the Company believes the statutory basis for the patent litigation (accepted ANDAs) no longer exists. Thus, on July 24, 2015, the Company moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants. The Company cannot predict the outcome of this motion to dismiss or litigation. If the motion to dismiss is granted, the Company plans to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa which, assuming NCE exclusivity, the Company would expect no sooner than July 2016.

On June 29, 2015, the U.S. District Court for the District of New Jersey granted the Company’s motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that Amarin and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. On July 29, 2015, plaintiffs filed an amended complaint alleging facts similar to those in the original complaint. Like the first complaint, the amended complaint seeks unspecified monetary damages and attorneys’ fees and costs. The Company believes it has valid defenses and will vigorously defend against this lawsuit, but cannot predict the outcome. The Company is not able to reasonably estimate the loss exposure, if any, associated with the claims. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment of the associated deductible obligation under such insurance coverage.

Milestone and Supply Purchase Obligations

The Company entered into several product development agreements with, subject to performance obligations, certain milestone and supply purchase obligations.

The Company has Vascepa API supply agreements with three independent companies for the purchase of qualified API supply: Nisshin Pharma, Inc., or Nisshin, Chemport, Inc., or Chemport, and Finorga SAS, or Novasep. The Company’s agreements with Chemport and Novasep contain minimum purchase obligations and a provision requiring the Company to pay in cash for any shortfall in the minimum purchase obligations. To date, the Company has met or exceeded its minimum purchase obligations. The Company has no royalty, milestone or minimum purchase commitments with Nisshin.

Pursuant to the agreements with the Company’s API suppliers, there is a total of $53.3 million that is potentially payable over the term of such agreements based on minimum purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.8 million as of June 30, 2015). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.9 million as of June 30, 2015) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.7 million as of June 30, 2015).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of June 30, 2015.

(8)	Equity

Warrants

During the six months ended June 30, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively.

Incentive Equity Awards

During the six months ended June 30, 2015 and 2014, the Company issued 18,020 and 215,000 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $31 thousand and $0.3 million, respectively, for each period.

On January 29, 2015, the Company granted a total of 2,564,251 restricted stock units (“RSUs”) and 1,622,500 stock options to employees under the Amarin Corporation plc 2011 Stock Incentive Plan (the “2011 Plan”). The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. Also on January 29, 2015, the Company granted 5,455,500 RSUs to employees under the 2011 Plan that vest upon the achievement of certain performance conditions.

On March 11, 2014, the Company granted a total of 173,348 RSUs and 205,890 stock options to members of the Company’s Board of Directors under the 2011 Plan. The RSUs vest in equal installments over a three year period commencing with each installment vesting each year upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares. The stock options vest in full upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options will become fully vested upon a change of control of the Company.

On January 8, 2014, the Company granted a total of 2,082,000 RSUs and 2,605,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. During the six months ended June 30, 2015, the Company issued 639,500 common shares related to the vesting of these RSUs, of which 114,258 shares were retained as treasury shares as settlement of employee tax obligations.

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

For each restricted American Depositary Share, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-converted to ordinary share basis), resulting in $52.8 million in aggregate gross proceeds to the Company, before deducting estimated offering expenses of approximately $0.7 million. The net proceeds are reflected as preferred stock in the accompanying condensed consolidated balance sheets.

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the six months ended June 30, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 28,931,746 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares, subject to certain adjustments for dilutive events.

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

The restricted American Depositary Shares and Series A Preference Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (SEC) or an applicable exemption from registration requirements. The Company filed a registration statement with the SEC covering the resale of the restricted American Depositary Shares and the ADSs representing ordinary shares created by the consolidation and redesignation of the Series A Preference Shares (the “Registrable Securities”) on April 9, 2015. In addition, the Company agreed to use its commercially reasonable best efforts to effect and to keep the registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective, and to keep the Registration Statement free of any material misstatements or omissions, until the earlier of (a) March 11, 2017 or (b) the date on which all Registrable Securities held by Purchasers may be sold or transferred in compliance with Rule 144 under the Securities Act, without any volume or manner of sale restrictions.

The Series A Preference Shares contain a contingent beneficial conversion feature (BCF) because they contain a conversion feature at a fixed rate that was in-the-money when issued. The BCF was recorded in the three months ended June 30, 2015 as a result of the related Form S-3 Registration Statement being declared effective, which represents the resolution of the contingency to convert the Series A Preference Shares. The BCF was recognized in stockholders’ deficit and was measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the ordinary shares into which the preferred shares are convertible was $1.50, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the effective purchase price of the ordinary shares and the market value ($2.39 per share) on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF resulting from the issuance of the Series A Preference Shares was determined to be $31.3 million. The BCF was recorded as a non-cash dividend to preferred shareholders through accumulated deficit, and is therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP.

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement (the “Second Private Placement”). In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the Second Private Placement was conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Such approval was received at the Company’s Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of the Second Private Placement occurred on July 10, 2015 (See Note 11 – Subsequent Events). Dr. James Healy, a member of the Company’s Board, is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova.

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margin that increases during the Agreement’s term, from the high single digits in 2014 to the low twenty percent levels in 2018. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for a co-promotion tail fee equal to declining fractions of the co-promote fee in effect prior to such expiration or termination for periods ranging from one to three years following such expiration or termination.

As of June 30, 2015 and December 31, 2014, the Company had a net payable of $1.5 million and a net receivable of $0.6 million, respectively, from Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 16 years. Consequently, the Company recognized $0.4 million of the up-front payment as licensing revenue during the six months ended June 30, 2015 and recorded $14.6 million as deferred revenue as of June 30, 2015. In addition to the non-refundable, up-front payment, the Company is entitled to receive development, regulatory and sales-based milestone payments of up to an additional $154.0 million as well as tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. Revenues relating to these milestone payments and royalties will be recognized upon satisfaction of the applicable performance obligations or over the period in which such performance obligations are completed, as applicable.

(11)	Subsequent Events

The Company has evaluated subsequent events from June 30, 2015 through the date of the issuance of these condensed consolidated financial statements.

On July 10, 2015, the Company closed the Second Private Placement and issued 38,867,180 Restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time as up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS (see Note 8 – Equity). For each Restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as converted to ordinary share basis) resulting in gross proceeds to the Company of $5.8 million.

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

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan (the “China Territory”). We are also assessing other partnership opportunities for licensing Vascepa in other territories outside of the United States.

Triglycerides are fats in the blood. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG >150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available and published in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016. The DMC has been more frequently examining interim reviews of the safety data from the study. Following each of these reviews, the DMC has communicated to us that we should continue the study as planned. We remain blinded to all data from the study. Over 95% of the 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled.

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

The ANCHOR clinical study was conducted under a special protocol assessment, or SPA, agreement with the FDA. On October 29, 2013, the FDA rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. On April 27, 2015, following three attempts by us to appeal the SPA agreement rescission decision by the FDA, we received a Complete Response Letter, or CRL, from the FDA regarding our ANCHOR sNDA. In the CRL, the FDA acknowledged that Vascepa yielded a treatment difference showing reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The FDA concluded that, for regulatory approval purposes, there are insufficient data at this time to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population. We had proposed to the FDA multiple alternative indications, data presentations, disclaimers and other regulatory pathways to approval under the ANCHOR sNDA, but the FDA determined not to approve label expansion reflecting the ANCHOR clinical trial efficacy data at this time. Safety data from the ANCHOR study remain in the currently approved label for Vascepa. Vascepa remains FDA approved for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia, and current Vascepa labeling remains unchanged. The CRL has no effect on the SPA agreement for the REDUCE-IT study or the anticipated timing for results from the REDUCE-IT study. Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

On May 7, 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals certain uses of Vascepa that reflect recognized medical practice but are not covered by current FDA-approved labeling for the drug, so long as the promotion is truthful and non-misleading. The lawsuit seeks a declaration to permit promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and use of peer-reviewed scientific publications that present the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease. In connection with this litigation, the FDA sent a detailed letter to us on June 5, 2015 that confirmed the validity of the ANCHOR trial results. The letter also sought to clarify how, in the FDA’s view, applicable law and FDA policies apply to the communications proposed in Amarin’s complaint. FDA stated in this letter that it did not have concerns with much of the information Amarin proposed to communicate and provided Amarin with guidance on the FDA’s view of lawful paths for the dissemination and communication to healthcare professionals of the effects of Vascepa demonstrated in the ANCHOR clinical trial and use of peer-reviewed scientific publications in the context of appropriate disclaimers. This litigation continues because significant issues remain despite the significant steps forward provided by the June 5 letter. Such remaining issues include, but are not limited to, the ability of Amarin to engage in a full and truthful dialogue with healthcare professionals about the success of the ANCHOR trial and the potential effectiveness of Vascepa as a treatment to reduce cardiovascular risk.

Commercialization – United States

Vascepa became commercially available in the United States by prescription in January 2013 when we commenced sales and shipments to our network of U.S.-based wholesalers. We commenced the commercial launch of Vascepa in the United States in January 2013. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and their managers. Commencing in the middle of the second quarter of 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa.

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

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2015 was approximately 176,000 compared to 154,000 and 110,000 in the three months ended March 31, 2015 and June 30, 2014, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2015 was approximately 157,000 compared to 137,000 and 93,000 in the three months ended March 31, 2015 and June 30, 2014, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from third party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. Prior to commencing our U.S. commercial launch of Vascepa in January 2013, we had no revenue from Vascepa. Because of our limited selling history, changes in the size of our sales force, our co-promotion agreement, and the uncertainty surrounding the extent to which we are able to communicate the ANCHOR clinical trial data, we do not currently provide quantified revenue guidance. While we expect to be able to grow Vascepa revenues over time, we provide no quantified guidance regarding anticipated levels of Vascepa prescriptions or revenues and no such guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth may be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

REDUCE-IT is designed to enroll 8,000 patients, of which over 7,600 patients have been enrolled. We currently estimate that we will complete patient enrollment in this study near the end of 2015.

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

Financial Position

We believe that our cash and cash equivalents balance of $136.0 million as of June 30, 2015 is sufficient to fund our projected operations for at least the next twelve months. Included in our cash balance as of June 30, 2015 was a $15.0 million non-refundable, up-front payment we received upon the execution of our first ex-U.S. licensing agreement in China and surrounding territories and net proceeds of $52.1 million we received from the issuance and sale of our Series A Preference Shares to four institutional investors.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through June 30, 2015, product returns were de minimis.

Licensing revenue. Licensing revenue currently consists of revenue attributable to the receipt of an up-front, non-refundable payment related to a Vascepa license agreement in China, which is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply pursuant to the agreement, which is currently anticipated to be a period of approximately 16 years.

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API, which through June 30, 2015 was sourced from Nisshin and Chemport.

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

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts, including patent costs and milestone payments, as well as the cost to support regulatory and development activities related to our development and commercialization agreement with our international partner, Eddingpharm. We expense research and development costs as incurred. In addition, research and development costs include the costs of product supply we received from suppliers when such receipt is prior to regulatory approval of the supplier.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities is comprised of: (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 financing with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $33.3 million and $23.6 million based on sales to Distributors during the six months ended June 30, 2015 and 2014, respectively. Through June 30, 2015, product returns were de minimis.

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

When we believe a license to our intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributable to the license over the contractual or estimated performance period. Any unrecognized portion of license revenue is classified within deferred revenue in the accompanying condensed consolidated balance sheets. When we believe a license to our intellectual property has stand-alone value, we recognize revenue attributed to the license upon delivery. The periods over which revenue is recognized is subject to estimates and may change over the course of the agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished as of June 30, 2015), the change in control provision associated with our December 2012 debt financing and the change in control provision associated with our May 2014 exchangeable senior notes.

Inventory—Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the United States for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the period received. After Vascepa was approved, we began to capitalize inventory purchased from Nisshin, the API supplier approved in the NDA. Prior to April 2013, Nisshin was the only FDA-approved supplier of API for Vascepa. In April 2013, the FDA approved our sNDAs covering Chemport and BASF and in July 2014 the FDA approved our sNDA covering Slanmhor such that there are now four suppliers FDA-qualified to produce Vascepa API. All supply from Chemport and BASF prior to FDA approval of these API suppliers was not capitalized and instead charged as a component of research and development expense in the period received. Subsequent to the approval of these suppliers, we capitalize API purchases from them. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. We state inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, we will reduce the carrying value of such inventory to market value. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of its U.S. deferred tax assets as of June 30, 2015, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of June 30, 2015. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by us as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2015:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, and is effective for annual periods beginning after December 15, 2016 (the original effective date). In April 2015, the FASB issued a proposal, which was subsequently adopted in July 2015, to defer the original effective date of this standard by one year, such that the amendment is effective for our fiscal year beginning January 1, 2018. Early adoption is permitted, but not before the original effective date. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard is not expected to have an impact on our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis. The implementation of this standard will result in the reclassification of certain debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability within the condensed consolidated balance sheets.

In July 2015, the FASB issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require that in-scope inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method but applies to all other inventory, which include inventory that is measured using first-in, first-out (FIFO) or average cost. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on condensed consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

Product Revenue, net. We recorded product revenue of $17.7 million and $12.6 million during the three months ended June 30, 2015 and 2014, respectively, an increase of $5.1 million, or 40%. This increase in revenue was driven by an increase in estimated normalized total Vascepa prescriptions of approximately 66,000 and 64,000 based on data provided by Symphony Health

Solutions and IMS Health, respectively, representing growth of 60% and 69%, respectively, over the three months ended June 30, 2014. The difference in the percentage of revenue growth as compared to the percentage of prescription growth is primarily due to the timing of wholesaler inventory purchases. All of our product revenue in the three months ended June 30, 2015 and 2014 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Through June 30, 2015, product returns of Vascepa were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended June 30, 2015 and 2014, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors. As a result of expanded commercial coverage and improved formulary positioning, rebates provided for in 2015 will be higher than in prior periods resulting in a slight decrease in the net selling price of Vascepa.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended June 30, 2015 was zero. We did not record licensing revenue prior to 2015. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 associated with a Vascepa licensing agreement for the China Territory. The up-front payment is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply, which is currently anticipated to be a period of approximately 16 years. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the three months ended June 30, 2015 and 2014 was $6.4 million and $5.0 million, respectively, an increase of $1.4 million, or 28%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2015 and 2014 was sourced from two API suppliers. The contracted cost of supply from our initial API supplier is higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. As of June 30, 2015, we classified all of our inventory as current. As a result of lower inventory balances on hand at the end of 2014 compared to the end of 2013 as well as anticipated increases in revenue during 2015 compared to 2014, we anticipate purchasing more API during 2015 than in 2014 with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the three months ended June 30, 2015 and 2014 was 64% and 60%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2015 and 2014 was $26.1 million and $21.1 million, respectively, an increase of $5.0 million, or 24%. Selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 are summarized in the table below (in thousands):

	Three Months Ended June 30,
	2015	2014
Selling, general and administrative expense (1)	$23,680	$19,486
Non-cash stock based compensation expense (2)	2,374	1,713
Non-cash warrant related compensation income	—	(105)

Total selling, general and administrative expense	$26,054	$21,094

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the three months ended June 30, 2015 and 2014 was $23.7 million and $19.5 million, respectively, an increase of $4.2 million, or 22%. The increase is due primarily to higher legal costs associated with various on-going legal matters, which costs vary from period to period, and to co-promotion fees payable to Kowa Pharmaceuticals America, Inc. The co-promotion fees were $1.7 million and $0.3 million in the three months ended June 30, 2015 and 2014, respectively.
(2)	Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $2.4 million and $1.7 million, respectively, an increase of $0.7 million, or 41%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

We currently anticipate that with our existing indication for Vascepa, our selling, general and administrative costs will be higher during 2015 as compared to 2014 as a result of (i) higher legal costs, (ii) anticipated increases in the co-promotion fees earned by Kowa Pharmaceuticals America, Inc. based on anticipated increases in net product revenues and the terms of our co-promotion agreement with Kowa Pharmaceuticals America, Inc., and (iii) anticipated expanded programs later in 2015 to more broadly educate healthcare professionals about Vascepa, including certain data regarding the ANCHOR trial, based at least on guidance received from the FDA in conjunction with our First Amendment lawsuit.

Research and Development Expense. Research and development expense for the three months ended June 30, 2015 and 2014 was $12.0 million and $11.7 million, respectively, an increase of $0.3 million, or 3%. Research and development expenses for the three months ended June 30, 2015 and 2014 are summarized in the table below (in thousands):

	Three Months Ended June 30,
	2015	2014
REDUCE-IT study (1)	$8,140	$9,152
Regulatory filing fees and expenses (2)	441	355
Internal staffing, overhead and other (3)	2,586	1,539

Research and development expense, excluding non-cash expense	11,167	11,046
Non-cash stock-based compensation (4)	842	681

Total research and development expense	$12,009	$11,727

The increase in research and development expenses for the quarter ended June 30, 2015, as compared to the prior year period, is primarily due to an increase in internal staffing and other overhead costs primarily associated with progression of the REDUCE-IT study.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,600 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study near the end of 2015. For the three months ended June 30, 2015 and 2014, we incurred expenses through our CRO in connection with this trial of approximately $7.2 million and $7.8 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended June 30, 2015 and 2014 for REDUCE-IT were approximately $8.1 million and $9.2 million, respectively. The decrease in expenses in 2015 as compared to 2014 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2015 will be slightly higher than levels we incurred in 2014 and may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million through study completion in 2017 and publication of results in 2018. Our aggregate remaining costs to complete the REDUCE-IT are estimated to be lower than $100 million if the independent DMC recommends that REDUCE-IT be completed early based on its scheduled interim review of the efficacy and safety results of the study which review we estimate will occur in 2016 upon reaching 60% of the target aggregate number of cardiovascular events for the study. Amarin remains blinded to all data from the study and currently expects the study to be completed in 2017. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the quarters ended June 30, 2015 and 2014 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

We anticipate that our research and development costs will be slightly higher during 2015 as compared to 2014 and may be variable from quarter to quarter as a result of the timing of REDUCE-IT costs, and that such costs will decline modestly thereafter upon completion of enrollment for REDUCE-IT.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities for the three months ended June 30, 2015 was a loss of $0.6 million versus a gain of $3.0 million in the prior year period. (Loss) gain on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. In October 2014, we and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of June 30, 2015 and no gain or loss was recognized for the three months ended June 30, 2015. The fair value of the warrant derivative liability as of March 31, 2014 was $5.9 million and we recognized a $1.3 million gain on change in fair value of derivative liability for the three months ended June 30, 2014. The change in fair value of the warrant derivative liability for the quarter ended June 30, 2014 is due primarily to the change in the price of our common stock on the date of valuation.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of March 31, 2015, the fair value of the derivative was determined to be $4.8 million, and as of June 30, 2015, the fair value of the derivative was determined to be $5.6 million. As such, we recognized a $0.8 million loss on change in fair value of derivative liability for the three months ended June 30, 2015. As of March 31, 2014, the fair value of the derivative was determined to be $7.6 million, and as of June 30, 2014, the fair value of the derivative was determined to be $6.1 million. As such, we recognized a $1.5 million gain on change in fair value of derivative liability for the three months ended June 30, 2014.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of March 31, 2015, the fair value of the derivative was determined to be $1.3 million, and as of June 30, 2015, the fair value of the derivative was determined to be $1.1 million. As such, we recognized a $0.2 million gain on change in fair value of derivative liability for the three months ended June 30, 2015. As of June 30, 2014, the fair value of the derivative was determined to be $3.3 million and we recognized a $0.2 million gain on change in fair value of derivative liability for the three months ended June 30, 2014.

Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.50% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 6). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We recorded a gain on extinguishment of the original notes of $38.0 million in the three months ended June 30, 2014. There was no such gain in the three months ended June 30, 2015.

Interest Expense, net. Net interest expense for the three months ended June 30, 2015 and 2014 was $4.8 million and $4.3 million, respectively, an increase of $0.5 million, or 12%. Net interest expense for the three months ended June 30, 2015 and 2014 is summarized in the table below (in thousands):

	Three Months Ended June 30,
	2015	2014
Exchangeable senior notes (1):
Amortization of debt discounts	$1,550	$647
Contractual coupon interest	1,313	1,313

Total exchangeable senior notes interest expense	2,863	1,960
Long-term debt—BioPharma financing (2):
Cash interest—current	1,547	1,260
Cash interest—deferred	—	625
Non-cash interest	440	493

Total long-term debt interest expense	1,987	2,378
Other interest expense	5	—

Total interest expense	4,855	4,338
Interest income (3)	(48)	(42)

Total interest expense, net	$4,807	$4,296

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended June 30, 2015 and 2014 was $2.9 million and $2.0 million, respectively.
(2)	Cash and non-cash interest expenses related to the BioPharma financing for the three months ended June 30, 2015 and 2014 were $2.0 million and $2.4 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the three months ended June 30, 2015 and 2014 was $0.05 million and $0.04 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the three months ended June 30, 2015 was income of $0.1 million versus income of $4.2 million in the prior year period. Other income (expense), net, in the three months ended June 30, 2015 primarily consists of losses and gains on foreign exchange transactions. Other income (expense), net in the three months ended June 30, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us.

Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes for the three months ended June 30, 2015 was a $0.5 million benefit versus a $0.4 million provision in the prior year period. The current benefit (provision) relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Product Revenue, net. We recorded product revenue of $33.3 million and $23.6 million during the six months ended June 30, 2015 and 2014, respectively, an increase of $9.7 million, or 41%. This increase in revenue was driven by an increase in estimated normalized total Vascepa prescriptions of approximately 127,000 and 123,000 based on data provided by Symphony Health Solutions and IMS Health, respectively, representing growth of 63% and 72%, respectively, over the six months ended June 30, 2014. The difference in the percentage of revenue growth as compared to the percentage of prescription growth is primarily due to the timing of wholesaler inventory purchases and a change in revenue recognition methodology in 2014 as described below. All of our product revenue in the six months ended June 30, 2015 and 2014 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. In accordance with GAAP, prior to 2014, product revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions and not based on sales to our Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and, as a result, began to recognize product revenue based on sales to our Distributors. Through June 30, 2015, product returns of Vascepa were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the six months ended June 30, 2015 and 2014, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors. As a result of expanded commercial coverage and improved formulary positioning, rebates provided for in 2015 will be higher than in prior periods resulting in a slight decrease in the net selling price of Vascepa.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the six months ended June 30, 2015 was $0.4 million. We did not record licensing revenue prior to 2015. The licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 associated with a Vascepa licensing agreement for the China Territory. The up-front payment is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply, which is currently anticipated to be a period of approximately 16 years. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the six months ended June 30, 2015 and 2014 was $12.0 million and $9.3 million, respectively, an increase of $2.7 million, or 29%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold for the six months ended June 30, 2015 and 2014 was sourced from two API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. As of June 30, 2015, we classified all of our inventory as current. As a result of lower inventory balances on hand at the end of 2014 compared to the end of 2013 as well as anticipated increases in revenue during 2015 compared to 2014, we anticipate purchasing more API during 2015 than in 2014 with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the six months ended June 30, 2015 and 2014 was 64% and 61%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2015 and 2014 was $50.8 million and $41.7 million, respectively, an increase of $9.1 million, or 22%. Selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2015	2014
Selling, general and administrative expense (1)	$46,199	$38,824
Non-cash stock based compensation expense (2)	4,605	3,032
Non-cash warrant related compensation income	(9)	(177)

Total selling, general and administrative expense	$50,795	$41,679

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants, for the six months ended June 30, 2015 and 2014 was $46.2 million and $38.8 million, respectively, an increase of $7.4 million, or 19%. The increase is due primarily to higher legal costs associated with various on-going legal matters, which costs vary from period to period, and to co-promotion fees payable to Kowa Pharmaceuticals America, Inc. The co-promotion fees were $3.2 million and $0.3 million in the six months ended June 30, 2015 and 2014, respectively.
(2)	Stock-based compensation expense for the six months ended June 30, 2015 and 2014 was $4.6 million and $3.0 million, respectively, an increase of $1.6 million, or 53%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

We currently anticipate that with our existing indication for Vascepa, our selling, general and administrative costs will be higher during 2015 as compared to 2014 as a result of (i) higher legal costs, (ii) anticipated increases in the co-promotion fees earned by Kowa Pharmaceuticals America, Inc. based on anticipated increases in net product revenues and the terms of our co-promotion agreement with Kowa Pharmaceuticals America, Inc., and (iii) anticipated expanded programs later in 2015 to more broadly educate healthcare professionals about Vascepa, including certain data regarding the ANCHOR trial, based at least on guidance received from the FDA in conjunction with our First Amendment lawsuit.

Research and Development Expense. Research and development expense for the six months ended June 30, 2015 and 2014 was $24.6 million and $23.4 million, respectively, an increase of $1.2 million, or 5%. Research and development expenses for the six months ended June 30, 2015 and 2014 are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2015	2014
REDUCE-IT study (1)	$16,560	$16,656
Regulatory filing fees and expenses (2)	856	998
Internal staffing, overhead and other (3)	5,554	4,461

Research and development expense, excluding non-cash expense	22,970	22,115
Non-cash stock-based compensation (4)	1,653	1,319

Total research and development expense	$24,623	$23,434

The increase in research and development expenses for the six months ended June 30, 2015, as compared to the prior year period, is primarily due to an increase in internal staffing and other overhead costs primarily associated with progression of the REDUCE-IT study.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a CRO through which all costs for this outcomes study are incurred with the exception of costs for CTM and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,600 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study near the end of 2015. For the six months ended June 30, 2015 and 2014, we incurred expenses through our CRO in connection with this trial of approximately $13.8 million and $12.9 million, respectively. Inclusive of CTM costs, the combined

CRO and CTM costs during the six months ended June 30, 2015 and 2014 for REDUCE-IT were approximately $16.6 million and $16.7 million, respectively. The decrease in expenses in 2015 as compared to 2014 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that costs incurred for this study in 2015 will be slightly higher than levels we incurred in 2014 and may vary from quarter to quarter. Based on our current assumptions of CRO and CTM costs, we estimate that aggregate remaining costs to complete the REDUCE-IT study and evaluate its results to likely exceed $100 million through study completion in 2017 and publication of results in 2018. Our aggregate remaining costs to complete the REDUCE-IT are estimated to be lower than $100 million if the independent DMC recommends that REDUCE-IT be completed early based on its scheduled interim review of the efficacy and safety results of the study which review we estimate will occur in 2016 upon reaching 60% of the target aggregate number of cardiovascular events for the study. Amarin remains blinded to all data from the study and currently expects the study to be completed in 2017. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the six months ended June 30, 2015 and 2014 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

We anticipate that our research and development costs will be slightly higher during 2015 as compared to 2014 and may be variable from quarter to quarter as a result of the timing of REDUCE-IT costs, and that such costs will decline modestly thereafter upon completion of enrollment for REDUCE-IT.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities for the six months ended June 30, 2015 was a loss of $0.1 million versus a gain of $7.4 million in the prior year period. (Loss) gain on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability as of December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the six months ended June 30, 2015 for these warrants. The fair value of the warrant derivative liability as of December 31, 2013 was $6.9 million and we recognized a $2.2 million gain on change in fair value of derivative liability for the six months ended June 30, 2014. The change in fair value of the warrant derivative liability for the six months ended June 30, 2015 is due to the expiration of the warrants and the resulting extinguishment of the liability, while the change in fair value for the six months ended June 30, 2014 is due primarily to the change in the price of our common stock on the date of valuation. In October 2014, we and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of June 30, 2015.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to pay $140 million, less any previously repaid amount, if the change of control occurs on or before December 31, 2013, or required to repay $150 million, less any previously repaid amount, if the change of control event occurs after December 31, 2013. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of June 30, 2015, the fair value of the derivative was determined to be $5.6 million. As such, we recognized a $0.8 million loss on change in fair value of derivative liability for the six months ended June 30, 2015. As of December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and as of June 30, 2014, the fair value of the derivative was determined to be $6.1 million. As such, we recognized a $5.0 million gain on change in fair value of derivative liability for the six months ended June 30, 2014.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and as of June 30, 2015, the fair value of the derivative was determined to be $1.1 million. As such, we recognized a $1.5 million gain on change in fair value of derivative liability for the six months ended June 30, 2015. As of June 30, 2014, the fair value of the derivative was determined to be $3.3 million. We recognized a $0.2 million gain on change in fair value of derivative liability for the six months ended June 30, 2014.

In connection with the closing of a private placement transaction in March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend. The liability was then marked to fair value through March 30, 2015, the date on which we executed a subscription agreement with the investor, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives in the six months ended June 30, 2015. The liability was reclassified to permanent equity on such date.

Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.50% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 6). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We recorded a gain on extinguishment of the original notes of $38.0 million in the six months ended June 30, 2014. There was no such gain in the six months ended June 30, 2015.

Interest Expense, net. Net interest expense for the six months ended June 30, 2015 and 2014 was $9.7 million and $8.7 million, respectively, an increase of $1.0 million, or 11%. Net interest expense for the six months ended June 30, 2015 and 2014 is summarized in the table below (in thousands):

	Six Months Ended June 30,
	2015	2014
Exchangeable senior notes (1):
Amortization of debt discounts	$3,002	$1,330
Contractual coupon interest	2,625	2,625

Total exchangeable senior notes interest expense	5,627	3,955
Long-term debt—BioPharma financing (2):
Cash interest—current	3,103	2,357
Cash interest—deferred	112	1,446
Non-cash interest	905	982

Total long-term debt interest expense	4,120	4,785
Other interest expense	5	1

Total interest expense	9,752	8,741
Interest income (3)	(60)	(52)

Total interest expense, net	$9,692	$8,689

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the six months ended June 30, 2015 and 2014 was $5.6 million and $4.0 million, respectively.
(2)

Cash and non-cash interest expenses related to the BioPharma financing for the six months ended June 30, 2015 and 2014 were $4.1 million and $4.8 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the six months ended June 30, 2015 and 2014 was $0.06 million and $0.05 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the six months ended June 30, 2015 was expense of $0.03 million versus income of $4.2 million in the prior year period. Other income (expense), net, in the six months ended June 30, 2015 primarily consists of losses and gains on foreign exchange transactions. Other income (expense), net in the six months ended June 30, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us.

Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes for the six months ended June 30, 2015 was a $1.0 million benefit versus a $0.8 million provision in the prior year period. The current benefit (provision) relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2015 include cash and cash equivalents of $136.0 million. In February 2015, we received a $15.0 million non-refundable, up-front payment upon the execution of our first ex-U.S. licensing agreement which agreement covers China and surrounding territories. In March 2015, we entered into a subscription agreement with four institutional investors for the issuance and sale of our Series A Preference Shares resulting in net proceeds to us of $52.1 million. Both the $15.0 million up-front payment from the ex-U.S. licensing agreement and the $52.1 million in net proceeds from the issuance and sale of Series A Preference Shares are included in our June 30, 2015 cash balance. Our projected uses of cash include commercialization of Vascepa for the MARINE indication, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
	2015	2014
Cash (used in) provided by continuing operations:
Operating activities	$(37.6)	$(38.8)
Investing activities	—	—
Financing activities	54.1	(2.2)

Increase (decrease) in cash and cash equivalents	$16.5	$(41.0)

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables associated with Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of June 30, 2015, the net remaining amount to be repaid to BioPharma is $141.2 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2015 is $23.2 million. The quarterly repayments through June 30, 2015 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

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

On March 30, 2015, in connection with the closing of the initial private placement, and pursuant to a pre-existing contractual preemptive right to participate in certain private placement transactions effected by us, we entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional 38,867,180 restricted ADSs, each representing one (1) share of our Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement, for potential proceeds of $5.8 million. In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the second private placement was conditioned upon approval by our shareholders at a future meeting of our shareholders. Such approval was received at our Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of this second private placement occurred on July 10, 2015. Dr. James Healy, a member of our Board, is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova.

As of June 30, 2015, we had cash and cash equivalents of $136.0 million, an increase of $16.5 million from December 31, 2014. The increase is primarily due to the net proceeds from an equity financing of $52.1 million and a $15.0 million up-front payment received from an ex-U.S. licensing agreement offset by net cash used in operating activities in support of the continued commercialization of Vascepa and the continued funding of REDUCE-IT, less accounts receivable collections. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.1 billion as of June 30, 2015. We believe that our cash and cash equivalents balance of $136.0 million as of June 30, 2015 will be sufficient to fund our projected operations for at least the next twelve months. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2015	2016 to 2017	2018 to 2019	After 2019
Contractual Obligations:
Purchase obligations (1)	$53.3	$9.4	$31.8	$12.1	$—
Operating lease obligations (2)	1.7	0.3	1.2	0.2	—
Interest payment obligations—exchangeable debt (3)	18.8	2.6	10.0	6.2	—

Total contractual cash obligations	$73.8	$12.3	$43.0	$18.5	$—

(1)	We have agreements with API suppliers which include minimum purchase levels to enable us to maintain certain exclusivity with each respective supplier and certain agreements require any shortfall in such purchase levels to be paid in cash. The amounts in the table above reflect amounts potentially payable to our suppliers based on our minimum purchase obligations assuming such suppliers are qualified. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance. There are additional potential purchase requirements based on our total annual API supply requirements that are not reflected in the table.
(2)	Represents operating lease costs consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ.
(3)	Represents scheduled interest payments due under the terms of the 2012 Notes and 2014 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADSs. The above table does not reflect the repayment of the $150.0 million notes as they may be exchanged for ADSs.

We do not enter into financial instruments for trading or speculative purposes. As of June 30, 2015, we had no outstanding forward exchange contracts.

We have Vascepa API supply agreements with two independent companies from which we purchase qualified API supply: Nisshin and Chemport. Additionally, in June 2015 we entered into a supply agreement with Finorga SAS (Novasep). Our agreements with Chemport and Novasep contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. The maximum amounts payable pursuant to this provision are reflected in the table above.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.3 million in each of the six months ended June 30, 2015 and 2014. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.8 million as of June 30, 2015). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.9 million as of June 30, 2015) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.7 million as of June 30, 2015).

In January 2015, we granted a total of 5,455,500 performance-based RSUs (“PSUs”) to employees for the right to receive payment in the form of ordinary shares, or any combination of cash and shares. Payment in the form of ordinary shares was subject to shareholder approval of a sufficient increase in the number of shares reserved for issuance under the Amarin Corporation plc 2011 Stock Incentive Plan. Such shareholder approval was obtained at our Annual General Meeting on July 6, 2015.

In addition to the obligations in the table above, we have recorded a liability of $0.4 million for uncertain tax positions that have been recorded in long-term liabilities as of June 30, 2015. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to our business. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes a discussion of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

On May 7, 2015, we and a group of independent physicians filed a federal lawsuit to permit us to share truthful and non-misleading information, including, but not limited to, the ANCHOR trial clinical data, with healthcare professionals in the United States about certain uses of Vascepa not included with approved FDA labeling of Vascepa and thus not permitted under the FDA’s interpretation of applicable law. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on several legal theories. We intend to litigate the case vigorously, but we cannot predict the outcome of this litigation.

On May 28, 2015, the U.S. District Court for the District of Columbia granted our motion for summary judgment in our lawsuit against the FDA, captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.). This lawsuit sought an order requiring FDA to recognize five-year, New Chemical Entity (“NCE”) marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, filed a motion to intervene and a notice of appeal of the Court’s decision. We intend to litigate the case vigorously, but cannot predict the outcome of this litigation. FDA did not seek to appeal the Court’s decision prior to the July 28, 2015 deadline for appeal.

Based on the May 28, 2015, U.S. District Court for the District of Columbia order granting our motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of abbreviated new drug applications, or ANDAs, to Vascepa agreed to a full stay of proceeding in that patent litigation. Based on subsequent FDA notification to the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, we believe the statutory basis for the patent litigation (accepted ANDAs) no longer exists. Thus, on July 24, 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants. We intend to vigorously enforce our intellectual property rights relating to Vascepa consistent with the time period contemplated by the Hatch-Waxman Act, but we cannot predict the outcome of these lawsuits. We cannot predict the outcome of this motion to dismiss or litigation. If the motion to dismiss is granted, we plan to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa which, assuming NCE exclusivity, we would expect no sooner than July 2016.

On June 29, 2015, the U.S. District Court for the District of New Jersey granted our motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that we and certain of our current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. On July 29, 2015, plaintiffs filed an amended complaint alleging facts similar to those in the original complaint. Like the first complaint, the amended complaint seeks unspecified monetary damages and attorneys’ fees and costs. We believe we have valid defenses and will vigorously defend against this lawsuit, but cannot predict the outcome. We are not able to reasonably estimate the loss exposure, if any, associated with the claims. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment of the associated deductible obligation under such insurance coverage.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the SEC on March 3, 2015.

Risks Related to the Commercialization and Development of Vascepa

*We are substantially dependent upon the success of Vascepa in the United States, which we launched commercially in the MARINE indication in early 2013.

As a result of our reliance on a single product and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depends on our ability to execute our commercial strategy for Vascepa in the United States. We launched Vascepa based on FDA approval of our MARINE indication in January 2013. If commercialization efforts for Vascepa in the MARINE indication are not successful, our business will be materially and adversely affected.

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

In addition, we believe that investors should view with caution the results for prior quarterly periods and the results for quarterly periods for the foreseeable future, as data for these periods may not be representative of a trend consistent with the results presented or otherwise predictive of future results, especially in light of competitive developments in the market in which we operate, our April 2015 Complete Response Letter, or CRL, on our application to the FDA to expand FDA-approved labeling for Vascepa, our recent litigation to expand our ability to promote Vascepa in the United States outside of FDA-approved labeling, the October 2013 approximately 50% reduction in our sales force, the March 2014 co-promotion Agreement with Kowa Pharmaceuticals America, Inc., and the February 2015 DCS Agreement with Eddingpharm.

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

We began marketing and selling Vascepa for use in the MARINE indication in January 2013. Vascepa may fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Vascepa for the MARINE indication and any future approved indications will depend on a number of factors, including:

•	the perceived efficacy, safety and potential advantages of Vascepa, as compared to alternative treatments;

•	our ability to offer Vascepa for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;

•	publicity concerning Vascepa or competing products;

•	the outcome of our pending litigation to expand our ability to promote Vascepa in the United States outside of FDA-approved labeling and the related perception that we will continue to market and sell Vascepa only in the MARINE indication and any future FDA-approved indications;

•	sufficient third-party coverage or reimbursement; and

•	the actual efficacy of the product and the prevalence and severity of any side effects, including any limitations or warnings contained in Vascepa’s approved labeling.

* FDA issued a Complete Response Letter to us regarding our ANCHOR study sNDA in April 2015. Based on our communications with the FDA, we currently expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

Since January 2013 we have marketed Vascepa for use in the MARINE indication in the United States. Our ability to fully commercialize Vascepa beyond the MARINE indication in the United States is dependent upon the marketing claims associated with Vascepa, gained through additional FDA approval or the outcome of our pending litigation to expand our ability to promote Vascepa in the United States outside of FDA-approved labeling.

In April 2015, we received a CRL from the FDA on our Supplemental New Drug Application, or sNDA, that sought approval for the use of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication. In the CRL, the FDA acknowledged that Vascepa yielded a treatment difference showing reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The clinical rationale for reducing serum triglycerides with Vascepa and modifying other lipid/lipoprotein parameters shown in ANCHOR among statin-treated patients with triglycerides 200-499 mg/dL is to reduce cardiovascular risk. The FDA concluded that, for regulatory approval purposes, there are insufficient data at this time to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population.

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

*Our lawsuit to allow for promotion of truthful and non-misleading information to healthcare professionals in the United States about uses of Vascepa may not achieve its intended goal.

On May 7, 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals certain uses of Vascepa that reflect recognized medical practice but are not covered by current FDA-approved labeling for the drug, so long as the promotion is truthful and non-misleading. The uses at issue are consistent with multiple national and international treatment guidelines and relevant to tens of millions of patients in the United States at risk of cardiovascular disease. Because, for example, the efficacy results from the ANCHOR trial have not been approved by the FDA for inclusion in FDA labeling of Vascepa, truthful and non-misleading promotion of such information is considered off-label and thus illegal under FDA’s regulatory structure. The lawsuit, captioned Amarin Pharma, Inc. et al. v. Food & Drug Administration, et al., was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on applicable precedent, First Amendment freedom of speech principles and Fifth Amendment restrictions against overly vague laws. The lawsuit seeks a declaration to permit promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and use of peer-reviewed scientific publications that present the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contends, have First Amendment rights to receive accurate information. The goal of the lawsuit is to supply accurate information to physicians about Vascepa so they can make informed decisions on how to treat patients based on current, scientific data and consistent with numerous national and international cardiovascular treatment guidelines and position statements.

In connection with this litigation, the FDA sent a detailed letter to us on June 5, 2015 that confirmed the validity of the ANCHOR trial results. The letter also sought to clarify how, in the FDA’s view, applicable law and FDA policies apply to the communications proposed in Amarin’s complaint. FDA stated in this letter that it did not have concerns with much of the information Amarin proposed to communicate and provided Amarin with guidance on the FDA’s view of lawful, but limited paths for the dissemination and communication to healthcare professionals of the effects of Vascepa demonstrated in the ANCHOR clinical trial and use of peer-reviewed scientific publications in the context of appropriate disclaimers. This litigation continues because significant issues remain despite the significant steps forward provided by the June 5 letter. Such remaining issues include, but are not limited to, the ability of Amarin to engage in a full and truthful dialogue with healthcare professionals about the success of the ANCHOR trial and the potential effectiveness of Vascepa as a treatment to reduce cardiovascular risk.

We may not be successful in this lawsuit. Even if we are successful at the federal district court level, the FDA may appeal. The legal process can be unpredictable, costly and time-consuming and even if we are successful the remedies available to us may be less beneficial to us or the medical community in general than we currently believe.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, multiple generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). We expect AstraZeneca will utilize its substantial commercial resources to market its product imminently. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. We are not aware of the commercialization plan for Omtryg. Each of these competitors, other than Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

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

*Our suit against FDA challenging its denial of five-year, NCE exclusivity to Vascepa under the Hatch-Waxman Amendments may not achieve its intended goal to delay generic competition challenges to Vascepa.

The timelines and conditions under the ANDA process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, new chemical entity (NCE) marketing exclusivity. The FDA typically makes a determination on marketing exclusivity in connection with an NDA approval of a drug for a new indication. We applied to the FDA for five-year, NCE marketing exclusivity for Vascepa in connection with the NDA for our MARINE indication, which NDA was approved by the FDA on July 26, 2012. On February 21, 2014, in connection with the July 26, 2012 approval of the MARINE indication, the FDA denied a grant of NCE marketing exclusivity to Vascepa and granted three-year marketing exclusivity. Under applicable regulations, subject to our related litigation with FDA over NCE marketing exclusivity, such three-year exclusivity would have extended through July 25, 2015 and be supplemented by a 30-month stay that we believe would have extended into September 2016, if the related Vascepa patent litigation were not resolved against us sooner.

NCE marketing exclusivity, not granted to Vascepa at this time, precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, the pioneer drug company may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. Another drug sponsor could also gain a form of marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

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

Such three-year exclusivity protection precludes the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval. The FDA may accept and commence review of such applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of our patents at any time. In this case, Amarin would be, and has been, afforded the benefit of a 30-month stay against the launch of such a competitive product that extends from the period that Amarin receives notice of the patent challenge (the paragraph IV notice), assuming Amarin responds to the patent challenge within 45 days, and Amarin may also be afforded a judicial extension if applicable requirements are met. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

On February 27, 2014, we commenced a lawsuit against the FDA, captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.), that challenges FDA’s denial of our request for five-year NCE exclusivity for Vascepa based on our reading of the relevant statute, our view of FDA’s inconsistency with its past actions in this area and the retroactive effect of what we believe is a new policy at FDA as it relates to our situation. Our complaint requested that the court vacate FDA’s decision, declare that Vascepa is entitled to the benefits of five-year statutory exclusivity, bar the FDA from accepting any ANDA or similar application for which Vascepa is the reference-listed drug until after the statutory exclusivity period and set aside what we contend are—due to the denial of five-year exclusivity to Vascepa—prematurely accepted pending ANDA applications.

On May 28, 2015, the U.S. District Court for the District of Columbia granted our motion for summary judgment in this lawsuit. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, filed a motion to intervene and a notice of appeal of the Court’s decision. FDA did not seek to appeal the Court’s decision prior to the July 28, 2015 deadline for appeal. The legal process can be unpredictable, costly and time-consuming. We intend to litigate the case vigorously, but cannot predict the outcome of this litigation.

*Generic company competitors are seeking approval of generic versions of Vascepa.

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

We received six paragraph IV notices notifying us of submitted ANDAs to Vascepa under the Hatch-Waxman Amendments based on the FDA’s determination that we were entitled to three, and not five-year exclusivity. As a result, until recently, we have been engaged in costly litigation with the ANDA applicants to protect our patent rights.

Based on the May 28, 2015, U.S. District Court for the District of Columbia order granting our motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of abbreviated new drug applications, or ANDAs, to Vascepa agreed to a full stay of proceeding in that patent litigation. Based on subsequent FDA notification to the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, we believe the statutory, constructive infringement basis for the patent litigation (accepted ANDAs) no longer exists. Thus, on July 24, 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants. We cannot predict the outcome of this motion to dismiss or litigation. The legal process can also be costly and time-consuming. If the motion to dismiss is granted, we plan to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa which, assuming NCE exclusivity, we would expect no sooner than July 2016.

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

In addition to the six paragraph IV notices received to date, in February 2014, prior to the FDA’s three-year exclusivity determination for Vascepa, we received a purported paragraph IV notice from a generic drug company with respect to an ANDA to Vascepa. The FDA confirmed with us after we received the notice and before the exclusivity determination was made that the FDA had not accepted for review any ANDA to Vascepa. The FDA has repeatedly taken the position that paragraph IV notices delivered to pioneer companies such as Amarin prior to the acceptance by the FDA for review of a submitted ANDA are not effective under the Hatch-Waxman Amendments. The generic company may challenge the FDA’s position on whether the notice is valid in court in connection with patent litigation. Generic companies are thought to send such premature notices to seek to avail themselves of the 180-day generic exclusivity period for an approved product under an ANDA based on the generic’s view that it would then have first-to-file status and to seek an early end to related patent litigation with the branded drug company and the associated 30-month stay. Because we and the FDA do not believe this purported paragraph IV notice is an effective notice under the Hatch-Waxman Amendments and because FDA is not accepting ANDAs after submission at this time, we do not plan to initiate patent litigation against the generic company that submitted the ANDA until within the 45-day period after we receive a valid paragraph IV notice from such applicant.

*Vascepa is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa is subject to non-prescription competition and consumer substitution.

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested safety of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. In addition, the FDA has not enforced what we view as illegal drug claims made by certain supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. Under FDA’s regulatory regime, we cannot make this claim (though we are contending our right to do so in our pending litigation related to Vascepa promotional rights). These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians may recommend these commercial alternatives instead of writing prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

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

*The commercial value to us of the indications we seek may be smaller than we anticipate.

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

The commercial value to us of sales of Vascepa under the DCS Agreement with Eddingpharm may be smaller than we anticipate.

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

The commercial value of Vascepa may be negatively affected by the April 2015 rejection of the application with the FDA for the use of Vascepa in the ANCHOR indication.

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

Even if we are successful in our current litigation seeking the ability to promote beyond FDA-approved labeling, our promotion would still be subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope of any favorable judgment. Likewise, even if we are successful in such litigation, the government may seek to find other means to prevent our promotion of truthful and non-misleading information.

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

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, Inc., or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We purchase and use commercial supply from Chemport in addition to Nisshin. We terminated our agreement with BASF due to its inability to meet the agreement requirements, may enter into a new development and supply agreement with BASF, and may purchase API from BASF. In 2014, we obtained sNDA approval of a fourth supplier of API, which includes the manufacturing facility of Finorga SAS (Novasep). Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third party sources of supply.

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

We are dependent upon our collaboration with Eddingpharm to commercialize Vascepa in certain regions outside of the United States, and if Eddingpharm fails to successfully fulfill its obligations, or is ineffective in its commercialization of Vascepa in the China Territory, or if our collaboration is terminated, our plans to commercialize Vascepa outside of the United States may be adversely affected.

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

Amarin has prosecuted, and is currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa cardiovascular program. As of the date of this report, we had 45 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Of such 45 allowed and issued applications, we currently have:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	35 U.S. patents covering the use of Vascepa in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030,

•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,

•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030, and

•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030.

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

Risks Related to our Business

We and certain of our current and former executive officers have been named as defendants in a class action lawsuit that could result in substantial costs and divert management’s attention.

The market price of our ADSs declined significantly after the October 2013 decision by the FDA Advisory Committee to recommend against approval of Vascepa in the ANCHOR indication. We and certain of our current and former executive officers and directors have been named as defendants in a class action lawsuit that generally alleges that we and certain of our current and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements or material omissions concerning the ANCHOR sNDA and related FDA regulatory approval process in an effort to lead investors to believe that Vascepa would receive approval from the FDA in the ANCHOR indication. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.

We engaged in a vigorous defense of this lawsuit. On June 29, 2015, the Court granted our motion to dismiss the class action without prejudice. The Court held that the plaintiffs failed to state a claim upon which relief could be granted and plaintiffs were given 30 days to refile an amended complaint.

On July 29, 2015, the plaintiffs filed an amended complaint. We will continue with our vigorous defense. However, we are unable to predict the outcome of this matter at this time. Moreover, while we expect insurance to cover any financial exposure from this litigation, the conclusion of this matter in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. As a small company with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we evolve from a development stage company to a commercial stage company we may experience turnover among members of our senior management team. We may have difficulty identifying and integrating new executives to replace any such losses. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. Furthermore, our inability to obtain FDA approval for the ANCHOR indication before the REDUCE-IT outcomes trial is completed successfully could have an adverse impact on our ability to retain and recruit qualified personnel. In addition, in October 2013, we eliminated approximately 50% of our staff positions worldwide as part of a restructuring following the FDA advisory committee’s recommendation against the potential Vascepa label expansion. The restructuring could have an adverse impact on our ability to retain and recruit qualified personnel. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

We could be adversely affected by our exposure to customer concentration risk.

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% of gross product sales for each of the six months ended June 30, 2015 and 2014, and represented 96% of the gross accounts receivable balance as of June 30, 2015 and 2014. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2014, 2013, and 2012, we reported losses of approximately $56.4 million, $166.2 million, and $179.2 million, respectively, and we had an accumulated deficit as of December 31, 2014 of $970.2 million. For the six months ended June 30, 2015 and 2014, we reported losses of approximately $94.8 million and $10.7 million, respectively and we had an accumulated deficit as of June 30, 2015 of $1.1 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Vascepa sales are difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $136.0 million as of June 30, 2015 will be sufficient to fund our projected operations for at least the next twelve months.

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

As of August 1, 2015 we had 183,395,889 common shares outstanding including 182,529,985 shares held as ADSs and 865,904 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

The market price of our ADSs and common shares may also be affected by factors such as:

•	developments or disputes concerning ongoing patent prosecution efforts and any future patent or proprietary rights;

•	litigation and regulatory developments in the United States affecting our Vascepa promotional rights, and regulatory developments in the European Union or other countries;

•	actual or potential medical results relating to our products or our competitors’ products;

•	interim failures or setbacks in product development;

•	innovation by us or our competitors;

•	currency exchange rate fluctuations; and

•	period-to-period variations in our results of operations.

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

In March 2015, we completed the private placement of American Depositary Shares representing 352,150,790 Series A Preference Shares, each ten (10) of which may be consolidated and redesignated into one (1) ordinary share in the capital of the Company. During the three months ended June 30, 2015, 62,833,330 preferred shares were converted, resulting in the issuance of 6,283,333 ordinary shares. The consolidation and redesignation of the Series A Preference Shares currently outstanding would result in an additional 28,931,746 ordinary shares outstanding, resulting in substantial dilution to shareholders who held our ordinary shares or ADSs representing such ordinary shares prior to the private placement. Although the Series A Preference Shares do not have voting rights, in general, upon consolidation and redesignation into ordinary shares some of the investors in the private placement could then have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions.

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

*Failure to comply with our obligations under the March 2015 securities subscription agreements could result in our becoming liable for damages to certain investors under these agreements, including specified liquidated damages, which could be material in amount.

Under the terms of the March 2015 securities subscription agreements, we are subject to various obligations, failure to comply with which could result in our becoming liable to certain investors under these agreement for damages, which could be material in amount.

For example, under each of these agreements we have agreed to file and maintain the effectiveness of certain resale registration statements for ADSs representing the ordinary shares underlying the Series A Preference shares we issued and sold under these agreements. Specifically, we have agreed to pay liquidated damages to the investors in the respective private placements if (a) the applicable resale registration statements we are required to file are not declared effective within 120 days after the closing of the applicable private placement, or (b) after effectiveness and subject to certain specified exceptions, we suspend the use of the applicable registration statement or the registration statement ceases to remain continuously effective as to all the securities for which it is required to be effective. We refer to each of these events as a registration default. Subject to the specified exceptions, for each 30-day period or portion thereof during which a registration default remains uncured, we are obligated to pay liquidated damages to each investor in cash in an amount equal to 1% of the aggregate subscription price paid by each such investor in the private placement, up to a maximum of 8% of such aggregate subscription price. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

In addition, under the first March 2015 securities subscription agreement we are required to offer to certain investors party to that agreement an opportunity to participate in future equity and debt financings we may conduct from time to time, and to not publicly disclose the identity of the investors party to that agreement, subject to certain exceptions for disclosures required in securities filings and under applicable law. If we fail to comply with these obligations we could become liable to these investors for damages, including specified liquidated damages. For example, following certain public statements made by the Company on a recent quarterly conference call concerning the 2015 private placement, we agreed to specified liquidated damages in the event we are found to have violated the confidentiality provisions of the subscription agreement in the future.

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

We believe it prudent to assume that we were classified as a PFIC in 2012. We do not believe that we were classified as a PFIC in 2013 or 2014. Our status as a PFIC is subject to change in 2015 and future years.

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

Under the FASB Accounting Standards Codification, or ASC, we are required to separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC on the accounting for our outstanding convertible notes may be that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We may be required to report higher interest expense in our financial results because ASC may require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our ADSs.

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

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the Companies Act 2006, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. The principal differences include the following:

•	Under English law and our Articles of Association, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings.

•	Under English law, it is only on a poll that the number of shares determines the number of votes a holder may cast. You should be aware, however, that the voting rights of ADSs are also governed by the provisions of a deposit agreement with our depositary bank.

•	Under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise.

•	Under English law and our Articles of Association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles of Association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions.

•	In the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval.

•	Under English law and our Articles of Association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law.

•	The quorum requirement for a shareholders’ meeting is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder which is a corporation, represented by a duly authorized officer. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

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

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

4.1	Amendment No. 4 to Amarin Corporation plc 2011 Stock Incentive Plan

4.2	Amendment No. 5 to Amarin Corporation plc 2011 Stock Incentive Plan

10.1	Amendment to Employment Agreement by and between Joseph T. Kennedy and Amarin Corporation plc, dated December 13, 2011

10.2	Amendment to Employment Agreement by and between Steven B. Ketchum and Amarin Corporation plc, dated February 8, 2012

10.3	Amendment to Employment Agreement by and between John F. Thero and Amarin Corporation plc, dated January 2014

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: August 6, 2015