Form 10-Q
period 2015-09-30
AMARIN CORP PLC\UK
filed 2015-11-04
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

182,530,173 shares held as American Depository Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 956,654 ordinary shares, were outstanding as of November 1, 2015.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$118,976	$119,539
Restricted cash	600	600
Accounts receivable, net	11,239	7,842
Inventory	19,704	13,733
Deferred tax assets	934	934
Prepaid and other current assets	4,689	2,633

Total current assets	156,142	145,281

Property, plant and equipment, net	266	381
Deferred tax assets	14,138	12,556
Other non-current assets	2,297	2,826
Intangible asset, net	9,579	10,063

TOTAL ASSETS	$182,422	$171,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,899	$8,525
Current portion of long-term debt	13,995	15,394
Deferred revenue, current	923	—
Accrued expenses and other current liabilities	22,503	16,387

Total current liabilities	55,320	40,306

Long-Term Liabilities:
Exchangeable senior notes, net of discount	126,108	121,846
Long-term debt	91,009	89,617
Long-term debt derivative liabilities	6,930	7,400
Deferred revenue, long-term	13,538	—
Other long-term liabilities	608	386

Total liabilities	293,513	259,555

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 issued and outstanding as of September 30, 2015 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio); zero shares issued and outstanding as of December 31, 2014	24,364	—
Common stock, £0.50 par, unlimited authorized; 183,480,577 issued, 183,328,506 outstanding as of September 30, 2015; 174,610,451 issued, 174,590,372 outstanding as of December 31, 2014	149,906	143,113
Additional paid-in capital	812,409	738,890
Treasury stock; 152,071 shares as of September 30, 2015; 20,079 shares as of December 31, 2014	(368)	(217)
Accumulated deficit	(1,097,402)	(970,234)

Total stockholders’ deficit	(111,091)	(88,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$182,422	$171,107

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Product revenue, net	$21,320	$14,149	$54,585	$37,722
Licensing revenue	163	—	538	—

Total revenue, net	21,483	14,149	55,123	37,722

Less: Cost of goods sold	7,478	5,366	19,486	14,637

Gross margin	14,005	8,783	35,637	23,085

Operating expenses:
Selling, general and administrative	26,727	19,270	77,522	60,949
Research and development	13,092	14,457	37,715	37,891

Total operating expenses	39,819	33,727	115,237	98,840

Operating loss	(25,814)	(24,944)	(79,600)	(75,755)

(Loss) gain on change in fair value of derivative liabilities	(230)	4,466	(366)	11,870
Gain on extinguishment of debt	—	—	—	38,034
Interest expense, net	(5,061)	(4,876)	(14,753)	(13,565)
Other (expense) income, net	(102)	(247)	(135)	3,994

Loss from operations before taxes	(31,207)	(25,601)	(94,854)	(35,422)
Benefit from (provision for) income taxes	532	(449)	1,541	(1,285)

Net loss	(30,675)	(26,050)	(93,313)	(36,707)
Preferred stock purchase option	—	—	(868)	—
Preferred stock beneficial conversion features	(1,646)	—	(32,987)	—

Net loss applicable to common shareholders	$(32,321)	$(26,050)	$(127,168)	$(36,707)

Loss per share:
Basic	$(0.18)	$(0.15)	$(0.71)	$(0.21)
Diluted	$(0.18)	$(0.17)	$(0.71)	$(0.25)

Weighted average shares:
Basic	183,245	174,502	179,780	173,426
Diluted	183,245	175,141	179,780	174,305

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2014	—	174,610,451	(20,079)	$—	$143,113	$738,890	$(217)	$(970,234)	$(88,448)
Issuance of Series A Convertible Preferred Stock, net	391,017,970	—	—	29,168	—	28,685	—	—	57,853
Conversion of Series A Convertible Preferred Stock, net	(62,833,330)	6,283,333	—	(4,804)	4,804	(187)	—	—	(187)
Preferred stock purchase option	—	—	—	—	—	1,814	—	(868)	946
Preferred stock beneficial conversion features	—	—	—	—	—	32,987	—	(32,987)	—
Exercise of stock options	—	18,020	—	—	13	18	—	—	31
Exercise of warrants	—	1,844,585	—	—	1,429	1,284	—	—	2,713
Vesting of restricted stock units	—	724,188	(131,992)	—	547	(547)	(151)	—	(151)
Tax provision on stock-based compensation	—	—	—	—	—	(707)	—	—	(707)
Stock-based compensation	—	—	—	—	—	10,172	—	—	10,172
Loss for the period	—	—	—	—	—	—	—	(93,313)	(93,313)

September 30, 2015	328,184,640	183,480,577	(152,071)	$24,364	$149,906	$812,409	$(368)	$(1,097,402)	$(111,091)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,313)	$(36,707)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	125	155
Stock-based compensation	10,177	6,272
Stock-based compensation—warrants	(9)	(503)
Excess tax provision on (benefit from) stock-based awards	707	(1)
Amortization of debt discount and debt issuance costs	5,654	4,039
Amortization of intangible asset	484	484
Loss (gain) on changes in fair value of derivative liabilities	366	(11,870)
Gain on extinguishment of debt	—	(38,034)
Deferred income taxes	(1,582)	82
Changes in assets and liabilities:
Restricted cash	—	400
Accounts receivable	(3,397)	(3,022)
Inventories	(5,971)	14,805
Prepaid and other current assets	(2,056)	(1,371)
Other non-current assets	529	2,017
Accrued interest payable	(1,399)	816
Deferred revenue	14,461	(1,703)
Accounts payable and other current liabilities	14,902	5,456
Other non-current liabilities	222	—

Net cash used in operating activities	(60,100)	(58,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10)	—

Net cash used in investing activities	(10)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	57,666	—
Proceeds from exercise of stock options, net of transaction costs	31	307
Proceeds from exercise of warrants, net of transaction costs	2,713	1,651
Refund of equity issuance costs	—	3,191
Debt issuance costs	—	(2,480)
Excess tax (provision on) benefit from stock-based awards	(707)	1
Acquisition of treasury stock	(151)	—
Payments under capital leases	(5)	(64)

Net cash provided by financing activities	59,547	2,606

NET DECREASE IN CASH AND CASH EQUIVALENTS	(563)	(56,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,539	191,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,976	$135,435

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,225	$8,622

Income taxes	$526	$581

Non-cash transactions:
Transfer of preferred stock purchase option derivative liability to equity	$868	$—

Conversion of Series A Convertible Preferred Stock into common stock	$4,804	$—

Accretion of preferred stock beneficial conversion features	$32,987	$—

Reacquisition of conversion option in convertible notes	$—	$10,100

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. The Company began selling and marketing Vascepa in the United States in January 2013. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. In May 2014, Kowa Pharmaceuticals America, Inc. commenced co-promotion of Vascepa in accordance with a co-promotion agreement with the Company. Kowa Pharmaceuticals America, Inc. co-promotes Vascepa through its approximately 250 sales representatives who now devote a substantial portion of their time to promoting Vascepa in conjunction with the promotion of Kowa Pharmaceutical America, Inc.’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

The Company is also developing Vascepa for FDA approval of potential additional indications for use. In particular, the Company is conducting a cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2015 and 2014, are not necessarily indicative of the results for the entire fiscal year or any future period.

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

As of September 30, 2015, the Company had cash and cash equivalents of $119.0 million. The Company’s condensed consolidated balance sheets also include derivative liabilities as well as long-term debt and exchangeable senior notes. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, and May 2014 exchangeable senior notes, or the 2014 Notes, may be redeemed on or after January 19, 2017 and January 19, 2019, respectively, at the option of the holders and it is not puttable by the holders prior to these dates except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the long-term debt and exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company.

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

Use of Estimates

Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, valuation allowance on deferred taxes, probabilities of achievement of performance conditions for certain equity awards, amounts recorded for licensing revenue, contingencies and accruals, and valuations of derivative and long-term debt instruments. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the condensed consolidated financial statements for continued reasonableness.

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

Trade Allowances: The Company generally provides invoice discounts on Vascepa sales to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for payment within 30 days while the fees for distribution services are based on contractual rates agreed with the respective Distributors. Based on judgment and experience, the Company expects its Distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of September 30, 2015, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following table summarizes activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2015 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2014	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	10,104	21,633	231	5,976	37,944
Provision related to prior period sales	(174)	(70)	—	—	(244)
Credits/payments made for current period sales	(6,729)	(14,194)	—	(4,220)	(25,143)
Credits/payments made for prior period sales	(2,043)	(3,522)	(26)	(792)	(6,383)

Balance as of September 30, 2015	$3,365	$7,457	$686	$1,756	$13,264

Such net product revenue allowances and reserves are included within accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within accounts receivable, net as discussed below.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Gross trade accounts receivable	$14,721	$10,215
Trade allowances	(3,365)	(2,207)
Chargebacks	(117)	(166)

Accounts receivable, net	$11,239	$7,842

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

Beneficial Conversion Features

The Company issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate. The conversion price on the date of issuance was less than the market price of the Company’s ordinary shares. It was determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance, which is the commitment date. These features are analogous to preference dividends and were each recorded as a non-cash return to preferred shareholders through accumulated deficit upon the earliest possible date of conversion, which occurred in the three months ended June 30, 2015 upon effectiveness of the related resale Registration Statement on Form S-3 and in the three months ended September 30, 2015 upon shareholder approval received at the Company’s Annual General Meeting of Shareholders. See Note 8—Equity for further discussion.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include costs of salaries, programs and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of Vascepa in the United States as well as co-promotion fees payable to Kowa Pharmaceuticals America, Inc.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended		Nine months ended
In thousands	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(30,675)	$(26,050)	$(93,313)	$(36,707)
Preferred stock purchase option (see Note 8)	—	—	(868)	—
Preferred stock beneficial conversion features (see Note 8)	(1,646)	—	(32,987)	—

Net loss applicable to common shareholders—basic	(32,321)	(26,050)	(127,168)	(36,707)
Gain on warrant derivative liability	—	(4,392)	(119)	(6,773)

Net loss—diluted	(32,321)	(30,442)	(127,287)	(43,480)
Net loss per share—basic	(0.18)	(0.15)	(0.71)	(0.21)
Weighted average shares outstanding—basic	183,245	174,502	179,780	173,426
Effect of dilutive warrants	—	639	—	879

Weighted average shares outstanding—diluted	183,245	175,141	179,780	174,305
Net loss per share—diluted	$(0.18)	$(0.17)	$(0.71)	$(0.25)

For the three and nine months ended September 30, 2015 and 2014, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended		Nine months ended
In thousands	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock options	17,627	11,246	17,627	11,246
Restricted stock and restricted stock units	11,001	2,262	11,001	2,262
Exchangeable senior notes (if converted)	49,215	49,215	49,215	49,215
Preferred stock (if converted)	32,818	—	32,818	—

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% of gross product sales for each of the nine months ended September 30, 2015 and 2014, and represented 95% and 96% of the gross accounts receivable balance as of September 30, 2015 and 2014, respectively. The Company has not experienced any write-offs of its accounts receivable.

Concentration of Suppliers

The Company has contractual freedom to source the API for Vascepa and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third party manufacturers and key suppliers, in particular three suppliers of API for Vascepa.

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

The Company currently has manufacturing agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing. Each of these companies has qualified its manufacturing processes and is capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to encapsulate API will continue to be qualified to manufacture the product to its specifications or that these and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other (expense) income, net in the condensed consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other (expense) income, net in the condensed consolidated statements of operations. Certain supply contracts are denominated in currencies other than the U.S. dollar.

Debt Issuance Costs

Debt issuance costs are initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other (expense) income, net in the condensed consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of September 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$15,179	$15,179	$—	$—

Liabilities:
Long-term debt derivative liabilities	$6,930	$—	$—	$6,930

	December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$65,156	$65,156	$—	$—

Liabilities:
Warrant derivative liability	$119	$—	$—	$119
Long-term debt derivative liabilities	$7,400	$—	$—	$7,400

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$91,009	$89,400	$89,617	$81,000
2012 Notes	31,266	27,627	31,266	25,689
2014 Notes	94,842	109,608	90,580	75,533

The estimated fair value of the long-term debt pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Redemption Features below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices. The carrying value of the 2012 Notes as of September 30, 2015 and December 31, 2014 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes. The carrying value of the 2014 Notes as of September 30, 2015 and December 31, 2014 includes a debt discount of $23.9 million and $28.2 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2014 Notes. The change in the estimated fair values of these liabilities from December 31, 2014 to September 30, 2015 is largely related to changes in the quoted bond prices.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. Effective October 16, 2014, the Company entered into a series of warrant amendment agreements in order to extend the expiration date of certain outstanding warrants from its previously scheduled expiration date of October 16, 2014 to the close of business on February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of September 30, 2015 and the related derivative liability was extinguished.

As of December 31, 2014, the fair value of the warrant derivative liability was determined to be $0.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.04%, (ii) remaining term of 0.16 years, (iii) no dividend yield, (iv) volatility of 79%, and (v) the stock price on the date of measurement. As there were no warrants outstanding as of September 30, 2015, the warrant derivative liability was extinguished. The $0.1 million decrease in the fair value of the warrants during the nine months ended September 30, 2015 was recognized as a $0.1 million gain on change in fair value of derivative liability.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 6 below) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of September 30, 2015, the fair value of the derivative was determined to be $5.1 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 5.4 years, (ii) coupon rates of between 8.9% and 12.5% and (iii) market yields of between 10.5% and 18.8%. The Company recognized a $0.3 million loss on change in fair value of derivative liability for the nine months ended September 30, 2015. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 3.6 years, (ii) coupon rates of between 9.8% and 10.8% and (iii) market yields of between 10.0% and 16.8%.

The Company’s 2014 Notes contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined this redemption feature to be an embedded derivative, requiring bifurcation in accordance with ASC 815. The derivative is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of September 30, 2015, the fair value of the derivative was determined to be $1.8 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 22.9%, (iii) a risk-free interest rate of 2.7% and (iv) volatility of 83.0%. The Company recognized a $0.8 million gain on change in fair value of derivative liability for the nine months ended September 30, 2015. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 24.8%, (iii) a risk-free interest rate of 2.7% and (iv) volatility of 82.0%.

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

The change in the fair value of derivative liabilities for the nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance as of December 31, 2014	$119	$7,400	$—	$7,519
Record derivative liability	—	—	868	868
(Gain) loss on change in fair value of derivative liabilities	(110)	(470)	946	366
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance as of September 30, 2015	$—	$6,930	$—	$6,930

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance as of December 31, 2013	$6,894	$11,100	$—	$17,994
Record initial fair value of derivative liability on 2014 senior notes	—	3,500	—	3,500
Gain on change in fair value of derivative liabilities	(6,270)	(5,600)	—	(11,870)
Compensation income for change in fair value of warrants issued to former employees	(503)	—	—	(503)

Balance as of September 30, 2014	$121	$9,000	$—	$9,121

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2015:

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

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 14.8 years. The carrying value as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Technology rights	$11,624	$11,624
Accumulated amortization	(2,045)	(1,561)

	$9,579	$10,063

(4)	Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$3,741	$5,225
Work in process	3,542	4,757
Finished goods	12,421	3,751

Total inventory	$19,704	$13,733

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

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of September 30, 2015.

July 2009 Warrants

The Company issued several warrants in July 2009. As of September 30, 2015 and December 31, 2014, there were no July 2009 warrants outstanding. During the year ended December 31, 2014, 1,684,888 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $1.7 million.

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

As of September 30, 2015, the remaining amount to be repaid to BioPharma is $139.4 million. During the three and nine months ended September 30, 2015, the Company made repayments under the agreement of $1.8 million and $5.0 million, respectively, to BioPharma and an additional $2.1 million is scheduled to be paid in November 2015. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid.

The maximum quarterly amounts which could be due for payment, except upon a change of control and subject each quarter to the threshold limitation, is in accordance with the following schedule: $10.0 million in the first quarter of 2016, $15.0 million per quarter in each of the next four quarters, and a final payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced and with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment is intended, subject to the threshold limitation, until $150 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a loss on change in fair value of derivative liability of $0.3 million and a gain on change in fair value of derivative liability of $6.5 million during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the Company recorded $4.9 million and $1.4 million of cash and non-cash interest expense, respectively, in connection with the BioPharma debt. During the nine months ended September 30, 2014, the Company recorded $5.5 million and $1.4 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest will be recalculated each period based on the Company’s most current estimate of repayment.

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

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if the Company pays cash dividends. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 3,547,916 ADSs after the May 2014 exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange). Based on the closing price of the Company’s stock as of September 30, 2015, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $24.4 million.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of September 30, 2015 and December 31, 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of September 30, 2015 and December 31, 2014, the debt discount was fully amortized and the carrying value of the 2012 Notes was $31.3 million after an exchange of a portion of the 2012 Notes (see below for further discussion of the May 2014 exchange).

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

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock as of September 30, 2015, the principal amount of the 2014 Notes would exceed the value of the shares if converted on that date by $30.6 million.

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

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and recognized those costs as deferred assets. The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above), which will be measured at fair value on an ongoing basis. During the nine months ended September 30, 2015, the Company recognized a $0.8 million gain on the change in fair value of the redemption feature. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of September 30, 2015 and December 31, 2014, the carrying value of the 2014 Notes, net of the unamortized debt discount, was $94.8 million and $90.6 million, respectively. During the nine months ended September 30, 2015, the Company recognized aggregate interest expense of $8.5 million related to the Notes, of which $4.6 million represents amortization of the debt discount and $3.9 million represents contractual coupon interest. During the nine months ended September 30, 2014, the Company recognized aggregate interest expense of $6.7 million related to the Notes, of which $2.8 million represents non-cash interest and $3.9 million represents contractual coupon interest.

As of September 30, 2015 and December 31, 2014, the Company had accrued interest on the Notes of $1.1 million and $2.4 million, respectively, which is included in other current liabilities. The Company made the contractual interest payments due on the Notes during the nine months ended September 30, 2015 and 2014 of $5.3 million.

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

On May 7, 2015, the Company and a group of independent physicians filed a federal lawsuit to permit the Company to share truthful and non-misleading information, including, but not limited to, the ANCHOR trial clinical data, with healthcare professionals in the United States about certain uses of Vascepa not included with approved FDA labeling of Vascepa and thus not permitted under the FDA’s interpretation of applicable law. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on several legal theories. On August 7, 2015, the Court granted the Company’s request for preliminary relief in this litigation through a declaratory judgment that confirmed the Company may engage in truthful and non-misleading speech with healthcare professionals promoting the off-label use of Vascepa, i.e., to treat patients with persistently high triglycerides, and such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. FDA did not appeal the Court’s preliminary ruling prior to the October 6, 2015 deadline for appeal. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. The Company cannot predict the outcome of settlement negotiations or this litigation.

On May 28, 2015, the U.S. District Court for the District of Columbia granted the Company’s motion for summary judgment in the Company’s lawsuit against the FDA, captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.). This lawsuit sought an order requiring FDA to recognize five-year, New Chemical Entity (“NCE”) marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of the Company’s claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, sought to intervene and appeal the Court’s decision. The Company intends to continue to litigate the case vigorously, but cannot predict the outcome of this litigation. FDA did not appeal the Court’s decision prior to the July 28, 2015 deadline for appeal.

Based on the May 28, 2015 U.S. District Court for the District of Columbia order granting the Company’s motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of abbreviated new drug applications, or ANDAs, to Vascepa agreed to a full stay of proceeding in that patent litigation. Based on subsequent FDA notification to the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, the Company believes the statutory basis for the patent litigation (accepted ANDAs) no longer exists. Thus, on July 24, 2015, the Company moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants. The Company cannot predict the outcome of this motion to dismiss or litigation. If the motion to dismiss is granted, the Company plans to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa which, assuming NCE exclusivity, the Company would expect no sooner than late July 2016.

On June 29, 2015, the U.S. District Court for the District of New Jersey granted the Company’s motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that Amarin and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. On July 29, 2015, plaintiffs filed an amended complaint alleging facts similar to those in the original complaint. Like the first complaint, the amended complaint seeks unspecified monetary damages and attorneys’ fees and costs. The Company believes it has valid defenses and will continue to vigorously defend against this lawsuit, but cannot predict the outcome. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

Milestone and Supply Purchase Obligations

The Company entered into several product development agreements with, subject to performance obligations, certain milestone and supply purchase obligations.

The Company entered into long-term supply agreements with multiple FDA-approved API suppliers and encapsulators. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls. The Company continues to meet its contractual volume obligations.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.4 million as of September 30, 2015). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.6 million as of September 30, 2015) for each of the two potential market approvals (i.e., £10 million maximum, or approximately $15.2 million as of September 30, 2015).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of September 30, 2015.

(8)	Equity

Warrants

During the nine months ended September 30, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively. During the nine months ended September 30, 2014, the Company issued 1,684,888 shares upon the exercise of warrants, resulting in gross and net proceeds of $1.7 million.

Incentive Equity Awards

As of September 30, 2015, there were an aggregate of 17,626,803 stock options and 11,001,361 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 4%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the nine months ended September 30, 2015 and 2014, the Company issued 18,020 and 234,500 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $31 thousand and $0.3 million, respectively, for each period.

On July 6, 2015, the Company granted a total of 1,455,000 RSUs and 5,470,000 stock options to employees under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs granted vest over a four year period. Of the total stock options granted, 3,670,000 stock options vest over a four year period while the remaining 1,800,000 stock options vest upon the achievement of certain performance conditions. During the nine months ended September 30, 2015, the Company issued 84,688 common shares related to the vesting of these RSUs, of which 17,734 shares were retained as treasury shares as settlement of employee tax obligations.

Also on July 6, 2015, the Company granted a total of 413,500 RSUs and 288,657 stock options to members of the Company’s Board of Directors under the 2011 Plan. Of the total awards granted, 283,500 RSUs and 121,506 stock options vest in equal installments over a three year period upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year, while the remaining 130,000 RSUs and 167,151 stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares.

On January 29, 2015, the Company granted a total of 2,564,251 RSUs and 1,622,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest over a four year period. Also on January 29, 2015, the Company granted 5,455,500 RSUs to employees under the 2011 Plan that vest upon the achievement of certain performance conditions. The issuance of these performance RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on July 6, 2015.

On March 11, 2014, the Company granted a total of 173,348 RSUs and 205,890 stock options to members of the Company’s Board of Directors under the 2011 Plan. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares. The RSUs vest in equal installments over a three year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year.

On January 8, 2014, the Company granted a total of 2,082,000 RSUs and 2,605,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. During the nine months ended September 30, 2015, the Company issued 639,500 common shares related to the vesting of these RSUs, of which 114,258 shares were retained as treasury shares as settlement of employee tax obligations.

During the three months ended September 30, 2014, the Company received a refund of $3.2 million for UK stamp duty taxes paid in prior periods related to the issuance of common stock. Such proceeds were recorded as an increase to additional paid-in capital.

Preferred Stock

On March 5, 2015, the Company entered into a subscription agreement with four institutional investors (the “Purchasers”), including both existing and new investors, for the private placement of 352,150,790 restricted American Depositary Shares, each representing one (1) share of Amarin’s Series A Convertible Preference Shares, par value £0.05 per share, in the capital of the Company (“Series A Preference Shares”), resulting in gross proceeds to the Company of $52.8 million. The closing of the private placement occurred on March 30, 2015.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the nine months ended September 30, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement (the “Second Private Placement”). In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the Second Private Placement was conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Such approval was received at the Company’s Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of the Second Private Placement occurred on July 10, 2015. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as converted to ordinary share basis) resulting in gross proceeds to the Company of $5.8 million. Dr. James Healy, a member of the Company’s Board, is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova.

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date. Subsequent to approval of the Second Private Placement, the Company recorded the remaining value of the BCF related to this share issuance as a non-cash dividend to preferred shareholders through accumulated deficit. The value of the BCF was determined on the same basis as the first private placement and amounted to $3.4 million less $1.8 million previously recorded for the preferred stock purchase option for a net non-cash charge of $1.6 million.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margin that increases during the Agreement’s term, from the high single digits in 2014 to the low twenty percent level in 2018. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for a co-promotion tail fee equal to declining fractions of the co-promote fee in effect prior to such expiration or termination for periods ranging from one to three years following such expiration or termination.

As of September 30, 2015 and December 31, 2014, the Company had a net payable of $0.4 million and a net receivable of $0.6 million, respectively, from Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 16 years. Consequently, the Company recognized $0.5 million of the up-front payment as licensing revenue during the nine months ended September 30, 2015 and recorded $14.5 million as deferred revenue as of September 30, 2015. In addition to the non-refundable, up-front payment, the Company is entitled to receive development, regulatory and sales-based milestone payments of up to an additional $154.0 million as well as tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. Revenues relating to these milestone payments and royalties will be recognized upon satisfaction of the applicable performance obligations or over the period in which such performance obligations are completed, as applicable.

(11)	Subsequent Events

The Company has evaluated subsequent events from September 30, 2015 through the date of the issuance of these condensed consolidated financial statements.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. We began selling and marketing Vascepa in the United States in January 2013. In August 2015, we also began marketing Vascepa in the United States for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and health care providers. We market Vascepa through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014.

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

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available and published in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016 and it is our expectation that the trial will run to completion. The DMC has been more frequently examining interim reviews of the safety data from the study. Following each of these reviews, the DMC has communicated to us that we should continue the study as planned. We remain blinded to all data from the study. Over 97% of the 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled.

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

We also developed Vascepa for FDA approval for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which we refer to as mixed dyslipidemia. We refer to this second proposed indication for Vascepa as the ANCHOR indication.

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

On May 7, 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug and is thus considered by FDA to be illegal off-label promotion. On August 7, 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. The FDA did not appeal the court’s ruling prior to the October 6, 2015 deadline. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement.

Commercialization – United States

We commenced the commercial launch of Vascepa in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals and their managers. Commencing in May 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimal levels of Vascepa revenue in 2015 and beyond. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. is scheduled to increase from the high single digits in 2014, to fifteen percent (15%) in 2015, and to the low twenty percent levels in 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2015 was approximately 199,000 compared to 176,000, 154,000, and 132,000 in the three months ended June 30, 2015, March 31, 2015, and September 30, 2014, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2015 was approximately 176,000 compared to 157,000, 137,000, and 113,000 in the three months ended June 30, 2015, March 31, 2015, and September 30, 2014, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from third party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no such guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth may be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

In August 2015, we and our co-promotion partner began communicating ANCHOR clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 7, 2015 federal district court declaration allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data.

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

Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, and development, regulatory and sales-based milestone payments of up to an additional $154.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated supply terms.

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

REDUCE-IT is designed to enroll 8,000 patients, of which over 7,700 patients have been enrolled. We currently estimate that we will complete patient enrollment in this study near the end of 2015.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the REDUCE-IT study can be completed in or about 2017 with results then expected to be available in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee, or DMC, to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study and it is our expectation that the trial will run to completion. Amarin remains blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at the interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete. The DMC has periodically reviewed unblinded safety data since initiation of the REDUCE-IT study in 2011 and, after each such meeting to date, has recommended that the study be continued as planned. The pre-specified interim review at 60% of the target aggregate number of cardiovascular events will involve a look by the DMC in closed session at all efficacy and safety data available from the REDUCE-IT study at that time. Interim looks by independent DMCs are common in large, long-term outcomes studies. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look.

Our scientific rationale for the REDUCE-IT study is supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. Our scientific rationale for the REDUCE-IT study is also supported by research on the putative cardioprotective effects of EPA as presented in scientific literature. It is possible that the effects of EPA may be due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature explore potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study is needed to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels.

Commercial Supply

To date, all of our active pharmaceutical ingredient, or API, that has been utilized in product sold has been manufactured by two suppliers: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. A significant portion of such API was purchased from Nisshin at a price that is higher than expected future average API costs. During 2015, we began purchasing API from a third supplier, Finorga SAS, or Novasep. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers.

Financial Position

We believe that our cash and cash equivalents balance of $119.0 million as of September 30, 2015 is sufficient to fund our projected operations for at least the next twelve months. Included in our cash balance as of September 30, 2015 was a $15.0 million non-refundable, up-front payment we received upon the execution of our first ex-U.S. licensing agreement in China and surrounding territories and net proceeds of $57.7 million we received from the issuance and sale of our Series A Preference Shares.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through September 30, 2015, product returns were de minimis.

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

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $54.6 million and $37.7 million based on sales to Distributors during the nine months ended September 30, 2015 and 2014, respectively. Through September 30, 2015, product returns were de minimis.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished as of September 30, 2015), the change in control provision associated with our December 2012 debt financing and the change in control provision associated with our May 2014 exchangeable senior notes.

Inventory—Prior to July 26, 2012, when we received approval from the FDA to market and sell Vascepa in the United States for the MARINE indication, Vascepa was considered a product candidate under development. All supply of Vascepa purchased prior to July 26, 2012 was not capitalized and instead charged as a component of research and development expense in the period received. After Vascepa was approved, we began to capitalize inventory purchased from Nisshin, the API supplier approved in the NDA. Prior to April 2013, Nisshin was the only FDA-approved supplier of API for Vascepa. In 2013, the FDA qualified additional API suppliers to produce Vascepa with approval of our sNDAs covering Chemport, Slanmhor Pharmaceutical, Inc., or Slanmhor, in a consortium which included Novasep as the manufacturer for Slanmhor, and a fourth API supplier which we subsequently reached mutual agreement to terminate due to production challenges. All supply purchases from API suppliers prior to FDA approval of these API suppliers in 2013 were not capitalized and instead charged as a component of research and development expense in the period received. Subsequent to the approval of these suppliers, we capitalize API purchases from them. Until an API supplier is approved, all Vascepa API purchased from such supplier is included as a component of research and development expense. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. We state inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, we will reduce the carrying value of such inventory to market value. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of its U.S. deferred tax assets as of September 30, 2015, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of September 30, 2015. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by us as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2015:

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

Product Revenue, net. We recorded product revenue of $21.3 million and $14.1 million during the three months ended September 30, 2015 and 2014, respectively, an increase of $7.2 million, or 51%. This increase in revenue was driven by an increase in estimated normalized total Vascepa prescriptions of approximately 67,000 and 63,000 based on data provided by Symphony Health Solutions and IMS Health, respectively, representing growth of 51% and 56%, respectively, over the three months ended September 30, 2014. The level of inventory held by our customers as of September 30, 2015 approximated the inventories held as of September 30, 2014 based on days on hand. All of our product revenue in the three months ended September 30, 2015 and 2014 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Through September 30, 2015, product returns of Vascepa were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended September 30, 2015 and 2014, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors. As a result of expanded commercial coverage and improved formulary positioning, rebates provided for in 2015 will be higher than in prior periods resulting in a slight decrease in the net selling price of Vascepa.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended September 30, 2015 was $0.2 million. We did not record licensing revenue prior to 2015. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 associated with a Vascepa licensing agreement for the China Territory. The up-front payment is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply, which is currently anticipated to be a period of approximately 16 years. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2015 and 2014 was $7.5 million and $5.4 million, respectively, an increase of $2.1 million, or 39%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2015 and 2014 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier is higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. As of September 30, 2015, we classified all of our inventory as current. As a result of lower inventory balances on hand at the end of 2014 compared to the end of 2013 as well as anticipated increases in revenue during 2015 compared to 2014, we anticipate purchasing more API during 2015 than in 2014 with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the three months ended September 30, 2015 and 2014 was 65% and 62%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2015 and 2014 was $26.7 million and $19.3 million, respectively, an increase of $7.4 million, or 38%. Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 are summarized in the table below (in thousands):

	Three Months Ended September 30,
	2015	2014
Selling, general and administrative expense (1)	$21,536	$17,669
Co-promotion fees (2)	2,077	615
Non-cash stock based compensation expense (3)	3,114	1,312
Non-cash warrant related compensation income	—	(326)

Total selling, general and administrative expense	$26,727	$19,270

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants and co-promotion fees, for the three months ended September 30, 2015 and 2014 was $21.5 million and $17.7 million, respectively, an increase of $3.8 million, or 21%. The increase is due primarily to increased sales and marketing spend in support of expanded Vascepa promotion following the federal court declaration on August 7, 2015 allowing communication of truthful and non-misleading ANCHOR clinical trial data to be communicated to healthcare professionals.

(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. were $2.1 million and $0.6 million in the three months ended September 30, 2015 and 2014, respectively, an increase of $1.5 million, or 250%. Kowa Pharmaceuticals America, Inc. commenced its co-promotion efforts in May 2014.
(3)	Stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $3.1 million and $1.3 million, respectively, an increase of $1.8 million, or 138%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

Research and Development Expense. Research and development expense for the three months ended September 30, 2015 and 2014 was $13.1 million and $14.5 million, respectively, a decrease of $1.4 million, or 10%. Research and development expenses for the three months ended September 30, 2015 and 2014 are summarized in the table below (in thousands):

	Three Months Ended September 30,
	2015	2014
REDUCE-IT study (1)	$9,392	$11,753
Regulatory filing fees and expenses (2)	661	385
Internal staffing, overhead and other (3)	2,234	1,709

Research and development expense, excluding non-cash expense	12,287	13,847
Non-cash stock-based compensation (4)	805	610

Total research and development expense	$13,092	$14,457

The decrease in research and development expenses for the quarter ended September 30, 2015, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study, including the timing of shipment of clinical trial materials.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,700 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study near the end of 2015. For the three months ended September 30, 2015 and 2014, we incurred expenses through our CRO in connection with this trial of approximately $7.5 million and $9.5 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended September 30, 2015 and 2014 for REDUCE-IT were approximately $9.4 million and $11.8 million, respectively. The decrease in expenses in 2015 as compared to 2014 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. Based on our current assumptions of CRO and CTM costs, we estimate that we will incur $30 million to $40 million in annual costs through study completion. Amarin remains blinded to all data from the study and currently expects the study to be completed in 2017. There is a scheduled interim review of the efficacy and safety results of the study which review we estimate will occur in 2016 upon reaching 60% of the target aggregate number of cardiovascular events for the study. It is our expectation that this trial will run to completion as is typical for cardiovascular outcome studies. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the quarters ended September 30, 2015 and 2014 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities for the three months ended September 30, 2015 was a loss of $0.2 million versus a gain of $4.5 million in the prior year period. (Loss) gain on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012

BioPharma financing, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009, we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. In October 2014, we and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of September 30, 2015 and no gain or loss was recognized for the three months ended September 30, 2015. The fair value of the warrant derivative liability as of June 30, 2014 was $4.5 million and we recognized a $4.1 million gain on change in fair value of derivative liability for the three months ended September 30, 2014. The change in fair value of the warrant derivative liability for the quarter ended September 30, 2014 is due primarily to the change in the price of our common stock on the date of valuation.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of June 30, 2015, the fair value of the derivative was determined to be $5.6 million, and as of September 30, 2015, the fair value of the derivative was determined to be $5.1 million. As such, we recognized a $0.5 million gain on change in fair value of derivative liability for the three months ended September 30, 2015. As of June 30, 2014, the fair value of the derivative was determined to be $6.1 million, and as of September 30, 2014, the fair value of the derivative was determined to be $4.6 million. As such, we recognized a $1.5 million gain on change in fair value of derivative liability for the three months ended September 30, 2014.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of June 30, 2015, the fair value of the derivative was determined to be $1.1 million, and as of September 30, 2015, the fair value of the derivative was determined to be $1.8 million. As such, we recognized a $0.7 million loss on change in fair value of derivative liability for the three months ended September 30, 2015. As of June 30, 2014, the fair value of the derivative was determined to be $3.3 million, and as of September 30, 2014, the fair value of the derivative was determined to be $4.4 million. As such, we recognized a $1.1 million loss on change in fair value of derivative liability for the three months ended September 30, 2014.

Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Interest Expense, net. Net interest expense for the three months ended September 30, 2015 and 2014 was $5.1 million and $4.9 million, respectively, an increase of $0.2 million, or 4%. Net interest expense for the three months ended September 30, 2015 and 2014 is summarized in the table below (in thousands):

	Three Months Ended September 30,
	2015	2014
Exchangeable senior notes (1):
Amortization of debt discounts	$1,595	$1,425
Contractual coupon interest	1,313	1,313

Total exchangeable senior notes interest expense	2,908	2,738
Long-term debt—BioPharma financing (2):
Cash interest—current	1,674	1,415
Cash interest—deferred	—	282
Non-cash interest	487	453

Total long-term debt interest expense	2,161	2,150
Other interest expense	5	—

Total interest expense	5,074	4,888
Interest income (3)	(13)	(12)

Total interest expense, net	$5,061	$4,876

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended September 30, 2015 and 2014 was $2.9 million and $2.7 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for the three months ended September 30, 2015 and 2014 was $2.2 million and $2.2 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the three months ended September 30, 2015 and 2014 was $0.01 million in each year. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the three months ended September 30, 2015 was expense of $0.1 million versus expense of $0.2 million in the prior year period. Other (expense) income, net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes for the three months ended September 30, 2015 was a $0.5 million benefit versus a $0.4 million provision in the prior year period. The current benefit (provision) relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

Product Revenue, net. We recorded product revenue of $54.6 million and $37.7 million during the nine months ended September 30, 2015 and 2014, respectively, an increase of $16.9 million, or 45%. This increase in revenue was driven by an increase in estimated normalized total Vascepa prescriptions of approximately 194,000 and 186,000 based on data provided by Symphony Health Solutions and IMS Health, respectively, representing growth of 58% and 65%, respectively, over the nine months ended September 30, 2014. The difference in the percentage of revenue growth as compared to the percentage of prescription growth is primarily due to a change in revenue recognition methodology in 2014 as described below. The level of inventory held by our customers as of September 30, 2015 approximated the inventories held as of September 30, 2014 based on days on hand. All of our product revenue in the nine months ended September 30, 2015 and 2014 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. In accordance with GAAP, prior to 2014, product revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions and not based on sales to our Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and, as a result, began to recognize product revenue based on sales to our Distributors. Through September 30, 2015, product returns of Vascepa were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the nine months ended September 30, 2015 and 2014, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of

Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors. As a result of expanded commercial coverage and improved formulary positioning, rebates provided for in 2015 will be higher than in prior periods resulting in a slight decrease in the net selling price of Vascepa.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the nine months ended September 30, 2015 was $0.5 million. We did not record licensing revenue prior to 2015. The licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 associated with a Vascepa licensing agreement for the China Territory. The up-front payment is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply, which is currently anticipated to be a period of approximately 16 years. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2015 and 2014 was $19.5 million and $14.6 million, respectively, an increase of $4.9 million, or 34%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold for the nine months ended September 30, 2015 and 2014 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. As of September 30, 2015, we classified all of our inventory as current. As a result of lower inventory balances on hand at the end of 2014 compared to the end of 2013 as well as anticipated increases in revenue during 2015 compared to 2014, we anticipate purchasing more API during 2015 than in 2014 with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the nine months ended September 30, 2015 and 2014 was 64% and 61%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2015 and 2014 was $77.5 million and $60.9 million, respectively, an increase of $16.6 million, or 27%. Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Selling, general and administrative expense (1)	$64,547	$56,189
Co-promotion fees (2)	5,265	919
Non-cash stock based compensation expense (3)	7,719	4,344
Non-cash warrant related compensation income	(9)	(503)

Total selling, general and administrative expense	$77,522	$60,949

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants and co-promotion fees, for the nine months ended September 30, 2015 and 2014 was $64.5 million and $56.2 million, respectively, an increase of $8.3 million, or 15%. The increase is due primarily to increased sales and marketing spend in support of expanded Vascepa promotion following the federal court declaration on August 7, 2015 allowing communication of truthful and non-misleading ANCHOR clinical trial data to be communicated to healthcare professionals, as well as higher legal costs associated with various legal matters, which costs vary from period to period.

(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. were $5.3 million and $0.9 million in the nine months ended September 30, 2015 and 2014, respectively, an increase of $4.4 million, or 489%. Kowa Pharmaceuticals America, Inc. commenced its co-promotion efforts in May 2014.
(3)	Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was $7.7 million and $4.3 million, respectively, an increase of $3.4 million, or 79%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2015 and 2014 was $37.7 million and $37.9 million, respectively, a decrease of $0.2 million, or 1%. Research and development expenses for the nine months ended September 30, 2015 and 2014 are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2015	2014
REDUCE-IT study (1)	$25,952	$28,409
Regulatory filing fees and expenses (2)	1,517	1,383
Internal staffing, overhead and other (3)	7,788	6,170

Research and development expense, excluding non-cash expense	35,257	35,962
Non-cash stock-based compensation (4)	2,458	1,929

Total research and development expense	$37,715	$37,891

The decrease in research and development expenses for the nine months ended September 30, 2015, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study partially offset by an increase in internal staffing and overhead and non-cash stock-based compensation.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a CRO through which all costs for this outcomes study are incurred with the exception of costs for CTM and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We currently have over 7,700 patients enrolled in REDUCE-IT. We estimate that we will complete patient enrollment in this study near the end of 2015. For the nine months ended September 30, 2015 and 2014, we incurred expenses through our CRO in connection with this trial of approximately $21.3 million and $22.3 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the nine months ended September 30, 2015 and 2014 for REDUCE-IT were approximately $26.0 million and $28.4 million, respectively. The decrease in expenses in 2015 as compared to 2014 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate we will incur $30 million to $40 million in annual costs through study completion. Amarin remains blinded to all data from the study and currently expects the study to be completed in 2017. There is a scheduled interim review of the efficacy and safety results of the study which review we estimate will occur in 2016 upon reaching 60% of the target aggregate number of cardiovascular events for the study. It is our expectation that this trial will run to completion as is typical for cardiovascular outcome studies. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the nine months ended September 30, 2015 and 2014 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities for the nine months ended September 30, 2015 was a loss of $0.4 million versus a gain of $11.9 million in the prior year period. (Loss) gain on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012

BioPharma financing, (iii) the change in fair value of the derivative liability related to the change in control provision associated with the May 2014 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009, we issued 36.1 million warrants at an exercise price of $1.50 and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability as of December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the nine months ended September 30, 2015 for these warrants. The fair value of the warrant derivative liability as of December 31, 2013 was $6.9 million and we recognized a $6.3 million gain on change in fair value of derivative liability for the nine months ended September 30, 2014. The change in fair value of the warrant derivative liability for the nine months ended September 30, 2015 is due to the expiration of the warrants and the resulting extinguishment of the liability, while the change in fair value for the nine months ended September 30, 2014 is due primarily to the change in the price of our common stock on the date of valuation. In October 2014, we and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of September 30, 2015.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of September 30, 2015, the fair value of the derivative was determined to be $5.1 million. As such, we recognized a $0.3 million loss on change in fair value of derivative liability for the nine months ended September 30, 2015. As of December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and as of September 30, 2014, the fair value of the derivative was determined to be $4.6 million. As such, we recognized a $6.5 million gain on change in fair value of derivative liability for the nine months ended September 30, 2014.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and as of September 30, 2015, the fair value of the derivative was determined to be $1.8 million. As such, we recognized a $0.8 million gain on change in fair value of derivative liability for the nine months ended September 30, 2015. As of September 30, 2014, the fair value of the derivative was determined to be $4.4 million and we recognized a $0.9 million loss on change in fair value of derivative liability for the nine months ended September 30, 2014.

In connection with the closing of a private placement transaction in March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend. The liability was then marked to fair value through March 30, 2015, the date on which we executed a subscription agreement with the investor, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives in the nine months ended September 30, 2015. The liability was reclassified to permanent equity on such date.

Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.50% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 6). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We recorded a gain on extinguishment of the original notes of $38.0 million in the nine months ended September 30, 2014. There was no such gain in the nine months ended September 30, 2015.

Interest Expense, net. Net interest expense for the nine months ended September 30, 2015 and 2014 was $14.8 million and $13.6 million, respectively, an increase of $1.2 million, or 9%. Net interest expense for the nine months ended September 30, 2015 and 2014 is summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Exchangeable senior notes (1):
Amortization of debt discounts	$4,597	$2,756
Contractual coupon interest	3,938	3,937

Total exchangeable senior notes interest expense	8,535	6,693
Long-term debt—BioPharma financing (2):
Cash interest—current	4,777	3,772
Cash interest—deferred	112	1,728
Non-cash interest	1,392	1,435

Total long-term debt interest expense	6,281	6,935
Other interest expense	10	1

Total interest expense	14,826	13,629
Interest income (3)	(73)	(64)

Total interest expense, net	$14,753	$13,565

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the nine months ended September 30, 2015 and 2014 was $8.5 million and $6.7 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for the nine months ended September 30, 2015 and 2014 was $6.3 million and $6.9 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the nine months ended September 30, 2015 and 2014 was $0.07 million and $0.06 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the nine months ended September 30, 2015 was expense of $0.1 million versus income of $4.0 million in the prior year period. Other (expense) income, net, in the nine months ended September 30, 2015 primarily consists of losses and gains on foreign exchange transactions. Other (expense) income, net in the nine months ended September 30, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us.

Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes for the nine months ended September 30, 2015 was a $1.5 million benefit versus a $1.3 million provision in the prior year period. The current benefit (provision) relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2015 include cash and cash equivalents of $119.0 million. In February 2015, we received a $15.0 million non-refundable, up-front payment upon the execution of our first ex-U.S. licensing agreement which agreement covers China and surrounding territories. In March 2015, we entered into a subscription agreement with four institutional investors for the issuance and sale of our Series A Preference Shares resulting in net proceeds to us of $52.0 million. Also in March 2015, we entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the issuance and sale of our Series A Preference Shares resulting in net proceeds to us of $5.7 million upon closing of the private placement in July 2015. Both the $15.0 million up-front payment from the ex-U.S. licensing agreement and the $57.7 million in net proceeds from the issuance and sale of Series A Preference Shares are included in our September 30, 2015 cash balance. Our projected uses of cash include commercialization of Vascepa , the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash (used in) provided by continuing operations:
Operating activities	$(60,100)	$(58,685)
Investing activities	(10)	—
Financing activities	59,547	2,606

Decrease in cash and cash equivalents	$(563)	$(56,079)

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables associated with Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of September 30, 2015, the net remaining amount to be repaid to BioPharma is $139.4 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2015 is $15.0 million. The quarterly repayments through September 30, 2015 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

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

On March 30, 2015, in connection with the closing of the initial private placement, and pursuant to a pre-existing contractual preemptive right to participate in certain private placement transactions effected by us, we entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional 38,867,180 restricted ADSs, each representing one (1) share of our Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement, for potential proceeds of $5.8 million. In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the second private placement was conditioned upon approval by our shareholders at a future meeting of our shareholders. Such approval was received at our Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of this second private placement occurred on July 10, 2015. We issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS (see Note 8 – Equity). For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as converted to ordinary share basis) resulting in gross proceeds to us of $5.8 million. Dr. James Healy, a member of our Board, is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova.

As of September 30, 2015, we had cash and cash equivalents of $119.0 million, a decrease of $0.5 million from December 31, 2014. The decrease is primarily due to the net proceeds from equity financings of $57.7 million and a $15.0 million up-front payment received from an ex-U.S. licensing agreement offset by net cash used in operating activities in support of the continued commercialization of Vascepa and the continued funding of REDUCE-IT, less accounts receivable collections. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.1 billion as of September 30, 2015. We believe that our cash and cash equivalents balance of $119.0 million as of September 30, 2015 will be sufficient to fund our projected operations for at least the next twelve months. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS, LLC, or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.

We have operating lease costs consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ.

We have scheduled interest payments due under the terms of the 2012 Notes and 2014 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADSs.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.5 million in each of the nine months ended September 30, 2015 and 2014. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.4 million as of September 30, 2015). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.6 million as of September 30, 2015) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $15.2 million as of September 30, 2015).

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

We have recorded a liability of $0.4 million for uncertain tax positions in other long-term liabilities as of September 30, 2015. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We do not enter into financial instruments for trading or speculative purposes. As of September 30, 2015, we had no outstanding forward exchange contracts.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 7, 2015, we and a group of independent physicians filed a federal lawsuit to permit us to share truthful and non-misleading information, including, but not limited to, the ANCHOR trial clinical data, with healthcare professionals in the United States about certain uses of Vascepa not included with approved FDA labeling of Vascepa and thus not permitted under the FDA’s interpretation of applicable law. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on several legal theories. On August 7, 2015, the Court granted our request for preliminary relief in this litigation through a declaratory judgment that confirmed that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa, i.e., to treat patients with persistently high triglycerides, and such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. FDA did not appeal the Court’s preliminary ruling prior to the October 6, 2015 deadline for appeal. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. We cannot predict the outcome of settlement negotiations or this litigation.

On May 28, 2015, the U.S. District Court for the District of Columbia granted our motion for summary judgment in our lawsuit against the FDA, captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.). This lawsuit sought an order requiring FDA to recognize five-year, New Chemical Entity (“NCE”) marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, sought to intervene and appeal the Court’s decision. We intend to continue to litigate the case vigorously, but cannot predict the outcome of this litigation. FDA did not appeal the Court’s decision prior to the July 28, 2015 deadline for appeal.

Based on the May 28, 2015, U.S. District Court for the District of Columbia order granting our motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of abbreviated new drug applications, or ANDAs, to Vascepa agreed to a full stay of proceeding in that patent litigation. Based on subsequent FDA notification to the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, we believe the statutory basis for the patent litigation (accepted ANDAs) no longer exists. Thus, on July 24, 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants. We intend to vigorously enforce our intellectual property rights relating to Vascepa consistent with the time period contemplated by the Hatch-Waxman Act, but we cannot predict the outcome of these lawsuits. We cannot predict the outcome of this motion to dismiss or litigation. If the motion to dismiss is granted, we plan to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa which, assuming NCE exclusivity, we would expect no sooner than late July 2016.

On June 29, 2015, the U.S. District Court for the District of New Jersey granted our motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that we and certain of our current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. On July 29, 2015, plaintiffs filed an amended complaint alleging facts similar to those in the original complaint. Like the first complaint, the amended complaint seeks unspecified monetary damages and attorneys’ fees and costs. We believe we have valid defenses and will continue to vigorously defend against this lawsuit, but cannot predict the outcome. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

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

Risks Related to the Commercialization and Development of Vascepa

*We are substantially dependent upon sales of Vascepa in the United States.

As a result of our reliance on a single product, Vascepa (icosapent ethyl) capsules, and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depends on our ability to execute our commercial strategy for Vascepa in the United States. If commercialization efforts for Vascepa are not successful, our business will be materially and adversely affected.

Even if we are able to develop Vascepa outside the United States or develop additional products from our research and development efforts, the development time cycle for products typically takes several years. This restricts our ability to respond to adverse business conditions for Vascepa. If we are not successful with development, or if there is not adequate demand for Vascepa or the market for such product develops less rapidly than we anticipate, we may not have the ability to effectively shift our resources to the development of alternative products or do so in a timely manner without suffering material adverse effects on our business. As a result, the lack of alternative markets and products we develop could constrain our ability to generate revenues and achieve profitability.

*The uncertain effect of Vascepa on its ultimate targeted clinical benefit makes it more difficult to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

In January 2013, we launched Vascepa based on FDA approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

In August 2015, based on a federal court order, we also began marketing Vascepa in the United States to healthcare professionals for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels, based on results from the ANCHOR study of Vascepa. It is estimated that approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol and are on statin therapy. FDA did not approve Vascepa for use in this population due to the uncertain effect of pharmaceutically induced triglyceride reduction in this patient population on cardiovascular risk reduction, the ultimate targeted clinical benefit. Our promotional efforts disclose this fact and the current state of research on both triglyceride reduction and the active pharmaceutical ingredient in Vascepa, EPA, as each relate to the potential of Vascepa to reduce cardiovascular risk.

The uncertainties around the ultimate clinical benefit of Vascepa make it more difficult for Vascepa to gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Vascepa for the MARINE indication and in ANCHOR patients and any future approved indications will depend on a number of factors, including:

•	the perceived efficacy, safety and potential advantages of Vascepa, as compared to alternative treatments;

•	our ability to offer Vascepa for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;

•	publicity concerning Vascepa or competing products;

•	the ultimate outcome or settlement terms of our pending litigation to expand our ability to promote Vascepa in the United States outside of FDA-approved labeling and the related perception thereof;

•	sufficient third-party coverage or reimbursement; and

•	the actual efficacy of the product and the prevalence and severity of any side effects, including any limitations or warnings contained in Vascepa’s approved labeling.

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

Factors related to building and managing a sales and marketing organization that can inhibit our efforts to successfully commercialize Vascepa include:

•	our inability to attract and retain adequate numbers of effective sales and marketing personnel;

•	our inability to adequately train our sales and marketing personnel, in particular as it relates to various healthcare regulatory requirements applicable to the marketing and sale of pharmaceutical products and the court declaration that we believe enables us to expand marketing efforts for Vascepa, and our inability to adequately monitor compliance with these requirements;

•	the inability of our new sales personnel, working for us as a new market entrant, to obtain access to or persuade adequate numbers of physicians to prescribe Vascepa;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions; and

•	unforeseen costs and expenses associated with operating a new independent sales and marketing organization.

If we are not successful in our efforts to market and sell Vascepa, our anticipated revenues will be materially and negatively affected, and we may not obtain profitability, may need to cut back on research and development activities or need to raise additional funding that could result in substantial dilution.

*We expect final positive results from the REDUCE-IT outcomes study will be required for FDA-approved label expansion for Vascepa.

Since January 2013 we have marketed Vascepa for use in the FDA-approved MARINE indication in the United States.

In April 2015, we received a CRL from the FDA on our Supplemental New Drug Application, or sNDA, that sought approval for the use of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication. In regulatory dialogue, the FDA acknowledged that the results of the ANCHOR trial as we presented them to FDA were valid and truthful in that, for example, Vascepa reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The clinical rationale for reducing serum triglycerides with Vascepa and modifying other lipid/lipoprotein parameters shown in ANCHOR among statin-treated patients with triglycerides 200-499 mg/dL is to reduce cardiovascular risk. In not approving our ANCHOR sNDA, the FDA concluded that, for regulatory approval purposes, there are insufficient data at this time to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population.

In August 2015, based on a federal court order, we began marketing Vascepa in the United States to healthcare professionals for the treatment of patients in the ANCHOR population through use of a set of qualified statements that reflect the current state of research related to this use. While an indication for this patient population has yet to be granted, our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for FDA approval of a new indication or other label expansion for Vascepa. Any delay in obtaining, or an inability to obtain, further expansion of our marketing approval rights with an FDA approval could prevent us from growing revenue at greater than our current pace and could therefore have a material adverse effect on our operations and financial condition, including our ability to reach profitability. Even if we obtain additional regulatory approvals for Vascepa, the timing or scope of any approvals may prohibit or reduce our ability to commercialize the product successfully. For example, if the approval process for any expanded indication takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. If the FDA does not approve any expanded indication at all, it could have a material impact on our future results of operations and financial condition. Additionally, the terms of any approvals, including the approval received from the FDA in July 2012 for the MARINE indication, may prove to not have the scope or breadth needed for us to successfully commercialize Vascepa or become profitable.

*Our lawsuit to allow for promotion of truthful and non-misleading information to healthcare professionals in the United States about uses of Vascepa may not achieve its intended goal.

On May 7, 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals certain uses of Vascepa that reflect recognized medical practice but are not covered by current FDA-approved labeling for the drug, so long as the promotion is truthful and non-misleading. The uses at issue are consistent with multiple national and international treatment guidelines and relevant to tens of millions of patients in the United States at risk of cardiovascular disease. Because, for example, the efficacy results from the ANCHOR trial have not been approved by the FDA for inclusion in FDA labeling of Vascepa, truthful and non-misleading promotion of such information is considered off-label and thus illegal under FDA’s interpretation of its regulatory structure. The lawsuit, captioned Amarin Pharma, Inc. et al. v. Food & Drug Administration, et al., was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on applicable precedent, First Amendment freedom of speech principles and Fifth Amendment restrictions against overly vague laws. The lawsuit seeks a declaration to permit promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and use of peer-reviewed scientific publications that present the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contends, have First Amendment rights to receive accurate information. The goal of the lawsuit is to supply accurate information to physicians about Vascepa so they can make informed decisions on how to treat patients based on current, scientific data and consistent with numerous national and international cardiovascular treatment guidelines and position statements.

In connection with this litigation, the FDA sent a detailed letter to us on June 5, 2015 that confirmed the validity of the ANCHOR trial results. The letter also sought to clarify how, in the FDA’s view, applicable law and FDA policies apply to the communications proposed in Amarin’s complaint. FDA stated in this letter that it did not have concerns with much of the information Amarin proposed to communicate and provided Amarin with guidance on the FDA’s view of lawful, but limited paths for the dissemination and communication to healthcare professionals of the effects of Vascepa demonstrated in the ANCHOR clinical trial and use of peer-reviewed scientific publications in the context of appropriate disclaimers. The litigation continued after receipt of this letter because significant issues remained despite the significant steps forward provided by the June 5 letter. Such issues included, but were not limited to, the ability of Amarin to engage in a full and truthful dialogue with healthcare professionals about the success of the ANCHOR trial and the potential effectiveness of Vascepa as a treatment to reduce cardiovascular risk.

On August 7, 2015, we were granted the request we made for preliminary relief in this litigation through the Court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. FDA did not appeal the Court’s preliminary ruling prior to the October 6, 2015 deadline for appeal. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. We cannot predict the outcome of settlement negotiations or this litigation. The legal process can be unpredictable, costly and time-consuming and even if we are successful the remedies available to us may be less beneficial to us than we currently believe.

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

On May 28, 2015, the U.S. District Court for the District of Columbia granted our motion for summary judgment in this lawsuit. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. On July 22, 2015, Watson Laboratories Inc., or Watson, the purported first Vascepa ANDA filer, sought to intervene and appeal the Court’s decision. FDA did not appeal the Court’s decision prior to the July 28, 2015 deadline for appeal and has joined in our opposition to Watson’s sought intervention and appeal. The legal process can be unpredictable, costly and time-consuming. We intend to continue to litigate the case vigorously, but cannot predict its outcome.

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

Based on the May 28, 2015, U.S. District Court for the District of Columbia order granting our motion for summary judgment in the NCE litigation, the parties to the related Vascepa patent litigation that followed acceptance by FDA of abbreviated new drug applications, or ANDAs, to Vascepa agreed to a stay of proceeding in that patent litigation pending a new FDA determination on Vascepa exclusivity. Based on subsequent FDA notification to the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, we believe the statutory, constructive infringement basis for the patent litigation (accepted ANDAs) no longer exists. Thus, on July 24, 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants. Under the terms of the parties’ agreement to stay this litigation, proceedings related to our motion to dismiss continue; the motion to dismiss is not subject to the stay. We cannot predict the outcome of this motion to dismiss or litigation. The legal process can also be costly and time-consuming. If the motion to dismiss is granted, we plan to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa which, assuming NCE exclusivity, we would expect no sooner than late July 2016.

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

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested safety of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. In addition, the FDA has not enforced what we view as illegal drug claims made by certain supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. Under the preliminary ruling in our First Amendment litigation, we may now make this claim to healthcare professionals subject to certain qualifications. These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

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

*The commercial value to us of current and sought marketing rights may be smaller than we anticipate.

There can be no assurance as to the adequacy for commercial success of the scope and breadth of the marketing rights we currently have or, if approved, an indication based on a successful outcome of the REDUCE-IT study. Even if we obtain marketing approval for additional indications, the FDA may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, the number of actual patients with conditions within the scope of our marketing efforts may be smaller than we anticipate. If any such marketing right or approved indication is narrower than we anticipate, the market potential for our product would suffer.

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

Our products and marketing efforts are subject to extensive post-approval government regulation.

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

With respect to sales and marketing activities including direct-to-healthcare provider and direct-to-consumer advertising and promotional activities involving the internet, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. Our recent First Amendment ruling may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

*The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we or Kowa Pharmaceuticals America, Inc. are found to have improperly promoted uses of Vascepa, we may become subject to significant fines and other liability. The government may seek to find means to prevent our promotion of truthful and non-misleading information beyond our current court ruling.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The government’s current position is not clear. Even though we received FDA marketing approval for Vascepa for the MARINE indication and we believe our recent First Amendment court ruling affords us a limited degree of protection for other promotional efforts, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label or our court ruling. If we are found to have promoted Vascepa outside the terms of the court ruling or in violation of what the government may determine to be acceptable, we may become subject to significant government fines and other related liability. The government may also seek to hold us responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc., or our ex-U.S. commercialization partner, Eddingpharm. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Even though we have the benefit of a preliminary ruling and may be ultimately successful with a final settlement or final ruling in our current litigation related to promotion beyond FDA-approved labeling, our promotion would still be subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the permitted scope. Likewise, the government may seek to find other means to prevent our promotion of truthful and non-misleading information.

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

Outcomes studies of certain other lipid-modifying therapies have failed to achieve the endpoints of such studies. For example, in 2010, the results of the ACCORD-Lipid trial were published. This trial studied the effect of adding fenofibrate onto open-

label simvastatin therapy on cardiovascular outcomes. The addition of fenofibrate did not show any treatment benefit on cardiovascular outcomes over simvastatin monotherapy in this study. In 2011, the results of the AIM-HIGH trial were published. This trial studied the effect of adding a second lipid-altering agent, extended-release niacin, to simvastatin therapy on cardiovascular outcomes in people at high risk for cardiovascular events. No significant incremental treatment benefit with extended-release niacin was observed. In addition, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of these studies may not be directly applicable to the use of Vascepa over time. For instance, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile, and nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcome study of 1 gram per day of an omega-3 acid ethyl ester composition. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in adult patients with severe hypertriglyceridemia at a dose of 4 grams per day and is being studied in REDUCE-IT at 4 grams per day.

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

Further, FDA determined that JELIS results could not be used as support for or against the use of triglyceride levels as a surrogate for cardiovascular risk reduction. Patients treated with EPA and statin in JELIS achieved triglyceride levels that were only 5% lower, on average, than those achieved among patients treated with statin alone; however, the reduction in cardiovascular risk in the primary endpoint analysis was 19%. Likewise, within the primary and secondary prevention sub-analyses, triglyceride levels were lowered only 5% on average in the EPA plus statin group compared with the statin alone group; however, the relative risk reduction was 53% in the primary prevention population with elevated triglyceride (> 150mg/dL) and low HDL-C (< 40mg/dL) levels and 23% in the secondary prevention population with established coronary artery disease. These large differences in magnitude between triglyceride reduction and risk reduction in JELIS suggest that the effects of EPA on triglyceride levels alone may not be responsible for, or predict, the observed differences in cardiovascular events between treatment groups in JELIS. JELIS was not designed to evaluate primary and secondary prevention populations. It is possible that the putative cardioprotective effects of EPA observed in JELIS are due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together, such as purported beneficial effects on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study is needed to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels.

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

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study in 2017. We do not expect the study to be stopped due to overwhelming efficacy at this interim look. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis for lack of signals of a favorable result at completion, so called stoppage for futility.

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

The continuing efforts of government and other third-party payors to further contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by PPACA and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

Risks Related to our Business

*If the estimates we make, or the assumptions on which we rely, in preparing our projected guidance prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Further, in November 2015, we issued financial guidance, including expected fourth quarter 2015 total revenues and net revenue, which is based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our projected revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% of gross product sales for each of the nine months ended September 30, 2015 and 2014, and represented 95% and 96% of the gross accounts receivable balance as of September 30, 2015 and 2014, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not been profitable in any of the last five fiscal years. For the fiscal years ended December 31, 2014, 2013, and 2012, we reported losses of approximately $56.4 million, $166.2 million, and $179.2 million, respectively, and we had an accumulated deficit as of December 31, 2014 of $970.2 million. For the nine months ended September 30, 2015 and 2014, we reported losses of approximately $127.2 million and $36.7 million, respectively and we had an accumulated deficit as of September 30, 2015 of $1.1 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

As a consequence of the many years developing Vascepa for commercialization and the commercial launch of Vascepa in 2013 in the United States, our historical financial results do not form an accurate basis upon which investors should base their assessment of our business and prospects. In addition, we expect that our costs will increase substantially as we continue to commercialize Vascepa in the MARINE indication and with ANCHOR data and seek to obtain additional regulatory approval of Vascepa from continuation of the REDUCE-IT cardiovascular outcomes study. Accordingly, our historical financial results reflect a substantially different business from that currently being conducted and from that expected in the future. In addition, we have a limited history of obtaining regulatory approval for, and no demonstrated ability to successfully commercialize, a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Vascepa sales are difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for Vascepa;

•	the extent to which coverage and reimbursement for Vascepa is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts with our new co-promotion partner, Kowa Pharmaceuticals America, Inc.;

•	the timing and ability of Eddingpharm to development and commercialize Vascepa in the China Territory, including obtaining necessary regulatory approvals and establishing marketing channels;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;

•	the results of the REDUCE-IT study or post-approval studies for Vascepa;

•	outcomes of litigation and other legal proceedings, including the lawsuit against the FDA to expand marketing claims for Vascepa, our NCE litigation, shareholder litigation, regulatory matters and tax matters; and

•	our regulatory dialogue on the REDUCE-IT study.

We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $119.0 million as of September 30, 2015 will be sufficient to fund our projected operations for at least the next twelve months.

In order to fully realize the market potential of Vascepa, we may need to enter into a new strategic collaboration or raise additional capital. We may also need additional capital to fully complete our REDUCE-IT cardiovascular outcomes trial.

Our future capital requirements will depend on many factors, including:

•	revenue generated from the commercial sale of Vascepa;

•	the costs associated with commercializing Vascepa in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities with our new co-promotion partner, Kowa Pharmaceuticals America, Inc., and the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

•	the continued cost associated with our REDUCE-IT cardiovascular outcomes study;

•	continued costs associated with litigation and other legal proceedings, including the lawsuit against the FDA to expand marketing claims for Vascepa, our NCE litigation, shareholder litigation and patent litigation;

•	the time and costs involved in obtaining additional regulatory approvals for Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

As of November 1, 2015 we had 183,486,827 common shares outstanding including 182,530,173 shares held as ADSs and 956,654 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

In March and July 2015, we completed two private placements of American Depositary Shares representing 352,150,790 and 38,867,180 Series A Preference Shares, respectively, each ten (10) of which may be consolidated and redesignated into one (1) ordinary share in the capital of the Company. During the three months ended June 30, 2015, 62,833,330 preferred shares were converted, resulting in the issuance of 6,283,333 ordinary shares. The consolidation and redesignation of the Series A Preference Shares currently outstanding would result in an additional 32,818,464 ordinary shares outstanding, resulting in substantial dilution to shareholders who held our ordinary shares or ADSs representing such ordinary shares prior to the private placement. Although the Series A Preference Shares do not have voting rights, in general, upon consolidation and redesignation into ordinary shares some of the investors in the private placement could then have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions.

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

In addition, under the first March 2015 securities subscription agreement we are required to offer to certain investors party to that agreement an opportunity to participate in future equity and debt financings we may conduct from time to time, and to not publicly disclose the identity of the investors party to that agreement, subject to certain exceptions for disclosures required in securities filings and under applicable law. If we fail to comply with these obligations we could become liable to these investors for damages, including specified liquidated damages. For example, following certain public statements made by the Company on a quarterly conference call concerning the 2015 private placement, we agreed to specified liquidated damages in the event we are found to have violated the confidentiality provisions of the subscription agreement in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2015 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 – 31, 2015	—	—
August 1 – 31, 2015	—	—
September 1 – 30, 2015	17,734	$1.93

Total	17,734	$1.93

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: November 4, 2015