Form 10-K
period 2015-12-31
AMARIN CORP PLC\UK
filed 2016-02-25
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $433.3 million, based upon the closing price on the NASDAQ Capital Market reported for such date.

183,074,916 shares held as American Depository Shares (ADS), each representing one Ordinary Share, 50 pence par value per share, and 1,936,818 Ordinary Shares, were outstanding as of February 20, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding the progress and timing of our clinical programs, regulatory filings and commercialization activities, and the potential clinical benefits, safety and market potential of our product candidates, as well as more general statements regarding our expectations for future financial and operational performance, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. These statements include but are not limited to statements regarding the commercial success of Vascepa and factors that can affect such success; interpretation of court decisions; expectation on determinations and policy positions of the United States Food and Drug Administration, or FDA; the expected timing of enrollment, interim results and final results of our REDUCE-IT study; the safety and efficacy of our product and product candidates; expectation regarding the potential for Vascepa to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures.

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

Amarin Corporation plc is a public limited company incorporated under the laws of England and Wales. Amarin Corporation plc was originally incorporated in England as a private limited company on March 1, 1989 under the Companies Act 1985, and re-registered in England as a public limited company on March 19, 1993. Amarin Corporation plc changed its name from Ethical Holdings plc in 1999.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed our successful study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we also began marketing Vascepa in the United States for the treatment of patients studied in the ANCHOR study based on the federal court declaration described below. Vascepa is available in the United States by prescription only.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014.

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. We are also assessing other partnership opportunities for licensing Vascepa in other territories outside of the United States.

Triglycerides are fats in the blood. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG >150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available and published in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016 and it is our expectation that the trial will run to completion. The DMC has been more frequently examining interim reviews of the safety data from the study. Following each of these reviews, the DMC has communicated to us that we should continue the study as planned. We remain blinded to all data from the study. Over 99% of the approximately 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled and we have pre-notified all clinical sites in the REDUCE-IT study of our intention to cease patient enrollment soon. Since patient enrollment commenced in 2011, approximately 20,000 patient years of study experience have been accumulated in REDUCE-IT.

In the successful Phase 3 MARINE and ANCHOR clinical trials, Vascepa was studied at a daily dose of 2 grams and 4 grams. We sought approval of Vascepa at the more efficacious 4-gram dose for use in each patient population. These trials demonstrated favorable results in their respective patient populations, particularly with the 4-gram dose of Vascepa, in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial, in each case, relative to placebo. These trials also showed favorable results, particularly with the 4-gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa-treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

In April 2015, we received a Complete Response Letter, or CRL, from the FDA in response to our supplemental new drug application, or sNDA, that sought approval of Vascepa for use in patients with mixed dyslipidemia, based on the successful ANCHOR study. The CRL followed an October 2013 rescission by the FDA of a special protocol assessment, or SPA, agreement and three failed attempts by us to appeal that rescission at FDA. The FDA has acknowledged the success of the ANCHOR study, which met all primary and secondary endpoints. However, FDA determined that there were insufficient data to conclude that drug-induced changes in serum triglycerides could be recognized by the FDA as a valid surrogate for reducing cardiovascular risk in the ANCHOR population for the purpose of regulatory approval of a drug targeted at a triglyceride-lowering indication in this population. The FDA has acknowledged that the standard of proof required by the FDA for approval of a new drug indication is higher than that generally used to inform patient treatment guidelines and that used by physicians in clinical practice. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population and the FDA has encouraged us to complete the REDUCE-IT outcomes study. Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug and has thus been considered by FDA to be illegal off-label promotion. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. The FDA did not appeal the court’s ruling prior to the October 6, 2015 deadline. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration. While we are permitted to more broadly promote Vascepa based on this court declaration, the FDA-approved labeling for Vascepa did not change based on the court declaration, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization—United States

We commenced the commercial launch of Vascepa in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals, including sales representatives and their managers. Commencing in May 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. increased from the high single digits in

2014, to fifteen percent (15%) in 2015, and is scheduled to increase to the low twenty percent levels in 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which Kowa Pharmaceuticals America, Inc. will be entitled to earn tail royalties equal to declining fractions of the co-promotion fee in effect prior to such expiration for periods ranging from one to three years following such expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2015 was approximately 192,000 compared to 169,000, 148,000, 130,000, and 126,000 in the three months ended September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2015 was approximately 203,000 compared to 176,000, 157,000, 137,000, and 131,000 in the three months ended September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no such guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth may be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

The commercialization of pharmaceutical products is a complex undertaking, and our ability to effectively and profitably commercialize Vascepa will depend in part on our ability to generate market demand for Vascepa through education, marketing and sales activities, our ability to achieve market acceptance of Vascepa, our ability to generate product revenue and our ability to receive adequate levels of reimbursement from third-party payers. See “Risk Factors—Risks Related to the Commercialization and Development of Vascepa.”

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

Commercialization—Outside the United States

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States based on the MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, and development, regulatory and sales-based milestone payments of up to an additional $154.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

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

REDUCE-IT is designed to enroll approximately 8,000 patients and enrollment is over 99% complete. We have pre-notified all clinical trial sites in the REDUCE-IT study of our intention to cease further patient enrollment soon. Since patient enrollment commenced in 2011, approximately 20,000 patient years of study experience have been accumulated in REDUCE-IT.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee, or DMC, to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study and it is our expectation that the trial will run to completion. In addition, we have instructed the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that statistical significance is also achieved for certain subpopulations before recommending that the study be stopped early for overwhelming efficacy. Amarin remains blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at the interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete. The DMC has periodically reviewed unblinded safety data since initiation of the REDUCE-IT study in 2011 and, after each such meeting to date, has recommended that the study be continued as planned. The pre-specified interim review at 60% of the target aggregate number of cardiovascular events will involve a look by the DMC in closed session at all efficacy and safety data available from the REDUCE-IT study at that time. Interim looks by independent DMCs are common in large, long-term outcomes studies. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look.

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

Commercial Supply

Prior to 2015, all of our active pharmaceutical ingredient, or API, that has been utilized in product sold was manufactured by two suppliers: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. A significant portion of such API was purchased from Nisshin at a price that is higher than expected future average API costs. During 2015, we began purchasing API from a third supplier, Finorga SAS, or Novasep. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. We continue efforts to expand, diversify and enhance our commercial supply chain.

Financial Position

We believe that our cash and cash equivalents balance of $107.0 million as of December 31, 2015 is sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations.

Lipid Disorders and Cardiovascular Disease

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2016 Update from the American Heart Association, more than 1 out of every 3 adults in the United States (approximately 86 million) currently lives with one or more types of cardiovascular disease; an estimated 965,000 new or recurrent coronary events and 795,000 new or recurrent strokes occur each year; an estimated 31 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 74 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL).

In addition to cholesterol, lipoproteins such as LDL also carry fats in the form of triglycerides. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream and has been recognized as an independent risk factor for cardiovascular disease. Triglyceride levels provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high density lipoprotein cholesterol (HDL-C; often called “good” cholesterol) and elevated levels of LDL-C. The effect of Vascepa on cardiovascular mortality and morbidity in patients with hypertriglyceridemia has not been determined.

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

The leading prescription treatments to lower triglyceride levels are fibrates (fenofibrate and gemfibrozil), statins and generic forms of an omega-3 fatty acid mixture known as Lovaza® in the United States and as Omacor® in Europe. The use of fenofibrates can lead to abnormal liver function tests (an increase in ALT (alanine transaminase) or AST (aspartate transaminase), which are liver enzymes, and are commonly measured clinically as a part of a diagnostic liver function test to determine liver health), especially when used with statins. The use of gemfibrozil can lead to rhabdomyolysis (severe breakdown of muscles), especially when used with a statin. Lovaza is comprised of omega-3 ethyl esters, which the FDA has described as a complex mixture of eicosapentaenoic acid, or EPA, docosahexaenoic acid, or DHA, and other fatty acids. We believe that DHA may increase LDL-C levels and thereby partially offset one of the typically desired benefits of lipid-lowering therapies, which is lowering LDL-C. Also, in 2012, the FDA required an update to Lovaza product labeling to reflect the risk that Lovaza may increase the frequency of a heart rhythm problem known as atrial fibrillation, or heart flutter. Also, in 2015, the FDA updated the Trilipix® (a fenofibrate) product labeling and removed combination use with statin therapy in mixed dyslipidemia patients as an indication due to a failed outcomes trial.

Potential Benefits and Market Opportunity for Vascepa

Vascepa is comprised of not less than 96% pure icosapent ethyl, or ethyl-EPA, and contains no DHA. We believe that the removal of DHA mitigates against the LDL-C raising effect observed in omega-3 compositions that include DHA. Based on the results of the MARINE trial, Vascepa was the first omega-3 based product to demonstrate statistically significant triglyceride reduction without a statistically significant increase in LDL-C in this very high triglyceride population.

We believe that the results of the MARINE trial and Vascepa’s EPA only/DHA-free composition suggest that Vascepa has the potential to become a “best-in-class” triglyceride-lowering agent in the United States and the European Union. If the REDUCE-IT cardiovascular outcomes study is successful, Vascepa could be the first omega-3 based therapy approved for lowering high triglycerides in patients with mixed dyslipidemia and for prevention of cardiovascular events as an add-on to statin therapy in this population.

We believe the potential market for Vascepa is large and growing. We estimate that drug treatment for hypercholesterolemia patients exceeds $66 billion per year in the United States, with sales dominated by statin therapies. U.S. sales of fibrates as a class of products were approximately $3.7 billion in 2015 with generic fenofibrate and gemfibrozil leading the class. U.S. gross sales of prescription omega-3 therapies in 2015 were over $1.4 billion with generic Lovaza leading the class.

Clinical Trials

The MARINE Trial (basis for currently FDA-approved label for Vascepa)

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

The MARINE trial results also included statistically significant reductions compared to placebo in several important lipid and inflammatory biomarkers, including apo B (apolipoprotein B) (8.5%), Lp-PLA2 (lipoprotein-phospholipase A2) (13.6%), VLDL-C (very low-density lipoprotein cholesterol) (28.6%), Total Cholesterol (16.3%), and hsCRP (high-sensitivity C-reactive protein) (36.0%) at the 4-gram dose. For these achieved endpoints, p-values were <0.01 for most and <0.05 for all. Apo B (apolipoprotein B) is believed to be a sensitive biomarker of cardiovascular risk and may be a better predictor of cardiovascular risk than LDL-C. Lp-PLA2 is an enzyme found in blood and atherosclerotic plaque; high levels have been implicated in the development and progression of atherosclerosis. In a post-hoc analysis of MARINE study data, Vascepa 4 g/day and 2 g/day statistically significantly reduced ApoC-III levels by 25.1% (p < 0.0001) and 14.3% (p=0.0154) versus placebo, respectively. In the MARINE trial, patients treated with 4 grams per day of Vascepa experienced a significant reduction in median placebo-adjusted lipoprotein particle concentrations of total LDL and small LDL. When looking at lipoprotein particle concentrations and sizes as measured with nuclear magnetic resonance spectroscopy, Vascepa 4 grams per day, compared with placebo, significantly reduced median total LDL particle count by 16.3% (p=0.0006), which is an important factor in atherogenesis. LDL particle count and apo B are important risk markers for the prediction of cardiovascular events. Small LDL particle count, which is a common risk factor for cardiovascular events in patients with diabetes, was reduced by 25.6% (p<0.0001) compared with placebo. Vascepa 2 grams per day, compared with placebo, significantly reduced median small LDL particle count by 12.8% (p <0.05) and reduced median total LDL particle count by 1.1% (NS). LDL particle size did not change significantly for the 2 or 4 gram per day doses.

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

The ANCHOR Trial (promoted in the United States under court declaration)

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

Vascepa was well tolerated in the ANCHOR trial with a safety profile comparable to placebo and there were no treatment-related serious adverse events observed. No significant changes in fasting blood glucose, hemoglobin A1C, vital signs, electrocardiograms, or liver or kidney function were observed with either Vascepa dose. The safety results from the ANCHOR trial are included in the current FDA-approved label for Vascepa.

In April 2015, we received a Complete Response Letter, or CRL, from the FDA in response to our supplemental new drug application, or sNDA, that sought approval of Vascepa for use in patients with mixed dyslipidemia, based on the successful ANCHOR study. The CRL followed an October 2013 rescission by the FDA of a special protocol assessment, or SPA, agreement and three failed attempts by us to appeal that rescission at FDA. The FDA has acknowledged the success of the ANCHOR study, which met all primary and secondary endpoints. However, FDA determined that there were insufficient data to conclude that drug-induced changes in serum triglycerides could be recognized by the FDA as a valid surrogate for reducing cardiovascular risk in the ANCHOR population for the purpose of regulatory approval of a drug targeted at a triglyceride-lowering indication in this population. The FDA has acknowledged that the standard of proof required by the FDA for approval of a new drug indication is higher than that generally used to inform patient treatment guidelines and that used by physicians in clinical practice. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population and the FDA has encouraged us to complete the REDUCE-IT outcomes study. Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug and has thus been considered by FDA to be illegal off-label promotion. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. The FDA did not appeal the court’s ruling prior to the October 6, 2015 deadline. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration. While we are permitted to more broadly promote Vascepa based on this court declaration, the FDA-approved labeling for Vascepa did not change based on the court declaration, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Observed Efficacy of Ethyl-EPA

In Japan, ethyl-EPA is marketed under the product name of Epadel by Mochida Pharmaceutical Co. and is indicated for hyperlipidemia and peripheral vascular disease. Clinical data from Japan suggests that Epadel is effective in reducing triglycerides. In addition, in an outcomes study called the Japan EPA Lipid Intervention Study, or JELIS study, which consisted of more than 18,000 patients followed over multiple years, Epadel, when used in conjunction with statins, was shown to reduce cardiovascular events by 19% compared to the use of statins alone. In this study, cardiovascular events decreased by approximately 53% compared to statins alone in the subset of primary prevention patients with triglyceride levels of ≥150 mg/dL (median of 272 mg/dL at entry) and HDL-C <40 mg/dL. Epadel has been approved and available by prescription in Japan for over a decade. In 2013, the Japan Ministry of Health approved Epadel for over-the-counter sales. JELIS provides supportive but not conclusive data that EPA drug therapy may reduce major coronary events. JELIS results cannot be generalized to populations outside of Japan due to limitations in the study’s design. Further study is needed, such as the REDUCE-IT study, to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels.

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

REDUCE-IT is designed to enroll approximately 8,000 patients and enrollment is over 99% complete. We have pre-notified all clinical trial sites in the REDUCE-IT study of our intention to cease further patient enrollment soon. Since patient enrollment commenced in 2011, approximately 20,000 patient years of study experience have been accumulated in REDUCE-IT. Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee, or DMC, to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study and it is our expectation that the trial will run to completion. Amarin remains blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at the interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete. The DMC has periodically reviewed unblinded safety data since initiation of the REDUCE-IT study in 2011 and, after each such meeting to date, has recommended that the study be continued as planned. The pre-specified interim review at 60% of the target aggregate number of cardiovascular events will involve a look by the DMC in closed session at all efficacy and safety data available from the REDUCE-IT study at that time. Interim looks by independent DMCs are common in large, long-term outcomes studies. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look.

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

We currently expect that final positive results of the REDUCE-IT study will be required for FDA label expansion of Vascepa. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR and MARINE trials such as potential indicated uses for prevention of cardiovascular events, although there can be no assurance as to whether the results of the study will support any such indication.

New Lipid Compounds and other Preclinical Programs

We are also considering development of other next generation compounds based on our internal lipid science expertise, including potential combination and derivative therapies.

In August 2013, we completed dosing of AMR102, a fixed dose combination of Vascepa and a leading statin product. The study is a randomized, open-label, single-dose, 4-way cross-over study to continue testing of the relative bioavailability of AMR102 capsules, Vascepa capsules with the selected statin taken concomitantly, Vascepa taken alone and the selected statin taken alone. The results of this study support the feasibility of AMR102. We have suspended additional development of AMR102 pending FDA approval of label expansion of Vascepa, anticipated to occur no sooner than after FDA review of the results from the REDUCE-IT study.

We believe that Vascepa and other lipid-based compositions may have an impact on a number of biological factors in the body such as anti-inflammatory mechanisms, cell membrane composition and plasticity, triglyceride levels and regulation of glucose metabolism. Currently all other development activities are at formulation or pre-clinical stages.

Manufacturing and Supply for Vascepa

We currently use third-party manufacturers and suppliers to manufacture clinical and commercial quantities of ethyl-EPA, which constitutes the only active pharmaceutical ingredient, or API, within Vascepa, to encapsulate, bottle and package Vascepa and to maintain inventory of Vascepa. The FDA approval of Vascepa in

July 2012 included the approval of one API manufacturer, Nisshin Pharma, Inc., or Nisshin, and one API encapsulator, Patheon, Inc., or Patheon (formerly Banner Pharmacaps Europe BV). Nisshin and Patheon are the API manufacturer and API encapsulator, respectively, with which we have had the longest working relationships. Their facilities were approved by the FDA following successful preapproval inspections and they remain active producers of Vascepa.

We currently rely on Patheon and Capsugel for the encapsulation of Vascepa and we have an encapsulation agreement with one other qualified commercial API encapsulator.

In addition to purchasing API from Nisshin, we have also purchased API from Chemport, Inc., or Chemport. In December 2012, we announced our submissions of two sNDAs to the FDA seeking approval for Chemport and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement period and the agreement subsequently terminated in the first quarter of 2014. BASF remains an approved API supplier. In December 2012, we announced an agreement with an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc., or Slanmhor. We submitted a sNDA in August 2013 seeking FDA approval for this supplier to manufacture Vascepa API and in July 2014 the FDA approved our sNDA for Slanmhor as an API supplier. In July 2014, we terminated the supply agreement with Slanmhor and subsequently, in July 2015, entered into a new supply agreement with Finorga SAS (DBA Novasep), a French company. API manufactured by Finorga (Novasep) was previously approved by the FDA in July 2014.

The API material that constitutes ethyl-EPA is a naturally occurring substance which is sourced from qualified producers of fish oil. A limited number of other manufacturers have the ability, scale, know-how and suitable facilities to produce ethyl-EPA to a similar level of purity. Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures conform to pharmaceutical current Good Manufacturing Practice, or cGMP, which must be followed at all times. The FDA typically inspects manufacturing facilities before regulatory approval of a product candidate, such as Vascepa, and on a periodic basis after the initial approval. In complying with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other regulatory requirements.

Some of our agreements with our API suppliers are exclusive and may include minimum purchase commitments. During 2014 and 2015, we fully met the aggregate minimum purchase requirements for metric tons of API contained in our supply agreements. We may purchase more than the minimum requirements. Certain of these agreements contemplate phased capacity expansion aimed at creating sufficient capacity to meet anticipated demand for API material for Vascepa. These contracts contain provisions for making lesser payments to these suppliers in lieu of purchasing the full minimum purchase requirements.

Our Commercialization Plans

In January 2013, we commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication with a direct sales force of approximately 275 sales representatives. In October 2013, we lowered our number of sales representatives to approximately 130, excluding sales management, in the United States to focus on the sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals, including sales representatives and their managers. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. We currently target clinicians who are top prescribers of lipid regulating therapies. Commencing in May 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa in the United States. We also employ various marketing personnel to support our commercialization of Vascepa.

We are also expanding our commercialization activities to markets outside of the United States through partnering arrangements. In February 2015, we entered into a commercialization agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under this agreement, Eddingpharm is solely responsible for development and commercialization activities in the China Territory and associated expenses. Significant commercialization of Vascepa in the China Territory is several years away.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, multiple generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. Each of these competitors, other than potentially Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, received FDA approval of their respective versions of generic Lovaza. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, we believe Pronova/BASF granted Apotex a license to enter the U.S. market with a generic version of Lovaza in the first quarter of 2015, the details of which are not known to us. In the first quarter of 2015, Prasco Labs announced it also has a generic version of Lovaza. Also in 2015, two additional manufacturers, AvKare Inc., and Amneal Pharmaceuticals, commenced the sale of generic versions of Lovaza.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, a subsidiary of Neptune Technologies & Bioresources Inc., announced in late 2012 that it intends to conduct a Phase 3 clinical program to assess the safety and efficacy of its omega-3 prescription drug candidate derived from krill oil for the treatment of hypertriglyceridemia. Acasti has not finalized its definitive Phase 3 program and overall costs and timelines are still contingent upon FDA direction. However, based on their preliminary discussions with FDA, along with Acasti’s intent to do a pivotal bioavailability bridging study, Acasti believes that a Phase 3 trial could be initiated in the next 18 months. We believe Catabasis Pharmaceuticals, or Catabasis, Resolvyx Pharmaceuticals, or Resolvyx, and Sancilio & Company are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Catabasis initiated a Phase 2 clinical trial of its product in December 2013 which was completed in May 2015 and subsequently deprioritized and placed on hold in June 2015 and Sancilio is preparing to commence Phase 3 clinical testing in 2016. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an Investigational New Drug Application with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Ionis (formerly Isis) Pharmaceuticals and Akcea Therapeutics, its subsidiary announced favorable Phase 2 results of volanesorsen (formerly called ISIS-APOCIIIRx) a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides. Finally, Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients.

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

Regulatory Matters

Government Regulation and Regulatory Matters

Any product development activities related to Vascepa or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data is generated in two distinct development stages: pre-clinical and clinical. Drugs must be approved by the FDA through the NDA process before they are first marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

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

Prior to the start of human clinical studies for a new drug in the United States, preclinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations, or GLP, and an investigational new drug application, or IND, is filed with the FDA. Similar filings are required in other countries; however, data requirements and other information needed for a complete submission may differ in other countries. The amount of data that must be supplied in the IND depends on the phase of the study. Phase 1 studies typically require less data than larger Phase 3 studies. A clinical plan must be submitted to the FDA prior to commencement of a clinical trial. If the FDA has concerns about the clinical plan or the safety of the proposed studies, it may suspend or terminate the study at any time. Studies must be conducted in accordance with good clinical practice and regular reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards, or IRBs, responsible for overseeing studies at particular sites and protecting human research study subjects. An independent IRB may also suspend or terminate a study once initiated.

NDA and FDA Review Process

Following trial completion, trial data is analyzed to determine safety and efficacy. Data is then filed with the FDA in an NDA along with proposed labeling for the product and information about the manufacturing and testing processes and facilities that will be used to ensure product quality. The NDA must contain proof of safety, purity, potency and efficacy, which entails extensive pre-clinical and clinical testing. FDA approval of an NDA must be obtained before first marketing of a drug in the United States.

The FDA will likely re-analyze the clinical trial data, which could result in iterative discussions between the FDA and us during the review process. The review and evaluation of applications by the FDA is extensive and time consuming and may take longer than originally planned to complete. The FDA may conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with current good manufacturing practice requirements and may also audit data from clinical and pre-clinical trials.

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

Off-label Promotion in the United States

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the FDA to make it illegal for pharmaceutical companies to promote their products for uses that have not been approved by the FDA. Companies that market drugs for so called off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the False Claims Act.

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., S.D.N.Y. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contend principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contends, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit is based on the principle that better informed physicians make better treatment decisions for their patients. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. It is therefore considered by the FDA to be illegal off-label promotion. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit through the Court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. We believe the court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications. We believe this win is in the best interest of patient care because it enables us to more readily supply accurate information to physicians about Vascepa so they can make informed decisions on how to treat patients based on current, scientific data and consistent with numerous national and international cardiovascular treatment guidelines and position statements. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration. The FDA did not appeal the court’s ruling. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. While we are permitted to more broadly promote Vascepa based on this court declaration, the FDA-approved labeling for Vascepa did not change based on the court declaration, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required. Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

Even though we have the benefit of a preliminary federal court declaration and may be ultimately successful with a final settlement or final ruling in this litigation, our promotion would still be subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the declaration. Federal and state governments may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our operations are found to be in violation of any of law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Foreign Regulation of New Drug Compounds

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in all or most foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Similarly, all clinical trials in Australia require review and approval of clinical trial proposals by an ethics committee, which provides a combined ethical and scientific review process.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with good clinical practices, or GCP, which have their origin in the World Medical Association’s Declaration of Helsinki, the applicable regulatory requirements, and guidelines developed by the International Conference on Harmonization, or ICH, for GCP practices in clinical trials.

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

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with pharmaceutical current good manufacturing practices, or cGMPs, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

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

FDA Marketing Exclusivity

The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, provides for market exclusivity provisions that can help protect the exclusivity of new drugs by delaying the acceptance and final approval of certain competitive drug applications. NCE marketing exclusivity precludes final approval during the five-year exclusivity period of certain 505(b)(2) applications and abbreviated new drug applications, or ANDAs, submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, Amarin, as a pioneer drug company, may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and could also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. Another drug sponsor could also gain a form of marketing exclusivity under the provisions of the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product. Additional three-year periods of exclusivity can be obtained for studies resulting in approval for new uses of existing drugs that protect the pioneer drug company from approval of ANDA applications made with reference to the new use during the three years from approval.

The FDA typically makes a determination on marketing exclusivity in connection with an approval of an application for a new indication of a drug. We applied to the FDA for five-year, NCE marketing exclusivity for Vascepa in connection with the NDA for our MARINE indication, which NDA was approved by the FDA on July 26, 2012 as the first FDA approval of Vascepa.

On February 21, 2014, in connection with the July 26, 2012 approval of the MARINE indication, the FDA denied a grant of NCE marketing exclusivity to Vascepa and granted three-year marketing exclusivity.

On February 27, 2014, we sued the FDA in the U.S. District Court for the District of Columbia to challenge the agency’s denial of five-year NCE exclusivity for Vascepa, based on our reading of the relevant statute, our view of FDA’s inconsistency with its past actions in this area and the retroactive effect of what we believe is a new policy at FDA as it relates to our situation.

On May 28, 2015, the Court granted our motion for summary judgment. This lawsuit sought an order requiring FDA to recognize five-year, NCE marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. FDA did not appeal the Court’s decision prior to the July 28, 2015 deadline for appeal. A new exclusivity determination by FDA has not been made.

On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, sought to intervene and appeal the Court’s decision. We and FDA opposed this intervention effort. The applicable courts denied Watson the relief sought and appeal periods have expired.

Based on the May 28, 2015 District of Columbia court order granting our motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of ANDAs to Vascepa agreed to a full stay of proceeding in that patent litigation.

Following the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa, FDA notified the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted. Therefore, the statutory basis for the patent litigation (accepted ANDAs) no longer existed. Thus, on July 24, 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants in the U.S. District Court for the District of New Jersey.

On January 22, 2016, the U.S. District Court for the District of New Jersey granted Amarin’s motion to dismiss all patent infringement litigation related to the acceptance by the FDA of ANDAs to Vascepa, which were originally filed in the first half of 2014. With this dismissal, there is no pending patent litigation related to Vascepa. A notice of appeal of the court’s dismissal was filed by one ANDA filer in this case and we intend to continue to litigate vigorously in support of the court’s dismissal. We cannot predict the outcome of this litigation.

We plan to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa. Assuming an NCE exclusivity determination from the FDA or no exclusivity determination, we expect notification of new ANDA submissions no sooner than in late July 2016, after the expiration of four years from the 2012 approval of Vascepa.

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

Amarin has prosecuted, and is currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa cardiovascular program. As of the date of this report, we had 46 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 46 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	36 U.S. patents covering the use of Vascepa in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030,

•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,

•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030, and

•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030.

A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that applications with issued notices of allowance will be issued as patents or that any of our pending patent applications will issue as patents. No assurance can be given that, if and when issued, our patents will prevent competitors from competing with Vascepa. We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States. We may be dependent in some cases upon third-party licensors to pursue filing, prosecution and maintenance of patent rights or applications owned or controlled by those parties. It is possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to us. In cases where third parties are first to invent a particular product or technology, or first to file after various provisions of the America Invents Act of 2011 went into effect on March 16, 2013, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from utilizing such technology or commercializing our current and future products.

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

Employees

At February 20, 2016, we had 210 full-time employees employed in sales, marketing, general and administrative and research and development functions. We believe our relations with our employees are good.

Organizational Structure

At February 20, 2016, we had the following subsidiaries:

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

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Limited, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032, a portion of which were exchanged in May 2014 (the 2014 Notes) and a portion of which were extinguished in 2015 and replaced with new 3.5% exchangeable senior notes due 2032 (the 2015 Notes). The 2012 and 2014 Notes are the senior unsecured obligations of Corsicanto and are guaranteed by Amarin Corporation plc. The 2015 Notes are the senior unsecured obligations of Amarin Corporation plc and are not guaranteed by any entity. Corsicanto was formed in November 2011 and was subsequently acquired by Amarin in January 2012 for the sole purpose of facilitating this financing transaction.

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

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our ability to successfully commercialize Vascepa, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below.

Risks Related to the Commercialization and Development of Vascepa

We are substantially dependent upon sales of Vascepa in the United States.

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

The uncertain effect of Vascepa on its ultimate targeted clinical benefit makes it more difficult to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

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

In August 2015, based on a federal court order, we also began marketing Vascepa in the United States to healthcare professionals for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels, based on results from the ANCHOR study of Vascepa. It is estimated that approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol and are on statin therapy. FDA did not approve Vascepa for use in this population due to the uncertain effect of pharmaceutically induced triglyceride reduction in this patient population on cardiovascular risk reduction, the ultimate targeted clinical benefit. Our promotional efforts disclose this fact and what we view as truthful and non-misleading information on the current state of research on both triglyceride reduction and the active pharmaceutical ingredient in Vascepa, EPA, as each relate to the potential of Vascepa to reduce cardiovascular risk.

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

•

sufficient third-party coverage or reimbursement for on-label use, and for permitted off-label use the third-party coverage or reimbursement for which was not addressed in the scope of the August 2015 court declaration; and

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

In May 2014 we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014. Under the agreement, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives devote a substantial portion of their time to promoting

Vascepa with Amarin’s approximately 130 sales representatives based on a plan designed to increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking for a company to manage, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

We are also expanding our commercialization activities to markets outside of the United States through partnering arrangements. On February 26, 2015, we entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm may be required to conduct clinical trials in the China Territory to secure regulatory approval. Significant commercialization of Vascepa in the China Territory is several years away. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

We have limited experience working with ex-U.S. partners such as Eddingpharm to develop and market our products in foreign countries. In order for Eddingpharm, or us, to market and sell Vascepa in any country outside of the United States for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements and timing for regulatory approval, which may include conducting clinical trials, vary widely from country to country and may in some cases be different than or more rigorous than requirements in the United States. Any failure by us or Eddingpharm to obtain approval for Vascepa in any countries outside of the United States in a timely manner may limit the commercial success of Vascepa and our ability to grow our revenues.

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

We expect final positive results from the REDUCE-IT outcomes study will be required for FDA-approved label expansion for Vascepa.

Since January 2013 we have marketed Vascepa for use in the FDA-approved MARINE indication in the United States.

In April 2015, we received a CRL from the FDA on our Supplemental New Drug Application (“sNDA”) that sought approval for the use of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication. In regulatory dialogue, the FDA acknowledged that the results of the ANCHOR trial as we presented them to FDA were valid and truthful in that, for example, Vascepa reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The clinical rationale for reducing serum triglycerides with Vascepa and modifying other lipid/lipoprotein parameters shown in ANCHOR among statin-treated patients with triglycerides 200-499 mg/dL is to reduce cardiovascular risk. In not approving our ANCHOR sNDA, the FDA concluded that, for regulatory approval purposes, there are insufficient data at this time to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population.

In August 2015, based on a federal court order, we began marketing Vascepa in the United States to healthcare professionals for the treatment of patients in the ANCHOR population through use of a set of qualified statements that reflect the current state of research related to this use. An FDA-approved indication for this patient population was not granted. Our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for FDA approval of a new indication or other label expansion for Vascepa. Any delay in obtaining, or an inability to obtain, further expansion of our marketing approval rights with an FDA approval could prevent us from growing revenue at greater than our current pace and could therefore have a material adverse effect on our operations and financial condition, including our ability to reach profitability. Even if we obtain additional regulatory approvals for Vascepa, the timing or scope of any approvals may prohibit or reduce our ability to commercialize the product successfully. For example, if the approval process for any expanded indication takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. If the FDA does not approve any expanded indication at all, it could have a material impact on our future results of operations and financial condition. Additionally, the terms of any approvals beyond the approval received from the FDA in July 2012 for the MARINE indication may prove to not have the scope or breadth needed for us to successfully commercialize Vascepa or become profitable.

Our off-label promotion of Vascepa could subject us to additional regulatory scrutiny and present unforeseen risks.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the FDA to make it illegal for pharmaceutical companies to promote their products for uses that have not been approved by the FDA. Companies that market drugs for so called off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the False Claims Act.

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. It is therefore considered by the FDA to be illegal off-label promotion. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., S.D.N.Y. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contend principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment as applied in the case of our proposed promotion of

Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contends, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit is based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit through the Court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. We believe the court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications. We believe this win is in the best interest of patient care because it enables us to more readily supply accurate information to physicians about Vascepa so they can make informed decisions on how to treat patients based on current, scientific data and consistent with numerous national and international cardiovascular treatment guidelines and position statements. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration. The FDA did not appeal the court’s ruling. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. We cannot predict the outcome of settlement negotiations or this litigation. The legal process can be unpredictable, costly and time-consuming and even if we are successful the remedies available to us may be less beneficial to us than we currently believe.

While we are permitted to more broadly promote Vascepa based on this court declaration, the FDA-approved labeling for Vascepa did not change based on the court declaration, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required. Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

Even though we have the benefit of a preliminary federal court declaration and may be ultimately successful with a final settlement or final ruling in this litigation, our promotion would still be subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the declaration. Federal and state governments may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, multiple generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and mixed dyslipidemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. Each of these competitors, other than potentially Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

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

The regulatory exclusivity status of Vascepa remains uncertain creating uncertainty around to what degree we will continue to enjoy the benefits we have to date in the absence of a definitive five-year regulatory exclusivity determination for Vascepa.

The timelines and conditions under the abbreviated new drug application (“ANDA”) process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, new chemical entity (NCE) marketing exclusivity. The FDA typically makes a determination on marketing exclusivity in connection with an NDA approval of a drug for a new indication. We applied to the FDA for five-year, NCE marketing exclusivity for Vascepa in connection with the NDA for our MARINE indication, which NDA was approved by the FDA on July 26, 2012. On February 21, 2014, in connection with the July 26, 2012 approval of the MARINE indication, the FDA denied a grant of NCE marketing exclusivity to Vascepa and granted three-year marketing exclusivity. Under applicable regulations, such three-year exclusivity would have extended through July 25, 2015 and would have been supplemented by a 30-month stay triggered by patent litigation that would have extended into September 2016, unless such patent litigation was resolved against us sooner.

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

The three-year period of exclusivity granted to Vascepa under the Hatch-Waxman Amendments is for a drug product that contains an active moiety that has been previously approved when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we expect to receive three-year exclusivity in connection with any future regulatory approvals of Vascepa, such as an approval sought based on positive REDUCE-IT outcomes study results.

Such three-year exclusivity protection precludes the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval. The FDA may accept and commence review of such applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of patents at any time, subject to any prior four-year period pending from a grant of five-year exclusivity. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

As noted above, the FDA typically makes a determination on marketing exclusivity in connection with an approval of an application for a new indication of a drug. We applied to the FDA for five-year, NCE marketing exclusivity for Vascepa in connection with the NDA for our MARINE indication, which NDA was approved by the FDA on July 26, 2012 as the first FDA approval of Vascepa. On February 21, 2014, in connection with the

July 26, 2012 approval of the MARINE indication, the FDA denied a grant of NCE marketing exclusivity to Vascepa and granted three-year marketing exclusivity.

On February 27, 2014, we sued the FDA in the U.S. District Court for the District of Columbia to challenge the agency’s denial of five-year NCE exclusivity for Vascepa, based on our reading of the relevant statute, our view of FDA’s inconsistency with its past actions in this area and the retroactive effect of what we believe is a new policy at FDA as it relates to our situation.

On May 28, 2015, the Court granted our motion for summary judgment. This lawsuit sought an order requiring FDA to recognize five-year, NCE marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. FDA did not appeal the Court’s decision prior to the July 28, 2015 deadline for appeal. A new exclusivity determination by FDA has not been made.

On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, sought to intervene and appeal the Court’s decision. We and FDA opposed this intervention effort. The applicable courts denied Watson the relief sought and appeal periods have expired.

A new exclusivity determination by FDA has been pending since the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa. We believe Vascepa is entitled to NCE exclusivity, but cannot predict the outcome of FDA’s determination. It is possible that FDA’s determination would be challenged by interested parties.

Recent regulatory determinations and court decisions have provided us with certain benefits of five-year regulatory exclusivity in the United States, such as delayed generic-related patent litigation and cessation of ANDA review at FDA. However, the uncertain status of our regulatory exclusivity at the FDA has, and is expected to continue to have, a negative impact on our company as we have not been able to obtain certainty on an exclusivity grant and thereby certainty around the benefits associated with a definitive five-year exclusivity status. Additional delays at FDA in making an exclusivity decision, a denial of NCE exclusivity for Vascepa, additional associated litigation and uncertainty surrounding our regulatory exclusivity status generally could continue to have a negative effect on our company.

FDA marketing exclusivity is separate from, and in addition to, patent protection, trade secrets and manufacturing barriers to entry which also help protect Vascepa against generic competition.

Generic company competitors are expected to again seek approval of generic versions of Vascepa.

The Food Drug and Cosmetic Act, or FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, permit the FDA to approve ANDAs for generic versions of brand name drugs like Vascepa. We refer to the process of generic drug applications as the “ANDA process.” The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration, and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant needs to submit data demonstrating that its product is bioequivalent to the brand name product, usually based on pharmacokinetic studies.

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

In the first half of 2014, we received six paragraph IV notices notifying us of accepted ANDAs to Vascepa under the Hatch-Waxman Amendments. These ANDAs were submitted and accepted by FDA under the regulatory scheme adopted under the Hatch-Waxman Amendments based on the FDA’s determination that we were entitled to three, and not five-year exclusivity. As a result from the first half of 2014 until June 2015, we were engaged in costly litigation with the ANDA applicants to protect our patent rights.

Based on the May 28, 2015, District of Columbia court order granting our motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of ANDAs to Vascepa based on a three-year regulatory exclusivity determination, agreed to a full stay of proceeding in that patent litigation.

Following the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa, FDA notified the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, and notified ANDA filers that FDA had ceased review of the pending ANDAs. In rescinding acceptance of the ANDAs, the statutory basis for the patent litigation (accepted ANDAs) no longer existed. Thus, on July 24, 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants in the U.S. District Court for the District of New Jersey.

On January 22, 2016, the U.S. District Court for the District of New Jersey granted Amarin’s motion to dismiss all patent infringement litigation related to the 2014 acceptance by the FDA of ANDAs to Vascepa. With this dismissal, there is no pending patent litigation related to Vascepa. A notice of appeal of the court’s dismissal was filed by one ANDA filer in this case and we intend to continue to litigate vigorously in support of the court’s dismissal. We cannot predict the outcome of this litigation. A new exclusivity determination by FDA has been pending since the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa. We believe Vascepa is entitled to NCE exclusivity, but cannot predict the outcome of FDA’s determination. We also cannot predict the outcome of this ANDA litigation. The legal process can also be costly and time-consuming.

We plan to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa. Assuming an NCE exclusivity determination from the FDA or no exclusivity determination, we expect notification of new ANDA submissions no sooner than in late July 2016, after the expiration of four years from the 2012 approval of Vascepa.

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

Vascepa is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa is subject to non-prescription competition and consumer substitution.

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

The commercial value to us of current and sought marketing rights may be smaller than we anticipate.

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

Our special protocol assessment, or SPA, agreement for ANCHOR was rescinded and our SPA agreement for REDUCE-IT is not a guarantee of FDA approval of Vascepa for the proposed REDUCE-IT indication.

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

In October 2013, the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. In April 2015, we received a CRL from the FDA stating that the FDA determined not to approve label expansion reflecting the ANCHOR clinical trial efficacy data at this time.

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

With respect to sales and marketing activities including direct-to-healthcare provider and direct-to-consumer advertising and promotional activities involving the internet, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. Our First Amendment ruling may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and, given we received communication from the FDA that it considers this matter to be closed, we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as Kowa Pharmaceuticals America, Inc. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for Vascepa obtained within the China Territory under the DCS agreement with Eddingpharm. Given our inexperience with marketing and commercializing products in the China Territory, we will need to rely on Eddingpharm to assist us in dealing with any such issues.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication and we believe our recent First Amendment court ruling affords us a degree of protection for other promotional efforts, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label or our court ruling. If we are found to have promoted Vascepa outside the terms of the court ruling or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the False Claims Act or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc., or our ex-U.S. commercialization partner, Eddingpharm. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Even though we have the benefit of a preliminary ruling and may be ultimately successful with a final settlement or final ruling in our current litigation related to promotion beyond FDA-approved labeling, our promotion would still be subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the permitted scope. Likewise, federal or state government may seek to find other means to prevent our promotion of truthful and non-misleading information.

The REDUCE-IT cardiovascular outcomes trial may fail to show that Vascepa can reduce major cardiovascular events in an at-risk patient population on statin therapy, and the long-term clinical results of Vascepa may not be consistent with the clinical results we observed in our Phase 3 clinical trial, in which case our sales of Vascepa may then suffer.

In accordance with the SPA agreements for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population on statin therapy.

Outcomes studies of certain other lipid-modifying therapies have failed to achieve the endpoints of such studies. For example, in 2010, the results of the ACCORD-Lipid trial were published. This trial studied the effect of adding fenofibrate onto open-label simvastatin therapy on cardiovascular outcomes. The addition of fenofibrate did not show any treatment benefit on cardiovascular outcomes over simvastatin monotherapy in this study. In 2011, the results of the AIM-HIGH trial were published. This trial studied the effect of adding a second lipid-altering agent, extended-release niacin, to simvastatin therapy on cardiovascular outcomes in people at high risk for cardiovascular events. No significant incremental treatment benefit with extended-release niacin was observed. In addition, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. We believe the results of these studies may not be directly applicable to the use of Vascepa over time. For instance, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile, and nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcomes study of

1 gram per day of an omega-3 acid ethyl ester composition. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in adult patients with severe hypertriglyceridemia at a dose of 4 grams per day and is being studied in REDUCE-IT at 4 grams per day.

The only other outcomes study involving the use of a highly-pure formulation of ethyl-EPA, called the Japan EPA Lipid Intervention Study (JELIS), suggested that use of a highly-pure formulation of ethyl-EPA in Japan, when used in conjunction with statins, reduced cardiovascular events by 19% compared to the use of statins alone. However, there are several limitations to the JELIS study. First, the patient population was exclusively Japanese, the majority of the participants were women, and at baseline patients had a much higher LDL, limiting its generalizability to the intended target population. Also, a low dose of statins was used. It is unknown whether the positive treatment effects would have persisted if these patients had been optimally treated with statins using contemporary LDL targets in the United States. In addition, JELIS was an open-label trial, which could influence patient and physician behavior and reporting of symptoms, decisions regarding hospitalization, and referral of events for adjudication. This may be particularly relevant since hospitalization for unstable angina was a primary contributor of the overall positive result, and is considered a softer endpoint than fatal cardiovascular events.

Further, FDA determined that JELIS results could not be used as support for or against the use of triglyceride levels as a surrogate for cardiovascular risk reduction. Patients treated with EPA and statin in JELIS achieved triglyceride levels that were only 5% lower, on average, than those achieved among patients treated with statin alone; however, the reduction in cardiovascular risk in the primary endpoint analysis was 19%. Likewise, within the primary and secondary prevention sub-analyses, triglyceride levels were lowered only 5% on average in the EPA plus statin group compared with the statin alone group; however, the relative risk reduction was 53% in the primary prevention population with elevated triglyceride (> 150 mg/dL) and low HDL-C (< 40 mg/dL) levels and 23% in the secondary prevention population with established coronary artery disease. These large differences in magnitude between triglyceride reduction and risk reduction in JELIS suggest that the effects of EPA on triglyceride levels alone may not be responsible for, or predict, the observed differences in cardiovascular events between treatment groups in JELIS. JELIS was not designed to evaluate primary and secondary prevention populations. It is possible that the putative cardioprotective effects of EPA observed in JELIS are due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together, such as purported beneficial effects on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study is needed to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels.

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

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study in 2017. We do not expect the study to be stopped due to overwhelming efficacy at this interim look. We have instructed the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that statistical significance is also achieved for certain subpopulations before recommending that the study be stopped early for overwhelming efficacy. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis for lack of signals of a favorable result at completion, so called stoppage for futility.

Moreover, it is the DMC that will make the formal recommendation as to whether to stop the study early or continue as planned. Amarin is blinded to the interim analysis and is informed by the DMC of the recommendation to stop the study or to continue as planned. The DMC may consider factors outside the pre-specified statistical analysis plan when assessing whether to continue the study as planned. For example, even if study results are sufficiently positive at the interim analysis to demonstrate overwhelming efficacy, the DMC at its discretion may recommend continuation of the study as planned with the goal of arriving at more robust results at the planned study completion if it believes that waiting for more robust results outweighs the potential medical benefit of stopping and unblinding the study early.

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

Legislative or regulatory reform of the healthcare system in the United States and foreign jurisdictions may affect our ability to profitably sell Vascepa.

Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost-containment measures, PPACA establishes:

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

We expect further federal and state proposals and healthcare reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.

The continuing efforts of government and other third-party payors to further contain or reduce the costs of healthcare through various means may limit our commercial opportunity. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by PPACA and by other healthcare reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

Risks Related to our Reliance on Third Parties

Our supply of product for commercial supply and clinical trials is dependent upon relationships with third-party manufacturers and key suppliers.

We have no in-house manufacturing capacity and rely on contract manufacturers for our clinical and commercial product supply. We cannot assure you that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with our third-party manufacturers. Moreover, if any manufacturer should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all.

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

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only active pharmaceutical ingredient, or API, of Vascepa, from a single supplier, Nisshin Pharma, Inc., or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We terminated our agreement with BASF due to its inability to meet the agreement requirements, may enter into a new development and supply agreement with BASF, and may purchase API from BASF. In 2014, we obtained sNDA approval of a fourth supplier of API, which includes the manufacturing facility of Finorga SAS (Novasep). We currently purchase and use commercial supply from Novasep, Chemport, and Nisshin. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third-party sources of supply.

While we have contractual freedom to source the API for Vascepa and have entered into supply agreements with multiple suppliers who also rely on other third-party suppliers of the key raw material to manufacture the API for Vascepa, Novasep, Nisshin and Chemport currently supply all of our API for Vascepa. Our strategy in adding API suppliers beyond Nisshin has been to expand manufacturing capacity and to partially mitigate the risk of reliance on any single supplier.

Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. For example, Chemport, which was approved as one of our API suppliers in April 2013, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA, our API supply will be limited to the API we purchase from previously approved suppliers. If our third-party manufacturing capacity is not expanded and compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

We currently have encapsulation agreements with three commercial API encapsulators for the encapsulation of Vascepa: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS. These companies have qualified their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

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

The manufacture and packaging of pharmaceutical products such as Vascepa are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

The manufacture and packaging of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s pharmaceutical current good manufacturing practices, or cGMPs, and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, Nisshin may expand its capacity to supply API to us by further expanding their current facility. If we are not able to manufacture Vascepa to required specifications through our current and potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product.

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

In February 2015, we entered into the DCS Agreement with Eddingpharm, under which we granted exclusive rights to Eddingpharm to develop and commercialize Vascepa in the China Territory. We are dependent on Eddingpharm for certain regulatory filings outside of the United States with respect to Vascepa, which may require conducting clinical trials in the China Territory to secure regulatory approval, as well as the commercialization of Vascepa outside of the United States. If Eddingpharm fails to perform its obligations under the DCS Agreement or is ineffective in its commercialization of Vascepa in the China Territory or if we fail to effectively manage our relationship with Eddingpharm, our ability to and the extent to which we commercialize and obtain certain regulatory approvals of Vascepa outside of the United States would be significantly harmed.

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

Amarin has prosecuted, and is currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa cardiovascular program. As of the date of this report, we had 46 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 46 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	36 U.S. patents covering the use of Vascepa in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030,

•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,

•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030, and

•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030.

A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that applications with issued notices of allowance will be issued as patents or that any of our pending patent applications will issue as patents. No assurance can be given that, if and when issued, our patents will prevent competitors from competing with Vascepa. We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States. We may be dependent in some cases upon third-party licensors to pursue filing, prosecution and maintenance of patent rights or applications owned or controlled by those parties. It is possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to us. In cases where third parties are first to invent a particular product or technology, or first to file after various provisions of the America Invents Act of 2011 went into effect on March 16, 2013, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from utilizing such technology or commercializing our current and future products.

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

In addition to our patent portfolio and strategy, we will also rely upon trade secrets and know-how to help protect our competitive position. We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require certain of our academic collaborators, contractors and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

Risks Related to our Business

If the estimates we make, or the assumptions on which we rely, in preparing our projected guidance prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

In January 2016, we issued financial and business guidance, including preliminary (unaudited) 2015 revenue and year-end cash results as well as expected fiscal year 2016 total net revenue, which is based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our projected 2016 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

We and certain of our current and former executive officers have been named as defendants in a class action lawsuit that could result in substantial costs and divert management’s attention.

The market price of our American Depositary Shares, or ADSs, declined significantly after the October 2013 decision by the FDA Advisory Committee to recommend against approval of Vascepa in the ANCHOR indication. We and certain of our current and former executive officers and directors have been named as defendants in a class action lawsuit that generally alleges that we and certain of our current and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements or material omissions concerning the ANCHOR sNDA and related FDA regulatory approval process in an effort to lead investors to believe that Vascepa would receive approval from the FDA in the ANCHOR indication. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.

We engaged in a vigorous defense of this lawsuit. On June 29, 2015, the Court granted our motion to dismiss the class action without prejudice. The Court held that the plaintiffs failed to state a claim upon which relief could be granted and plaintiffs were given 30 days to refile an amended complaint.

On July 29, 2015, the plaintiffs filed an amended complaint. We again moved to dismiss, await a ruling on that motion and plan to continue with our vigorous defense. However, we are unable to predict the outcome of this matter at this time. Moreover, while we expect insurance to cover any financial exposure from this litigation, the conclusion of this matter in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

Under current UK legislation, a company incorporated in England and Wales, or which is centrally managed and controlled in the UK, is regarded as resident in the UK for taxation purposes. Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Where a company is treated as tax resident under the domestic laws of both the UK and Ireland then the provisions of article 4(3) of the Double Tax Convention between the UK and Ireland provides that such enterprise shall be treated as resident only in the jurisdiction in which its place of effective management is situated. We have sought to conduct our affairs in such a way so as to be resident only in Ireland for tax purposes by virtue of having our place of effective management situated in Ireland. Trading income of an Irish company is generally taxable at the Irish corporation tax rate of 12.5%. Non-trading income of an Irish company (e.g., interest income, rental income or other passive income) is taxable at a rate of 25%.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% of gross product sales for each of the years ended December 31, 2015 and 2014, and represented 95% and 96% of the gross accounts receivable balance as of December 31, 2015 and 2014, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2015, 2014, and 2013, we reported losses of approximately $149.1 million, $56.4 million, and $166.2 million, respectively, and we had an accumulated deficit as of December 31, 2015 of $1.1 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $107.0 million as of December 31, 2015 will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations.

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

•	the continued cost associated with our REDUCE-IT cardiovascular outcomes study;

•	continued costs associated with litigation and other legal proceedings;

•	the time and costs involved in obtaining additional regulatory approvals for Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

In January 2012, we issued $150 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes, $16.2 million of which was subsequently repaid. In May 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In the event of physical settlement, the remaining 2012 Notes and 2014 Notes would be exchangeable into a total of 1,714,270 ADSs and 45,666,925 ADSs, respectively.

In November 2015, we issued $31.3 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2015 Notes. In the event of physical settlement, the 2015 Notes would be exchangeable into a total of 12,025,385 ADSs.

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

As of February 20, 2016 we had 185,011,734 common shares outstanding including 183,074,916 shares held as ADSs and 1,936,818 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

The number of our ordinary shares, or ADSs representing such ordinary shares, outstanding may increase substantially as a result of our March 2015 private placement and the later consolidation and redesignation of the Series A Preference Shares represented by Preference ADSs issued thereunder, and some of the investors may then beneficially own significant blocks of our ordinary shares; the ordinary shares and Series A Preference Shares resulting from the private placement will be generally available for resale in the public market upon registration under the Securities Act.

In March and July 2015, we completed a private placement of American Depositary Shares in two tranches representing 352,150,790 and 38,867,180 Series A Preference Shares, respectively, each ten (10) of which may be consolidated and redesignated into one (1) ordinary share in our capital. During the three months ended June 30, 2015, 62,833,330 preferred shares were converted, resulting in the issuance of 6,283,333 ordinary shares. The consolidation and redesignation of the Series A Preference Shares currently outstanding would result in an additional 32,818,464 ordinary shares outstanding, resulting in substantial dilution to shareholders who held our ordinary shares or ADSs representing such ordinary shares prior to the private placement. Although the Series A Preference Shares do not have voting rights, in general, upon consolidation and redesignation into ordinary shares some of the investors in the private placement could then have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Pursuant to the securities subscription agreements that we entered into with the investors in the private placement, we agreed to file with the SEC a registration statement to register the resale of the Series A Preference Shares represented by American Depositary Shares issued in the private placement and the ordinary shares issuable upon the consolidation and consolidation and redesignation of such Series A Preference Shares. Upon such registration and subsequent consolidation and redesignation, these securities will become generally available for immediate resale in the public market. The market price of our ordinary shares could fall as a result of an increase in the number of shares available for sale in the public market.

Failure to comply with our obligations under the March 2015 securities subscription agreements could result in our becoming liable for damages to certain investors under these agreements, including specified liquidated damages, which could be material in amount.

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

In addition, under the securities subscription agreement dated as of March 5, 2015, we are required to offer to certain investors party to that agreement an opportunity to participate in future equity and debt financings we may conduct from time to time, and to not publicly disclose the identity of the investors party to that agreement, subject to certain exceptions for disclosures required in securities filings and under applicable law. If we fail to comply with these obligations we could become liable to these investors for damages, including specified liquidated damages. For example, following certain public statements made by us on a quarterly conference call concerning the 2015 private placement, we agreed to specified liquidated damages in the event we are found to have violated the confidentiality provisions of the subscription agreement in the future.

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

We believe it is prudent to assume that we were classified as a PFIC in 2012. We do not believe that we were classified as a PFIC in 2013, 2014 or 2015. Our status as a PFIC is subject to change in 2016 and future years.

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

Our existing indebtedness consists of $165.1 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, $15.1 million of which relates to the January 2012 notes with provisions for the notes to be put to us on or after January 19, 2017 and $118.7 million of May 2014 notes and $31.3 million of November 2015 notes, both with provisions for the notes to be redeemed by us on or after January 19, 2018 or put to us by the holders on or after January 19, 2019.

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

The following table lists the location, use and ownership interest of our principal properties as of February 20, 2016:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	270
Bedminster, New Jersey, USA	Offices	Leased	21,231

Effective November 1, 2011, we leased 320 square feet of office space in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The lease terminates on October 31, 2016 and may be renewed annually.

Effective July 1, 2011, we leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on March 31, 2018, and may also be terminated with six months prior notice. On December 6, 2011 we leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, we leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, we entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, we signed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. Additionally, in June 2015, we executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015.

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

On May 28, 2015, the U.S. District Court for the District of Columbia granted our motion for summary judgment in our lawsuit against the FDA, captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.). This lawsuit sought an order requiring FDA to recognize five-year, New Chemical Entity (“NCE”) marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. FDA did not appeal the Court’s decision prior to the July 28, 2015 deadline for appeal. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, sought to intervene and appeal the Court’s decision. We and FDA opposed this intervention effort. The applicable courts denied Watson the relief sought and appeal periods have expired. A new exclusivity determination by FDA has been pending since the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa. We believe Vascepa is entitled to NCE exclusivity, but cannot predict the outcome of FDA’s determination.

In March, April, and May 2014, we received paragraph IV certification notices from six companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. We commenced patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin sought, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents expires in 2030. A summary of the lawsuits is below:

•

In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation, or collectively, Apotex, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). On August 27, 2014, Amarin voluntarily dismissed the Northern District of Illinois case against Apotex in favor of the New Jersey case, which concerns identical allegations of patent infringement against Apotex.

•

In April 2014, Amarin filed lawsuits against Roxane Laboratories, Inc., or Roxane, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). On May 7, 2014, Amarin voluntarily dismissed the Northern District of Ohio case against Roxane in favor of the New Jersey case, which concerns identical allegations of patent infringement against Roxane.

•

In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., or collectively, Dr. Reddy’s, in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.).

•

In May 2014, Amarin also filed a lawsuit against Watson Laboratories, Inc. and Actavis, Inc., or Watson, in the U.S. District Court for the District of New Jersey. One of our directors, Patrick J. O’Sullivan, is also a director of Actavis, Inc.. The case against Watson is captioned Amarin Pharma, Inc. et al. v. Watson Laboratories, Inc. et al., Civ. A. No. 14-3259 (D.N.J). On July 17, 2014, Amarin agreed to dismiss Actavis, Inc. from the case, and the Court accordingly dismissed Actavis, Inc. on November 3, 2014.

•

In June 2014, Amarin also filed a case against Teva Pharmaceuticals USA, Inc., or Teva, in the U.S. District Court for the District of New Jersey. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc., Civ. A. No. 14-3558 (D.N.J.).

•

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

Based on the May 28, 2015 U.S. District Court for the District of Columbia order granting our motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related ANDA litigation identified above agreed to a full stay of proceedings. FDA subsequently notified the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted. In rescinding acceptance of the ANDAs, we believed the statutory basis for the ANDA-related patent litigation (accepted ANDAs) no longer existed. Thus, on July 24, 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants in the U.S. District Court for the District of New Jersey. On January 22, 2016, the U.S. District

Court for the District of New Jersey granted Amarin’s motion to dismiss all patent infringement litigation related to the 2014 acceptance by the FDA of ANDAs to Vascepa. With this dismissal, there is no pending patent litigation related to Vascepa. A notice of appeal of the court’s dismissal was filed by one ANDA filer in this case and we intend to continue to litigate vigorously in support of the court’s dismissal. We cannot predict the outcome of this litigation.

A new exclusivity determination by FDA has been pending since the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa. We believe Vascepa is entitled to NCE exclusivity, but cannot predict the outcome of FDA’s determination. The legal process can also be costly and time-consuming. We plan to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa. Assuming an NCE exclusivity determination from the FDA or no exclusivity determination, we expect notification of new ANDA submissions no sooner than in late July 2016, after the expiration of four years from the 2012 approval of Vascepa.

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

	Common Stock Price
	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$3.33	$0.98	$2.75	$1.60
Second Quarter	$2.80	$1.82	$1.98	$1.28
Third Quarter	$2.59	$1.58	$2.09	$1.07
Fourth Quarter	$2.19	$1.79	$1.38	$0.78

Shareholders

As of January 31, 2016, there were approximately 385 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

The following graph compares the cumulative 5-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on January 1, 2011 and its relative performance is tracked through December 31, 2015.

Company/Market/Peer Company	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Amarin Corporation PLC	$91.34	$98.66	$24.02	$11.95	$23.05
NASDAQ Composite Index	$99.17	$116.48	$163.21	$187.27	$200.31
NASDAQ Biotechnology Index	$112.09	$148.78	$247.01	$331.99	$371.06

Performance Graph—1 Year

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

The following graph compares the cumulative 1-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on January 1, 2015 and its relative performance is tracked through December 31, 2015.

Company/Market/Peer Company	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Amarin Corporation PLC	$238.78	$251.02	$196.94	$192.86
NASDAQ Composite Index	$103.79	$105.90	$98.39	$106.96
NASDAQ Biotechnology Index	$113.27	$121.79	$99.96	$111.77

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2015 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2015	2,349	$2.05
November 1 – 30, 2015	—	—
December 1 – 31, 2015	20,082	1.89

Total	22,431	$1.91

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

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

The selected financial data set forth below as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from the audited consolidated financial statements of Amarin. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenue, net	$80,987	$54,202	$26,351	$—	$—
Licensing revenue	769	—	—	—	—

Total revenue, net	81,756	54,202	26,351	—	—
Less: Cost of goods sold	27,875	20,485	11,912	—	—

Gross margin	53,881	33,717	14,439	—	—
Operating expenses:
Selling, general and administrative (1)	101,041	79,346	123,795	57,794	22,559
Research and development	51,062	50,326	72,750	58,956	21,602

Total operating expenses	152,103	129,672	196,545	116,750	44,161

Operating loss	(98,222)	(95,955)	(182,106)	(116,750)	(44,161)
(Loss) gain on change in fair value of derivative liabilities (2)	(1,106)	13,472	47,710	(35,344)	(22,669)
Gain on extinguishment of debt	1,314	38,034	—	—	—
Interest expense	(20,180)	(18,575)	(34,179)	(18,091)	(1)
Interest income	132	96	343	544	231
Other (expense) income, net	(228)	3,727	(1,189)	(427)	(10)

Loss from operations before taxes	(118,290)	(59,201)	(169,421)	(170,068)	(66,610)
Benefit from (provision for) income taxes	3,086	2,837	3,194	(9,116)	(2,516)

Net loss	(115,204)	(56,364)	(166,227)	(179,184)	(69,126)
Preferred stock purchase option	(868)	—	—	—	—
Preferred stock beneficial conversion features	(32,987)	—	—	—	—

Net loss applicable to common shareholders	$(149,059)	$(56,364)	$(166,227)	$(179,184)	$(69,126)

Loss per share:
Basic	$(0.83)	$(0.32)	$(1.03)	$(1.24)	$(0.53)
Diluted	$(0.83)	$(0.36)	$(1.28)	$(1.24)	$(0.53)

Weighted average shares:
Basic	180,654	173,719	161,022	144,017	130,247
Diluted	180,654	173,824	167,070	144,017	130,247

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$106,961	$119,539	$191,514	$260,242	$116,602
Total assets	173,462	171,107	252,476	310,855	126,379
Long-term liabilities	251,930	219,249	248,792	289,650	123,889
Stockholders’ deficit	(129,191)	(88,448)	(33,856)	(3,997)	(5,962)

(1)	Includes non-cash warrant-related compensation expense reflecting the change in the fair value of the warrant derivative liability associated with warrants issued in October 2009 to former officers of Amarin. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.
(2)	Includes non-cash charges resulting from changes in the fair value of derivative liabilities. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of Vascepa and factors that can affect such success; interpretation of court decisions; expectation on determinations and policy positions of the United States Food and Drug Administration, or FDA; the expected timing of enrollment, interim results and final results of our REDUCE-IT study; the safety and efficacy of our product and product candidates; expectation regarding the potential for Vascepa to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to our fiscal year ended December 31. 2015.

Overview

We are a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed our successful study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we also began marketing Vascepa in the United States for the treatment of patients studied in the ANCHOR study based on the federal court declaration described below. Vascepa is available in the United States by prescription only.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014.

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. We are also assessing other partnership opportunities for licensing Vascepa in other territories outside of the United States.

Triglycerides are fats in the blood. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG >150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available and published in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee (DMC) to occur during 2016 and it is our expectation that the trial will run to completion. In addition, we have instructed the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that statistical significance is also achieved for certain subpopulations before recommending that the study be stopped early for overwhelming efficacy. The DMC has been more frequently examining interim reviews of the safety data from the study. Following each of these reviews, the DMC has communicated to us that we should continue the study as planned. We remain blinded to all data from the study. Over 99% of the approximately 8,000 patients targeted for enrollment in the REDUCE-IT study have been enrolled and we have pre-notified all clinical sites in the REDUCE-IT study of our intention to cease patient enrollment soon. Since patient enrollment commenced in 2011, approximately 20,000 patient years of study experience have been accumulated in REDUCE-IT.

In the successful Phase 3 MARINE and ANCHOR clinical trials, Vascepa was studied at a daily dose of 2 grams and 4 grams. We sought approval of Vascepa at the more efficacious 4-gram dose for use in each patient population. These trials demonstrated favorable results in their respective patient populations, particularly with the 4-gram dose of Vascepa, in reducing triglyceride levels without increasing LDL-C levels in the MARINE trial and with a statistically significant decrease in LDL-C levels in the ANCHOR trial, in each case, relative to placebo. These trials also showed favorable results, particularly with the 4-gram dose of Vascepa, in other important lipid and inflammation biomarkers, including apolipoprotein B (apo B), non-high-density lipoprotein cholesterol (non-HDL-C), total-cholesterol (TC), very low-density lipoprotein cholesterol (VLDL-C), lipoprotein-associated phospholipase A2 (Lp-PLA2), and high sensitivity C-reactive protein (hs-CRP). In these trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa-treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo).

In April 2015, we received a Complete Response Letter, or CRL, from the FDA in response to our supplemental new drug application, or sNDA, that sought approval of Vascepa for use in patients with mixed dyslipidemia, based on the successful ANCHOR study. The CRL followed an October 2013 rescission by the FDA of a special protocol assessment, or SPA, agreement and three failed attempts by us to appeal that rescission at FDA. The FDA has acknowledged the success of the ANCHOR study, which met all primary and secondary endpoints. However, FDA determined that there were insufficient data to conclude that drug-induced changes in serum triglycerides could be recognized by the FDA as a valid surrogate for reducing cardiovascular risk in the ANCHOR population for the purpose of regulatory approval of a drug targeted at a triglyceride-lowering indication in this population. The FDA has acknowledged that the standard of proof required by the FDA for approval of a new drug indication is higher than that generally used to inform patient treatment guidelines and that used by physicians in clinical practice. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population and the FDA has encouraged us to complete the REDUCE-IT outcomes study. Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug and has thus been considered by FDA to be illegal off-label promotion. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. The FDA did not appeal the court’s ruling prior to the October 6, 2015 deadline. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration. While we are permitted to more broadly promote Vascepa based on this court declaration, the FDA-approved labeling for Vascepa did not change based on the court declaration, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization—United States

We commenced the commercial launch of Vascepa in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals, including sales representatives and their managers. Commencing in May 2014, in addition to promotion by our sales representatives, approximately 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. increased from the high single digits in 2014, to fifteen percent (15%) in 2015, and is scheduled to increase to the low twenty percent levels in 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which Kowa Pharmaceuticals America, Inc. will be entitled to earn tail royalties equal to declining fractions of the co-promotion fee in effect prior to such expiration for periods ranging from one to three years following such expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2015 was approximately 192,000 compared to 169,000, 148,000, 130,000, and 126,000 in the three months ended September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2015 was approximately 203,000 compared to 176,000, 157,000, 137,000, and 131,000 in the three months ended September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no such guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth may be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

The commercialization of pharmaceutical products is a complex undertaking, and our ability to effectively and profitably commercialize Vascepa will depend in part on our ability to generate market demand for Vascepa through education, marketing and sales activities, our ability to achieve market acceptance of Vascepa, our ability to generate product revenue and our ability to receive adequate levels of reimbursement from third-party payers. See “Risk Factors—Risks Related to the Commercialization and Development of Vascepa.”

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

Commercialization—Outside the United States

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States based on the MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, and development, regulatory and sales-based milestone payments of up to an additional $154.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

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

REDUCE-IT is designed to enroll approximately 8,000 patients and enrollment is over 99% complete. We have pre-notified all clinical trial sites in the REDUCE-IT study of our intention to cease further patient enrollment soon. Since patient enrollment commenced in 2011, approximately 20,000 patient years of study experience have been accumulated in REDUCE-IT.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available in 2018. An interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the independent data monitoring committee, or DMC, to occur during 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study and it is our expectation that the trial will run to completion. In addition, we have instructed the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that statistical significance is also achieved for certain subpopulations before recommending that the study be stopped early for overwhelming efficacy. Amarin remains blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at the interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete. The DMC has periodically reviewed unblinded safety data since initiation of the REDUCE-IT study in 2011 and, after each such meeting to date, has recommended that the study be continued as planned. The pre-specified interim review at 60% of the target aggregate number of cardiovascular events will involve a look by the DMC in closed session at all efficacy and safety data available from the REDUCE-IT study at that time. Interim looks by independent DMCs are common in large, long-term outcomes studies. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look.

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

Commercial Supply

Prior to 2015, all of our active pharmaceutical ingredient, or API, that has been utilized in product sold was manufactured by two suppliers: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. A significant portion of such API was purchased from Nisshin at a price that is higher than expected future average API costs. During 2015, we began purchasing API from a third supplier, Finorga SAS, or Novasep. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. We continue efforts to expand, diversify and enhance our commercial supply chain.

Financial Position

We believe that our cash and cash equivalents balance of $107.0 million as of December 31, 2015 is sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations.

Financial Operations Overview

Product Revenues, net. All of our revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through December 31, 2015, product returns were de minimis.

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

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for personnel in our sales, marketing, executive, business development, finance and information technology functions, as well as co-promotion fees payable to Kowa Pharmaceuticals America, Inc. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts, including patent costs and milestone payments. We expense research and development costs as incurred. In addition, research and development costs include the costs of product supply received from suppliers when such receipt by us is prior to regulatory approval of the supplier.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities is comprised of: (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing and (iii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

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

Revenue Recognition—We sell Vascepa principally to a limited number of Distributors, that in turn resell Vascepa to retail pharmacies that subsequently resell it to patients and healthcare providers. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Distributor, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable.

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to

Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $81.0 million and $54.2 million based on sales to Distributors during the years ended December 31, 2015 and 2014, respectively. Through December 31, 2015, product returns were de minimis.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health Solutions and IMS Health in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated channel inventory would result in a less than 0.5% change in product revenues reported during the three and twelve months ended December 31, 2015.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date, which include our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished as of December 31, 2015), the change in control provision associated with our December 2012 debt financing and the change in control provision associated with our May 2014 and November 2015 exchangeable senior notes.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of its U.S. deferred tax assets as of December 31, 2015, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of December 31, 2015. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by us as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2015:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv)requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We have determined that this standard would not have a material impact on our consolidated financial statements based on the assessment of our ability to continue as a going concern as of December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis. The implementation of this standard will result in the reclassification of certain debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability within the consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require that in-scope inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method but applies to all other inventory, which include inventory that is measured using first-in, first-out (FIFO) or average cost. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, among others. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Effects of Inflation

We believe the impact of inflation on operations has been minimal during the past three years.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2015 and December 31, 2014

Product Revenue, net. We recorded product revenue of $81.0 million and $54.2 million during the years ended December 31, 2015 and 2014, respectively, an increase of $26.8 million, or 49%. This increase in revenue was driven by an increase in estimated normalized total Vascepa prescriptions of approximately 228,000 and 258,000 based on data provided by Symphony Health Solutions and IMS Health, respectively, representing growth of 55% and 62%, respectively, over the year ended December 31, 2014. The difference in the percentage of revenue growth as compared to the percentage of prescription growth is primarily due to a change in revenue recognition methodology in 2014 as described below. The level of inventories held by our customers as of December 31, 2015 was slightly lower as compared to inventories held as of December 31, 2014 based on days on hand. All of our product revenue in the years ended December 31, 2015 and 2014 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. In accordance with GAAP, prior to 2014, product revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions and not based on sales to our Distributors. During the three months ended March 31, 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and, as a result, began to recognize product revenue based on sales to our Distributors. Through December 31, 2015, product returns of Vascepa were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the years ended December 31, 2015 and 2014, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates was up to $75 per prescription filled prior to February 20, 2014 and up to $70 per prescription filled after February 20, 2014. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors. As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the year ended December 31, 2015 was $0.8 million. We did not record licensing revenue prior to 2015. The licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 associated with a Vascepa licensing agreement for the China Territory. The up-front payment is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply, which is currently anticipated to be a period of approximately 16 years. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the years ended December 31, 2015 and 2014 was $27.9 million and $20.5 million, respectively, an increase of $7.4 million, or 36%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold was sourced from three API suppliers for the year ended December 31, 2015 and from two API suppliers for the year ended December 31, 2014. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the years ended December 31, 2015 and 2014 was 66% and 62%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2015 and 2014 was $101.0 million and $79.3 million, respectively, an increase of $21.7 million, or 27%. Selling, general and administrative expenses for the years ended December 31, 2015 and 2014 are summarized in the table below (in thousands):

	Year Ended December 31,
	2015	2014
Selling, general and administrative expense (1)	$82,474	$71,864
Co-promotion fees (2)	7,967	1,664
Non-cash stock based compensation expense (3)	10,609	6,321
Non-cash warrant related compensation income	(9)	(503)

Total selling, general and administrative expense	$101,041	$79,346

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants and co-promotion fees, for the years ended December 31, 2015 and 2014 was $82.5 million and $71.9 million, respectively, an increase of $10.6 million, or 15%. The increase is due primarily to increased sales and marketing spend in support of expanded Vascepa promotion following the federal court declaration on August 7, 2015 allowing communication of truthful and non-misleading ANCHOR clinical trial data to be communicated to healthcare professionals, as well as higher legal costs associated with various legal matters, which costs vary from period to period.
(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. were $8.0 million and $1.7 million in the years ended December 31, 2015 and 2014, respectively, an increase of $6.3 million, or 371%. Kowa Pharmaceuticals America, Inc. commenced its co-promotion efforts in May 2014.
(3)	Stock-based compensation expense for the years ended December 31, 2015 and 2014 was $10.6 million and $6.3 million, respectively, an increase of $4.3 million, or 68%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

We currently anticipate that prior to REDUCE-IT data, our selling, general and administrative costs in 2016 will be substantially consistent with that in 2015, with the exception of non-cash costs and anticipated increases in the co-promotion fees earned by Kowa Pharmaceuticals America, Inc. based on anticipated increases in net product revenues and the terms of our co-promotion agreement with Kowa Pharmaceuticals America, Inc.

Research and Development Expense. Research and development expense for the years ended December 31, 2015 and 2014 was $51.1 million and $50.3 million, respectively, an increase of $0.8 million, or 2%. Research and development expenses for the years ended December 31, 2015 and 2014 are summarized in the table below (in thousands):

	Year Ended December 31,
	2015	2014
REDUCE-IT study (1)	$34,706	$37,672
Regulatory filing fees and expenses (2)	2,162	1,847
Internal staffing, overhead and other (3)	10,914	8,106

Research and development expense, excluding non-cash expense	47,782	47,625
Non-cash stock-based compensation (4)	3,280	2,701

Total research and development expense	$51,062	$50,326

The increase in research and development expenses for the year ended December 31, 2015, as compared to the prior year period, is primarily due to an increase in internal staffing and overhead costs and non-cash stock-based compensation partially offset by quarterly variability in costs related to the REDUCE-IT study.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a CRO through which all costs for this outcomes study are incurred with the exception of costs for CTM and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the years ended December 31, 2015 and 2014, we incurred expenses through our CRO in connection with this trial of approximately $28.5 million and $31.0 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the years ended December 31, 2015 and 2014 for REDUCE-IT were approximately $34.7 million and $37.7 million, respectively. The decrease in expenses in 2015 as compared to 2014 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the years ended December 31, 2015 and 2014 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Research and development costs, excluding non-cash costs, are expected to vary from quarter to quarter in 2016 due to the timing of REDUCE-IT costs.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities for the year ended December 31, 2015 was a loss of $1.1 million versus a gain of $13.5 million in the prior year period. (Loss) gain on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability is related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009, we issued 36.1 million warrants at an exercise price of $1.50 per warrant and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants have been classified as a derivative liability, they are revalued at each reporting period, with changes in fair value recognized in the statement of operations. The fair value of the warrant derivative liability as of December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the year ended December 31, 2015 for these warrants. The fair value of the warrant derivative liability as of December 31, 2013 was $6.9 million and we recognized a $6.3 million gain on change in fair value of derivative liability for the year ended December 31, 2014. The change in fair value of the warrant derivative liability for the year ended December 31, 2015 is due to the expiration of the warrants and the resulting extinguishment of the liability, while the change in fair value for the year ended December 31, 2014 is due primarily to the change in the price of our common stock on the date of valuation. In October 2014, we and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of December 31, 2015.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of December 31, 2015, the fair value of the derivative was determined to be $5.5 million. As such, we recognized a $0.7 million loss on change in fair value of derivative liability for the year ended December 31, 2015. As of December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and as of December 31, 2014, the fair value of the derivative was determined to be $4.8 million. As such, we recognized a $6.3 million gain on change in fair value of derivative liability for the year ended December 31, 2014.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and as of December 31, 2015, the fair value of the derivative was determined to be $2.1 million. As such, we recognized a $0.5 million gain on change in fair value of derivative liability for the year ended December 31, 2015. Upon initial recording, the fair value of the derivative was determined to be $3.5 million, and as of December 31, 2014, the fair value of the derivative was determined to be $2.6 million. As such, we recognized a $0.9 million gain on change in fair value of derivative liability for the year ended December 31, 2014.

Our 2015 Notes, issued in November 2015, contain the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. Upon issuance in November 2015, the fair value of the derivative was determined to be $0.5 million, and as of December 31, 2015, the fair value of the derivative was determined to be $0.6 million. As such, we recognized a $0.1 million loss on change in fair value of derivative liability for the year ended December 31, 2015.

In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and is therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. The liability was then marked to fair value through March 30, 2015, the date on which we executed a separate subscription agreement with the investor, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives in the year ended December 31, 2015. The liability was reclassified to permanent equity on such date.

The change in fair value of the derivative liability related to the BioPharma financing agreement is largely related to our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. The change in fair value of the derivative liabilities related to the 2014 Notes and 2015 Notes is largely related to changes in quoted bond prices. Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.5% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 8). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We recorded a gain on extinguishment of the original notes of $38.0 million in the year ended December 31, 2014.

In November 2015, we entered into a privately negotiated subscription agreement with one of our existing investors (the “Investor”), pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Concurrent with the issuance of the 2015 Notes, we entered into separate, privately negotiated purchase agreements with certain holders of the 3.5% January 2012 Exchangeable Senior Notes due 2032 (the “2012 Notes”) pursuant to which we purchased approximately $16.2 million in aggregate principal amount of the 2012 Notes for $15.9 million (the “2012 Notes Purchase”), which includes accrued but unpaid interest on such 2012 Notes. The 2012 Notes Purchase was funded by the issuance of the 2015 Notes. Following the closing of the 2012 Notes Purchase, we had approximately $15.1 million in aggregate principal amount of 2012 Notes outstanding. The 2012 Notes Purchase was accounted for as an extinguishment of debt and we recorded a gain of $1.3 million upon extinguishment, which represents the reacquisition of the conversion option at fair value and a negotiated discount on the purchase of the notes partially offset by legal and transaction advisory costs incurred.

Interest Expense, net. Net interest expense for the years ended December 31, 2015 and 2014 was $20.0 million and $18.5 million, respectively, an increase of $1.5 million, or 8%. Net interest expense for the years ended December 31, 2015 and 2014 is summarized in the table below (in thousands):

	Year Ended December 31,
	2015	2014
Exchangeable senior notes (1):
Amortization of debt discounts	$6,362	$4,221
Contractual coupon interest	5,313	5,250

Total exchangeable senior notes interest expense	11,675	9,471
Long-term debt—BioPharma financing (2):
Cash interest—current	6,483	5,420
Cash interest—deferred	112	1,783
Non-cash interest	1,895	1,900

Total long-term debt interest expense	8,490	9,103
Other interest expense	15	1

Total interest expense	20,180	18,575
Interest income (3)	(132)	(96)

Total interest expense, net	$20,048	$18,479

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the years ended December 31, 2015 and 2014 was $11.7 million and $9.5 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for the years ended December 31, 2015 and 2014 was $8.5 million and $9.1 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the years ended December 31, 2015 and 2014 was $0.1 million in each year. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the years ended December 31, 2015 was expense of $0.2 million versus income of $3.7 million in the prior year period. Other (expense) income, net, in the year ended December 31, 2015 primarily consists of losses and gains on foreign exchange transactions. Other (expense) income, net in the year ended December 31, 2014 primarily consists of $4.1 million received in the second quarter of 2014 with respect to settlement agreements with one of our suppliers and one of our encapsulators that provided for the reimbursement of certain amounts previously paid by us.

Benefit from Income Taxes. Benefit from income taxes for the years ended December 31, 2015 and 2014 was $3.1 million and $2.8 million, respectively. The current benefit relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Preferred Stock Beneficial Conversion Features. We issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate (see Note 10). The conversion price on the date of issuance was less than the market price of our ordinary shares. We determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance. These features, totaling $33.0 million, are analogous to preference dividends and were each recorded as a non-cash return to preferred shareholders through accumulated deficit, and are therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. There was no such adjustment in the year ended December 31, 2014.

Comparison of Fiscal Years Ended December 31, 2014 versus December 31, 2013

Product Revenue, net. We recorded revenue of $54.2 million during the year ended December 31, 2014, versus $26.4 million during the prior year period, an increase of $27.8 million, or 105%. We commenced our full commercial launch of Vascepa in the United States for use in the MARINE indication in January 2013. All of our revenue in the years ended December 31, 2014 and 2013 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns.

We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. Beginning in January 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through December 31, 2014, product returns were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

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

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2014 and 2013 was sourced from two API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API supplier. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers. We began purchasing lower unit cost API from Chemport, which was approved by the FDA in April 2013 to produce Vascepa, in the second quarter of 2013. During the years ended December 31, 2014 and 2013, the cost basis of product sold that had a carrying value of zero was $0.6 million and $4.0 million, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a decrease in gross margin during such periods. As of December 31, 2014, we maintained no inventory with a carrying value of zero and we classified all of our inventory as current. As a result of lower inventory balances on hand at the end of 2014 compared to the end of 2013 as well as increases in revenue during 2015 compared to 2014, we purchased more API during 2015 than in 2014 with the amount of future purchases dependent on the rate of our revenue growth.

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

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. We estimate that we will complete patient enrollment in this study in March 2016. For 2014 and 2013, we incurred expenses through our CRO in connection with this trial of approximately $31.0 million and $38.4 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs in 2014 and 2013 for REDUCE-IT were approximately $37.7 million and $47.0 million, respectively. The reduction in expenses in 2014 as compared to 2013 is primarily the result of timing variability for REDUCE-IT costs as well as some efficiency savings as the trial is fully operational in 2014 across all countries and clinical sites. We expense costs for CTM upon receipt. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate we will incur $30 million to $40 million in annual costs through study completion. Amarin remains blinded to all data from the study and currently expects the study to be completed in 2017. There is a scheduled interim review of the efficacy and safety results of the study which review we estimate will occur in 2016 upon reaching 60% of the target aggregate number of cardiovascular events for the study. It is our expectation that this trial will run to completion as is typical for cardiovascular outcome studies. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
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

Gain on Extinguishment of Debt. On May 15, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of our exchangeable senior notes pursuant to which we exchanged $118.7 million in aggregate principal amount of existing exchangeable senior notes for $118.7 million in aggregate principal amount of new 3.5% exchangeable senior notes due 2032. The key changes in the terms of the new notes included moving the first put date from January 2017 to January 2019, adding an issuer conversion option whereby we can opt to convert the notes into equity should the Daily VWAP (as defined in the Indenture) exceed $2.86 for a certain number of days and reducing the conversion price (see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K). As a result of the exchange, we assessed the value of the notes immediately prior to the exchange and immediately after the exchange and determined that the exchange resulted in a substantial modification of the terms of the notes resulting in an extinguishment of the original notes. We subsequently recorded a gain on extinguishment of the original notes of $38.0 million in the year ended December 31, 2014.

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

Liquidity and Capital Resources

Our sources of liquidity as of December 31, 2015 include cash and cash equivalents of $107.0 million. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Years Ended December 31,
	2015	2014	2013
Cash (used in) provided by:
Operating activities	$(84.8)	$(72.3)	$(190.3)
Investing activities	—	—	—
Financing activities	72.2	0.3	121.6

Decrease in cash and cash equivalents	$(12.6)	$(72.0)	$(68.7)

Cash used by operating activities in 2015 compared to 2014 increased as a result of increased purchases of supply during 2015 compared to 2014, partially offset by higher collections from product revenues, $15.0 million in up-front proceeds from the China licensing agreement, and other operating differences in 2015. We began 2014 with more than a year of Vascepa in inventory and as a result purchased little Vascepa supply in 2014, with purchases of supply resuming on an as-needed basis at the start of 2015.

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of December 31, 2015, the net remaining amount to be repaid to BioPharma is $137.3 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $47.6 million. The quarterly repayments through December 31, 2015 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

On January 9, 2012, Amarin, through our wholly-owned subsidiary Corsicanto Limited, or Corsicanto, a private limited company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032, or the 2012 Notes. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. On May 20, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, $16.2 million of the 2012 Notes was extinguished, following which $15.1 million in aggregate principal amount of the 2012 Notes remain outstanding with terms unchanged.

On November 24, 2015, we entered into a privately negotiated subscription agreement with one of our existing investors (the “Investor”), pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. The 2015 Notes have substantially identical terms to the 2014 Notes, except that the 2015 Notes were issued by Amarin Corporation plc and are not guaranteed by any entity.

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

As of December 31, 2015, we had cash and cash equivalents of $107.0 million, a decrease of $12.5 million from December 31, 2014. The decrease is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT less accounts receivable collections. Included in our cash balance as of December 31, 2015 was a $15.0 million non-refundable, up-front payment we received upon the execution of our first ex-U.S. licensing agreement in China and surrounding territories, net proceeds of $57.7 million we received from the issuance and sale of our Series A Preference Shares and net proceeds of $11.0 million from the issuance and extinguishment of senior exchangeable notes. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.1 billion as of December 31, 2015. We believe that our cash and cash equivalents will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including interest payments and supply purchases.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Payments Due by Period

	Total	2016	2017 to 2018	2019 to 2020	After 2020
Contractual Obligations:
Purchase obligations (1)	$44.7	$18.8	$23.7	$2.2	$—
Operating lease obligations (2)	1.1	0.5	0.6	—	—
Interest payment obligations—exchangeable debt (3)	19.0	5.4	10.8	2.8	—

Total contractual cash obligations	$64.8	$24.7	$35.1	$5.0	$—

(1)	We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS, LLC, or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, net of sublease rental income.
(3)	Represents scheduled interest payments due under the terms of the 2012 Notes, 2014 and 2015 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes and 2015 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADSs. The above table does not reflect the repayment of the notes as they may be exchanged for ADSs.

On December 6, 2012, we entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. We agreed to repay BioPharma up to $150 million of future revenue and receivables. As of December 31, 2015, the net remaining amount to be repaid to BioPharma is $137.3 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $47.6 million. The quarterly repayments through December 31, 2015 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2015 and 2014, we had no outstanding forward exchange contracts.

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

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. In August 2014, we entered into a second equity sale and purchase agreement between this supplier and another third party in which we agreed to sell approximately $1.0 million of our remaining investment. This transaction closed in the fourth quarter of 2014. The remaining carrying amount of $0.2 million as of December 31, 2015 and 2014, respectively, is included in other long term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.6 million during each of the years ended December 31, 2015 and 2014. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.1 million as of December 31, 2015). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.4 million as of December 31, 2015) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $14.8 million as of December 31, 2015).

In addition to the obligations in the table above, we have recorded a liability of $0.1 million for uncertain tax positions that have been recorded in long-term liabilities as of December 31, 2015. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Shelf Registration Statement

On March 29, 2014, the universal shelf registration statement on Form S-3 (Registration No. 333-173132) that we had filed with the SEC on March 29, 2011 expired. On August 7, 2014, we filed with the SEC a new universal shelf registration statement on Form S-3, which provides for the offer, from time to time, of up to $300,000,000 of: ordinary shares, which may be represented by American Depositary Shares; preference shares, which may be represented by American Depositary Shares; senior or subordinated debt securities; warrants to purchase any of these securities; and any combination of these securities, individually or as units. The addition of any newly issued equity securities into the market may be dilutive to existing stockholders and new issuances by us or sales by our selling security holders could have an adverse effect on the price of our securities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in interest rates. We do not use derivative financial instruments in our investment portfolio, and other than in 2013, we enter into no foreign exchange contracts. Our investments meet high credit quality and diversification standards, as specified in our investment policy.

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Euro, Sterling and Yen. The majority of cash and cash equivalents and the majority of our vendor relationships are denominated in U.S. dollars. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. From time to time, we maintain a small amount of our cash and cash equivalents in Euro and Pound Sterling. We purchase a portion of our supply from Novasep based on a U.S. dollar to Euro exchange rate and as such, remain subject to currency fluctuation risk for such purchases.

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. We invest funds not needed for near-term operating expenses in diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2015, the fair value of our cash and cash equivalents maturing in one year or less was $107.0 million and represented 100% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the general short-term nature of our investment portfolio.

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

As of December 31, 2015 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2015, our internal controls over financial reporting were effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2015. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Amarin Corporation plc

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Amarin Corporation plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Amarin Corporation plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amarin Corporation plc as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years ended December 31, 2015 of Amarin Corporation plc and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

February 25, 2016

Item 9B.	Other Information

Entry into Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been from time to time advised that a number of our directors and employees, including members of our senior management team, and investment funds associated with such persons, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 23, 2016, Michael J. Farrell, our Vice President, Finance and principal financial and principal accounting officer, informed us of his resignation, expected to be effective in March 2016. Mr. Farrell’s resignation did not result from any disagreement regarding our financial reporting or accounting policies, procedures, estimates or judgments.

In connection with the foregoing, effective as of March 15, 2016, John F. Thero, our President and Chief Executive Officer, and the former Chief Financial Officer, will serve as our principal financial officer and principal accounting officer on an interim basis. There are no new arrangements or understandings between Mr. Thero and the company in connection with his service as principal financial officer and principal accounting officer of the company on an interim basis.

We have initiated a search for a full-time Chief Financial Officer that will serve as principal financial officer and principal accounting officer. It is our intention that the responsibilities of such newly hired Chief Financial Officer will include those currently performed by the current Vice President, Finance position.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

3.1	Articles of Association of the Company	Quarterly Report on Form 10-Q, File No. 0-21392, as Exhibit 3.1	August 8, 2013

4.1	Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.1	February 29, 2012

4.2	Indenture, dated as of January 9, 2012, by and among Corsicanto Limited, the Company and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K dated January 9, 2012, File No. 0-21392, as Exhibit 4.1	January 10, 2012

4.3	Indenture, dated as of May 20, 2014, by and among Corsicanto Limited, the Company and Wilmington Trust, National Association, as trustee	Current Report on Form 8-K dated May 15, 2014, File No. 0-21392, as Exhibit 4.1	May 21, 2014

4.4	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 2.4	April 24, 2003

4.5	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.4	February 29, 2012

4.6	Form of Series A Preference Share Terms	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, as Exhibit 4.1	March 11, 2015

4.7	Form of Note for 3.50% Notes due 2032	Current Report on Form 8-K dated November 19, 2015, File No. 0-21392, as Exhibit 10.2	November 20, 2015

4.8	Preferred Share Deposit Agreement by and among the Company, Citibank, N.A., as depositary, and all holders and beneficial owners of restricted ADSs issued thereunder	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.1	March 30, 2015

4.9	Form of American Depositary Receipt evidencing restricted ADSs representing Series A Preference Shares	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.2	March 30, 2015

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.17	March 5, 2007

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.1	August 8, 2008

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.2	August 8, 2008

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.5	February 28, 2012

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.2	August 6, 2015

10.8	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.44	March 16, 2011

10.9	Form of Incentive Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.3	February 29, 2012

10.10	Form of Non-Qualified Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.4	February 29, 2012

10.11	Form of Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.5	February 29, 2012

10.12	Letter Agreement, dated November 15, 2010, between the Company and John F. Thero*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.42	March 16, 2011

10.13	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.5	December 23, 2011

10.14	Letter Agreement with John Thero, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.1	December 23, 2011

10.15	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Current Report on Form 8-K dated February 16, 2012, File No. 0-21392, as Exhibit 10.1	February 16, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.16	Letter Agreement with John Thero, dated January 10, 2014	Current Report on Form 8-K dated January 8, 2014, File No. 0-21392, as Exhibit 10.1	January 10, 2014

10.17	Amendment, dated July 6, 2015, to Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.1	August 6, 2015

10.18	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.2	August 6, 2015

10.19	Amendment, dated July 6, 2015, to Letter Agreement with John Thero, dated December 23, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.3	August 6, 2015

10.20	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Form S-8, File No. 333-180180, as Exhibit 4.1	March 16, 2012

10.21	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Form S-8, File No. 333-180180, as Exhibit 4.2	March 16, 2012

10.22	Employment Agreement dated November 5, 2009 with John F. Thero*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.104	December 14, 2009

10.23	Development and License Agreement dated March 6, 2007 between Amarin Pharmaceuticals Ireland Limited and Elan Pharma International Limited ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.67	May 19, 2008

10.24	Termination and Assignment Agreement, dated July 21, 2009 between Elan Pharma International Limited and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.90	October 22, 2009

10.25	Form of Purchase Agreement, dated June 1, 2007, between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.69	May 19, 2008

10.26	Form of Equity Securities Purchase Agreement for U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.5	December 17, 2007

10.27	Form of Equity Securities Purchase Agreement for Non-U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.6	December 17, 2007

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.28	Form of Debt Securities Purchase Agreement, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.7	December 17, 2007

10.29	Stock Purchase Agreement, dated December 5, 2007, between the Company, the selling shareholders of Ester Neurosciences Limited, Ester Neurosciences Limited and Medica II Management L.P. ††	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	January 28, 2008

10.30	Letter Agreement, dated December 6, 2007, between the Company and the Sellers’ Representative of the selling shareholders of Ester Neurosciences Limited	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	February 1, 2008

10.31	Amendment No. 1 to Stock Purchase Agreement, dated April 7, 2008, between the Company and Medica II Management L.P.	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.79	May 19, 2008

10.32	Securities Purchase Agreement, dated May 12, 2008, among the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.80	October 22, 2009

10.33	Form of Securities Purchase Agreement, dated May 13, 2008, between the Company and the Purchasers named therein ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.81	May 19, 2008

10.34	Amendment and Waiver Agreement, dated May 25, 2009, between Ester Neurosciences Limited, Medica II Management L.P. and the Company††	Annual Report on Form 20-F/A for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.88	December 4, 2009

10.35	Form of Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.94	October 22, 2009

10.36	Amendment No. 1, dated December 2, 2009, to Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.105	December 14, 2009

10.37	Master Services Agreement, dated September 29, 2009, between Medpace Inc. and Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.92	October 22, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.38	Amendment Agreement dated October 12, 2009, to the Form of Equity Securities Purchase Agreement dated May 13, 2008 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.97	October 22, 2009

10.39	Management Rights Deed of Agreement dated October 16, 2009 by and among the Company and Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2009, File No. 0-21392, as Exhibit 4.100	June 25, 2010

10.40	Supply Agreement, dated November 1, 2010, between Nisshin Pharma Inc. and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.40	March 16, 2011

10.41	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.2	August 9, 2011

10.42	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.6	August 8, 2008

10.43	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012††	Quarterly Report on Form 10-Q for quarterly period ended September 30, 2012, File No. 0-21392, as Exhibit 10.1	November 8, 2012

10.44	Irrevocable License Agreement dated as of April 11, 2011, as amended by the First Amendment to Irrevocable License Agreement dated as of May 9, 2011, each by Amarin Pharmaceuticals Ireland Ltd. and Bedminster 2 Funding, LLC	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.3	August 9, 2011

10.45	Second Amendment to Irrevocable License Agreement, by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.4	August 8, 2008

10.46	Third Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated July 17, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.5	August 8, 2008

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.47	Fourth Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated December 15, 2012	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.71	February 28, 2012

10.48	Online Office Agreement dated as of September 30, 2011 by Amarin Corporation plc and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 0-21392, as Exhibit 10.2	November 8, 2011

10.49	Lease Agreement, dated January 22, 2007, between the Company, Amarin Pharmaceuticals Ireland Limited and Mr. David Colgan, Mr. Philip Monaghan, Mr. Finian McDonnell and Mr. Patrick Ryan	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.71	March 5, 2007

10.50	Lease Agreement dated November 28, 2011, by the Company, 534 East Middle Turnpike, LLC, Peter Jay Alter, as Trustee of the Leon C. Lech Irrevocable Trust under Declaration of Trust dated October 14, 1980 and Ferndale Realty, LLC	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.61	February 29, 2012

10.51	Sublease Agreement by and among Advance Realty Management, Inc., Bedminster 2 Funding, LLC and Amarin Pharma Inc., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.3	August 8, 2012

10.52	Lease Agreement dated May 8, 2013, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC.	Quarterly Report on Form 10-Q for the period ended March 31, 2013, File No. 0-21392, as Exhibit 10.1	May 9, 2013

10.53	Second Amendment to Lease Agreement, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated January 23, 2014	Annual Report on Form 10-K for the year ended December 31, 2014, File No. 0-21392, as Exhibit 10.80	March 3, 2015

10.54	Third Amendment to Lease Agreement dated May 8, 2013, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated April 3, 2014	Annual Report on Form 10-K for the year ended December 31, 2014, File No. 0-21392, as Exhibit 10.81	March 3, 2015

10.55	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP††	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.76	February 28, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.56	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2014, File No. 0-21392, as Exhibit 10.1	May 9, 2014

10.57	Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offsore Limited	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 0-21392, as Exhibit 10.1	May 8, 2015

10.58	Securities Subscription Agreement dated March 5, 2015, by and among Amarin Corporation plc, 667, L.P., Baker Brothers Life Sciences, L.P., Stonepine Capital, L.P. and Broadfin Healthcare Master Fund	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, File No. 0-21392, as Exhibit 10.1	March 11, 2015

10.59	Securities Subscription Agreement dated March 30, 2015, by and between Amarin Corporation plc and Sofinnova Venture Partners VII, L.P.	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 10.1	March 30, 2015

10.60	Note Subscription Agreement dated November 19, 2015, by and between Amarin corporation plc and Baker Brothers Life Sciences, L.P.	Current Report on Form 8-K dated November 19, 2015, File No. 0-21392, as Exhibit 10.1	November 20, 2015

14.1	Code of Ethics	Registration Statement on Form F-3, File No. 333-170505, as Exhibit 99.1	November 10, 2010

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Label Linkbase Document

101	PRE XBRL Taxonomy Presentation Linkbase Document

††	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:
/s/ John F. Thero
John F. Thero
President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2016

/s/ Michael J. Farrell Michael J. Farrell	Vice President, Finance (Principal Financial and Accounting Officer)	February 25, 2016

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Director	February 25, 2016

/s/ James Healy, M.D., Ph.D. James Healy, M.D., Ph.D.	Director	February 25, 2016

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	February 25, 2016

/s/ Kristine Peterson Kristine Peterson	Director	February 25, 2016

/s/ David Stack David Stack	Director	February 25, 2016

/s/ Jan van Heek Jan van Heek	Director	February 25, 2016

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	February 25, 2016

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Amarin Corporation plc

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarin Corporation plc at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amarin Corporation plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

As discussed in Note 11 to the consolidated financial statements, the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.

/s/ Ernst & Young LLP

MetroPark, New Jersey

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amarin Corporation plc

Dublin, Ireland

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Amarin Corporation plc and subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2014

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$106,961	$119,539
Restricted cash	600	600
Accounts receivable, net	13,826	7,842
Inventory	18,985	13,733
Deferred tax assets, current	—	934
Prepaid and other current assets	3,152	2,633

Total current assets	143,524	145,281

Property, plant and equipment, net	243	381
Deferred tax assets, long-term	18,233	12,556
Other long-term assets	2,045	2,826
Intangible asset, net	9,417	10,063

TOTAL ASSETS	$173,462	$171,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$10,832	$8,525
Current portion of long-term debt	14,742	15,394
Deferred revenue, current	923	—
Accrued expenses and other current liabilities	24,226	16,387

Total current liabilities	50,723	40,306

Long-Term Liabilities:
Exchangeable senior notes, net of discount	138,605	121,846
Long-term debt	91,512	89,617
Long-term debt derivative liabilities	8,170	7,400
Deferred revenue, long-term	13,308	—
Other long-term liabilities	335	386

Total liabilities	302,653	259,555

Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 issued and outstanding as of December 31, 2015 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio); zero shares issued and outstanding as of December 31, 2014	24,364	—
Common stock, £0.50 par value, unlimited authorized; 183,577,765 issued, 183,403,263 outstanding as of December 31, 2015; 174,610,451 issued, 174,590,372 outstanding as of December 31, 2014	149,978	143,113
Additional paid-in capital	816,171	738,890
Treasury stock; 174,502 shares as of December 31, 2015; 20,079 shares as of December 31, 2014	(411)	(217)
Accumulated deficit	(1,119,293)	(970,234)

Total stockholders’ deficit	(129,191)	(88,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$173,462	$171,107

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Product revenue, net	$80,987	$54,202	$26,351
Licensing revenue	769	—	—

Total revenue, net	81,756	54,202	26,351
Less: Cost of goods sold	27,875	20,485	11,912

Gross margin	53,881	33,717	14,439

Operating expenses:
Selling, general and administrative	101,041	79,346	123,795
Research and development	51,062	50,326	72,750

Total operating expenses	152,103	129,672	196,545

Operating loss	(98,222)	(95,955)	(182,106)
(Loss) gain on change in fair value of derivative liabilities	(1,106)	13,472	47,710
Gain on extinguishment of debt	1,314	38,034	—
Interest expense	(20,180)	(18,575)	(34,179)
Interest income	132	96	343
Other (expense) income, net	(228)	3,727	(1,189)

Loss from operations before taxes	(118,290)	(59,201)	(169,421)
Benefit from income taxes	3,086	2,837	3,194

Net loss	(115,204)	(56,364)	(166,227)
Preferred stock purchase option	(868)	—	—
Preferred stock beneficial conversion features	(32,987)	—	—

Net loss applicable to common shareholders	$(149,059)	$(56,364)	$(166,227)

Loss per share:
Basic	$(0.83)	$(0.32)	$(1.03)
Diluted	$(0.83)	$(0.36)	$(1.28)

Weighted average shares:
Basic	180,654	173,719	161,022
Diluted	180,654	173,824	167,070

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
At January 1, 2013	—	150,360,933	(20,079)	$—	$124,597	$619,266	$(217)	$(747,643)	$(3,997)
Exercise of warrants	—	147,050	—	—	113	47	—	—	160
Exercise of stock options	—	386,000	—	—	292	335	—	—	627
Stock issued in July financing	—	21,700,000	—	—	16,401	104,805	—	—	121,206
Vesting of restricted stock units	—	93,048	—	—	71	(71)	—	—	—
Tax provision on stock-based compensation	—	—	—	—	—	(361)	—	—	(361)
Transfer of fair value of warrants exercised from liabilities to equity	—	—	—	—	—	24	—	—	24
Share issuances for services	—	4,032	—	—	3	24	—	—	27
Stock-based compensation	—	—	—	—	—	14,685	—	—	14,685
Net loss	—	—	—	—	—	—	—	(166,227)	(166,227)

At December 31, 2013	—	172,691,063	(20,079)	$—	$141,477	$738,754	$(217)	$(913,870)	$(33,856)
Exercise of warrants	—	1,684,888	—	—	1,443	208	—	—	1,651
Exercise of stock options	—	234,500	—	—	193	114	—	—	307
Reacquisition of conversion option in convertible notes	—	—	—	—	—	(10,100)	—	—	(10,100)
Tax provision on stock-based compensation	—	—	—	—	—	(2,299)	—	—	(2,299)
Stock-based compensation	—	—	—	—	—	9,022	—	—	9,022
Refund of equity issuance costs	—	—	—	—	—	3,191	—	—	3,191
Net loss	—	—	—	—	—	—	—	(56,364)	(56,364)

At December 31, 2014	—	174,610,451	(20,079)	$—	$143,113	$738,890	$(217)	$(970,234)	$(88,448)
Issuance of Series A Convertible Preferred Stock, net	391,017,970	—	—	29,168	—	28,685	—	—	57,853
Conversion of Series A Convertible Preferred Stock, net	(62,833,330)	6,283,333	—	(4,804)	4,804	(187)			(187)
Preferred stock purchase option	—	—	—	—	—	1,814	—	(868)	946
Preferred stock beneficial conversion features	—	—	—	—	—	32,987	—	(32,987)	—
Exercise of warrants	—	1,844,585	—	—	1,429	1,284	—	—	2,713
Exercise of stock options	—	18,020	—	—	13	18	—	—	31
Vesting of restricted stock units	—	821,376	(154,423)	—	619	(619)	(194)	—	(194)
Reacquisition of conversion option in convertible notes	—	—	—	—	—	(1,300)	—	—	(1,300)
Tax benefits realized from stock-based compensation	—	—	—	—	—	727	—	—	727
Stock-based compensation	—	—	—	—	—	13,872	—	—	13,872
Net loss	—	—	—	—	—	—	—	(115,204)	(115,204)

At December 31, 2015	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,119,293)	$(129,191)

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,204)	$(56,364)	$(166,227)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	166	198	246
Stock-based compensation	13,889	9,022	14,685
Stock-based compensation—warrants	(9)	(503)	(3,703)
Excess tax (benefit from) provision on stock-based awards	(727)	2,299	361
Amortization of debt discount and debt issuance costs	8,258	5,863	17,631
Amortization of intangible asset	646	646	646
Loss (gain) on changes in fair value of derivative liabilities	1,106	(13,472)	(47,710)
Gain on extinguishment of debt	(1,314)	(38,034)	—
Deferred income taxes	(4,252)	(3,614)	(3,434)
Change in lease liability	—	—	6
Shares issued for services	—	—	27
Changes in assets and liabilities:
Restricted cash	—	400	(1,000)
Accounts receivable	(5,984)	(4,197)	(3,645)
Inventories	(5,252)	12,958	(5,429)
Prepaid and other current assets	(519)	(1,053)	1,690
Other non-current assets	431	4,014	591
Accrued interest payable	(652)	2,420	10,454
Deferred revenue	14,231	(1,703)	1,703
Accounts payable and other current liabilities	10,489	8,811	(7,228)
Other non-current liabilities	(51)	—	—

Net cash used in operating activities	(84,748)	(72,309)	(190,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(28)	—	(14)

Net cash used in investing activities	(28)	—	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	57,666	—	—
Proceeds from issuance of common stock, net of transaction costs	—	—	121,206
Proceeds from issuance of convertible debt, net of transaction costs	27,514	—	—
Proceeds from exercise of warrants, net of transaction costs	2,713	1,651	160
Proceeds from exercise of stock options, net of transaction costs	31	307	627
Refund of equity issuance costs	—	3,191	—
Debt issuance costs	(109)	(2,480)	—
Repurchase of convertible notes, including transaction costs	(16,145)	—	—
Excess tax benefit from (provision on) stock-based awards	727	(2,299)	(361)
Acquisition of treasury stock	(194)	—	—
Payments under capital leases	(5)	(36)	(10)

Net cash provided by financing activities	72,198	334	121,622
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,578)	(71,975)	(68,728)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,539	191,514	260,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,961	$119,539	$191,514

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,559	$10,033	$6,090

Income taxes	$711	$781	$1,395

Supplemental disclosure of non-cash items:
Transfer of preferred stock purchase option derivative liability to equity	$868	$—	$—

Accretion of preferred stock beneficial conversion features	$32,987	$—	$—

Conversion of Series A Convertible Preferred Stock into common stock	$4,804	$—	$—

Reacquisition of conversion option in convertible notes	$1,300	$10,100	$—

Reclassification of warrant liability to additional paid-in capital	$—	$—	$24

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. In January 2013, the Company began selling and marketing Vascepa in the United States. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia, the Company was given authority and commenced marketing Vascepa for mixed dyslipidemia, for use as an adjunct to diet and an add-on to statin therapy to reduce triglyceride levels in adult patients who despite statin therapy have high triglycerides (TG >500 mg/dL). The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. In May 2014, Kowa Pharmaceuticals America, Inc. commenced co-promotion of Vascepa in accordance with a co-promotion agreement with the Company. Kowa Pharmaceuticals America, Inc. co-promotes Vascepa through its approximately 250 sales representatives who now devote a substantial portion of their time to promoting Vascepa in conjunction with the promotion of Kowa Pharmaceutical America, Inc.’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2015, 2014 and 2013 are not necessarily indicative of the results for any future period. Certain prior year balances have been reclassified to conform to current year presentation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2015, the Company had cash and cash equivalents of $107.0 million. The Company’s consolidated balance sheets also include derivative liabilities as well as long-term debt and exchangeable senior notes. The January 2012 exchangeable senior notes, or the 2012 Notes, may be redeemed on or after January 19, 2017. The May 2014 exchangeable senior notes, or the 2014 Notes and the November 2015 exchangeable senior notes, or the 2015 Notes, may be redeemed on or after January 19, 2019 at the option of the holders and is not puttable by the holders prior to this date except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes and 2015 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the long-term debt and exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations.

(2)    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances; depreciable/amortizable lives; asset impairments; valuation allowance on deferred taxes; probabilities of achievement of performance conditions for certain equity awards; amounts recorded for licensing revenue; contingencies and accruals; and valuations of derivative and long-term debt instruments. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness.

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of the Company’s accounting estimates including, but not limited to, determining the estimated fair values of derivatives, debt instruments and intangible assets, and evaluating the need for valuation allowances for deferred tax assets. Such forecasted financial information is comprised of numerous assumptions regarding the Company’s future revenues, cash flows, and operational results. Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances. Because of the inherent nature of forecasts, however, actual results may differ from these forecasts. Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ from previous estimates.

Revenue Recognition

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase Vascepa. In accordance with GAAP, the Company’s revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between the Company and the Distributor, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of December 31, 2015, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products,

(v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following table summarizes activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2015 and 2014 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2014	$1,071	$1,137	$72	$189	$2,469
Provision related to current period sales	8,157	12,753	397	11,153	32,460
Provision related to prior period sales	(29)	(80)	12	(31)	(128)
Credits/payments made for current period sales	(5,950)	(9,143)	—	(10,338)	(25,431)
Credits/payments made for prior period sales	(1,042)	(1,057)	—	(181)	(2,280)

Balance as of December 31, 2014	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	14,986	32,591	342	8,310	56,229
Provision related to prior period sales	(174)	(70)	(205)	—	(449)
Credits/payments made for current period sales	(10,690)	(22,710)	—	(7,226)	(40,626)
Credits/payments made for prior period sales	(2,033)	(3,540)	(83)	(792)	(6,448)

Balance as of December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796

Such net product revenue allowances and reserves are included within accrued expenses and other current liabilities within the consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within accounts receivable, net as discussed below.

Multiple-Element Arrangements and Licensing Revenue

When evaluating multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based on whether the delivered element has stand-alone value to the customer or if the arrangement includes a general right of return for delivered items.

The consideration received is allocated between each of the separable elements in the arrangement using the relative selling price method. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

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

See Note 17—Development, Commercialization and Supply Agreement for further information regarding licensing revenue and milestones related to the Company’s multiple-element arrangement with Eddingpharm (Asia) Macao Commercial Offshore Limited.

Distribution Costs

The Company records distribution costs related to shipping product to its customers, primarily through the use of common carriers or external distribution services, in cost of goods sold.

Cash and Cash Equivalents and Restricted Cash

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Gross trade accounts receivable	$18,270	$10,215
Trade allowances	(4,296)	(2,207)
Chargebacks	(148)	(166)

Accounts receivable, net	$13,826	$7,842

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

Intangible Asset, net

Intangible asset, net consists of a milestone payment paid to the former shareholders of Laxdale Limited related to the 2004 acquisition of the rights to Vascepa, which is the result of Vascepa receiving marketing approval for the first indication and is amortized over its estimated useful life on a straight-line basis. See Note 9—Commitments and Contingencies for further information regarding other obligations related to the acquisition of Laxdale Limited.

Beneficial Conversion Features

The Company issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate. The conversion price on the date of issuance was less than the market price of the Company’s ordinary shares. It was determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance, which is the commitment date. These features are analogous to preference dividends and were each recorded as a non-cash return to preferred shareholders through accumulated deficit upon the earliest possible date of conversion, which occurred in the three months ended June 30, 2015 upon effectiveness of the related resale Registration Statement on Form S-3 and in the three months ended September 30, 2015 upon shareholder approval received at the Company’s Annual General Meeting of Shareholders. See Note 10—Equity for further discussion.

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

Derivative Instruments

Derivative financial liabilities are recorded at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. Warrants are valued using a Black-Scholes option pricing model. The long-term debt redemption features are valued using probability-weighted models incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2015, 2014 and 2013 are as follows:

In thousands	2015	2014	2013
Net loss	$(115,204)	$(56,364)	$(166,227)
Preferred stock purchase option (see Note 10)	(868)	—	—
Preferred stock beneficial conversion features (see Note 10)	(32,987)	—	—

Net loss applicable to common shareholders—basic	(149,059)	(56,364)	(166,227)
Gain on warrant derivative liability	—	(6,775)	(47,936)

Net loss—diluted	(149,059)	(63,139)	(214,163)
Net loss per share—basic	$(0.83)	$(0.32)	$(1.03)
Weighted average shares outstanding—basic	180,654	173,719	161,022
Effect of dilutive warrants	—	105	6,048

Weighted average shares outstanding—diluted	180,654	173,824	167,070
Net loss per share—diluted	$(0.83)	$(0.36)	$(1.28)

For the years ended December 31, 2015, 2014 and 2013, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	2015	2014	2013
Stock options	17,818	10,670	9,330
Restricted stock and restricted stock units	10,887	2,256	196
Warrants	—	—	1,702
Exchangeable senior notes (if converted)	59,407	49,215	17,021
Preferred stock (if converted)	32,818	—	—

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in the 2012 Notes, the 2014 Notes and the 2015 Notes qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be settled, at the Company’s discretion, in any combination of ADSs or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable is amortized over the expected term of the instrument. The conversion features in the 2014 Notes and 2015 Notes may only be settled in ADSs upon conversion and have been accounted for as part of the debt host.

The conversion options in the 2012 Notes, 2014 Notes and 2015 Notes continue to be evaluated on a quarterly basis to determine if they still receive an exception from derivative accounting in accordance with ASC 815-40. The 2014 Notes were recognized initially at fair value as part of an extinguishment of a portion of the 2012 Notes. As a result, the 2014 Notes were initially recognized at a discount of $27.9 million. The 2015 Notes were recognized initially at fair value as part of the issuance of new debt in November 2015. As a result, the 2015 Notes were initially recognized at a discount of $3.8 million. These discounts are being amortized through interest expense over the expected terms of the 2014 Notes and 2015 Notes, which is through January 2019 for each. See Note 8—Debt for further discussion.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% of gross product sales for each of the years ending December 31, 2015 and 2014, and represented 95% and 96% of the gross accounts receivable balance as of December 31, 2015 and 2014, respectively. The Company has not experienced any write-offs of its accounts receivable.

Concentration of Suppliers

The Company has contractual freedom to source the API for Vascepa and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third-party manufacturers and key suppliers, in particular three suppliers of API for Vascepa.

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

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other (expense) income, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other (expense) income, net in the consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar.

Debt Issuance Costs

Debt issuance costs are initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other (expense) income, net in the consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of December 31, 2015 and 2014 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,184	$14,184	$—	$—

Liabilities:
Long-term debt derivative liabilities	$8,170	$—	$—	$8,170

	December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$65,156	$65,156	$—	$—

Liabilities:
Warrant derivative liability	$119	$—	$—	$119
Long-term debt derivative liabilities	$7,400	$—	$—	$7,400

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$91,512	$87,700	$89,617	$81,000
2012 Notes	15,107	13,637	31,266	25,689
2014 Notes	96,364	108,034	90,580	75,533
2015 Notes	27,134	28,448	—	—

The estimated fair value of the long-term debt pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Redemption Features below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices, while the estimated fair value of the 2015 Notes is calculated based on Level 2 quoted bond prices for the 2014 Notes. The carrying value of the 2012 Notes as of December 31, 2015 and 2014 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes. The carrying value of the 2014 Notes as of December 31, 2015 and 2014 includes a debt discount of $22.4 million and $28.2 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2014 Notes, through January 2019. The carrying value of the 2015 Notes as of December 31, 2015 includes a debt discount of $4.1 million, which is being amortized as non-cash interest expense over the expected term of the 2015 Notes, through January 2019. The change in the estimated fair values of these liabilities from December 31, 2014 to December 31, 2015 is largely related to changes in the quoted bond prices.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. Effective October 16, 2014, the Company entered into a series of warrant amendment agreements in order to extend the expiration date of certain outstanding warrants from its previously scheduled expiration date of October 16, 2014 to the close of business on February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of December 31, 2015 and the related derivative liability was extinguished.

As of December 31, 2014, the fair value of the warrant derivative liability was determined to be $0.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) risk-free rate of 0.04%, (ii) remaining term of 0.16 years, (iii) no dividend yield, (iv) volatility of 79%, and (v) the stock price on the date of measurement. As there were no warrants outstanding as of December 31, 2015, the warrant derivative liability was extinguished. The $0.1 million decrease in the fair value of the warrants during 2015 was recognized as: a $0.1 million gain on change in fair value of derivative liability.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 8 below) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.0 and 7.3 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 13.0% and 30.7%. The Company recognized a $0.7 million loss on change in fair value of derivative liability for the year ended December 31, 2015. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 3.6 years, (ii) coupon rates of between 9.8% and 10.8% and (iii) market yields of between 10.0% and 16.8%. The Company recognized a $6.3 million gain on change in fair value of derivative liability for the year ended December 31, 2014.

The Company’s 2014 Notes and 2015 Notes both contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivatives related to the 2014 Notes and 2015 Notes was determined to be $2.1 million and $0.6 million, respectively, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 25.6%, (iii) a risk-free interest rate of 2.9% and (iv) volatility of 89.0%. The Company recognized a $0.5 million gain and $0.1 million loss on change in fair value of derivative liability for the 2014 Notes and 2015 Notes, respectively, for the year ended December 31, 2015. As of December 31, 2014, the fair value of the derivative related to the 2014 Notes was determined to be $2.6 million, and the debt was valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 24.8%, (iii) a risk-free interest rate of 2.7% and (iv) volatility of 82.0%. The Company recognized a $0.9 million gain on change in fair value of derivative liability for the 2014 Notes for the year ended December 31, 2014.

Preferred Stock Purchase Option Derivative Liability

Pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company in connection with the subscription agreement executed on March 5, 2015, the Company determined that such right represented a derivative liability (see Note 10). This preferred stock purchase option derivative liability was carried at fair value and classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. On March 30, 2015, this right was exercised and the liability was marked to fair value through such date. The liability was then reclassified to permanent equity on such date.

Any changes in the assumptions used to value the derivative liabilities, including the probability of a change in control, could result in a material change to the carrying value of such liabilities.

The change in the fair value of derivative liabilities for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Total
Balance as of January 1, 2014	$6,894	$11,100	$—	$17,994
Record initial fair value of derivative liability on 2014 Notes	—	3,500	—	3,500
Gain on change in fair value of derivative liabilities	(6,272)	(7,200)	—	(13,472)
Compensation income for change in fair value of warrants issued to former employees	(503)	—	—	(503)

Balance as of December 31, 2014	$119	$7,400	$—	$7,519
Record initial fair value of derivative liability	—	500	868	1,368
(Gain) loss on change in fair value of derivative liabilities	(110)	270	946	1,106
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance as of December 31, 2015	$—	$8,170	$—	$8,170

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2015:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company has determined that this standard would not have a material impact on its consolidated financial statements based on the assessment of its ability to continue as a going concern as of December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis. The implementation of this standard will result in the reclassification of certain debt issuance costs from other assets to a reduction in the carrying amount of the related debt liability within the consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require that in-scope inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method but applies to all other inventory, which include inventory that is measured using first-in, first-out (FIFO) or average cost. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, among others. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)    Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa. The carrying value as of December 31, 2015 is as follows (in thousands):

	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Technology rights	$11,624	$(2,207)	$9,417	14.6

Amortization expense for each of the years ended December 31, 2015 and 2014 was $0.6 million and is included in research and development expense. Estimated future amortization expense, based upon the Company’s intangible assets as of December 31, 2015 is as follows:

Year Ending December 31,	Amount
2016	$646
2017	646
2018	646
2019	646
2020	646
Thereafter	6,187

Total	$9,417

(4)    Inventory

After approval of Vascepa on July 26, 2012 by the FDA, the Company began capitalizing its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials	$9,096	$5,225
Work in process	1,640	4,757
Finished goods	8,249	3,751

Total inventory	$18,985	$13,733

(5)    Property, Plant and Equipment

Property, plant and equipment as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Leasehold improvements	$135	$107
Computer equipment	63	63
Furniture and fixtures	240	240
Software	559	559

	997	969
Accumulated depreciation and amortization	(754)	(588)

Total property, plant and equipment	$243	$381

Depreciation expense for each of the years ended December 31, 2015, 2014, and 2013 was $0.2 million.

(6)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Payroll and payroll-related expenses	$5,241	$3,525
Research and development expenses	828	4,391
Sales and marketing accruals	3,141	1,509
Accrued revenue allowances	10,732	4,717
All other	4,284	2,245

Total accrued expenses and other current liabilities	$24,226	$16,387

(7)    Warrants and Warrant Derivative Liability

October 2009 Warrants Derivative Liability

On October 16, 2009, the Company completed a $70.0 million private placement with both existing and new investors resulting in $62.3 million in net proceeds and an additional $3.6 million from bridge notes converted in conjunction with the private placement. In consideration for the $62.3 million in net cash proceeds Amarin issued 66.4 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $1.00 and (ii) a warrant with a five year term to purchase 0.5 (one half) of an ADS at an exercise price of $1.50 per ADS. In consideration for the conversion of $3.6 million of convertible bridge notes, Amarin issued 4.0 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $0.90 and (ii) a warrant with a five year term to purchase 0.5 (one half) of an ADS at an exercise price of $1.50 per ADS. The total number of warrants issued in conjunction with the financing was 35.2 million.

In conjunction with the October 2009 financing, the Company issued an additional 0.9 million warrants to three former officers. The warrants issued in connection with the October 2009 financing contained a pricing variability feature which provided for an increase to the exercise price if the exchange rate between the U.S. dollar and British pound adjusts such that the warrants could be exercised at a price less than the £0.5 par value of the common stock—that is, if the exchange rate exceeded U.S. $3.00 per £1.0 sterling. Due to the potential variable nature of the exercise price, the warrants were not considered to be indexed to the Company’s common stock. Accordingly, the warrants did not qualify for the exception to classify the warrants within equity and were classified as a derivative liability.

The fair value of this warrant derivative liability was remeasured at each reporting period, with changes in fair value recognized in the statement of operations. Upon exercise, the fair value of the warrants exercised was remeasured and reclassified from warrant derivative liability to additional paid-in-capital. Although the warrants contained a pricing variability feature, the number of warrants issuable remained fixed. Therefore, the maximum number of common shares issuable as a result of the October 2009 private placement was 36.1 million. The change in fair value of the warrant derivative liability is discussed in Note 2.

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of December 31, 2015.

July 2009 Warrants

The Company issued several warrants in July 2009. As of December 31, 2015 and 2014, there were no July 2009 warrants outstanding. During the year ended December 31, 2014, 1,684,888 of the July 2009 warrants were exercised, resulting in proceeds to the Company of $1.7 million.

(8)    Debt

Long-Term Debt—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100 million received at the closing of the agreement which occurred in December 2012. Under these terms, the Company continues to own all Vascepa intellectual property rights, however, such rights, as described below, could be used by BioPharma as collateral for repayment of the remaining unpaid balance under this agreement if the Company defaults on making required payments. In the agreement, the Company agreed to repay BioPharma up to $150 million with such repayment based on a portion of revenues and receivables generated from Vascepa.

As of December 31, 2015, the remaining amount to be repaid to BioPharma is $137.3 million. During the year ended December 31, 2015, the Company made repayments under the agreement of $7.1 million to BioPharma and an additional $2.6 million is scheduled to be paid in February 2016 for the fourth quarter of 2015. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid.

The maximum quarterly amounts which could be due for payment, except upon a change of control and subject each quarter to the threshold limitation, are in accordance with the following schedule: $15.0 million in the second quarter of 2016 and in each of the next three quarters, and a payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a loss on change in fair value of derivative liability of $0.7 million and a gain on change in fair value of derivative liability of $6.3 million during the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company recorded $6.6 million and $1.9 million of cash and non-cash interest expense, respectively, in connection with the BioPharma debt. During the year ended December 31, 2014, the Company recorded $7.2 million and $1.9 million of cash and non-cash interest expense, respectively. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

Under the Purchase and Sale Agreement with BioPharma, the Company is restricted from paying dividends on its common shares, unless it has cash and cash equivalents in excess of a specified amount after such payment.

January 2012 Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032, a portion of which were subsequently exchanged and a portion of which was extinguished (see discussion of May 2014 and November 2015 Exchangeable Senior Notes below). The 2012 Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s other subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the

2012 Notes and 2014 Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if the Company pays cash dividends. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 1,714,270. Based on the closing price of the Company’s stock as of December 31, 2015, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $11.9 million.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of December 31, 2015 and 2014, the discount created from the allocation of the proceeds to the conversion option was fully amortized and the carrying amount of the conversion option was $11.5 million and $12.8 million, respectively. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of December 31, 2015 and 2014, the debt discount was fully amortized and the carrying value of the 2012 Notes was $15.1 million and $31.3 million, respectively, after an exchange and repayment of a portion of the 2012 Notes (see below for further discussion of the May 2014 Notes and November 2015 Notes).

May 2014 Exchangeable Senior Notes

In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged (the 2012 Notes and 2014 Notes are referred to collectively as the “Notes”).

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock as of December 31, 2015, the principal amount of the 2014 Notes would exceed the value of the shares if converted on that date by $32.4 million.

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

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and recognized those costs as deferred assets. The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above), which will be measured at fair value on an ongoing basis. During the years ended December 31, 2015 and 2014, the Company recognized a gain on the change in fair value of the redemption feature of $0.5 million and $0.9 million, respectively. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of December 31, 2015 and 2014, the carrying value of the 2014 Notes, net of the unamortized debt discount, was $96.4 million and $90.6 million, respectively. During the year ended December 31, 2015, the Company recognized aggregate interest expense of $11.4 million related to the Notes, of which $6.2 million represents non-cash interest and $5.2 million represents contractual coupon interest. During the year ended December 31, 2014, the Company recognized aggregate interest expense of $9.5 million related to the Notes, of which $4.2 million represents non-cash interest and $5.3 million represents contractual coupon interest.

November 2015 Exchangeable Senior Notes

In November 2015, the Company entered into a privately negotiated subscription agreement with one of its existing investors (the “Investor”), pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Approximately $15.9 million of such proceeds were used to finance the repayment of a portion of the 2012 Notes and the remainder will be used for working capital and general corporate purposes. The 2015 Notes have substantially identical terms to the 2014 Notes, except that the 2015 Notes were issued by Amarin Corporation plc and are not guaranteed by any entity. In the event of physical settlement, the 2015 Notes would be exchangeable into 12,025,385 ADSs. The initial exchange rate is 384.6154

ADSs per $1,000 principal amount of 2015 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS), provided that exchanges will be prohibited if, as a result, the holder of such 2015 Notes and its affiliates would beneficially own more than 4.99% of the total number of the Company’s ordinary shares or ADSs outstanding following such exchange (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% (the “Beneficial Ownership Cap”) specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock as of December 31, 2015, the principal amount of the 2015 Notes would exceed the value of the shares if converted on that date by $8.5 million.

The 2015 Notes are the senior unsecured obligations of the Company. The 2015 Notes bear interest at a rate of 3.5% per annum from, and including, November 24, 2015, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2015 Notes mature on January 15, 2032, unless earlier repurchased or redeemed by the Company or exchanged by the holders.

The 2015 Notes were recorded at fair value of $27.5 million representing a $3.8 million discount to par. In addition, the Company recognized $0.1 million in offering costs and recognized those costs as deferred assets. The Company further allocated $0.5 million of the $27.5 million fair value of the 2015 Notes to the derivative liability related to the fundamental change redemption feature (as described under the 2014 Notes above), which will be measured at fair value on an ongoing basis. During the year ended December 31, 2015, the Company recognized a loss on the change in fair value of the redemption feature of $0.1 million. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value.

Because the conversion option in the 2015 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2015 Notes and recognized in the statement of operations as interest expense. As of December 31, 2015, the carrying value of the 2015 Notes, net of the unamortized debt discount, was $27.1 million. During the year ended December 31, 2015, the Company recognized aggregate interest expense of $0.2 million related to the Notes, of which $0.1 million represents non-cash interest and $0.1 million represents contractual coupon interest.

Concurrent with the issuance of the 2015 Notes, Corsicanto Limited and the Company entered into separate, privately negotiated purchase agreements with certain holders of the 2012 Notes pursuant to which the Company purchased (the “2012 Notes Purchase”) approximately $16.2 million in aggregate principal amount of the 2012 Notes for $15.9 million, which includes accrued but unpaid interest on such 2012 Notes. The 2012 Notes Purchase was funded by the issuance of the 2015 Notes. Following the closing of the 2012 Notes Purchase, Corsicanto had approximately $15.1 million in aggregate principal amount of 2012 Notes outstanding. The 2012 Notes Purchase was accounted for as an extinguishment of debt and the Company recorded a gain of $1.3 million upon extinguishment, which represents the reacquisition of the conversion option at fair value and a negotiated discount on the purchase of the notes partially offset by legal and transaction advisory costs incurred.

As of December 31, 2015, the Company had total accrued interest on the Notes and the November 2015 Notes of $2.3 million, which is included in other current liabilities. As of December 31, 2014, the Company had total accrued interest on the Notes of $2.4 million. The Company made the contractual interest payments due on the Notes during the years ended December 31, 2015 and 2014.

(9)    Commitments and Contingencies

Litigation

On May 7, 2015, the Company and a group of independent physicians filed a federal lawsuit to permit the Company to share truthful and non-misleading information, including, but not limited to, the ANCHOR trial clinical data, with healthcare professionals in the United States about certain uses of Vascepa not included with approved FDA labeling of Vascepa and thus not permitted under the FDA’s interpretation of applicable law. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York and seeks a judicial declaration based on several legal theories. On August 7, 2015, the Court granted the Company’s request for preliminary relief in this litigation through a declaratory judgment that confirmed the Company may engage in truthful and non-misleading speech with healthcare professionals promoting the off-label use of Vascepa, i.e., to treat patients with persistently high triglycerides, and such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. FDA did not appeal the Court’s preliminary ruling prior to the October 6, 2015 deadline for appeal. The underlying litigation has been stayed for settlement discussion and the parties are working toward settlement. The Company cannot predict the outcome of settlement negotiations or this litigation. On May 28, 2015, the U.S. District Court for the District of Columbia granted the Company’s motion for summary judgment in its lawsuit against the FDA, captioned Amarin Pharmaceuticals Ireland Ltd. v. Food & Drug Administration, et al., Civ. A. No. 14-0324 (D.D.C.). This lawsuit sought an order requiring FDA to recognize five-year, New Chemical Entity (“NCE”) marketing exclusivity for Vascepa. The decision vacated the FDA’s denial of the Company’s claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. FDA did not appeal the Court’s decision prior to the July 28, 2015 deadline for appeal. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, sought to intervene and appeal the Court’s decision. The Company and FDA opposed this intervention effort. The applicable courts denied Watson the relief sought and appeal periods have expired. A new exclusivity determination by FDA has been pending since the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa. The Company believes Vascepa is entitled to NCE exclusivity, but cannot predict the outcome of FDA’s determination.

In March, April, and May 2014, the Company received paragraph IV certification notices from six companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. The Company commenced patent infringement lawsuits against each of these ANDA applicants. In each of the lawsuits, Amarin sought, among other remedies, an order enjoining the defendants from marketing generic versions of Vascepa before the last to expire of the asserted patents expires in 2030. A summary of the lawsuits is below:

•

In April 2014, Amarin filed lawsuits against Apotex, Inc. and Apotex Corporation, or collectively, Apotex, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Illinois. The cases against Apotex are captioned Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2550 (D.N.J) and Amarin Pharma, Inc. et al. v. Apotex, Inc. et al., Civ. A. No. 14-2958 (N.D. Ill.). On August 27, 2014, Amarin voluntarily dismissed the Northern District of Illinois case against Apotex in favor of the New Jersey case, which concerns identical allegations of patent infringement against Apotex.

•

In April 2014, Amarin filed lawsuits against Roxane Laboratories, Inc., or Roxane, in the U.S. District Court for the District of New Jersey and the U.S. District Court for the Northern District of Ohio. The cases against Roxane are captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-2551 (D.N.J) and Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc., Civ. A. No. 14-901 (N.D. Ohio). On May 7, 2014, Amarin voluntarily dismissed the Northern District of Ohio case against Roxane in favor of the New Jersey case, which concerns identical allegations of patent infringement against Roxane.

•

In April 2014, Amarin also filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., or collectively, Dr. Reddy’s, in the U.S. District Court for the District of New Jersey. The case against Dr. Reddy’s is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 14-2760 (D.N.J.).

•

In May 2014, Amarin also filed a lawsuit against Watson Laboratories, Inc. and Actavis, Inc., or Watson, in the U.S. District Court for the District of New Jersey. One of the Company’s directors, Patrick J. O’Sullivan, is also a director of Actavis, Inc. The case against Watson is captioned Amarin Pharma, Inc. et al. v. Watson Laboratories, Inc. et al., Civ. A. No. 14-3259 (D.N.J). On July 17, 2014, Amarin agreed to dismiss Actavis, Inc. from the case, and the Court accordingly dismissed Actavis, Inc. on November 3, 2014.

•

In June 2014, Amarin also filed a case against Teva Pharmaceuticals USA, Inc., or Teva, in the U.S. District Court for the District of New Jersey. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc., Civ. A. No. 14-3558 (D.N.J.).

•

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

Based on the May 28, 2015 U.S. District Court for the District of Columbia order granting the Company’s motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related ANDA litigation identified above agreed to a full stay of proceedings. FDA subsequently notified the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted. In rescinding acceptance of the ANDAs, the Company believed the statutory basis for the ANDA-related patent litigation (accepted ANDAs) no longer existed. Thus, on July 24, 2015, the Company moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants in the U.S. District Court for the District of New Jersey. On January 22, 2016, the U.S. District Court for the District of New Jersey granted Amarin’s motion to dismiss all patent infringement litigation related to the 2014 acceptance by the FDA of ANDAs to Vascepa. With this dismissal, there is no pending patent litigation related to Vascepa. A notice of appeal of the court’s dismissal was filed by one ANDA filer in this case and the Company intends to continue to litigate vigorously in support of the court’s dismissal. The Company cannot predict the outcome of this litigation.

A new exclusivity determination by FDA has been pending since the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa. The Company believes Vascepa is entitled to NCE exclusivity, but cannot predict the outcome of FDA’s determination. The legal process can also be costly and time-consuming. The Company plans to defend the exclusivity of Vascepa through patent litigation after notification that FDA has accepted an ANDA application related to Vascepa. Assuming an NCE exclusivity determination from the FDA or no exclusivity determination, the Company expects notification of new ANDA submissions no sooner than in late July 2016, after the expiration of four years from the 2012 approval of Vascepa.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters.

Leases

The Company leases office space under operating leases. Future minimum lease payments under these leases, net of sublease rental income, as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,	Operating
2016	$523
2017	505
2018	127
2019-2020	—

Total	$1,155

On September 30, 2011, the Company entered into an agreement for 320 square feet of office space at 2 Pembroke House, Upper Pembroke Street 28-32 in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The agreement began November 1, 2011 and terminates on October 31, 2016 and can be extended automatically for successive one year periods. Monthly rent is approximately €2,900 (approximately $3,200). The agreement can be terminated by either party with three months prior written notice.

On July 1, 2011, the Company leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on March 31, 2018, and may also be terminated with six months prior notice. On December 6, 2011 the Company leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, the Company leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, the Company entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, the Company executed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. Additionally, in June 2015, the Company executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015.

Total rent expense during the years ended 2015, 2014 and 2013 was approximately $0.8 million, $1.0 million, and $1.0 million, respectively.

Milestone and Supply Purchase Obligations

The Company entered into long-term supply agreements with multiple FDA-approved API suppliers and encapsulators. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls, as detailed below.

The Company entered into its initial Vascepa API supply agreement with Nisshin Pharma, Inc., or Nisshin, in 2010. In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc., or Chemport, and BASF (formerly Equateq Limited) for the supply of API. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. (Slanmhor). The API supply agreement with BASF terminated in February 2014. In July 2014, the Company terminated the supply agreement with Slanmhor and subsequently, in July 2015, entered into a new supply agreement with Finorga SAS (Novasep), a French company. These agreements included requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers as described below.

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of December 31, 2015, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

Chemport was approved by the FDA to manufacture API for commercial sale in April 2013 and the Company began purchasing commercial supply from Chemport in 2013. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations.

The Company began purchasing commercial supply from Novasep in 2015. API manufactured by Novasep was previously approved by the FDA in July 2014. The 2015 supply agreement with Novasep includes commitments for the Company to fund API purchases and contains a provision requiring the Company to pay Novasep a cash remedy for any shortfall in the minimum purchase obligations.

Pursuant to the supply agreements, there is a total of $44.7 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual volume obligations.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neurosciences Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $11.1 million as of December 31, 2015). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neurosciences Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.4 million as of December 31, 2015) for each of the two potential market approvals (i.e., £10 million maximum, or approximately $14.8 million as of December 31, 2015).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of December 31, 2015.

(10)    Equity

Warrants

During the year ended December 31, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively. During the year ended December 31, 2014, the Company issued 1,684,888 shares upon the exercise of warrants, resulting in gross and net proceeds of $1.7 million. No warrants remained outstanding as of December 31, 2015.

Incentive Equity Awards

As of December 31, 2015, there were an aggregate of 17,818,053 stock options and 10,886,523 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 4%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the years ended December 31, 2015 and 2014, the Company issued 18,020 and 234,500 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $31 thousand during the year ended December 31, 2015 and $0.3 million during the year ended December 31, 2014.

On July 6, 2015, the Company granted a total of 1,455,000 RSUs and 5,470,000 stock options to employees under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs granted vest over a four year period. Of the total stock options granted, 3,670,000 stock options vest over a four year period while the remaining 1,800,000 stock options vest upon the achievement of certain performance conditions. During the year ended December 31, 2015, the Company issued 181,876 common shares related to the vesting of these RSUs, of which 40,165 shares were retained as treasury shares as settlement of employee tax obligations.

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

On January 8, 2014, the Company granted a total of 2,082,000 RSUs and 2,605,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. During the year ended December 31, 2015, the Company issued 639,500 common shares related to the vesting of these RSUs, of which 114,258 shares were retained as treasury shares as settlement of employee tax obligations.

See Note 12—Stock Incentive Plans and Stock Based Compensation for further information regarding the Company’s incentive equity awards.

Tax Refund

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

For each restricted American Depositary Share, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis), resulting in $52.8 million in aggregate gross proceeds to the Company, before deducting estimated offering expenses of approximately $0.7 million. The net proceeds are reflected as preferred stock in the accompanying consolidated balance sheets.

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the year ended December 31, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement (the “Second Private Placement”). In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the Second Private Placement was conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Such approval was received at the Company’s Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of the Second Private Placement occurred on July 10, 2015. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. Dr. James Healy, a member of the Company’s Board, is a managing member of Sofinnova Management VII, L.L.C. and a general partner of Sofinnova.

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date on which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date. Subsequent to approval of the Second Private Placement, the Company recorded the remaining value of the BCF related to this share issuance as a non-cash dividend to preferred shareholders through accumulated deficit. The value of the BCF was determined on the same basis as the first private placement and amounted to $3.4 million less $1.8 million previously recorded for the preferred stock purchase option for a net non-cash charge of $1.6 million.

(11)    Income Taxes

Interest and penalties related to any uncertain tax positions have historically been insignificant. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.4 million as of December 31, 2015 and December 31, 2014.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning uncertain tax benefits	$2,487	$1,674	$1,243
Prior year—increases	120	—	—
Prior year—decreases	(762)	—	—
Current year—increases	144	1,067	687
Current year—decreases for lapses in statutes of limitations	(439)	(254)	(256)

Ending uncertain tax benefits	$1,550	$2,487	$1,674

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2015:

Jurisdiction	Tax Years
United States (Federal and State)	2012-2015
Ireland	2010-2015
United Kingdom	2014-2015

The Company expects gross liabilities of $579,000 to expire in 2016 based on statutory lapses.

The components of loss from operations before taxes were as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
United States	$(10,137)	$(7,331)	$(9,234)
Ireland and United Kingdom	(108,153)	(51,870)	(160,187)

	$(118,290)	$(59,201)	$(169,421)

The benefit from income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current:
Federal-U.S.	$1,053	$660	$122
State-U.S.	113	117	118

Total current	$1,166	$777	$240

Deferred:
Federal-U.S.	(3,343)	(3,689)	(4,065)
State-U.S.	(605)	(226)	631
Ireland and United Kingdom	(9,023)	3,335	(33,106)
Change in valuation allowance	8,719	(3,034)	33,106

Total deferred	$(4,252)	$(3,614)	$(3,434)

Benefit from income taxes	$(3,086)	$(2,837)	$(3,194)

The benefit from income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Benefits from taxes at statutory rate	$(29,572)	$(14,786)	$(42,355)
Rate differential	8,572	9,493	18,494
Change in valuation reserves	8,719	(3,034)	33,106
Derivative liabilities	187	(2,706)	(11,984)
Gain on extinguishment of debt	(328)	(9,509)	—
Research and development credits	(1,284)	(1,455)	(2,008)
Tax return to provision adjustments	2,248	10,026	125
Cumulative translation adjustment	7,811	8,061	(280)
Permanent and other	561	1,073	1,708

Benefit from income taxes	$(3,086)	$(2,837)	$(3,194)

During 2015, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts reported on its filed 2014 foreign tax returns, primarily for the impact of US GAAP to local statutory adjustments. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets for non-U.S. entities. The Company is subject to corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2015, 2014 and 2013, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating losses	$88,996	$80,096
Stock based compensation	17,975	15,600
Depreciation	74	(90)
Tax credits	3,076	2,141
Other reserves and accrued liabilities	2,796	1,708

Gross deferred tax assets	112,917	99,455
Less: valuation allowance	(94,684)	(85,965)

Total deferred tax assets	$18,233	$13,490

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, UK, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods. As of December 31, 2015, deferred tax assets of approximately $3.0 million relate to certain tax credit carryforwards resulting from excess tax benefits of stock-based compensation using the with-and-without approach, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision. Such amount has been netted with the tax credits line in the table above.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of $0.9 million of the net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Beginning valuation allowance	$85,965	$88,999
Increase as reflected in income tax expense	16,291	5,081
Cumulative translation adjustment	(7,572)	(8,115)

Ending valuation allowance	$94,684	$85,965

The Company has combined Irish, UK, and Israeli net operating loss carryforwards of $565.7 million, which do not expire. The total net operating loss carryforwards increased by approximately $52.4 million from the prior year primarily as a result of current year losses generated by the Company’s Irish subsidiaries, partially offset by the impact of foreign exchange rate changes and adjustments to reconcile the financial statement accounts to the amounts reported on the filed 2014 foreign tax returns. In addition, the Company has available U.S. federal tax credit carryforwards of $5.8 million and state tax credit carryforwards of $1.6 million. These amounts exclude the impact of any unrecognized tax benefits. These carryforwards, which will expire starting between 2022 and 2035, may be used to offset future taxable income, if any.

The Company recognized a tax benefit related to the extension of the research and development credits retroactively enacted during the fourth quarter of 2015 and recorded a benefit of approximately $1.3 million for the credit generated during the year.

As of December 31, 2015, earnings of $20.6 million have been retained indefinitely for reinvestment by foreign subsidiary or there is an expectation that any reinvestment can be recovered tax-free without significant cost, and the entity expects to ultimately use that means of recovery for domestic subsidiary companies; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

(12)    Stock Incentive Plans and Stock Based Compensation

On April 29, 2011 the Board, upon the recommendation of the Remuneration Committee, adopted the 2011 Stock Incentive Plan (“2011 Plan”), which was approved by the Company’s shareholders on July 12, 2011. The 2011 Plan replaced the Company’s 2002 Stock Option Plan (“2002 Plan”), which expired on January 1, 2012. The maximum number of the Company’s Ordinary Shares of £0.50 each or any ADS’s, as to be issued under the 2011 Plan shall not exceed the sum of (i) 31.5 million newly authorized Shares available for award and (ii) the number of Shares that remained available for grants under the Company’s 2002 Plan and (iii) the number of Shares underlying then outstanding awards under the 2002 Plan that could be subsequently forfeited, cancelled, expire or are otherwise terminated. The award of stock options (both incentive and non-qualified options) and restricted stock units, and awards of unrestricted Shares to Directors are permitted. The 2011 Plan is administered by the Remuneration Committee of the Company’s Board of Directors and expires on July 12, 2021.

In addition to the grants under the 2011 Plan, the Company grants non-qualified stock options to employees to purchase the Company’s ordinary shares. These grants are made pursuant to employment agreements on terms consistent with the 2011 Plan.

Under the terms of the 2011 Plan, and grants made pursuant to employment agreements, options typically vest over a four year period, expire after a ten-year term and are granted at an exercise price equal to the closing price of the Company’s American Depository Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2015 (in thousands, except for per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2015	10,670	$4.95
Granted	7,976	2.16
Cancelled/Expired	(810)	3.75
Exercised	(18)	1.76

Outstanding, December 31, 2015	17,818	3.76	8.0 years	$1,949

Exercisable, December 31, 2015	9,406	5.02	6.9 years	$833

Vested and Expected to Vest, December 31, 2015	2,756	4.04	8.1 years	$520

Available for future grant as of December 31, 2015	8,960

The weighted average fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 was $2.16, $1.58 and $6.18, respectively.

During the years ended December 31, 2015 and 2014, the Company received cash of $31 thousand and $0.3 million from the exercise of options. The intrinsic value of options exercised during 2015 was $6 thousand and $0.2 million during 2014. As of December 31, 2015 and 2014, there was $14.1 million and $9.4 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.0 years. There was a benefit of $0.7 million and a provision of $2.3 million for the years ended December 31, 2015 and 2014, respectively, reflected within the consolidated statement of cash flows related to excess tax provision on the U.S. federal level that have been realized as an increase in taxes payable. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight line basis.

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

Employee stock options granted prior to June 30, 2009 generally vested over a three-year service period. Employee stock options granted after June 30, 2009 generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The vesting of certain stock options is contingent upon the attainment of performance criteria. The probability that such criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. The Company recorded compensation expense in relation to stock options of $7.9 million, $7.7 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For 2015, 2014 and 2013, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2015	2014	2013
Risk free interest rate	1.37% - 1.68%	1.37% - 1.68%	0.91% - 2.07%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	86% - 97%	97% - 109%	91% - 110%

Restricted Stock Units

The 2011 Plan also allows for granting of restricted stock unit awards under the terms of the Plan. The restricted stock units vest based upon a time-based service condition, a performance condition, or both. The probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. Restricted stock units are recorded as compensation expense based on fair value, representing the market value of the Company’s common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis through the statement of operations over the service period until the shares have vested. The following table presents the restricted stock unit activity for the years ended December 31, 2015 and 2014 (in thousands, except for weighted average amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding—as of January 1, 2014	196	$6.96
Granted	2,255	2.03
Vested	—	—
Forfeited	(195)	3.17

Outstanding—as of December 31, 2014	2,256	2.03
Granted	9,888	2.12
Vested	(821)	2.14
Forfeited	(436)	1.45

Outstanding—as of December 31, 2015	10,887	2.12

The Company recorded compensation expense in relation to restricted stock units of $6.0 million, $1.4 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013 respectively.

The following table presents the stock-based compensation expense related to stock based awards for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Research and development	$3,280	$2,701	$2,837
Selling, general and administrative	10,609	6,321	11,848

Stock-based compensation expense	$13,889	$9,022	$14,685

(13)    Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees to which it made contributions in prior years. The Company did not make any contributions in 2015, 2014 or 2013.

(14)    Related Party Transactions

October 2009 Private Placement

Several of Amarin’s current and former directors and funds connected with them purchased approximately 36.0 million of its ADSs (in the form of common stock) in the October 2009 private placement, including: (i) 17 million ADSs purchased by funds managed by Abingworth LLP, where Dr. Joseph Anderson, a former Director of Amarin, is a partner; (ii) 7 million ADSs purchased by Orbimed Advisors LLC, where Dr. Carl L. Gordon, a former Director of Amarin, is a General Partner; (iii) 7 million ADSs purchased by Sofinnova Venture Partners VII, L.P., where Dr. James I. Healy, a Director of Amarin, is a Managing General Partner; and (iv) 5 million ADSs purchased by Fountain Healthcare Partners Fund 1, L.P. Fountain Healthcare Partners Ltd. is

the sole General Partner of Fountain Healthcare Partners Fund 1, L.P. Dr. Manus Rogan is a Managing Partner of Fountain Healthcare Partners Ltd. and until December 2011 was a non-executive director of Amarin. In addition, for every ADS purchased, the investor received warrants to purchase 0.5 (one half) of an ADS. No warrants remained outstanding as of December 31, 2015. Therefore, the fair value of the warrants held by the current and former directors of the Company and their related investment funds amounted to zero.

March 2015 Private Placement

On March 30, 2015, in connection with the closing of the initial private placement described in Note 10, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. The shares are owned directly by Sofinnova. Dr. James Healy (“Healy”), a member of the Company’s Board and a managing member of Sofinnova Management VII, L.L.C., is a general partner of Sofinnova and may be deemed to have shared voting and dispositive power over the shares owned by Sofinnova. Healy disclaims beneficial ownership over the shares owned by Sofinnova except to the extent of any pecuniary interest therein.

(15)    Quarterly Summarized Financial Information (Unaudited)

	Fiscal years ended December 31, 2015 and 2014
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands, except per share amounts)
Total revenue, net	$15,933	$10,967	$17,707	$12,606	$21,483	$14,149	$26,633	$16,480
Net (loss) income applicable to common shareholders	(31,994)	(25,980)	(62,853)	15,323	(32,321)	(26,050)	(21,891)	(19,657)
(Loss) earnings per share:
Basic	$(0.18)	$(0.15)	$(0.35)	$0.09	$(0.18)	$(0.15)	$(0.12)	$(0.11)
Diluted	$(0.18)	$(0.15)	$(0.35)	$0.08	$(0.18)	$(0.17)	$(0.12)	$(0.11)

(16)    Co-Promotion Agreement

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of Vascepa gross margin that increases during the Agreement’s term, from the high single digits in 2014 to the low twenty percent level in 2018. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for a co-promotion tail fee equal to declining fractions of the co-promotion fee in effect prior to such expiration or termination for periods ranging from one to three years following such expiration or termination.

As of December 31, 2015 and 2014, the Company had a net payable of $2.5 million and a net receivable of $0.6 million, respectively, from Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

(17)    Development, Commercialization and Supply Agreement

On February 26, 2015, the Company entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the terms of the DCS Agreement, the Company granted to Eddingpharm an exclusive (including as to the Company) license with right to sublicense to develop and commercialize Vascepa in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the China Territory and associated expenses. The Company will provide development assistance and be responsible for supplying finished and later bulk drug product at defined prices under negotiated terms. The Company will retain all Vascepa manufacturing rights. Eddingpharm has agreed to certain restrictions regarding the commercialization of competitive products globally and the Company has agreed to certain restrictions regarding the commercialization of competitive products in the China Territory.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 16 years. Consequently, the Company recognized $0.8 million of the up-front payment as licensing revenue during the year ended December 31, 2015 and recorded $14.2 million as deferred revenue as of December 31, 2015.

In addition to the non-refundable, up-front payment, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $154.0 million as well as tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments. The Company recognizes contingent consideration from activities that is earned upon the achievement of a substantive milestone in the period in which the milestone is achieved.

(18)    Subsequent Events

The Company has evaluated subsequent events from December 31, 2015 through the date of the issuance of these consolidated financial statements.