Form 10-Q
period 2016-03-31
AMARIN CORP PLC\UK
filed 2016-05-05
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

183,096,686 shares held as American Depository Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 2,027,655 ordinary shares, were outstanding as of May 1, 2016.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$81,363	$106,961
Restricted cash	600	600
Accounts receivable, net	15,019	13,826
Inventory	21,344	18,985
Prepaid and other current assets	6,105	3,152

Total current assets	124,431	143,524

Property, plant and equipment, net	172	243
Deferred tax assets	18,679	18,233
Other long-term assets	174	174
Intangible asset, net	9,256	9,417

TOTAL ASSETS	$152,712	$171,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$15,137	$10,832
Current portion of long-term debt	12,727	14,742
Deferred revenue, current	1,172	923
Accrued expenses and other current liabilities	24,551	24,226

Total current liabilities	53,587	50,723

Long-Term Liabilities:
Exchangeable senior notes, net of discount	138,703	136,734
Long-term debt	92,016	91,512
Long-term debt derivative liabilities	9,420	8,170
Deferred revenue, long-term	14,822	13,308
Other long-term liabilities	300	335

Total liabilities	308,848	300,782

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of March 31, 2016 and December 31, 2015 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 185,121,923 issued, 184,441,180 outstanding as of March 31, 2016; 183,577,765 issued, 183,403,263 outstanding as of December 31, 2015	151,078	149,978
Additional paid-in capital	818,591	816,171
Treasury stock; 680,743 shares as of March 31, 2016; 174,502 shares as of December 31, 2015	(1,105)	(411)
Accumulated deficit	(1,149,064)	(1,119,293)

Total stockholders’ deficit	(156,136)	(129,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$152,712	$171,591

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Product revenue, net	$25,307	$15,558
Licensing revenue	236	375

Total revenue, net	25,543	15,933

Less: Cost of goods sold	6,896	5,627

Gross margin	18,647	10,306

Operating expenses:
Selling, general and administrative	28,020	24,741
Research and development	13,730	12,614

Total operating expenses	41,750	37,355

Operating loss	(23,103)	(27,049)

(Loss) gain on change in fair value of derivative liabilities	(1,250)	464
Interest expense, net	(5,586)	(4,885)
Other expense, net	(121)	(128)

Loss from operations before taxes	(30,060)	(31,598)
Benefit from income taxes	289	472

Net loss	(29,771)	(31,126)
Preferred stock purchase option	—	(868)

Net loss applicable to common shareholders	$(29,771)	$(31,994)

Loss per share:
Basic	$(0.16)	$(0.18)
Diluted	$(0.16)	$(0.18)

Weighted average shares:
Basic	184,052	175,582
Diluted	184,052	175,582

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2015	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,119,293)	$(129,191)
Exercise of stock options	—	21,369	—	—	15	7	—	—	22
Vesting of restricted stock units	—	1,522,789	(506,241)	—	1,085	(1,085)	(694)	—	(694)
Tax provision on stock-based compensation	—	—	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	—	—	—	3,592	—	—	3,592
Loss for the period	—	—	—	—	—	—	—	(29,771)	(29,771)

March 31, 2016	328,184,640	185,121,923	(680,743)	$24,364	$151,078	$818,591	$(1,105)	$(1,149,064)	$(156,136)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,771)	$(31,126)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	44	42
Loss on sale of fixed assets	48	—
Stock-based compensation	3,597	3,042
Stock-based compensation—warrants	—	(9)
Excess tax provision on stock-based awards	94	552
Amortization of debt discount and debt issuance costs	2,473	1,811
Amortization of intangible asset	161	161
Loss (gain) on change in fair value of derivative liabilities	1,250	(464)
Deferred income taxes	(446)	(95)
Changes in assets and liabilities:
Accounts receivable	(1,193)	(703)
Inventories	(2,359)	(2,450)
Prepaid and other current assets	(2,953)	340
Other non-current assets	—	129
Accrued interest payable	(2,015)	(1,292)
Deferred revenue	1,763	14,625
Accounts payable and other current liabilities	4,531	2,549
Other non-current liabilities	(35)	245

Net cash used in operating activities	(24,811)	(12,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(21)	—

Net cash used in investing activities	(21)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	—	52,253
Proceeds from exercise of stock options, net of transaction costs	22	4
Proceeds from exercise of warrants, net of transaction costs	—	2,713
Excess tax provision on stock-based awards	(94)	(552)
Acquisition of treasury stock	(694)	(117)
Payments under capital leases	—	(2)

Net cash (used in) provided by financing activities	(766)	54,299

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,598)	41,656
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,961	119,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,363	$161,195

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,138	$4,273

Income taxes	$267	$17

Non-cash transactions:
Transfer of preferred stock purchase option derivative liability to equity	$—	$868

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. In January 2013, the Company began selling and marketing Vascepa in the United States. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia the Company commenced marketing Vascepa for use in adult patients with mixed dyslipidemia, as an adjunct to diet and an add-on to statin therapy in patients who despite statin therapy have high triglycerides (TGs >200 mg/dL and <500 mg/dL), which the Company also refers to as persistently high triglycerides. This expanded promotion of Vascepa commenced pursuant to a federal court order and is continuing pursuant to an agreement between the Company and the FDA. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. In May 2014, Kowa Pharmaceuticals America, Inc. commenced co-promotion of Vascepa in accordance with a co-promotion agreement with the Company. Kowa Pharmaceuticals America, Inc. co-promotes Vascepa through its approximately 250 sales representatives who now devote a substantial portion of their time to promoting Vascepa in conjunction with the promotion of Kowa Pharmaceutical America, Inc.’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

The Company is also developing Vascepa for FDA approval of potential additional indications for use. In particular, the Company is conducting a cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and reached its approximately 8,000 patient enrollment target in March 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the 2015 Form 10-K, filed with the SEC. The balance sheet amounts at December 31, 2015 in this report were derived from the Company’s audited 2015 consolidated financial statements included in the 2015 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2016 and March 31, 2015, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. Certain prior year balances have been reclassified to conform to current year presentation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2016, the Company had cash and cash equivalents of $81.4 million. The Company’s condensed consolidated balance sheets also include derivative liabilities as well as long-term debt and exchangeable senior notes. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, may be redeemed on or after January 19, 2017. The outstanding May 2014 exchangeable senior notes, or the 2014 Notes, and the outstanding November 2015 exchangeable senior notes, or the 2015 Notes, may be redeemed on or after January 19, 2019 at the option of the holders and are not puttable by the holders prior to this date except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes and 2015 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the long-term debt and exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company.

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

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa is three years after it has been converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. As of March 31, 2016, the Company had experienced a de minimis quantity of product returns. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2016 and 2015 (in thousands):

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	4,218	11,455	107	2,529	18,309
Provision related to prior period sales	(274)	(435)	—	—	(709)
Credits/payments made for current period sales	(1,463)	(1,228)	—	(322)	(3,013)
Credits/payments made for prior period sales	(2,734)	(6,418)	(82)	(1,284)	(10,518)

Balance at March 31, 2016	$4,043	$13,255	$560	$2,007	$19,865

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2014	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	2,756	5,145	127	1,717	9,745
Provision related to prior period sales	—	74	—	—	74
Credits/payments made for current period sales	(462)	(1,288)	—	(1,085)	(2,835)
Credits/payments made for prior period sales	(1,555)	(3,367)	—	(607)	(5,529)

Balance at March 31, 2015	$2,946	$4,174	$608	$817	$8,545

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

See Note 10—Development, Commercialization and Supply Agreement for further information regarding licensing revenue and milestones related to the Company’s multiple-element arrangement with Eddingpharm (Asia) Macao Commercial Offshore Limited.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Gross trade accounts receivable	$19,292	$18,270
Trade allowances	(4,043)	(4,296)
Chargebacks	(230)	(148)

Accounts receivable, net	$15,019	$13,826

Inventory

The Company states inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, the Company will reduce the carrying value of such inventory to market value. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API.

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

The Company regularly assesses its ability to realize deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact the Company’s income tax expense in the period in which it is determined that these factors have changed.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 are as follows:

In thousands	March 31, 2016	March 31, 2015
Net loss	$(29,771)	$(31,126)
Preferred stock purchase option (see Note 8)	—	(868)

Net loss applicable to common shareholders—basic	(29,771)	(31,994)
Gain on warrant derivative liability	—	(119)

Net loss—diluted	(29,771)	(32,113)
Net loss per share—basic	(0.16)	(0.18)

In thousands	March 31, 2016	March 31, 2015
Weighted average shares outstanding—basic	184,052	175,582
Weighted average shares outstanding—diluted	184,052	175,582
Net loss per share—diluted	$(0.16)	$(0.18)

For the three months ended March 31, 2016 and 2015, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	March 31, 2016	March 31, 2015
Stock options	20,807	12,078
Restricted stock and restricted stock units	10,673	4,071
Exchangeable senior notes (if converted)	59,407	49,215
Preferred stock (if converted)	32,818	35,215

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in the 2012 Notes, 2014 Notes, and 2015 Notes qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be settled, at the Company’s discretion, in any combination of ADSs or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was amortized over the expected term of the instrument. The conversion features in the 2014 Notes and 2015 Notes may only be settled in ADSs upon conversion and have been accounted for as part of the debt host.

The conversion options in the 2012 Notes, 2014 Notes, and 2015 Notes continue to be evaluated on a quarterly basis to determine if they still receive an exception from derivative accounting in accordance with ASC 815-40. The 2014 Notes were recognized initially at fair value as part of an extinguishment of a portion of the 2012 Notes. As a result, the 2014 Notes were initially recognized at a discount of $27.9 million. The 2015 Notes were recognized initially at fair value as part of the issuance of new debt in November 2015. As a result, the 2015 Notes were initially recognized at a discount of $3.8 million. These discounts are being amortized through interest expense over the expected terms of the 2014 Notes and 2015 Notes, which is through January 2019 for each. See Note 6—Debt for further discussion.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% and 94% of gross product sales for the three months ending March 31, 2016 and 2015, respectively, and represented 95% and 94% of the gross accounts receivable balance as of March 31, 2016 and 2015, respectively. The Company has not experienced any write-offs of its accounts receivable.

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

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other expense, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other expense, net in the consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar.

Debt Issuance Costs

Prior to January 2016, debt issuance costs were initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and as such began recording debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest method over the expected term of the related debt. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.9 million of underwriters’ fees and offering costs related to the 2014 and 2015 exchangeable notes from other long-term assets to exchangeable senior notes, net of discount, within the condensed consolidated balance sheet as of December 31, 2015. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other expense, net in the consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of March 31, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,195	$14,195	$—	$—

Liabilities:
Long-term debt derivative liabilities	$9,420	$—	$—	$9,420

	December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,184	$14,184	$—	$—

Liabilities:
Long-term debt derivative liabilities	$8,170	$—	$—	$8,170

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$92,016	$85,700	$91,512	$87,700
2012 Notes	15,107	14,050	15,107	13,637
2014 Notes	96,257	95,878	94,599	108,034
2015 Notes	27,339	25,247	27,028	28,448

The estimated fair value of the long-term debt pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Redemption Features below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices, while the estimated fair value of the 2015 Notes is calculated based on Level 2 quoted bond prices for the 2014 Notes. The carrying value of the 2012 Notes as of March 31, 2016 and December 31, 2015 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. The carrying value of the 2014 Notes as of March 31, 2016 and December 31, 2015 includes a debt discount of $22.5 million and $24.1 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2014 Notes, through January 2019. The carrying value of the 2015 Notes as of March 31, 2016 and December 31, 2015 includes a debt discount of $3.9 million and $4.2 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2015 Notes, through January 2019. The carrying values and related debt discounts of the 2014 Notes and 2015 Notes as of December 31, 2015 reflect the retroactive reclassification of debt issuance costs per adoption of ASU No. 2015-03 as described in Note 6—Debt. The change in the estimated fair values of these liabilities from December 31, 2015 to March 31, 2016 is largely related to changes in the quoted bond prices.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability (discussed in Note 5—Warrants and Warrant Derivative Liability) was carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. During the three months ended March 31, 2015, of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised while the remaining 6,242,803 warrants expired, and the related derivative liability was extinguished. As such, no warrants were outstanding as of March 31, 2016 and December 31, 2015.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 6—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of March 31, 2016, the fair value of the derivative was determined to be $5.9 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.8 and 7.1 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 12.3% and 25.1%. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.0 and 7.3 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 13.0% and 30.7%. As such, the Company recognized a $0.4 million loss on change in fair value of derivative liability for the three months ended March 31, 2016.

The Company’s 2014 Notes and 2015 Notes each contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of March 31, 2016, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.8 million and $0.7 million, respectively, and the debts were valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 27.7%, (iii) a risk-free interest rate of 2.4% and (iv) volatility of 90.0%. As of December 31, 2015, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.1 million and $0.6 million, respectively, and the debts were valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 25.6%, (iii) a risk-free interest rate of 2.9% and (iv) volatility of 89.0%. As such, the Company recognized a $0.7 million loss and $0.1 million loss on change in fair value of derivative liability for the 2014 Notes and 2015 Notes, respectively, for the three months ended March 31, 2016.

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

The change in the fair value of derivative liabilities for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance at December 31, 2015	$—	$8,170	$—	$8,170
Loss on change in fair value of derivative liabilities	—	1,250	—	1,250

Balance at March 31, 2016	$—	$9,420	$—	$9,420

	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance at December 31, 2014	$119	$7,400	$—	$7,519
Record derivative liability	—	—	868	868
(Gain) loss on change in fair value of derivative liabilities	(110)	(1,300)	946	(464)
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance at March 31, 2015	$—	$6,100	$—	$6,100

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2016:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company has determined that this standard would not have a material impact on its consolidated financial statements based on the assessment of its ability to continue as a going concern as of March 31, 2016.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) within the balance sheet or the accompanying notes to the financial statements, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost within the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, among others. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Under the new guidance, lessor accounting is largely unchanged but certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities and therefore, will no longer be provided with a source of off-balance sheet financing. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This amendment clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The new guidance is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Also in March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting, and allows companies to make a policy election to account for forfeitures as they occur. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606 and is effective for the Company’s fiscal year beginning January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 14.3 years. The carrying value as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Technology rights	$11,624	$11,624
Accumulated amortization	(2,368)	(2,207)

	$9,256	$9,417

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$9,049	$9,096
Work in process	9,528	1,640
Finished goods	2,767	8,249

Total inventory	$21,344	$18,985

(5)	Warrants and Warrant Derivative Liability

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

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. During the three months ended March 31, 2015, of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, the remaining 6,242,803 warrants expired, and the related derivative liability was extinguished. As such, no warrants were outstanding as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, the remaining amount to be repaid to BioPharma is $134.6 million. During the three months ended March 31, 2016, the Company made repayments under the agreement of $2.6 million to BioPharma and an additional $2.5 million is scheduled to be paid in May 2016 for the first quarter of 2016. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid.

The maximum quarterly amounts which could be due for payment, except upon a change of control and subject each quarter to the threshold limitation, are as follows: $15.0 million in the third quarter of 2016 and in each of the next two quarters, and a payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a loss on change in fair value of derivative liability of $0.4 million during the three months ended March 31, 2016 and recognized no change in fair value of derivative liability during the three months ended March 31, 2015.

The Company recorded cash and non-cash interest expense of $1.7 million and $0.5 million, respectively, in connection with the BioPharma debt during each quarter ended March 31, 2016 and 2015. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if the Company pays cash dividends. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 1,714,270 ADSs. Based on the closing price of the Company’s stock at March 31, 2016, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $12.5 million.

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with both the SEC and the Trustee and (iii) maintaining the tradability of the 2012 Notes. The Company is required to use commercially reasonable efforts to maintain the listing of the 2012 Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the Note Indenture). If the 2012 Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the Indenture or the 2012 Notes, the Company shall pay additional interest on the 2012 Notes at the rate of 0.50% per annum of the principal amount of 2012 Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the 2012 Notes are not freely tradable.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of both March 31, 2016 and December 31, 2015, the discount created from the allocation of the proceeds to the conversion option was fully amortized and the carrying amount of the conversion option was $11.5 million. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of both March 31, 2016 and December 31, 2015, the debt discount was fully amortized and the carrying value of the 2012 Notes was $15.1 million after an exchange and repayment of a portion of the 2012 Notes (see below for further discussion of the May 2014 Notes and November 2015 Notes).

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

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock at March 31, 2016, the principal amount of the 2014 Notes would exceed the value of the shares if converted on that date by $48.9 million.

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

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and initially recognized those costs as deferred assets. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.8 million of underwriters’ fees and offering costs related to the 2014 Notes from other long-term assets to exchangeable senior notes, net of discount, within the condensed consolidated balance sheet as of December 31, 2015.

The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above). The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. During the three months ended March 31, 2016 and 2015, the Company recognized a $0.7 million loss and a $1.3 million gain on the change in fair value of the redemption feature respectively.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the statement of operations as interest expense. As of March 31, 2016 and December 31, 2015, the carrying value of the 2014 Notes, net of the unamortized debt discount and issuance costs, was $96.3 million and $94.6 million, respectively. During the three months ended March 31, 2016, the Company recognized aggregate interest expense of $2.8 million related to the Notes, of which $1.6 million represents non-cash interest and $1.2 million represents contractual coupon interest. During the three months ended March 31, 2015, the Company recognized aggregate interest expense of $2.8 million related to the Notes, of which $1.5 million represents non-cash interest and $1.3 million represents contractual coupon interest.

November 2015 Exchangeable Senior Notes

In November 2015, the Company entered into a privately negotiated subscription agreement with one of its existing investors (the “Investor”), pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Approximately $15.9 million of such proceeds were used to finance the repayment of a portion of the 2012 Notes and the remainder will be used for working capital and general corporate purposes. The 2015 Notes have substantially identical terms to the 2014 Notes, except that the 2015 Notes were issued by Amarin Corporation plc and are not guaranteed by any entity. In the event of physical settlement, the 2015 Notes would be exchangeable into 12,025,385 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of 2015 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS), provided that exchanges will be prohibited if, as a result, the holder of such 2015 Notes and its affiliates would beneficially own more than 4.99% of the total number of the Company’s ordinary shares or ADSs outstanding following such exchange (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% (the “Beneficial Ownership Cap”) specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock as of March 31, 2016, the principal amount of the 2015 Notes would exceed the value of the shares if converted on that date by $12.9 million.

The 2015 Notes are the senior unsecured obligations of the Company. The 2015 Notes bear interest at a rate of 3.5% per annum from, and including, November 24, 2015, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2015 Notes mature on January 15, 2032, unless earlier repurchased or redeemed by the Company or exchanged by the holders.

The 2015 Notes were recorded at fair value of $27.5 million representing a $3.8 million discount to par. In addition, the Company recognized $0.1 million in offering costs and initially recognized those costs as deferred assets. As described for the 2014 Notes above, effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. As the standard is required to be adopted on a retrospective basis, the Company reclassified $0.1 million of underwriters’ fees and offering costs related to the 2015 Notes from other long-term assets to exchangeable senior notes, net of discount, within the condensed consolidated balance sheet as of December 31, 2015.

The Company further allocated $0.5 million of the $27.5 million fair value of the 2015 Notes to the derivative liability related to the fundamental change redemption feature (as described under the 2014 Notes above). The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. During the three months ended March 31, 2016, the Company recognized a loss on the change in fair value of the redemption feature of $0.1 million.

Because the conversion option in the 2015 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2015 Notes and recognized in the statement of operations as interest expense. As of March 31 2016 and December 31, 2015, the carrying value of the 2015 Notes, net of the unamortized debt discount and issuance costs, was $27.3 million and $27.0 million, respectively. During the three months ended March 31, 2016, the Company recognized aggregate interest expense of $0.6 million related to the 2015 Notes, of which $0.3 million represents non-cash interest and $0.3 million represents contractual coupon interest.

Concurrent with the issuance of the 2015 Notes, Corsicanto Limited and the Company entered into separate, privately negotiated purchase agreements with certain holders of the 2012 Notes pursuant to which the Company purchased (the “2012 Notes Purchase”) approximately $16.2 million in aggregate principal amount of the 2012 Notes for $15.9 million, which included accrued but unpaid interest on such 2012 Notes. The 2012 Notes Purchase was funded by the issuance of the 2015 Notes. Following the closing of the 2012 Notes Purchase, Corsicanto had approximately $15.1 million in aggregate principal amount of 2012 Notes outstanding. The 2012 Notes Purchase was accounted for as an extinguishment of debt and the Company recorded a gain of $1.3 million upon extinguishment, which represents the reacquisition of the conversion option at fair value and a negotiated discount on the purchase of the notes partially offset by legal and transaction advisory costs incurred.

As of March 31, 2016 and December 31, 2015, the Company had total accrued interest on the notes of $1.2 million and $2.3 million, respectively, which is included in other current liabilities. The Company made the contractual interest payments due on the notes during the three months ended March 31, 2016 and 2015.

(7)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 includes a discussion of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

On May 7, 2015, the Company and a group of independent physicians filed a lawsuit in federal court to permit the Company to promote truthful and non-misleading information, including, but not limited to, the ANCHOR trial clinical data, with healthcare professionals in the United States about certain uses of Vascepa not included within approved FDA labeling of Vascepa and thus not permitted under the FDA’s interpretation of applicable law. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York and sought a judicial declaration based on several legal theories. On August 7, 2015, the court granted the Company’s request for preliminary relief in this litigation through a declaratory judgment that confirmed that the Company may engage in truthful and non-misleading speech promoting the off-label use of Vascepa, i.e., to treat patients with persistently high triglycerides, and such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. On March 8, 2016, the parties obtained court approval of negotiated settlement terms that resolved the causes of action raised in the litigation. Under the settlement, the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 7, 2015 declaration that the Company may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that the Company proposed to make to healthcare professionals were truthful and non-misleading as of such date.

On April 26, 2016, the U.S. District Court for the District of New Jersey granted a motion to dismiss in favor of the Company and related defendants in the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that the Company and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. This is the second motion to dismiss granted in favor of the Company and related defendants in this litigation. The first motion to dismiss in this litigation was granted in June 2015 in response to the original complaint and related amendment. Should plaintiffs file another amended complaint or appeal, the Company plans a vigorous defense. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

Milestone and Supply Purchase Obligations

The Company entered into long-term supply agreements with multiple FDA-approved API suppliers and encapsulators. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls, as detailed below.

The Company entered into its initial Vascepa API supply agreement with Nisshin Pharma, Inc. (“Nisshin”) in 2010. In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc. (“Chemport”) and BASF (formerly Equateq Limited), for the supply of API. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. (“Slanmhor”). The API supply agreement with BASF terminated in February 2014. In July 2014, the Company terminated the supply agreement with Slanmhor and subsequently, in July 2015, entered into a new supply agreement with Finorga SAS (“Novasep”). These agreements included requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers as described below.

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of March 31, 2016, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

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

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”) upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.8 million at March 31, 2016). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.2 million at March 31, 2016) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $14.4 million at March 31, 2016).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated at March 31, 2016.

(8)	Equity

Warrants

During the three months ended March 31, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively. There was no warrant activity during the three months ended March 31, 2016 and no warrants remained outstanding as of March 31, 2016.

Incentive Equity Awards

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The guidance became effective for all entities during the first quarter of fiscal 2016. The Company previously accounted for awards in a manner consistent with the new guidance and as such, adoption of the guidance did not have any impact on the Company’s condensed consolidated financial statements.

As of March 31, 2016, there were an aggregate of 20,806,897 stock options and 10,672,834 restricted stock units (“RSUs”) outstanding, representing approximately 8% and 4%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the three months ended March 31, 2016 and 2015, the Company issued 21,369 and 2,114 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $22 thousand during the three months ended March 31, 2016 and $4 thousand during the three months ended March 31, 2015.

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest annually over a three year period and the stock options vest monthly over a four year period.

On July 6, 2015, the Company granted a total of 1,455,000 RSUs and 5,470,000 stock options to employees under the 2011 Plan. The RSUs granted vest over a four year period. Of the total stock options granted, 3,670,000 stock options vest over a four year period while the remaining 1,800,000 stock options vest upon the achievement of certain performance conditions. During the three months ended March 31, 2016, the Company issued 90,937 common shares related to the vesting of these RSUs, of which 34,801 shares were retained as treasury shares as settlement of employee tax obligations.

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

On January 29, 2015, the Company granted a total of 2,564,251 RSUs and 1,622,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. Also on January 29, 2015, the Company granted 5,455,500 RSUs to employees under the 2011 Plan that vest upon the achievement of certain performance conditions. The issuance of these performance RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on July 6, 2015. During the three months ended March 31, 2016, the Company issued 818,352 common shares related to the vesting of these RSUs, of which 270,329 shares were retained as treasury shares as settlement of employee tax obligations.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. Subsequently, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

The Series A Preference Shares contain a contingent beneficial conversion feature (“BCF”) because they contain a conversion feature at a fixed rate that was in-the-money when issued. The BCF was recorded in the year ended December 31, 2015 as a result of the related Form S-3 Registration Statement being declared effective, which represents the resolution of the contingency to convert the Series A Preference Shares. The BCF was recognized in stockholders’ deficit and was measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the ordinary shares into which the preferred shares are convertible was $1.50, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the effective purchase price of the ordinary shares and the market value ($2.39 per share) on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF resulting from the issuance of the Series A Preference Shares was determined to be $31.3 million. The BCF was recorded as a non-cash dividend to preferred shareholders through accumulated deficit, and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the year ended December 31, 2015.

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement (the “Second Private Placement”). In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the Second Private Placement was conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Such approval was received at the Company’s Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of the Second Private Placement occurred on July 10, 2015. The Company issued 38,867,180 restricted ADSs at that time, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. Dr. James Healy, a member of the Company’s Board, is a managing general partner of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova.

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date on which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date. Subsequent to approval of the Second Private

Placement in July 2015, the Company recorded the remaining value of the BCF related to this share issuance as a non-cash dividend to preferred shareholders through accumulated deficit. The value of the BCF was determined on the same basis as the first private placement and amounted to $3.4 million less $1.8 million previously recorded for the preferred stock purchase option for a net non-cash charge of $1.6 million.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, is nineteen percent (19%) in 2016, and is scheduled to increase to low twenty percent levels in 2017 and 2018, subject to certain adjustments. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for a co-promotion tail fee equal to declining fractions of the co-promotion fee in effect prior to such expiration or termination for periods ranging from one to three years following such expiration or termination.

As of March 31, 2016 and December 31, 2015, the Company had a net payable of $1.1 million and $2.5 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 16 years. In March 2016, Eddingpharm submitted its clinical trial application (“CTA”) with respect to the MARINE indication for Vascepa to the Chinese regulatory authority. Following the CTA submission, the Company is entitled to receive a non-refundable $1.0 million milestone payment, which it will recognize as revenue over the estimated period in which the Company is required to provide on-going development support needed to support the successful approval for a new drug application, which is currently estimated to be a period of approximately four years.

In addition to the non-refundable, up-front and regulatory milestone payments described above, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $153.0 million as well as tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments. The Company recognizes contingent consideration from activities that is earned upon the achievement of a substantive milestone in the period in which the milestone is achieved.

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments related to the DCS Agreement and other licensing agreements outside the United States. Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the three months ended March 31, 2016 and 2015, the Company recognized $0.2 million and $0.4 million of up-front and milestone payments as licensing revenue, respectively, and recorded $16.0 million as deferred revenue as of March 31, 2016.

(11)	Subsequent Events

The Company has evaluated subsequent events from March 31, 2016 through the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and below under Part II, Item IA, “Risk Factors”.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistently high triglycerides. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we also began marketing Vascepa in the United States for the treatment of the patient population studied in the ANCHOR study based on the federal court declaration described below. In March 2016, we reached agreement with the FDA and U.S. government under which they agreed to be bound by the terms of the August 2015 judicial declaration. Vascepa is available in the United States by prescription only.

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

Triglycerides are the main constituent of body fat in humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG >150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available and published in 2018. In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events has triggered preparation for a pre-specified interim review of the efficacy and safety results by the independent data monitoring committee (DMC). We currently expect the independent interim analysis to be conducted in September or October 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study and it is our expectation that the trial will run to completion. In addition, we have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. The DMC has been more frequently examining interim reviews of the safety data from the study. Following each of these reviews, the DMC has communicated to us that we should continue the study as planned. We remain blinded to all data from the study. As previously announced, we reached the enrollment target of approximately 8,000 patients in March 2016 and have since begun to wind down patient enrollment on a country by country basis. Since patient enrollment commenced in 2011, more than 20,000 patient years of study experience have been accumulated in REDUCE-IT.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA-approved labelling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permitted us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

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

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margins that increases during the term. The percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, is nineteen percent (19%) in 2016, and is scheduled to increase to low twenty percent levels in 2017 and 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which Kowa Pharmaceuticals America, Inc. will be entitled to earn tail royalties equal to declining fractions of the co-promotion fee in effect prior to such expiration for periods ranging from one to three years following such expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2016 and 2015 was approximately 201,000 and 130,000, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2016 and 2015 was approximately 214,000 and 137,000, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). The data reported above is based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results are generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth may be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

In August 2015, we and our co-promotion partner began communicating ANCHOR clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 7, 2015 federal district court declaration and related settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data.

Commercialization – Outside the United States

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States based on the MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa. Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, a non-refundable milestone payment of $1.0 million which became due upon successful submission of a clinical trial application with respect to the MARINE indication for Vascepa to the Chinese regulatory authority in March 2016, and future development, regulatory and sales-based milestone payments of up to an additional $153.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

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

REDUCE-IT is designed to enroll approximately 8,000 patients. This enrollment target has been reached and we have begun to wind down patient enrollment on a country by country basis. Since patient enrollment commenced in 2011, more than 20,000 patient years of study experience have been accumulated in REDUCE-IT.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available in 2018. In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events has triggered preparation for a pre-specified interim review of the efficacy and safety results by the independent DMC. We currently expect the independent interim analysis to be conducted in September or October 2016. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at the interim analysis is considerably higher than the threshold for defining statistical significance at the end of the study and it is our expectation that the trial will run to completion. In addition, we have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. Amarin remains blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at the interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete. The DMC has periodically reviewed unblinded safety data since initiation of the REDUCE-IT study in 2011 and, after each such meeting to date, has recommended that the study be continued as planned. The pre-specified interim review at 60% of the target aggregate number of cardiovascular events will involve a look by the DMC in closed session at all efficacy and safety data available from the REDUCE-IT study at that time. Interim looks by independent DMCs are common in large, long-term outcomes studies. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look.

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

Financial Position

We believe that our cash and cash equivalents of $81.4 million as of March 31, 2016 will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Through March 31, 2016, product returns were de minimis.

Licensing revenue. Licensing revenue currently consists of revenue attributable to receipt of up-front, non-refundable payments and milestone payments related to license and distribution agreements for Vascepa outside the United States. Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements.

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

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts, including patent costs and milestone payments, as well as costs of product supply received from suppliers when such receipt by us is prior to regulatory approval of the supplier. We expense research and development costs as incurred.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities is comprised of: (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 financing with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma, (iii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

Interest and Other Expense, Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our 3.5% exchangeable notes and interest incurred under our December 2012 financing arrangement with BioPharma. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest income consists of interest earned on our cash and cash equivalents. Other expense, net, consists primarily of foreign exchange losses and gains.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $25.3 million and $15.6 million based on sales to Distributors during the three months ended March 31, 2016 and 2015, respectively. Through March 31, 2016, product returns were de minimis.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health Solutions and IMS Health in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated channel inventory would result in a change of approximately 0.5% in net product revenues reported during each of the three months ended March 31, 2016 and 2015.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date, which include our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished during the three months ended March 31, 2015), the change in control provision associated with our December 2012 debt financing and the change in control provision associated with our May 2014 and November 2015 exchangeable senior notes.

Inventory—We capitalize purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. During the periods presented, we purchased API for Vascepa from three FDA-approved suppliers. If we add a new API supplier, all Vascepa API purchased from such supplier is included as a component of research and development expense until the new API supplier is approved. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. We state inventories at the lower of cost or market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected market value due to obsolescence, damage or quantities in excess of expected demand, we will reduce the carrying value of such inventory to market value. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of its U.S. deferred tax assets at March 31, 2016, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of March 31, 2016. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by us as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2016:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We have determined that this standard would not have a material impact on our consolidated financial statements based on the assessment of our ability to continue as a going concern as of March 31, 2016.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) within the balance sheet or the accompanying notes to the financial statements, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost within the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, among others. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Under the new guidance, lessor accounting is largely unchanged but certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities and therefore, will no longer be provided with a source of off-balance sheet financing. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This amendment clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The new guidance is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and is effective for fiscal years beginning January 1, 2018. Early adoption is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Also in March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting, and allows companies to make a policy election to account for forfeitures as they occur. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606 and is effective for fiscal years beginning January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

Product Revenue, net. We recorded product revenue of $25.3 million and $15.6 million during the three months ended March 31, 2016 and 2015, respectively, an increase of $9.7 million, or 63%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions as well as an increase in the net selling price of Vascepa. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions were approximately 71,000 and 77,000, respectively, representing growth of 55% and 56%, respectively, over the three months ended March 31, 2015. The level of inventories held by our customers as of March 31, 2016 was slightly lower as compared to inventories held as of March 31, 2015 based on days on hand. All of our product revenue in the three months ended March 31, 2016 and 2015 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Through March 31, 2016, product returns of Vascepa were de minimis. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended March 31, 2016 and 2015, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended March 31, 2016 and 2015 was up to $70 per prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended March 31, 2016 and 2015 was $0.24 million and $0.38 million, respectively, a decrease of $0.14 million, or 37%. Licensing revenue relates primarily to the amortization of a $15.0 million up-front payment received in February 2015 associated with a Vascepa licensing agreement for the China Territory. The up-front payment is being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply, which is currently anticipated to be a period of approximately 16 years. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2016 and 2015 was $6.9 million and $5.6 million, respectively, an increase of $1.3 million, or 23%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2016 and 2015 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the three months ended March 31, 2016 and 2015 was 73% and 64%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2016 and 2015 was $28.0 million and $24.7 million, respectively, an increase of $3.3 million, or 13%. Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative expense (1)	$21,638	$21,029
Co-promotion fees (2)	3,498	1,490
Non-cash stock based compensation expense (3)	2,884	2,231
Non-cash warrant related compensation income	—	(9)

Total selling, general and administrative expense	$28,020	$24,741

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants and co-promotion fees, for the three months ended March 31, 2016 and 2015 was $21.6 million and $21.0 million, respectively, an increase of $0.6 million, or 3%. The increase is due primarily to increased sales and marketing spend in support of expanded Vascepa promotion following the federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial data to be communicated to healthcare professionals, partially offset by a decrease of approximately $2.2 million in legal costs associated with the timing of various legal matters.
(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended March 31, 2016 and 2015 were $3.5 million and $1.5 million, respectively, an increase of $2.0 million, or 135%. The increase is due primarily to an increase in gross margin on product sales in the first quarter of 2016 compared to the first quarter of 2015, coupled with an increase in the percentage of aggregate Vascepa gross margins earned by Kowa Pharmaceuticals America, Inc. from 15% in 2015 to 19% in 2016.
(3)	Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $2.9 million and $2.2 million, respectively, an increase of $0.7 million, or 29%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

We currently anticipate that prior to REDUCE-IT data, our selling, general and administrative costs in 2016 as a whole will be substantially consistent with that in 2015, with the exception of non-cash costs and anticipated increases in the co-promotion fees earned by Kowa Pharmaceuticals America, Inc. based on anticipated increases in net product revenues and the terms of our co-promotion agreement with Kowa Pharmaceuticals America, Inc.

Research and Development Expense. Research and development expense for the three months ended March 31, 2016 and 2015 was $13.7 million and $12.6 million, respectively, an increase of $1.1 million, or 9%. Research and development expenses for the three months ended March 31, 2016 and 2015 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
REDUCE-IT study (1)	$9,363	$8,420
Regulatory filing fees and expenses (2)	707	415
Internal staffing, overhead and other (3)	2,947	2,968

Research and development expense, excluding non-cash expense	13,017	11,803
Non-cash stock-based compensation (4)	713	811

Total research and development expense	$13,730	$12,614

The increase in research and development expenses for the quarter ended March 31, 2016, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended March, 31, 2016 and 2015, we incurred expenses through our CRO in connection with this trial of approximately $7.6 million and $6.6 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended March 31, 2016 and 2015 for REDUCE-IT were approximately $9.4 million and $8.4 million, respectively. The increase in expenses in 2016 as compared to 2015 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the quarters ended March 31, 2016 and 2015 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Research and development costs, excluding non-cash costs, are expected to vary from quarter to quarter in 2016 due to the timing of REDUCE-IT costs.

(Loss) Gain on Change in Fair Value of Derivative Liabilities. (Loss) gain on change in fair value of derivative liabilities for the three months ended March 31, 2016 was a loss of $1.3 million versus a gain of $0.5 million in the prior year period. (Loss) gain on change in fair value of derivative liabilities is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes; and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability was related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 per warrant and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants were classified as a derivative liability, they were revalued at each reporting period, with changes in fair value recognized in the statement of operations. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of March 31, 2015 and the derivative liability was extinguished. The fair value of the warrant derivative liability as of December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the three months ended March 31, 2015. There was no such change in fair value of derivative liability for the three months ended March 31, 2016.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of March 31, 2016, the fair value of the derivative was determined to be $5.9 million. As such, we recognized a $0.4 million loss on change in fair value of derivative liability for the three months ended March 31, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of March 31, 2015, the fair value of the derivative was also determined to be $4.8 million. As such, we recognized no change in fair value of derivative liability for the three months ended March 31, 2015.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivative was determined to be $2.1 million, and as of March 31, 2016, the fair value of the derivative was determined to be $2.8 million. As such, we recognized a $0.7 million loss on change in fair value of derivative liability for the three months ended March 31, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and as of March 31, 2015, the fair value of the derivative was determined to be $1.3 million. As such, we recognized a $1.3 million gain on change in fair value of derivative liability for the three months ended March 31, 2015.

Our 2015 Notes, issued in November 2015, contain the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. As of December 31, 2015, the fair value of the derivative was determined to be $0.6 million and as of March 31, 2016, the fair value of the derivative was determined to be $0.7 million. As such, we recognized a $0.1 million loss on change in fair value of derivative liability for the three months ended March 31, 2016. There was no such change in fair value of derivative liability for the three months ended March 31, 2015.

In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the three months ended March 31, 2015. The liability was then marked to fair value through March 30, 2015, the date on which we executed a separate subscription agreement with the investor, resulting in a charge of $0.9 million through (loss) gain on change in fair value of derivatives in the three months ended March 31, 2015. The liability was reclassified to permanent equity on such date. There was no such change in fair value of derivative liability for the three months ended March 31, 2016.

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

Interest Expense, net. Net interest expense for the three months ended March 31, 2016 and 2015 was $5.6 million and $4.9 million, respectively, an increase of $0.7 million, or 14%. Net interest expense for the three months ended March 31, 2016 and 2015 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Exchangeable senior notes (1):
Amortization of debt discounts	$1,969	$1,452
Contractual coupon interest	1,445	1,312

Total exchangeable senior notes interest expense	3,414	2,764
Long-term debt—BioPharma financing (2):
Cash interest—current	1,678	1,556
Cash interest—deferred	—	112
Non-cash interest	505	465

Total long-term debt interest expense	2,183	2,133
Other interest expense	5	—

Total interest expense	5,602	4,897
Interest income (3)	(16)	(12)

Total interest expense, net	$5,586	$4,885

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended March 31, 2016 and 2015 was $3.4 million and $2.8 million, respectively.
(2)	Cash and non-cash interest expenses related to the BioPharma financing for the three months ended March 31, 2016 and 2015 were $2.2 million and $2.1 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the three months ended March 31, 2016 and 2015 was $0.02 million and $0.01 million, respectively. Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for the three months ended March 31, 2016 and 2015 was $0.1 million in each period. Other expense, net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.5 million, respectively. The current benefit relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Preferred Stock Purchase Option. In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the three months ended March 31, 2015. There was no such adjustment for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2016 include cash and cash equivalents of $81.4 million. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2016	2015
Cash (used in) provided by:
Operating activities	$(24.8)	$(12.6)
Investing activities	—	—
Financing activities	(0.8)	54.3

(Decrease) increase in cash and cash equivalents	$(25.6)	$41.7

We expect that our net cash used in operations during the three months ended March 31, 2016 will be the highest of any quarterly net cash used in operations during 2016, with reductions in net cash used in operations after March 31, 2016 resulting from anticipated increased collections from expected higher revenues and the timing of certain year-end expenses which were paid in the first quarter of 2016. Net cash used in operating activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased primarily as a result of receipt in 2015 of $15.0 million in up-front proceeds from the Eddingpharm license agreement. Increased sales and marketing spend in 2016 in support of expanded Vascepa promotion was more than offset by higher collections from product sales.

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of March 31, 2016, the net remaining amount to be repaid to BioPharma is $134.6 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $35.1 million. The quarterly repayments through March 31, 2016 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

On January 9, 2012, through our wholly-owned subsidiary Corsicanto Limited, or Corsicanto, a private limited company incorporated under the laws of Ireland, we completed a private placement of $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. On May 20, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, $16.2 million of the 2012 Notes was extinguished, following which $15.1 million in aggregate principal amount of the 2012 Notes remains outstanding with terms unchanged.

On November 24, 2015, we entered into a privately negotiated subscription agreement with one of our existing investors, or the Investor, pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032, or the 2015 Notes, for approximately $27.5 million.

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

The 2014 Notes were issued pursuant to an indenture dated May 20, 2014 by and among Corsicanto, us as guarantor, and Wells Fargo Bank, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by us. The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange their 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the Indenture) occurs or we elect to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the Indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the Indenture. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. The 2015 Notes have substantially identical terms to the 2014 Notes, except that the 2015 Notes were issued by us and are not guaranteed by any entity.

As of March 31, 2016, we had cash and cash equivalents of $81.4 million, a decrease of $25.6 million from December 31, 2015. The decrease is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT, less accounts receivable collections. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.1 billion as of March 31, 2016. We believe that our cash and cash equivalents will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport, and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS, LLC, or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.

We have operating lease costs consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, offset by sublease rental income.

Under the terms of the agreement with BioPharma, we agreed to repay up to $150 million of future revenue and receivables. As of March 31, 2016, the net remaining amount to be repaid to BioPharma is $134.6 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $35.1 million. The quarterly repayments through March 31, 2016 represented interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

We have scheduled interest payments due under the terms of the 2012 Notes, 2014 Notes, and 2015 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes and 2015 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADSs.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. In August 2014, we entered into a second equity sale and purchase agreement between this supplier and another third party in which we agreed to sell approximately $1.0 million of our remaining investment. This transaction closed in the fourth quarter of 2014. The remaining carrying amount of $0.2 million as of both March 31, 2016 and December 31, 2015 is included in other long term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.2 million in each of the three months ended March 31, 2016 and 2015. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.8 million as of March 31, 2016). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.2 million as of March 31, 2016) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $14.4 million as of March 31, 2016).

We have recorded a liability of $0.1 million for uncertain tax positions in other long-term liabilities as of March 31, 2016. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We do not enter into financial instruments for trading or speculative purposes. As of March 31, 2016, we had no outstanding forward exchange contracts.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016.

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

As of March 31, 2016 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 includes a discussion of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

On May 7, 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote truthful and non-misleading information, including, but not limited to, the ANCHOR trial clinical data, with healthcare professionals in the United States about certain uses of Vascepa not included within approved FDA labeling of Vascepa and thus not permitted under the FDA’s interpretation of applicable law. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York and sought a judicial declaration based on several legal theories. On August 7, 2015, the court granted our request for preliminary relief in this litigation through a declaratory judgment that confirmed that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa, i.e., to treat patients with persistently high triglycerides, and such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. On March 8, 2016, the parties obtained court approval of negotiated settlement terms that resolved the causes of action raised in the litigation. Under the settlement, the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 7, 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading as of such date.

On April 26, 2016, the U.S. District Court for the District of New Jersey granted our motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that we and certain of our current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. This is the second motion to dismiss granted in favor of Amarin and related defendants in this litigation. The first motion to dismiss in this litigation was granted in June 2015 in response to the original complaint and related amendment. Should plaintiffs file another amended complaint or appeal, we plan a vigorous defense. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on February 25, 2016.

Risks Related to the Commercialization and Development of Vascepa

We are substantially dependent upon sales of Vascepa in the United States.

As a result of our reliance on a single product, Vascepa® (icosapent ethyl) capsules, and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depends on our ability to execute our commercial strategy for Vascepa in the United States. If commercialization efforts for Vascepa are not successful, our business will be materially and adversely affected.

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

The uncertainties around the ultimate clinical benefit of Vascepa make it more difficult for Vascepa to gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable. The degree of market acceptance of Vascepa for the MARINE indication and in ANCHOR patients and any future approved indications will depend on a number of factors, including:

•	the perceived efficacy, safety and potential advantages of Vascepa, as compared to alternative treatments;

•	our ability to offer Vascepa for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;

•	publicity concerning Vascepa or competing products;

•	our ability to continually promote Vascepa in the United States outside of FDA-approved labeling and the related perception thereof;

•	sufficient third-party coverage or reimbursement for on-label use, and for permitted off-label use, the third-party coverage or reimbursement for which was not addressed in the scope of the August 2015 court declaration; and

•	the actual efficacy of the product and the prevalence and severity of any side effects, including any limitations or warnings contained in Vascepa’s approved labeling.

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

In August 2015, based on a federal court order, we began marketing Vascepa in the United States to healthcare professionals for the treatment of patients in the ANCHOR population through use of a set of qualified statements that reflect the state of research related to this use. In March 2016, we settled the litigation related to this court order under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. An FDA-approved indication for this patient population has not been granted. Our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

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

*Our off-label promotion of Vascepa could subject us to additional regulatory scrutiny and present unforeseen risks.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the FDA to make it illegal for pharmaceutical companies to promote their products for uses that have not been approved by the FDA. Companies that market drugs for so called off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the False Claims Act.

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of a so-called off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., S.D.N.Y. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit through the court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the Federal Food and Drug Cosmetic Act. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration. The FDA did not appeal the court’s ruling. In March 2016, we settled this litigation under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading.

While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required. Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for label expansion for Vascepa.

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Federal and state governments may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, multiple generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. Each of these competitors, other than potentially Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

Currently, five manufacturers have launched generic versions of Lovaza. In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, respectively, received FDA approval of their respective versions of generic Lovaza. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Apotex launched a generic version of Lovaza in January 2015. Prasco Labs launched a generic version of Lovaza in March 2015 and Amneal Pharmaceuticals launched its version in January 2016.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil for the treatment of hypertriglyceridemia. Acasti plans to begin a pivotal bioavailability bridging study between CaPre and an omega-3 prescription drug to establish a scientific bridge between the two and determine the feasibility of a 505(b)(2) regulatory pathway. Acasti intends to follow this with a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. We believe Catabasis Pharmaceuticals, or Catabasis, and Sancilio & Company, or Sancilio, are also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Catabasis initiated a Phase 2 clinical trial in October 2015 to evaluate the safety and efficacy of its product in combination with atorvastatin in patients with hypercholesterolemia, and Sancilio also is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an IND in July 2015. Sancilio completed two pivotal pharmacokinetic studies, and we expect the company to initiate a pivotal clinical endpoint study as the next step in development. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an Investigational New Drug Application with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals) announced favorable Phase 2 results of volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides. Finally, Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients.

The regulatory exclusivity status of Vascepa remains uncertain creating uncertainty around to what degree we will continue to enjoy the benefits we have to date in the absence of a definitive five-year regulatory exclusivity determination for Vascepa.

The timelines and conditions under the abbreviated new drug application, or ANDA process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, new chemical entity (NCE) marketing exclusivity. The FDA typically makes a determination on marketing exclusivity in connection with an NDA approval of a drug for a new indication. We applied to the FDA for five-year, NCE marketing exclusivity for Vascepa in connection with the NDA for our MARINE indication, which NDA was approved by the FDA on July 26, 2012. On February 21, 2014, in connection with the July 26, 2012 approval of the MARINE indication, the FDA denied a grant of NCE marketing exclusivity to Vascepa and granted three-year marketing exclusivity. Under applicable regulations, such three-year exclusivity would have extended through July 25, 2015 and would have been supplemented by a 30-month stay triggered by patent litigation that would have extended into September 2016, unless such patent litigation was resolved against us sooner.

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

The three-year period of exclusivity granted to Vascepa under the Hatch-Waxman Amendments is for a drug product that contains an active moiety that has been previously approved, such as when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we expect to receive three-year exclusivity in connection with any future regulatory approvals of Vascepa, such as an approval sought based on positive REDUCE-IT outcomes study results.

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

On January 22, 2016, the U.S. District Court for the District of New Jersey granted Amarin’s motion to dismiss all patent infringement litigation related to the 2014 acceptance by the FDA of ANDAs to Vascepa. With this dismissal, there is no pending patent litigation related to Vascepa. An appeal of the court’s dismissal was filed by one ANDA filer in this case and we intend to continue to litigate vigorously in support of the court’s dismissal. We cannot predict the outcome of this litigation. A new exclusivity determination by FDA has been pending since the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa. We believe Vascepa is entitled to NCE exclusivity, but cannot predict the outcome of FDA’s determination. We also cannot predict the outcome of this ANDA litigation. The legal process can also be costly and time-consuming.

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

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested safety of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. In addition, the FDA has not enforced what we view as illegal drug claims made by certain supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. As a result of our First Amendment litigation and settlement, we may now make this claim to healthcare professionals subject to certain qualifications. These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

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

With respect to sales and marketing activities including direct-to-healthcare provider and direct-to-consumer advertising and promotional activities involving the internet, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our First Amendment litigation and settlement may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and, given we received communication from the FDA that it considers this matter to be closed, we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication and we believe our First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label or our settlement. If we are found to have promoted Vascepa outside the terms of the court ruling or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the False Claims Act or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc., or our ex-U.S. commercialization partner, Eddingpharm. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In accordance with the SPA agreements for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study, which commenced in 2011 and reached its approximately 8,000 patient enrollment target in March 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population on statin therapy.

Outcomes studies of certain other lipid-modifying therapies have failed to achieve the endpoints of such studies, even though they reduced triglyceride levels and showed other favorable effects on parameters relevant to cardiovascular health in studied patients.

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

Although we believe the results of the JAMA meta-analysis and other studies are not directly applicable to the potential long-term clinical experience with Vascepa, there can be no assurance that the endpoints of the REDUCE-IT cardiovascular outcomes study will be achieved or that the lipid-modifying effects of Vascepa in REDUCE-IT or any other study of Vascepa will not be subject to variation beyond twelve weeks. If the REDUCE-IT trial fails to achieve its clinical endpoints or if the results of these long-term studies are not consistent with the 12-week clinical results, it could prevent us from expanding the labeled approval of Vascepa or even call into question the currently understood efficacy and safety profile of Vascepa.

*The prospective interim efficacy and safety analysis of the REDUCE-IT cardiovascular outcomes trial may not be completed in the contemplated timeframe in 2016 and may not demonstrate to the independent committee monitoring the study a sufficient benefit risk result to warrant the independent committee recommending stopping the study early for overwhelming efficacy. The independent monitoring committee may, at their discretion, also recommend that the study be stopped for safety or related concerns.

In accordance with the SPA agreement for our REDUCE-IT cardiovascular outcomes trial, an interim review of the efficacy and safety results of the trial is scheduled to occur upon reaching approximately 60% of the target aggregate number of cardiovascular events. We currently expect this interim review by the study’s independent data monitoring committee (DMC) to occur during 2016 based on our understanding of the current event rates in the study and expected future event rates. It may actually take longer than anticipated for the DMC assessment of data for the interim analysis.

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study in 2017. We do not expect the study to be stopped due to overwhelming efficacy at this interim look. We have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis due to low likelihood of obtaining a favorable result at completion. Despite no formal futility analysis or boundary being pre-specified in the protocol, it is within the purview of the DMC to weigh all available information and recommend study stoppage or continuation.

Moreover, it is the DMC that will make the formal recommendation as to whether to stop the study early or to continue as planned. Amarin is blinded to the interim analysis results and is informed by the DMC of the recommendation to stop the study or to continue as planned. The DMC may consider factors outside the pre-specified statistical analysis plan when assessing whether to recommend continuing the study as planned. For example, even if study results are sufficiently positive at the interim analysis to demonstrate overwhelming efficacy, the DMC at its discretion may recommend continuation of the study as planned with the goal of arriving at more robust results at the planned study completion if it believes that waiting for more robust results outweighs the potential medical benefit of stopping and unblinding the study early.

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

Amarin has prosecuted, and is currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa cardiovascular program. As of the date of this report, we had 47 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 47 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	36 U.S. patents covering the use of Vascepa in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030,

•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,

•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030,

•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030, and

•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030.

A Notice of Allowance is issued after the USPTO makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that applications with issued notices of allowance will be issued as patents or that any of our pending patent applications will issue as patents. No assurance can be given that, if and when issued, our patents will prevent competitors from competing with Vascepa. For example, we may choose to not assert all issued patents in patent litigation and patents or claims within patents may be determined to be invalid.

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

We and certain of our current and former executive officers were named as defendants in a class action lawsuit that could result in substantial costs and divert management’s attention.

The market price of our American Depositary Shares, or ADSs, declined significantly after the October 2013 decision by the FDA Advisory Committee to recommend against approval of Vascepa in the ANCHOR indication. We and certain of our current and former executive officers and directors were named as defendants in a class action lawsuit that generally alleged that we and certain of our current and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements or material omissions concerning the ANCHOR sNDA and related FDA regulatory approval process in an effort to lead investors to believe that Vascepa would receive approval from the FDA in the ANCHOR indication. The complaints sought unspecified damages, interest, attorneys’ fees, and other costs.

We engaged in a vigorous defense of this lawsuit. On June 29, 2015, the court granted our first motion to dismiss the class action litigation without prejudice. The court held that the plaintiffs failed to state a claim upon which relief could be granted and plaintiffs were given 30 days to refile an amended complaint.

On July 29, 2015, the plaintiffs filed an amended complaint and we again moved to dismiss. On April 26, 2016, the court granted a second motion to dismiss, again without prejudice, with leave for plaintiffs to file an amended complaint.

Should plaintiffs file another amended complaint or appeal, we plan a vigorous defense. We are unable to predict the ultimate outcome of this matter at this time. While we expect insurance to cover any financial exposure from this litigation, the conclusion of this matter in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% and 94% of gross product sales for the three months ended March 31, 2016 and 2015, respectively, and represented 95% and 94% of the gross accounts receivable balance as of March 31, 2016 and 2015, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

*We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2015, 2014, and 2013, we reported losses of approximately $149.1 million, $56.4 million, and $166.2 million, respectively, and we had an accumulated deficit as of December 31, 2015 of $1.1 billion. For the three months ended March 31, 2016 and 2015, we reported losses of approximately $29.8 million and $32.0 million, respectively and we had an accumulated deficit as of March 31, 2016 of $1.1 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Vascepa sales are difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for Vascepa;

•	the extent to which coverage and reimbursement for Vascepa is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts with our new co-promotion partner, Kowa Pharmaceuticals America, Inc.;

•	the timing and ability of Eddingpharm to development and commercialize Vascepa in the China Territory, including obtaining necessary regulatory approvals and establishing marketing channels;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;

•	the results of the REDUCE-IT study or post-approval studies for Vascepa;

•	outcomes of litigation and other legal proceedings, including our pending FDA determination on regulatory exclusivity, shareholder litigation, regulatory matters and tax matters; and

•	our regulatory dialogue on the REDUCE-IT study.

*We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $81.4 million as of March 31, 2016 will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations.

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

As of May 1, 2016 we had 185,124,341 common shares outstanding including 183,096,686 shares held as ADSs and 2,027,655 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2016 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – 31, 2016	471,440	$1.36
February 1 – 29, 2016	—	—
March 1 – 31, 2016	34,801	1.53

Total	506,241	$1.37

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) (On behalf of the Registrant)

Date: May 5, 2016