Form 10-Q
period 2016-06-30
AMARIN CORP PLC\UK
filed 2016-08-04
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

183,448,877 shares held as American Depository Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 1,836,886 ordinary shares, were outstanding as of August 1, 2016.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$72,491	$106,961
Restricted cash	600	600
Accounts receivable, net	17,639	13,826
Inventory	20,306	18,985
Prepaid and other current assets	5,476	3,152

Total current assets	116,512	143,524

Property, plant and equipment, net	137	243
Deferred tax assets	21,718	19,872
Other long-term assets	174	174
Intangible asset, net	9,095	9,417

TOTAL ASSETS	$147,636	$173,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$14,811	$10,832
Accrued expenses and other current liabilities	31,052	24,226
Current portion of long-term debt	30,816	14,742
Deferred revenue, current	1,172	923

Total current liabilities	77,851	50,723

Long-Term Liabilities:
Exchangeable senior notes, net of discount	125,644	136,734
Long-term debt	90,150	91,512
Long-term debt derivative liabilities	3,610	8,170
Deferred revenue, long-term	14,529	13,308
Other long-term liabilities	268	335

Total liabilities	312,052	300,782

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of June 30, 2016 and December 31, 2015 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 185,274,511 issued, 184,551,164 outstanding as of June 30, 2016; 183,577,765 issued, 183,403,263 outstanding as of December 31, 2015	151,183	149,978
Additional paid-in capital	822,013	816,171
Treasury stock; 723,347 shares as of June 30, 2016; 174,502 shares as of December 31, 2015	(1,197)	(411)
Accumulated deficit	(1,160,779)	(1,117,654)

Total stockholders’ deficit	(164,416)	(127,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$147,636	$173,230

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Product revenue, net	$32,815	$17,707	$58,122	$33,265
Licensing revenue	296	—	532	375

Total revenue, net	33,111	17,707	58,654	33,640
Less: Cost of goods sold	8,861	6,381	15,757	12,008

Gross margin	24,250	11,326	42,897	21,632

Operating expenses:
Selling, general and administrative	26,066	26,054	54,086	50,795
Research and development	12,578	12,009	26,308	24,623

Total operating expenses	38,644	38,063	80,394	75,418

Operating loss	(14,394)	(26,737)	(37,497)	(53,786)
Gain (loss) on change in fair value of derivative liabilities	5,810	(600)	4,560	(136)
Interest expense, net	(5,616)	(4,807)	(11,202)	(9,692)
Other (expense) income, net	(182)	95	(303)	(33)

Loss from operations before taxes	(14,382)	(32,049)	(44,442)	(63,647)
Benefit from income taxes	1,028	537	1,317	1,009

Net loss	(13,354)	(31,512)	(43,125)	(62,638)
Preferred stock purchase option	—	—	—	(868)
Preferred stock beneficial conversion feature	—	(31,341)	—	(31,341)

Net loss applicable to common shareholders	$(13,354)	$(62,853)	$(43,125)	$(94,847)

Loss per share:
Basic	$(0.07)	$(0.35)	$(0.23)	$(0.53)
Diluted	$(0.07)	$(0.35)	$(0.23)	$(0.53)
Weighted average shares:
Basic	184,471	180,464	184,262	178,036
Diluted	184,471	180,464	184,262	178,036

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid- in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2015	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,119,293)	$(129,191)
Cumulative-effect adjustment	—	—	—	—	—	—	—	1,639	1,639

January 1, 2016	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,117,654)	$(127,552)
Exercise of stock options	—	83,020	—	—	60	64	—	—	124
Vesting of restricted stock units	—	1,613,726	(548,845)	—	1,145	(1,152)	(786)	—	(793)
Stock-based compensation	—	—	—	—	—	6,930	—	—	6,930
Loss for the period	—	—	—	—	—	—	—	(43,125)	(43,125)

June 30, 2016	328,184,640	185,274,511	(723,347)	$24,364	$151,183	$822,013	$(1,197)	$(1,160,779)	$(164,416)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,125)	$(62,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79	85
Loss on sale of fixed assets	48	—
Stock-based compensation	6,962	6,258
Stock-based compensation—warrants	—	(9)
Amortization of debt discount and debt issuance costs	5,038	3,688
Amortization of intangible asset	322	323
(Gain) loss on change in fair value of derivative liabilities	(4,560)	136
Deferred income taxes	(1,846)	(731)
Changes in assets and liabilities:
Accounts receivable	(3,813)	(2,101)
Inventories	(1,321)	(6,766)
Prepaid and other current assets	(2,324)	1,325
Other non-current assets	—	318
Accrued interest payable	(1,416)	11
Deferred revenue	1,470	14,625
Accounts payable and other current liabilities	10,773	6,976
Other non-current liabilities	(67)	240

Net cash used in operating activities	(33,780)	(38,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(21)	—

Net cash used in investing activities	(21)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	—	52,149
Proceeds from exercise of stock options, net of transaction costs	124	31
Proceeds from exercise of warrants, net of transaction costs	—	2,713
Taxes paid related to stock-based awards	(793)	(117)
Payments under capital leases	—	(5)

Net cash (used in) provided by financing activities	(669)	54,771

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,470)	16,511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,961	119,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,491	$136,050

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,668	$5,829

Income taxes	$767	$171

Non-cash transactions:
Transfer of preferred stock purchase option derivative liability to equity	$—	$868

Conversion of Series A Convertible Preferred Stock into common stock	$—	$4,804

Accretion of preferred stock beneficial conversion feature	$—	$31,341

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, our ordinary shares may also be referred to as “common shares” or “common stock”.

(1)	Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc (“Amarin” or the “Company”) is a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. In January 2013, the Company began selling and marketing Vascepa in the United States. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia, the Company commenced marketing Vascepa for use in adult patients with mixed dyslipidemia, as an adjunct to diet and an add-on to statin therapy in patients who despite statin therapy have high triglycerides (TGs >200 mg/dL and <500 mg/dL), which the Company also refers to as persistently high triglycerides. This expanded promotion of Vascepa commenced pursuant to a federal court order and is continuing pursuant to an agreement among the Company, the FDA and the U.S. government. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its sales force of approximately 150 sales professionals, including sales representatives and their managers. In May 2014, Kowa Pharmaceuticals America, Inc. commenced co-promotion of Vascepa in accordance with a co-promotion agreement with the Company. Kowa Pharmaceuticals America, Inc. co-promotes Vascepa through its no less than 250 sales representatives who now devote a substantial portion of their time to promoting Vascepa in conjunction with the promotion of Kowa Pharmaceutical America, Inc.’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the 2015 Form 10-K, filed with the SEC. The consolidated balance sheet amounts at December 31, 2015 in this report were derived from the Company’s audited 2015 consolidated financial statements included in the 2015 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2016 and June 30, 2015, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances have been reclassified to conform to current year presentation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of June 30, 2016, the Company had current assets of $116.5 million, including cash and cash equivalents of $72.5 million. The Company’s condensed consolidated balance sheets also include derivative liabilities as well as long-term debt and exchangeable senior notes. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, may be redeemed by the Company on or after January 19, 2017 and may be put back to the Company by the holders on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount of $15.1 million plus any accrued and unpaid interest. The outstanding May 2014 exchangeable senior notes, or the 2014 Notes, and the outstanding November 2015 exchangeable senior notes, or the 2015 Notes, may be redeemed by the Company on or after January 19, 2019 at the option of the holders and are not puttable by the holders prior to this date except upon the occurrence of certain contingent events. The 2012 Notes are exchangeable under certain circumstances into cash, American Depository Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. The 2014 Notes and 2015 Notes are exchangeable under certain circumstances into ADSs. Accordingly, the 2012 Notes represent a short-term obligation while the long-term debt, 2014 Notes, and 2015 Notes do not represent a short-term claim on the liquid assets of the Company.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital will likely be required to sustain operations. The Company anticipates that quarterly net cash outflows in future periods will be variable.

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

Revenue Recognition

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase Vascepa. In accordance with GAAP, the Company’s revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between the Company and the Distributor, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable.

The Company has contracts with its primary Distributors and delivery generally occurs when a Distributor receives Vascepa. The Company evaluates the creditworthiness of each of its Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from the sales to Distributors and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues generally based on the wholesale acquisition cost that the Company charges its Distributors for Vascepa. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2016 and 2015:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	10,048	28,945	257	5,614	44,864
Provision related to prior period sales	(87)	(466)	—	—	(553)
Credits/payments made for current period sales	(6,415)	(10,750)	—	(2,910)	(20,075)
Credits/payments made for prior period sales	(4,180)	(8,497)	(226)	(1,284)	(14,187)

Balance as of June 30, 2016	$3,662	$19,113	$566	$2,504	$25,845

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2014	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	6,044	11,957	276	3,691	21,968
Provision related to prior period sales	(113)	(44)	—	—	(157)
Credits/payments made for current period sales	(3,810)	(6,243)	—	(2,149)	(12,202)
Credits/payments made for prior period sales	(2,039)	(3,531)	(14)	(792)	(6,376)

Balance as of June 30, 2015	$2,289	$5,749	$743	$1,542	$10,323

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2016 and December 31, 2015:

In thousands	June 30, 2016	December 31, 2015
Gross trade accounts receivable	$21,528	$18,270
Trade allowances	(3,662)	(4,296)
Chargebacks	(227)	(148)

Accounts receivable, net	$17,639	$13,826

Inventory

Effective April 2016, the Company adopted ASU No. 2015-11, Inventory (Topic 330)—Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test and, as such, began to state inventories at the lower of cost or net realizable value. Such adoption had no impact on the carrying value of inventory. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage, quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa active pharmaceutical ingredient, or API.

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

Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the condensed consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

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

In April 2016, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three and six months ended June 30, 2016, includes $0.1 million and $0.2 million, respectively, of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits of stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. The Company adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.6 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2015 to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity.

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the United States Internal Revenue Service (IRS) for the years 2012 to 2013. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Derivative Instruments

Derivative financial liabilities are recorded at fair value, with gains and losses arising for changes in fair value recognized in the condensed consolidated statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. Warrants are valued using a Black-Scholes option pricing model. The long-term debt redemption features are valued using probability-weighted models incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Net loss	$(13,354)	$(31,512)	$(43,125)	$(62,638)
Preferred stock purchase option (see Note 8)	—	—	—	(868)
Preferred stock beneficial conversion feature (see Note 8)	—	(31,341)	—	(31,341)

Net loss applicable to common shareholders—basic	(13,354)	(62,853)	(43,125)	(94,847)
Gain on warrant derivative liability	—	—	—	(119)

Net loss—diluted	(13,354)	(62,853)	(43,125)	(94,966)
Net loss per share—basic and diluted	(0.07)	(0.35)	(0.23)	(0.53)
Weighted average shares outstanding—basic and diluted	184,471	180,464	184,262	178,036

For the three and six months ended June 30, 2016 and 2015, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended		Six months ended
In thousands	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock options	20,641	11,750	20,641	11,750
Restricted stock and restricted stock units	10,361	4,046	10,361	4,046
Exchangeable senior notes (if converted)	59,407	49,215	59,407	49,215
Preferred stock (if converted)	32,818	28,932	32,818	28,932

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the condensed consolidated statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in the 2012 Notes, 2014 Notes, and 2015 Notes qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be settled, at the Company’s discretion, in any combination of ADSs or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was amortized over the expected term of the instrument. The conversion features in the 2014 Notes and 2015 Notes may only be settled in ADSs upon conversion and have been accounted for as part of the debt host.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% of gross product sales for each of the six months ending June 30, 2016 and 2015 and represented 94% and 96% of the gross accounts receivable balance as of June 30, 2016 and 2015, respectively. The Company has not experienced any write-offs of its accounts receivable.

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

Debt Issuance Costs

Prior to January 2016, debt issuance costs were initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and as such began recording debt issuance costs related to a recognized debt liability in the condensed consolidated balance sheet as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest method over the expected term of the related debt. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.9 million of underwriters’ fees and offering costs related to the 2014 and 2015 exchangeable notes from other long-term assets to exchangeable senior notes, net of discount, within the condensed consolidated balance sheet as of December 31, 2015. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other (expense) income, net in the condensed consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of June 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,210	$14,210	$—	$—

Liabilities:
Long-term debt derivative liabilities	$3,610	$—	$—	$3,610

	December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,184	$14,184	$—	$—

Liabilities:
Long-term debt derivative liabilities	$8,170	$—	$—	$8,170

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt—December 2012 financing	$92,533	$89,000	$91,512	$87,700
2012 Notes	15,107	14,686	15,107	13,637
2014 Notes	97,994	122,959	94,599	108,034
2015 Notes	27,650	32,378	27,028	28,448

The estimated fair value of the long-term debt pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Redemption Features below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices, while the estimated fair value of the 2015 Notes is calculated based on Level 2 quoted bond prices for the 2014 Notes. The carrying value of the 2012 Notes as of June 30, 2016 and December 31, 2015 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. The carrying value of the 2014 Notes as of June 30, 2016 and December 31, 2015 includes a debt discount of $20.7 million and $24.1 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2014 Notes, through January 2019. The carrying value of the 2015 Notes as of June 30, 2016 and December 31, 2015 includes a debt discount of $3.6 million and $4.2 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2015 Notes, through January 2019. The carrying values and related debt discounts of the 2014 Notes and 2015 Notes as of December 31, 2015 reflect the retroactive reclassification of debt issuance costs per adoption of ASU No. 2015-03 as described in Note 6—Debt. The change in the estimated fair values of these liabilities from December 31, 2015 to June 30, 2016 is largely related to changes in the quoted bond prices.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability (discussed in Note 5—Warrants and Warrant Derivative Liability) was carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. During the six months ended June 30, 2015, of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised while the remaining 6,242,803 warrants expired, and the related derivative liability was extinguished. As such, no warrants were outstanding as of June 30, 2016 and December 31, 2015.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 6—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of June 30, 2016, the fair value of the derivative was determined to be $2.8 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.6 and 5.9 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 11.0% and 27.7%. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.0 and 7.3 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 13.0% and 30.7%. As such, the Company recognized a $2.7 million gain on change in fair value of derivative liability for the six months ended June 30, 2016.

The Company’s 2014 Notes and 2015 Notes each contain a redemption feature whereby, upon occurrence of a change in control, the Company would be required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of June 30, 2016, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $0.6 million and $0.2 million, respectively, and the debts were valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 20.6%, (iii) a risk-free interest rate of 2.0% and (iv) volatility of 86.0%. As of December 31, 2015, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.1 million and $0.6 million, respectively, and the debts were valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 25.6%, (iii) a risk-free interest rate of 2.9% and (iv) volatility of 89.0%. As such, the Company recognized a $1.5 million gain and $0.4 million gain on change in fair value of derivative liability for the 2014 Notes and 2015 Notes, respectively, for the six months ended June 30, 2016.

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

The change in the fair value of derivative liabilities for the six months ended June 30, 2016 and 2015 is as follows:

In thousands	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance as of December 31, 2015	$—	$8,170	$—	$8,170
Gain on change in fair value of derivative liabilities	—	(4,560)	—	(4,560)

Balance as of June 30, 2016	$—	$3,610	$—	$3,610

In thousands	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance as of December 31, 2014	$119	$7,400	$—	$7,519
Record derivative liability	—	—	868	868
(Gain) loss on change in fair value of derivative liabilities	(110)	(700)	946	136
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance as of June 30, 2015	$—	$6,700	$—	$6,700

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

In January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In accordance with ASU No. 2015-03, the Company applied the new guidance on a retrospective basis, wherein the condensed consolidated balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. See Note 6—Debt.

In April 2016, the Company adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), the Company will recognize the difference as a component of cost of goods sold in the period in which it occurs. In accordance with ASU No. 2015-11, the Company applied the new guidance on a prospective basis with no impact on the carrying amount of inventory.

Also in April 2016, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three and six months ended June 30, 2016, includes $0.1 million and $0.2 million, respectively, of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. The Company adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.6 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2015 to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity.

The Company also considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2016:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company has determined that this standard would not have a material impact on its condensed consolidated financial statements based on the assessment of its ability to continue as a going concern as of June 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The new guidance is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. Further, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. The amendments do not change the core principles of the guidance in Topic 606 and are effective for the Company’s fiscal year beginning January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the accounting, transition and disclosure requirements of these standards and cannot currently estimate the financial statement impact of adoption.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 14.1 years. The carrying value as of June 30, 2016 and December 31, 2015 is as follows:

In thousands	June 30, 2016	December 31, 2015
Technology rights	$11,624	$11,624
Accumulated amortization	(2,529)	(2,207)

	$9,095	$9,417

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of June 30, 2016 and December 31, 2015 consist of the following:

In thousands	June 30, 2016	December 31, 2015
Raw materials	$8,596	$9,096
Work in process	2,748	1,640
Finished goods	8,962	8,249

Total inventory	$20,306	$18,985

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

The fair value of this warrant derivative liability was remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. Upon exercise, the fair value of the warrants exercised was remeasured and reclassified from warrant derivative liability to additional paid-in-capital. Although the warrants contained a pricing variability feature, the number of warrants issuable remained fixed. Therefore, the maximum number of common shares issuable as a result of the October 2009 private placement was 36.1 million.

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. During the six months ended June 30, 2015, of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, the remaining 6,242,803 warrants expired, and the related derivative liability was extinguished. As such, no warrants were outstanding as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, the remaining amount to be repaid to BioPharma is $132.1 million. During the three and six months ended June 30, 2016, the Company made repayments under the agreement of $2.5 million and $5.2 million, respectively, to BioPharma and an additional $3.3 million is scheduled to be paid in August 2016 for the second quarter of 2016. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid.

The maximum quarterly amounts which could be due for payment, except upon a change of control and subject each quarter to the threshold limitation, are as follows: $15.0 million in the fourth quarter of 2016 and first quarter of 2017, and a payment of $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a $2.7 million gain and a $0.8 million loss on change in fair value of derivative liability during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, the carrying value of the BioPharma debt, net of the unamortized debt discount and issuance costs, was $92.5 million and $91.5 million, respectively. During the six months ended June 30, 2016, the Company recorded cash and non-cash interest expense of $3.4 million and $1.0 million, respectively, in connection with the BioPharma debt. During the six months ended June 30, 2015, the Company recorded cash and non-cash interest expense of $3.2 million and $0.9 million, respectively, in connection with the BioPharma debt. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012 Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032 (the “2012 Notes”), a portion of which was subsequently exchanged and a portion of which was extinguished (see discussion of May 2014 and November 2015 Exchangeable Senior Notes below). The 2012 Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s other subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2012 Notes and 2014 Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if the Company pays cash dividends. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 1,714,270 ADSs. Based on the closing price of the Company’s stock as of June 30, 2016, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $11.4 million.

Additional covenants include: (i) limitations on future indebtedness under certain circumstances, (ii) the timely filing of documents and reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with both the SEC and the Trustee and (iii) maintaining the tradability of the 2012 Notes. The Company is required to use commercially reasonable efforts to maintain the listing of the 2012 Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or other recognized stock exchange as defined in the 2012 Notes indenture). If the 2012 Notes are not freely tradable, as a result of restrictions pursuant to U.S. securities law or the terms of the 2012 Notes indenture or the 2012 Notes, the Company shall pay additional interest on the 2012 Notes at the rate of 0.50% per annum of the principal amount of 2012 Notes outstanding for each day during such period for which the Company’s failure to file has occurred and is continuing or for which the 2012 Notes are not freely tradable.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of both June 30, 2016 and December 31, 2015, the discount created from the allocation of the proceeds to the conversion option was fully amortized and the carrying amount of the conversion option was $11.5 million. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of both June 30, 2016 and December 31, 2015, the debt discount was fully amortized and the carrying value of the 2012 Notes was $15.1 million after an exchange and repayment of a portion of the 2012 Notes (see below for further discussion of the May 2014 Notes and November 2015 Notes). The outstanding 2012 Notes may be put to the Company (at the holders’ option, upon fundamental change or an event of default), or converted by holders and the holders have the option to put the 2012 Notes back to the Company on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount plus accrued and unpaid interest. As a result, the carrying value of the 2012 Notes of $15.1 million is classified as a current liability as of June 30, 2016.

May 2014 Exchangeable Senior Notes

In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032 (the “2014 Notes”), following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged (the 2012 Notes and 2014 Notes are referred to collectively as the “Notes”).

The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange the 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the 2014 Notes indenture) occurs or the Company elects to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the 2014 Notes indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the 2014 Notes indenture. In the event of physical settlement, the 2014 Notes would be exchangeable into 45,666,925 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock as of June 30, 2016, the principal amount of the 2014 Notes would exceed the value of the shares if converted on that date by $20.1 million.

Prior to January 19, 2018, the Company may not redeem the 2014 Notes at its option other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts (as defined in the 2014 Notes indenture) becoming due with respect to payments and/or deliveries on the 2014 Notes. On or after January 19, 2018, the Company may redeem for cash all or a portion of the 2014 Notes at a redemption price of 100% of the aggregate principal amount of the 2014 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. If a fundamental change (as defined in the 2014 Notes indenture) occurs, holders may require the Company to repurchase all or part of their 2014 Notes for cash at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the 2014 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. In addition, holders of the 2014 Notes may require the Company to repurchase all or any portion of the 2014 Notes on each of January 19, 2019, January 19, 2024 and January 19, 2029 for cash at a price equal to 100% of the aggregate principal amount of the 2014 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

The Company may elect at its option to cause all or any portion of the 2014 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2032 if the Daily VWAP (as defined in the 2014 Notes indenture) equals or exceeds 110% of the Exchange Price then in effect for at least 20 VWAP Trading Days (as defined in the 2014 Notes indenture) in any 30 VWAP Trading Day period. The Company may only exercise its optional exchange rights upon satisfaction of specified equity conditions, including that the ADSs issuable upon exchange of the 2014 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. If Corsicanto elects to exercise its optional exchange rights on or prior to January 15, 2018, each holder whose 2014 Notes are exchanged will upon exchange receive a specified number of additional ADSs as set forth in the 2014 Notes indenture. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving Corsicanto, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2014 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2014 Notes indenture provides that, to the extent Corsicanto elects and for up to 360 days, the sole remedy for an event of default relating to certain failures by Corsicanto or the Company, as the case may be, to comply with certain reporting covenants in the 2014 Notes indenture consists exclusively of the right to receive additional interest on the 2014 Notes. Additional covenants pertaining to the 2012 Notes (as described above for the January 2012 Exchangeable Senior Notes) are also applicable to the May 2014 Notes.

As a result of the note exchange (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represent a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition, the Company recognized $2.5 million in underwriter’s fees and offering costs and initially recognized those costs as deferred assets. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.8 million of underwriters’ fees and offering costs related to the 2014 Notes from other long-term assets to exchangeable senior notes, net of discount, within the condensed consolidated balance sheet as of December 31, 2015.

The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above). The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The Company recognized a $1.5 million gain on the change in fair value of the redemption feature in each of the six months ended June 30, 2016 and 2015.

Because the conversion option in the 2014 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2014 Notes and recognized in the condensed consolidated statement of operations as interest expense. As of June 30, 2016 and December 31, 2015, the carrying value of the 2014 Notes, net of the unamortized debt discount and issuance costs, was $98.0 million and $94.6 million, respectively. During the six months ended June 30, 2016, the Company recognized aggregate interest expense of $5.7 million related to the Notes, of which $3.4 million represents non-cash interest and $2.3 million represents contractual coupon interest. During the six months ended June 30, 2015, the Company recognized aggregate interest expense of $5.6 million related to the Notes, of which $3.0 million represents non-cash interest and $2.6 million represents contractual coupon interest.

November 2015 Exchangeable Senior Notes

In November 2015, the Company entered into a privately negotiated subscription agreement with one of its existing investors (the “Investor”), pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Approximately $15.9 million of such proceeds were used to finance the repayment of a portion of the 2012 Notes and the remainder will be used for working capital and general corporate purposes. The 2015 Notes have substantially identical terms to the 2014 Notes, except that the

2015 Notes were issued by Amarin Corporation plc and are not guaranteed by any entity. In the event of physical settlement, the 2015 Notes would be exchangeable into 12,025,385 ADSs. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of 2015 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS), provided that exchanges will be prohibited if, as a result, the holder of such 2015 Notes and its affiliates would beneficially own more than 4.99% of the total number of the Company’s ordinary shares or ADSs outstanding following such exchange (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% (the “Beneficial Ownership Cap”) specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Based on the closing price of the Company’s stock as of June 30, 2016, the principal amount of the 2015 Notes would exceed the value of the shares if converted on that date by $5.3 million.

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

The Company further allocated $0.5 million of the $27.5 million fair value of the 2015 Notes to the derivative liability related to the fundamental change redemption feature (as described under the 2014 Notes above). The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. During the six months ended June 30, 2016, the Company recognized a gain on the change in fair value of the redemption feature of $0.4 million.

Because the conversion option in the 2015 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. The debt discount is being amortized as interest expense over the estimated life of the 2015 Notes and recognized in the condensed consolidated statement of operations as interest expense. As of June 30, 2016 and December 31, 2015, the carrying value of the 2015 Notes, net of the unamortized debt discount and issuance costs, was $27.6 million and $27.0 million, respectively. During the six months ended June 30, 2016, the Company recognized aggregate interest expense of $1.2 million related to the 2015 Notes, of which $0.6 million represents non-cash interest and $0.6 million represents contractual coupon interest.

Concurrent with the issuance of the 2015 Notes, Corsicanto Limited and the Company entered into separate, privately negotiated purchase agreements with certain holders of the 2012 Notes pursuant to which the Company purchased (the “2012 Notes Purchase”) approximately $16.2 million in aggregate principal amount of the 2012 Notes for $15.9 million, which included accrued but unpaid interest on such 2012 Notes. The 2012 Notes Purchase was funded by the issuance of the 2015 Notes. Following the closing of the 2012 Notes Purchase, Corsicanto had approximately $15.1 million in aggregate principal amount of 2012 Notes outstanding. The 2012 Notes Purchase was accounted for as an extinguishment of debt and the Company recorded a gain of $1.3 million upon extinguishment during the fourth quarter of 2015, which represents the reacquisition of the conversion option at fair value and a negotiated discount on the purchase of the notes partially offset by legal and transaction advisory costs incurred.

As of June 30, 2016 and December 31, 2015, the Company had total accrued interest on the notes of $2.7 million and $2.3 million, respectively, which is included in current portion of long-term debt. The Company made the contractual interest payments due on the notes during the six months ended June 30, 2016 and 2015 of $2.5 million and $2.6 million, respectively.

(7)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and “Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, include discussions of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

On April 26, 2016, the U.S. District Court for the District of New Jersey granted a motion to dismiss in favor of the Company and related defendants in the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit seeks unspecified monetary damages and attorneys’ fees and costs alleging that the Company and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. The April 2016 dismissal was the second motion to dismiss granted in favor of the Company and related defendants in this litigation. The first motion to dismiss in this litigation was granted in June 2015 in response to the original complaint and related amendment. On May 24, 2016, plaintiffs notified the court they would not file another amended complaint and, on May 26, 2016, filed a notice of appeal of the most recent dismissal to the Third Circuit Court of Appeals. The Company plans a vigorous defense to this appeal. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

On May 31, 2016, FDA granted five-year, new chemical entity exclusivity with respect to Vascepa in connection with Vascepa’s July 26, 2012 FDA approval. Following such exclusivity grant, on June 7, 2016, Watson Laboratories Inc., or Watson, moved for voluntarily dismissal of its own appeal to the United States Court of Appeals (case no. 2016-1596) of the January 22, 2016 U.S. District Court for the District of New Jersey order of dismissal of the abbreviated new drug application, or ANDA, patent infringement litigation (case no. 14-CV-3259) related to Vascepa. The Watson motion for voluntary dismissal, to which the Company consented, was granted on June 8, 2016. There is no pending patent litigation related to Vascepa.

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

Chemport was approved by the FDA to manufacture API for commercial sale in April 2013 and the Company began purchasing commercial supply from Chemport in 2013. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. The Company began purchasing commercial supply from Novasep in 2015. API manufactured by Novasep was previously approved by the FDA in July 2014. The 2015 supply agreement with Novasep includes commitments for the Company to fund API purchases and contains a provision requiring the Company to pay Novasep a cash remedy for any shortfall in the minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”) upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.0 million as of June 30, 2016). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.7 million as of June 30, 2016) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.4 million as of June 30, 2016).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of June 30, 2016.

(8)	Equity

Warrants

During the six months ended June 30, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively. There was no warrant activity during the six months ended June 30, 2016 and no warrants remained outstanding as of June 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company early adopted this standard during the quarter ended June 30, 2016, without electing to change its existing accounting policy of accounting for forfeitures based on expected vesting. The new standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement, and also that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Further, the new standard amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. Refer to Note 2 above for additional discussion on the Company’s adoption of the new standard.

As of June 30, 2016, there were an aggregate of 20,641,123 stock options and 10,361,147 restricted stock units (“RSUs”) outstanding, representing approximately 8% and 4%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the six months ended June 30, 2016 and 2015, the Company issued 83,020 and 18,020 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.1 million during the six months ended June 30, 2016 and $31 thousand during the six months ended June 30, 2015.

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest annually over a three year period and the stock options vest monthly over a four year period.

On July 6, 2015, the Company granted a total of 1,455,000 RSUs and 5,470,000 stock options to employees under the 2011 Plan. The RSUs granted vest over a four year period. Of the total stock options granted, 3,670,000 stock options vest over a four year period while the remaining 1,800,000 stock options vest upon the achievement of certain performance conditions. During the six months ended June 30, 2016, the Company issued 181,874 common shares related to the vesting of these RSUs, of which 77,405 shares were retained as treasury shares as settlement of employee tax obligations.

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

On January 29, 2015, the Company granted a total of 2,564,251 RSUs and 1,622,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. Also on January 29, 2015, the Company granted 5,455,500 RSUs to employees under the 2011 Plan that vest upon the achievement of certain performance conditions. The issuance of these performance RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on July 6, 2015. During the six months ended June 30, 2016, the Company issued 818,352 common shares related to the vesting of these RSUs, of which 270,329 shares were retained as treasury shares as settlement of employee tax obligations.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. Subsequently, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated during the three months ended June 30, 2015, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of June 30, 2016, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

The restricted American Depositary Shares and Series A Preference Shares were sold in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Company filed a registration statement with the SEC covering the resale of the restricted American Depositary Shares and the ADSs representing ordinary shares created by the consolidation and redesignation of the Series A Preference Shares (the “Registrable Securities”) on April 9, 2015, which was declared effective by the SEC on May 1, 2015. In addition, the Company agreed to use its commercially reasonable best efforts to keep the registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective, and to keep the Registration Statement free of any material misstatements or omissions, until the earlier of (a) March 11, 2017 or (b) the date on which all Registrable Securities held by Purchasers may be sold or transferred in compliance with Rule 144 under the Securities Act, without any volume or manner of sale restrictions.

The Series A Preference Shares contain a contingent beneficial conversion feature (“BCF”) because they contain a conversion feature at a fixed rate that was in-the-money when issued. The BCF was recorded in the three months ended June 30, 2015 as a result of the related Form S-3 Registration Statement being declared effective, which represents the resolution of the contingency to convert the Series A Preference Shares. The BCF was recognized in stockholders’ deficit and was measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the ordinary shares into which the preferred shares are convertible was $1.50, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the effective purchase price of the ordinary shares and the market value ($2.39 per share) on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF resulting from the issuance of the Series A Preference Shares was determined to be $31.3 million. The BCF was recorded as a non-cash dividend to preferred shareholders through accumulated deficit, and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the three months ended June 30, 2015.

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

The Company filed another registration statement with the SEC covering the resale of these restricted American Depositary Shares and the ADSs representing ordinary shares created by the consolidation and redesignation of the Series A Preference Shares (the “Sofinnova Registrable Securities”) on July 24, 2015, which was declared effective by the SEC on August 7, 2015. In addition, the Company agreed to use its commercially reasonable best efforts to keep the registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective, and to keep the registration statement free of any material misstatements or omissions, until the earlier of (a) July 10, 2017 or (b) the date on which all Sofinnova Registrable Securities held by Sofinnova may be sold or transferred in compliance with Rule 144 under the Securities Act, without any volume or manner of sale restrictions.

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date on which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date. Subsequent to approval of the Second Private Placement at the Company’s Annual General Meeting of Shareholders in July 2015, the Company recorded the remaining value of the BCF related to this share issuance as a non-cash dividend to preferred shareholders through accumulated deficit. The value of the BCF was determined on the same basis as the first private placement and amounted to $3.4 million less $1.8 million previously recorded for the preferred stock purchase option for a net non-cash charge of $1.6 million in the third quarter of 2015.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, is nineteen percent (19%) in 2016, and is scheduled to increase to low twenty percent levels in 2017 and 2018, subject to certain adjustments. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for a co-promotion tail fee equal to declining fractions of the co-promotion fee in effect prior to such expiration or termination for periods ranging from one to three years following such expiration or termination.

As of June 30, 2016 and December 31, 2015, the Company had a net payable of $2.7 million and $2.5 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 16 years. In March 2016, Eddingpharm submitted its clinical trial application (“CTA”) with respect to the MARINE indication for Vascepa to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment which it will recognize as revenue over the estimated period in which the Company is required to provide on-going development support needed to support the successful approval for a new drug application, which is currently estimated to be a period of approximately four years.

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

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments related to the DCS Agreement and other licensing agreements outside the United States. Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the six months ended June 30, 2016 and 2015, the Company recognized $0.5 million and $0.4 million of up-front and milestone payments as licensing revenue, respectively, and recorded $15.7 million as deferred revenue as of June 30, 2016.

(11)	Subsequent Events

The Company has evaluated subsequent events from June 30, 2016 through the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistently high triglycerides. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we also began marketing Vascepa in the United States for the treatment of the patient population studied in the ANCHOR study based on the federal court declaration described below. In March 2016, we reached agreement with the FDA and U.S. government under which they agreed to be bound by the terms of the August 2015 judicial declaration. Vascepa is available in the United States by prescription only. In May 2016, the FDA determined Vascepa to be eligible for five-year, new chemical entity (NCE) marketing exclusivity thereby providing Vascepa with the benefits of NCE exclusivity afforded by statute from its July 2012 FDA approval.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014.

We have an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. We also have an agreement to register and commercialize Vascepa in countries within the Middle East and North Africa and are assessing other partnership opportunities for licensing Vascepa in other territories outside of the United States.

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

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. In March 2016, we announced the REDUCE-IT enrollment target of approximately 8,000 patients was reached and we have since begun to wind down patient enrollment on a country-by-country basis.

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the second half of 2017 with study results then expected to be available and published in 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the study’s independent data monitoring committee (DMC) at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Since patient enrollment commenced in 2011, more than 20,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, the DMC has communicated to us that we should continue the study as planned.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events has triggered preparation for the first pre-specified interim analysis of efficacy and safety results. We currently expect the 60% interim analysis to be conducted by the independent DMC in September or October 2016, which interim analysis will include the first review of unblinded efficacy data by the DMC. In addition, assuming the 60% interim analysis results in a recommendation to continue the study, a second planned interim analysis will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy and safety analysis by the DMC expected around mid-2017. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend to us stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. Accordingly, it is our expectation that each of the 60% and 80% interim analyses will result in a recommendation to continue the trial.

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

Commercialization – United States

We commenced the commercial launch of Vascepa in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We now market Vascepa in the United States through our sales force of approximately 150 sales professionals, including sales representatives and their managers. Commencing in May 2014, in addition to promotion by our sales representatives, no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives began promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, is nineteen percent (19%) in 2016, and is scheduled to increase to low twenty percent levels in 2017 and 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which Kowa Pharmaceuticals America, Inc. will be entitled to earn tail royalties equal to declining fractions of the co-promotion fee in effect prior to such expiration for periods ranging from one to three years following such expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2016 was approximately 230,000 compared to 201,000 and 148,000 in the three months ended March 31, 2016 and June 30, 2015, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2016 was approximately 248,000 compared to 214,000 and 157,000 in the three months ended March 31, 2016 and June 30, 2015, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). Growth in Vascepa prescriptions resulted in increased shipment volumes to wholesalers during the three months ended June 30, 2016. Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. For example, during the quarter ended March 31, 2016, wholesalers decreased inventory levels from year-end 2015. During the three months ended June 30, 2016, the trend was reversed and wholesalers increased inventory levels.

The data reported above is based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results can be generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth will be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment, period-to-period Distributor purchasing habits and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

Commercialization – Outside the United States

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States based on the MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa. Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, a non-refundable milestone payment of $1.0 million received upon successful submission of a clinical trial application with respect to the MARINE indication for Vascepa to the Chinese regulatory authority in March 2016, and future development, regulatory and sales-based milestone payments of up to an additional $153.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

We also have an agreement to register and commercialize Vascepa in countries within the Middle East and North Africa. We continue to assess other partnership opportunities for licensing Vascepa in other territories outside of the United States.

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

REDUCE-IT is designed to enroll approximately 8,000 patients. As announced in March 2016, this enrollment target has been reached and we have begun to wind down patient enrollment on a country-by-country basis.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the second half of 2017 with study results then expected to be available in 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the independent DMC at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events has triggered preparation for the first pre-specified interim analysis of efficacy and safety results by the independent DMC. We currently expect this independent interim analysis to be conducted in September or October 2016. In addition, assuming the 60% interim analysis results in a recommendation to continue the study, a second planned interim analysis will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy and safety analysis by the DMC expected around mid-2017. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. Accordingly, it is our expectation that each of the 60% and 80% interim analyses will result in a recommendation to continue the trial. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look. We remain blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at an interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete.

Since patient enrollment commenced in 2011, more than 20,000 patient years of study experience have been accumulated in REDUCE-IT. The DMC has reviewed unblinded safety data on a quarterly basis since initiation of the REDUCE-IT study in 2011 and, after each such meeting to date, the DMC has recommended to us that the study be continued as planned.

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

Commercial Supply

Prior to 2015, all of our active pharmaceutical ingredient, or API, that has been utilized in product sold was manufactured by two suppliers: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. A significant portion of such API was purchased from Nisshin at a price that is higher than expected future average API costs. During 2015, we began purchasing API from a third supplier, Finorga SAS, or Novasep. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Financial Position

We believe that our cash and cash equivalents of $72.5 million as of June 30, 2016 will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital will likely be required to sustain operations. We anticipate that quarterly net cash outflows in future periods will be variable.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors.

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

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance and insurance. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $58.1 million and $33.3 million based on sales to Distributors during the six months ended June 30, 2016 and 2015, respectively.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health Solutions and IMS Health in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and six months ended June 30, 2016 and 2015.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the condensed consolidated statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date, which include our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our condensed consolidated balance sheet and, therefore, our condensed consolidated statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished during the first quarter of 2015), the change in control provision associated with our December 2012 debt financing, the change in control provisions associated with our May 2014 and November 2015 exchangeable senior notes, and a preferred stock purchase option (subsequently reclassified to permanent equity).

Inventory—We capitalize purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. During the periods presented, we purchased API for Vascepa from three FDA-approved suppliers. If we add a new API supplier, all Vascepa API purchased from such supplier is included as a component of research and development expense until the new API supplier is approved. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. In April 2016, we adopted ASU No. 2015-11, Inventory (Topic 330)—Simplifying the Measurement of Inventory, and as such, began to state inventories at the lower of cost or net realizable market value (previously, we stated inventories at the lower of cost or market value). Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage, quantities in excess of expected demand, changes in price levels or other causes, then we will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of our U.S. deferred tax assets as of June 30, 2016, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of June 30, 2016. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

In April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. Refer to recent accounting pronouncements below for additional details on the impact of this recently adopted accounting guidance.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by us or adopted as of the specified effective date.

In January 2016, we adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In accordance with ASU No. 2015-03, we applied the new guidance on a retrospective basis, wherein the condensed consolidated balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance.

In April 2016, we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), we will recognize the difference as a component of cost of goods sold in the period in which it occurs. In accordance with ASU No. 2015-11, we applied the new guidance on a prospective basis with no impact on the carrying amount of inventory.

Also in April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three and six months ended June 30, 2016, includes $0.1 million and $0.2 million, respectively, of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, we recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. We adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.6 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2015 to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity.

We also considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2016:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We have determined that this standard would not have a material impact on our condensed consolidated financial statements based on the assessment of our ability to continue as a going concern as of June 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The new guidance is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. Further, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. The amendments do not change the core principles of the guidance in Topic 606 and are effective for our fiscal year beginning January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We is currently evaluating the accounting, transition and disclosure requirements of these standards and cannot currently estimate the financial statement impact of adoption.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and June 30, 2015

Product Revenue, net. We recorded net product revenue of $32.8 million and $17.7 million during the three months ended June 30, 2016 and 2015, respectively, an increase of $15.1 million, or 85%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions as well as an increase in the level of inventories held by our customers during the period. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 82,000 and 91,000, respectively, over the three months ended June 30, 2015, representing growth of 55% and 58%, respectively. The level of inventories held by our Distributors as of June 30, 2016 increased as compared to inventories held as of year-end 2015 calculated based on estimated days of Vascepa sales on hand, resulting in a net overall increase in product revenues of approximately $1.5 million to $1.8 million during the first half of 2016. We estimate that revenues during the quarter ended June 30, 2016 include approximately $2.9 million to $3.2 million in product revenues resulting from a net overall increase in Distributor inventory levels during the period compared to a less than $0.5 million decrease in revenues due to net inventory level changes in the corresponding period in 2015. The increase in Distributor inventory levels during the quarter ended June 30, 2016 follows an estimated $1.2 million to $1.5 million decline in first quarter 2016 product revenues due to reduced Distributor inventory levels during the first three months of 2016. All of our product revenue in the three months ended June 30, 2016 and 2015 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended June 30, 2016 and 2015, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended June 30, 2016 and 2015 was up to $70 per prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended June 30, 2016 was $0.3 million. No licensing revenue was recorded during the three months ended June 30, 2015. Licensing revenue relates primarily to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the three months ended June 30, 2016 and 2015 was $8.9 million and $6.4 million, respectively, an increase of $2.5 million, or 39%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the three months ended June 30, 2016 and 2015 was sourced from three API suppliers and two API suppliers, respectively. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the three months ended June 30, 2016 and 2015 was 73% and 64%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers and potential cost efficiency through increased volume. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2016 and 2015 was $26.1 million in each period. Selling, general and administrative expenses for the three months ended June 30, 2016 and 2015 are summarized in the table below:

	Three Months Ended June 30,
In thousands	2016	2015
Selling, general and administrative expense (1)	$18,622	$21,981
Co-promotion fees (2)	4,551	1,699
Non-cash stock based compensation expense (3)	2,893	2,374

Total selling, general and administrative expense	$26,066	$26,054

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants and co-promotion fees, for the three months ended June 30, 2016 and 2015 was $18.6 million and $22.0 million, respectively, a decrease of $3.4 million, or 15%. The decrease is due primarily to lower legal costs following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals.
(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended June 30, 2016 and 2015 were $4.6 million and $1.7 million, respectively, an increase of $2.9 million, or 168%. The increase is due primarily to an increase in gross margin on product sales in the second quarter of 2016 compared to the second quarter of 2015, coupled with an increase in the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. from 15% in 2015 to 19% in 2016.
(3)	Stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $2.9 million and $2.4 million, respectively, an increase of $0.5 million, or 22%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

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

Research and Development Expense. Research and development expense for the three months ended June 30, 2016 and 2015 was $12.6 million and $12.0 million, respectively, an increase of $0.6 million, or 5%. Research and development expenses for the three months ended June 30, 2016 and 2015 are summarized in the table below:

	Three Months Ended June 30,
In thousands	2016	2015
REDUCE-IT study (1)	$8,709	$8,140
Regulatory filing fees and expenses (2)	591	441
Internal staffing, overhead and other (3)	2,806	2,586

Research and development expense, excluding non-cash expense	12,106	11,167
Non-cash stock-based compensation (4)	472	842

Total research and development expense	$12,578	$12,009

The increase in research and development expenses for the quarter ended June 30, 2016, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended June 30, 2016 and 2015, we incurred expenses through our CRO in connection with this trial of approximately $7.5 million and $7.2 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended June 30, 2016 and 2015 for REDUCE-IT were approximately $8.7 million and $8.1 million, respectively. The increase in expenses in 2016 as compared to 2015 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the second half of 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the quarters ended June 30, 2016 and 2015 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Research and development costs, excluding non-cash costs, are expected to vary from quarter to quarter in 2016 due to the timing of REDUCE-IT costs.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the three months ended June 30, 2016 was a gain of $5.8 million versus a loss of $0.6 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities for the three months ended June 30, 2016 and 2015 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of March 31, 2016, the fair value of the derivative was determined to be $5.9 million, and as of June 30, 2016, the fair value of the derivative was determined to be $2.8 million. As such, we recognized a $3.1 million gain on change in fair value of derivative liability for the three months ended June 30, 2016. As of March 31, 2015, the fair value of the derivative was determined to be $4.8 million, and as of June 30, 2015, the fair value of the derivative was determined to be $5.6 million. As such, we recognized a $0.8 million loss on change in fair value of derivative liability for the three months ended June 30, 2015.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of March 31, 2016, the fair value of the derivative was determined to be $2.8 million, and as of June 30, 2016, the fair value of the derivative was determined to be $0.6 million. As such, we recognized a $2.2 million gain on change in fair value of derivative liability for the three months ended June 30, 2016. As of March 31, 2015, the fair value of the derivative was determined to be $1.3 million, and as of June 30, 2015, the fair value of the derivative was determined to be $1.1 million. As such, we recognized a $0.2 million gain on change in fair value of derivative liability for the three months ended June 30, 2015.

Our 2015 Notes, issued in November 2015, contain the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. As of March 31, 2016, the fair value of the derivative was determined to be $0.7 million, and as of June 30, 2016, the fair value of the derivative was determined to be $0.2 million. As such, we recognized a $0.6 million gain on change in fair value of derivative liability for the three months ended June 30, 2016. There was no such change in fair value of derivative liability for the three months ended June 30, 2015.

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

Interest Expense, net. Net interest expense for the three months ended June 30, 2016 and 2015 was $5.6 million and $4.8 million, respectively, an increase of $0.8 million, or 17%. Net interest expense for the three months ended June 30, 2016 and 2015 is summarized in the table below:

	Three Months Ended June 30,
In thousands	2016	2015
Exchangeable senior notes (1):
Amortization of debt discounts	$2,048	$1,550
Contractual coupon interest	1,445	1,313

Total exchangeable senior notes interest expense	3,493	2,863
Long-term debt—BioPharma financing (2):
Cash interest	1,685	1,547
Non-cash interest	516	440

Total long-term debt interest expense	2,201	1,987
Other interest expense	4	5

Total interest expense	5,698	4,855
Interest income (3)	(82)	(48)

Total interest expense, net	$5,616	$4,807

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended June 30, 2016 and 2015 was $3.5 million and $2.9 million, respectively.
(2)

Cash and non-cash interest expense related to the BioPharma financing for the three months ended June 30, 2016 and 2015 was $2.2 million and $2.0 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the three months ended June 30, 2016 was expense of $0.2 million versus income of $0.1 million in the prior year period. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the three months ended June 30, 2016 and 2015 was $1.0 million and $0.5 million, respectively. The current benefit relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies. In April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three months ended June 30, 2016, includes $0.1 million of excess tax deficiencies arising from share-based payments.

Preferred Stock Beneficial Conversion Feature. In 2015, we issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate. The conversion price on the date of issuance was less than the market price of our ordinary shares on such date. We determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance. These features are analogous to preference dividends and were recorded as a non-cash return to preferred shareholders through accumulated deficit, and are therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. During the three months ended June 30, 2015, we recorded an adjustment to net loss applicable to common shareholders of $31.3 million upon effectiveness of the related resale Registration Statement on Form S-3. There was no such adjustment to net loss in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

Product Revenue, net. We recorded net product revenue of $58.1 million and $33.3 million during the six months ended June 30, 2016 and 2015, respectively, an increase of $24.9 million, or 75%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions as well as an increase in the level of inventories held by our customers during the period. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 153,000 and 168,000, respectively, over the six months ended June 30, 2015, representing growth of 55% and 57%, respectively. The level of inventories held by our customers as of June 30, 2016 increased as compared to inventories held as of year-end 2015 calculated based on estimated days of Vascepa sales on hand. We estimate that revenues during the six months ended June 30, 2016 include approximately $1.5 million to $1.8 million in product revenues resulting from a net overall increase in Distributor inventory levels compared to a less than $1.0 million decrease in revenues due to net inventory level changes in the corresponding period in 2015. All of our product revenue in the six months ended June 30, 2016 and 2015 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the six months ended June 30, 2016 and 2015, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the six months ended June 30, 2016 and 2015 was up to $70 per prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the six months ended June 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively, an increase of $0.2. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the six months ended June 30, 2016 and 2015 was $15.8 million and $12.0 million, respectively, an increase of $3.7 million, or 31%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2016 and 2015 was sourced from three API suppliers and two API suppliers, respectively. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth.

Our gross margin on product sales for the six months ended June 30, 2016 and 2015 was 73% and 64%, respectively. This improvement was primarily driven by lower unit cost API purchases. In addition, over time we expect continued lower average unit cost purchases of API. We also expect that API costs will be lower in the future due to advantages derived from the mix of our suppliers and potential cost efficiency through increased volume. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2016 and 2015 was $54.1 million and $50.8 million, respectively, an increase of $3.3 million, or 6%. Selling, general and administrative expenses for the six months ended June 30, 2016 and 2015 are summarized in the table below:

	Six Months Ended June 30,
In thousands	2016	2015
Selling, general and administrative expense (1)	$40,260	$43,010
Co-promotion fees (2)	8,049	3,189
Non-cash stock based compensation expense (3)	5,777	4,605
Non-cash warrant related compensation income	—	(9)

Total selling, general and administrative expense	$54,086	$50,795

(1)	Selling, general and administrative expense, excluding non-cash compensation charges for stock compensation and warrants and co-promotion fees, for the six months ended June 30, 2016 and 2015 was $40.3 million and $43.0 million, respectively, decrease of $2.7 million, or 6%. The decrease is due primarily to lower legal costs following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals.
(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the six months ended June 30, 2016 and 2015 were $8.0 million and $3.2 million, respectively, an increase of $4.9 million, or 152%. The increase is due primarily to an increase in gross margin on product sales in the second quarter of 2016 compared to the second quarter of 2015, coupled with an increase in the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. from 15% in 2015 to 19% in 2016.
(3)	Stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $5.8 million and $4.6 million, respectively, an increase of $1.2 million, or 25%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

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

Research and Development Expense. Research and development expense for the six months ended June 30, 2016 and 2015 was $26.3 million and $24.6 million, respectively, an increase of $1.7 million, or 7%. Research and development expenses for the six months ended June 30, 2016 and 2015 are summarized in the table below:

	Six Months Ended June 30,
In thousands	2016	2015
REDUCE-IT study (1)	$18,072	$16,560
Regulatory filing fees and expenses (2)	1,297	856
Internal staffing, overhead and other (3)	5,754	5,554

Research and development expense, excluding non-cash expense	25,123	22,970
Non-cash stock-based compensation (4)	1,185	1,653

Total research and development expense	$26,308	$24,623

The increase in research and development expenses for the six months ended June 30, 2016, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the six months ended June 30, 2016 and 2015, we incurred expenses through our CRO in connection with this trial of approximately $15.1 million and $13.8 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the six months ended June 30, 2016 and 2015 for REDUCE-IT were approximately $18.1 million and $16.6 million, respectively. The increase in expenses in 2016 as compared to 2015 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the second half of 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the six months ended June 30, 2016 and 2015 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Research and development costs, excluding non-cash costs, are expected to vary from quarter to quarter in 2016 due to the timing of REDUCE-IT costs.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the six months ended June 30, 2016 was a gain of $4.6 million versus a loss of $0.1 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities for the six months ended June 30, 2016 and 2015 is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes, and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability was related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 per warrant and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants were classified as a derivative liability, they were revalued at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of June 30, 2015 and the derivative liability was extinguished. The fair value of the warrant derivative liability as of December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the six months ended June 30, 2015. There was no such change in fair value of derivative liability for the six months ended June 30, 2016.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of June 30, 2016, the fair value of the derivative was determined to be $2.8 million. As such, we recognized a $2.7 million gain on change in fair value of derivative liability for the six months ended June 30, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of June 30, 2015, the fair value of the derivative was determined to be $5.6 million. As such, we recognized a $0.8 million loss on change in fair value of derivative liability for the six months ended June 30, 2015.

Our 2014 Notes, issued in May 2014, contain a redemption feature whereby, upon occurrence of a change in control, we would be required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivative was determined to be $2.1 million, and as of June 30, 2016, the fair value of the derivative was determined to be $0.6 million. As such, we recognized a $1.5 million gain on change in fair value of derivative liability for the six months ended June 30, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and as of June 30, 2015, the fair value of the derivative was determined to be $1.1 million. As such, we recognized a $1.5 million gain on change in fair value of derivative liability for the six months ended June 30, 2015.

Our 2015 Notes, issued in November 2015, contain the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. As of December 31, 2015, the fair value of the derivative was determined to be $0.6 million, and as of June 30, 2016, the fair value of the derivative was determined to be $0.2 million. As such, we recognized a $0.4 million gain on change in fair value of derivative liability for the six months ended June 30, 2016. There was no such change in fair value of derivative liability for the six months ended June 30, 2015.

In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the six months ended June 30, 2015. The liability was then marked to fair value through March 30, 2015, the date on which we executed a separate subscription agreement with the investor, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives in the six months ended June 30, 2015. The liability of $1.8 million was then reclassified to permanent equity on March 30, 2015. There was no such change in fair value of derivative liability for the six months ended June 30, 2016.

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

Interest Expense, net. Net interest expense for the six months ended June 30, 2016 and 2015 was $11.2 million and $9.7 million, respectively, an increase of $1.5 million, or 16%. Net interest expense for the six months ended June 30, 2016 and 2015 is summarized in the table below:

	Six Months Ended June 30,
In thousands	2016	2015
Exchangeable senior notes (1):
Amortization of debt discounts	$4,017	$3,002
Contractual coupon interest	2,890	2,625

Total exchangeable senior notes interest expense	6,907	5,627
Long-term debt—BioPharma financing (2):
Cash interest—current	3,363	3,103
Cash interest—deferred	—	112
Non-cash interest	1,021	905

Total long-term debt interest expense	4,384	4,120
Other interest expense	9	5

Total interest expense	11,300	9,752
Interest income (3)	(98)	(60)

Total interest expense, net	$11,202	$9,692

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the six months ended June 30, 2016 and 2015 was $6.9 million and $5.6 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for the six months ended June 30, 2016 and 2015 was $4.4 million and $4.1 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the six months ended June 30, 2016 and 2015 was $0.1 million in each period. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the six months ended June 30, 2016 was expense of $0.3 million versus expense of $0.03 million in the prior year period. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the six months ended June 30, 2016 and 2015 was $1.3 million and $1.0 million, respectively. The current benefit relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies. In April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the six months ended June 30, 2016, includes $0.2 million of excess tax deficiencies arising from share-based payments.

Preferred Stock Purchase Option. In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the six months ended June 30, 2015. There was no such adjustment for the six months ended June 30, 2016.

Preferred Stock Beneficial Conversion Feature. In 2015, we issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate (see Note 8). The conversion price on the date of issuance was less than the market price of our ordinary shares on such date. We determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance. These features are analogous to preference dividends and were recorded as a non-cash return to preferred shareholders through accumulated deficit, and are therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. During the six months ended June 30, 2015, we recorded an adjustment to net loss applicable to common shareholders of $31.3 million upon effectiveness of the related resale Registration Statement on Form S-3. There was no such adjustment to net loss in the three months ended June 30, 2016.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2016 include cash and cash equivalents of $72.5 million. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,
In millions	2016	2015
Cash (used in) provided by:
Operating activities	$(33.8)	$(38.3)
Investing activities	—	—
Financing activities	(0.7)	54.8

(Decrease) increase in cash and cash equivalents	$(34.5)	$16.5

Net cash used in operating activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 decreased primarily as a result of increased collections resulting from higher revenues and decreased legal costs following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals, partially offset by receipt in 2015 of $15.0 million in up-front proceeds from the Eddingpharm license agreement. Increased sales and marketing spend in 2016 in support of expanded Vascepa promotion was more than offset by higher collections from product sales.

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of June 30, 2016, the net remaining amount to be repaid to BioPharma is $132.1 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $23.4 million. The quarterly repayments through June 30, 2016 represent interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

On January 9, 2012, through our wholly-owned subsidiary Corsicanto Limited, or Corsicanto, a private limited company incorporated under the laws of Ireland, we completed a private placement of $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. On May 20, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, $16.2 million of the 2012 Notes was extinguished, following which $15.1 million in aggregate principal amount of the 2012 Notes remains outstanding with terms unchanged. We may in the future seek to negotiate exchange agreements with the remaining holders of the outstanding 2012 Notes or to otherwise refinance this debt obligation on or before all or a portion of the $15.1 million is put to us. The outstanding 2012 Notes may be converted by holders or put to us at the holders’ option upon fundamental change or an event of default. The holders also have the option to put the 2012 Notes back to us on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount plus accrued and unpaid interest. As a result, the carrying value of the 2012 Notes of $15.1 million is classified as a current liability as of June 30, 2016.

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

The 2014 Notes were issued pursuant to an indenture dated May 20, 2014 by and among Corsicanto, us as guarantor, and Wilmington Trust, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by us. The 2014 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the notes’ maturity on January 15, 2032, unless earlier repurchased or redeemed by Corsicanto or exchanged by the holders. On or after January 19, 2018, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2019, January 19, 2024 and January 19, 2029, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032, holders may exchange their 2014 Notes at their option. If prior to January 15, 2018, a make-whole fundamental change (as defined in the 2014 Notes indenture) occurs or we elect to redeem the 2014 Notes in connection with certain changes in tax law, in each case as described in the 2014 Notes indenture, and a holder elects to exchange its 2014 Notes in connection with such make-whole fundamental change or election, as the case may be, such holder may be entitled to an increase in the exchange rate as described in the 2014 Notes indenture. The initial exchange rate is 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. Upon exchange, the notes may only be settled in ADSs. The 2015 Notes have substantially identical terms to the 2014 Notes, except that the 2015 Notes were issued by us and are not guaranteed by any entity.

As of June 30, 2016, we had cash and cash equivalents of $72.5 million, a decrease of $8.9 million from March 31, 2016 and a decrease of $34.5 million from December 31, 2015. The decrease during 2016 is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT, less accounts receivable collections. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.2 billion as of June 30, 2016. We believe that our cash and cash equivalents will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital will likely be required to sustain operations. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport, and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS, LLC, or Capsugel. Our agreements with Chemport, Novasep, Patheon and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments may be payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.

We have operating lease costs consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, offset by sublease rental income.

Under the terms of the agreement with BioPharma, we agreed to repay up to $150 million of future revenue and receivables. As of June 30, 2016, the net remaining amount to be repaid to BioPharma is $132.1 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $23.4 million. The quarterly repayments through June 30, 2016 represent interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

We have scheduled interest payments due under the terms of the 2012 Notes, 2014 Notes, and 2015 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017 and that the 2014 Notes and 2015 Notes remain outstanding through January 19, 2019 and they have not been exchanged for ADSs.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. In August 2014, we entered into a second equity sale and purchase agreement between this supplier and another third party in which we agreed to sell approximately $1.0 million of our remaining investment. This transaction closed in the fourth quarter of 2014. The remaining carrying amount of $0.2 million as of both June 30, 2016 and December 31, 2015 is included in other long-term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.3 million in each of the six months ended June 30, 2016 and 2015. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.0 million as of June 30, 2016). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.7 million as of June 30, 2016) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.4 million as of June 30, 2016).

We have recorded a liability of $0.1 million for uncertain tax positions in other long-term liabilities as of June 30, 2016. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We do not enter into financial instruments for trading or speculative purposes. As of June 30, 2016, we had no outstanding forward exchange contracts.

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

As of June 30, 2016, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, include discussions of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

On April 26, 2016, the U.S. District Court for the District of New Jersey granted our motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit seeks unspecified monetary damages and attorneys’ fees and costs alleging that we and certain of our current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. The April 2016 dismissal was the second motion to dismiss granted in favor of Amarin and related defendants in this litigation. The first motion to dismiss in this litigation was granted in June 2015 in response to the original complaint and related amendment. On May 24, 2016, plaintiffs notified the court they would not file another amended complaint and on May 26, 2016, filed a notice of appeal of the most recent dismissal to the Third Circuit Court of Appeals. We plan a vigorous defense to this appeal. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

On May 31, 2016, FDA granted five-year, new chemical entity exclusivity with respect to Vascepa in connection with Vascepa’s July 26, 2012, FDA approval. Following such exclusivity grant, on June 7, 2016, Watson Laboratories Inc., or Watson, moved for voluntarily dismissal of its own appeal to the United States Court of Appeals (case no. 2016-1596) of the January 22, 2016, U.S. District Court for the District of New Jersey order of dismissal of the abbreviated new drug application, or ANDA, patent infringement litigation (case no. 14-CV-3259) related to Vascepa. The Watson motion for voluntary dismissal, to which we consented, was granted on June 8, 2016. There is no pending patent litigation related to Vascepa.

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

Even if we are able to successfully develop Vascepa outside the United States or develop additional products from our research and development efforts, the development time cycle for products typically takes several years. This restricts our ability to respond to adverse business conditions for Vascepa. If we are not successful with development, or if there is not adequate demand for Vascepa or the market for such product develops less rapidly than we anticipate, we may not have the ability to effectively shift our resources to the development of alternative products or do so in a timely manner without suffering material adverse effects on our business. As a result, the lack of alternative markets and products we develop could constrain our ability to generate revenues and achieve profitability.

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

In August 2015, based on a federal court order, we also began marketing Vascepa in the United States to healthcare professionals for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels, based on results from the ANCHOR study of Vascepa. It is estimated that approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol and are on statin therapy. FDA did not approve Vascepa for use in this population due to the uncertain effect of pharmaceutically induced triglyceride reduction in this patient population on cardiovascular risk reduction, the ultimate targeted clinical benefit. Our promotional efforts disclose this fact and what we view as truthful and non-misleading information on the current state of research on both triglyceride reduction and the active pharmaceutical ingredient, or API, in Vascepa, EPA, as each relate to the potential of Vascepa to reduce cardiovascular risk.

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

In May 2014 we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014. Under the agreement, no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives devote a substantial portion of their time to promoting Vascepa with our approximately 150 sales professionals, including sales representatives and their managers, based on a plan designed to increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking for a company to manage, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

We are also expanding our commercialization activities to markets outside of the United States through partnering arrangements. In February 2015, we entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm may be required to conduct clinical trials in the China Territory to secure regulatory approval. Significant commercialization of Vascepa in the China Territory is several years away, if at all. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

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

We also have an agreement to register and commercialize Vascepa in countries within the Middle East and North Africa. Development in this region, as in China, is also several years away and subject to similar risks. We continue to assess other partnership opportunities for licensing Vascepa in other territories outside of the United States.

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

Since January 2013, we have marketed Vascepa for use in the FDA-approved MARINE indication in the United States.

In April 2015, we received a Complete Response Letter, or CRL, from the FDA on our supplemental new drug application (“sNDA”) that sought approval for the use of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication. In regulatory communications, the FDA acknowledged that the results of the ANCHOR trial as we presented them to FDA were valid and truthful in that, for example, Vascepa reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The clinical rationale for reducing serum triglycerides with Vascepa and modifying other lipid/lipoprotein parameters shown in ANCHOR among statin-treated patients with triglycerides 200-499 mg/dL is to reduce cardiovascular risk. In not approving our ANCHOR sNDA, the FDA concluded that, for regulatory approval purposes, there were insufficient data to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population.

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

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of a so-called off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., S.D.N.Y. (1:15-cv-03588-PAE), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

In connection with this litigation, the FDA sent a detailed letter to us on June 5, 2015 that confirmed the validity of the ANCHOR trial results. The letter also sought to clarify how, in the FDA’s view, applicable law and FDA policies apply to the communications proposed in our complaint. The FDA stated in this letter that it did not have concerns with much of the information we proposed to communicate and provided us with guidance on the FDA’s view of lawful, but limited paths for the dissemination and communication to healthcare professionals of the effects of Vascepa demonstrated in the ANCHOR clinical trial and use of peer-reviewed scientific publications in the context of appropriate disclaimers.

In August 2015, we were granted preliminary relief in this lawsuit through the court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the FDCA. In August 2015, we began to promote Vascepa to healthcare professionals as permitted by this court declaration. The FDA did not appeal the court’s ruling. In March 2016, we settled this litigation under terms by which the

FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Federal and state governments may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc, which currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, multiple generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise HDL-C but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. Each of these competitors, other than potentially Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

Currently, six manufacturers have launched generic versions of Lovaza. In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patents rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, respectively, received FDA approval of their respective versions of generic Lovaza. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Apotex launched a generic version of Lovaza in January 2015. Prasco Labs launched a generic version of Lovaza in March 2015 and AvKARE, Inc., or AvKARE, launched its version in May 2015. AvKARE supplies government agencies and does not participate in the commercial marketplace. Amneal Pharmaceuticals launched a generic version of Lovaza in January 2016.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil for the treatment of hypertriglyceridemia. Acasti plans to begin a pivotal bioavailability bridging study between CaPre and an omega-3 prescription drug to establish a scientific bridge between the two and determine the feasibility of a 505(b)(2) regulatory pathway. Acasti intends to complete long-term toxicity studies in the next 6-9 months and follow these with a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pivotal pharmacokinetic studies, and we expect the company to initiate a pivotal clinical endpoint study as the next step in development. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals) announced favorable Phase 2 results of volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides. Phase 3 trials are currently ongoing studying volanesorsen in patients with severe hypertriglyceridemia, familial chylomicronemia syndrome (FCS), and familial partial lipodystrophy (FPL) with data expected in 2017 and 2018. Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients. We expect Madrigal to begin Phase 2 trials in homozygous familial hypercholesterolemia (HoFH) and heterozygous familial hypercholesterolemia (HeFH) in 2016. Finally, Gemfire Therapeutics has initiated a Phase 2 trial to evaluate the safety and efficacy of gemcabene, an oral, once-daily pill, in the treatment of patients with homozygous familial hypercholesterolemia (HoFH) on stable lipid-lowering therapy. The novel mechanism of action of gemcabene may support multiple indications including a potential severe triglyceride reduction.

*Vascepa’s recently granted five-year, new chemical entity, or NCE, regulatory exclusivity from the FDA, based on its July 2012 FDA approval, could be challenged by companies seeking to make generic versions of Vascepa or via a citizens’ petition.

The timelines and conditions under the abbreviated new drug application, or ANDA process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, new chemical entity (“NCE”) marketing exclusivity. The FDA typically makes a determination on marketing exclusivity in connection with an NDA approval of a drug for a new indication. FDA marketing exclusivity is separate from, and in addition to, patent protection, trade secrets and manufacturing barriers to entry which also help protect Vascepa against generic competition.

We applied to the FDA for five-year, NCE marketing exclusivity for Vascepa in connection with the NDA for our MARINE indication, which NDA was approved by the FDA on July 26, 2012. On February 21, 2014, in connection with the July 26, 2012 approval of the MARINE indication, the FDA denied a grant of five-year NCE marketing exclusivity to Vascepa and granted three-year marketing exclusivity. Under applicable regulations, such three-year exclusivity would have extended through July 25, 2015 and would have been supplemented by a 30-month stay triggered by patent litigation that would have extended into September 2016, unless such patent litigation was resolved against us sooner.

NCE marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, the pioneer drug company may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and may also be afforded other extensions under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. Another drug sponsor could also gain a form of marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Amendments, if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

In contrast, a three-year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved, such as when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we expect to receive three-year exclusivity in connection with any future regulatory approvals of Vascepa, such as an approval sought based on positive REDUCE-IT outcomes study results. Such three-year exclusivity protection precludes the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval. The FDA may accept and commence review of such applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of patents at any time, subject to any prior four-year period pending from a grant of five-year exclusivity. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.

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

On May 31, 2016, in a reversal that FDA and we view as consistent with the court’s May 28, 2015 summary judgment motion, FDA determined that Vascepa is eligible for five-year, NCE marketing exclusivity. This determination provides Vascepa with the benefits of NCE exclusivity afforded by statute. NCE exclusivity for Vascepa runs from its date of FDA approval on July 26, 2012 and extends until July 26, 2017. The statutory 30-month stay triggered by patent litigation following generic application submissions permitted on July 26, 2016 would continue until January 26, 2020, seven-and-a-half years from FDA approval, unless such patent litigation was resolved against us sooner.

It is possible that FDA’s NCE determination could be challenged by interested parties. If challenged, we plan to vigorously support FDA’s determination. Any such challenge could have a negative impact on our company and create uncertainty around the continued benefits associated with a five-year exclusivity status.

Generic company competitors are expected to again seek FDA approval of generic versions of Vascepa.

The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, permits the FDA to approve ANDAs for generic versions of brand name drugs like Vascepa. We refer to the process of generic drug applications as the “ANDA process.” The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration, and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant needs to submit data demonstrating that its product is bioequivalent to the brand name product, usually based on pharmacokinetic studies.

The Hatch-Waxman Amendments require an applicant for a drug product that relies, in whole or in part, on the FDA’s prior approval of Vascepa, to notify us of its application, a “Paragraph IV” notice, if the applicant is seeking to market its product prior to the expiration of the patents that claim Vascepa. A bona fide Paragraph IV notice may not be given under the Hatch-Waxman Amendments until after the generic company receives from the FDA an acknowledgement letter stating that its ANDA is sufficiently complete to permit a substantive review.

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

On January 22, 2016, the U.S. District Court for the District of New Jersey granted our motion to dismiss all patent infringement litigation related to the 2014 acceptance by the FDA of ANDAs to Vascepa. An appeal of the court’s dismissal was filed by one ANDA filer and, after FDA’s May 2016 grant of Vascepa NCE exclusivity, that appeal was withdrawn by the ANDA filer. With this dismissal and terminated appeal, there is no pending patent litigation related to Vascepa.

We plan to defend the exclusivity of Vascepa through patent litigation after the so called Paragraph IV notification from ANDA filers that FDA has accepted their ANDA application related to Vascepa. We expect notification of new ANDA acceptances in the third quarter of 2016, given their eligibility for submission under the NCE regulatory structure, after the expiration of four years from the July 2012 approval of Vascepa.

If an ANDA filer is ultimately successful in patent litigation against us, it meets the requirements for a generic version of Vascepa to the satisfaction of the FDA under its ANDA (after the applicable regulatory exclusivity period and the litigation-related 30-month stay period ends), and is able to supply the product in significant commercial quantities, the generic company could introduce a generic version of Vascepa. Such a market entry would likely limit our U.S. sales, which would have an adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

Vascepa is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa is subject to non-prescription competition and consumer substitution.

Our only current product, Vascepa, is a prescription-only omega-3 fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested safety of Vascepa as having a superior therapeutic profile to naturally occurring omega-3 fatty acids and dietary supplements. In addition, the FDA has not enforced what we view as illegal drug claims made by certain omega-3 fatty acid supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. As a result of our First Amendment litigation and settlement, we may now make this claim to healthcare professionals subject to certain qualifications. These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

We may not be successful in our Vascepa co-promotion effort with Kowa Pharmaceuticals America, Inc.

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to co-promote Vascepa in the United States under which no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives devote a substantial portion of their time to promoting Vascepa with our approximately 150 sales professionals, including sales representatives and their managers. Co-promotion under the agreement commenced in May 2014 based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. While our agreement provides for minimum performance criteria, we have little control over Kowa Pharmaceuticals America, Inc., and it may fail to devote the necessary resources and attention to promote Vascepa effectively. If that were to occur, depending on Vascepa revenues, we may have to curtail the continued development of Vascepa for approval for additional indications or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. Or, we may seek to terminate the agreement and search for another commercialization partner. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

*Our special protocol assessment, or SPA, agreement for ANCHOR was rescinded and our SPA agreement for REDUCE-IT is not a guarantee of FDA approval of Vascepa for the proposed REDUCE-IT indication.

A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. The ANCHOR trial was, and the REDUCE-IT trial is, being conducted under a SPA agreement with the FDA. In each case, the FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the trial is adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness. A SPA agreement is not a guarantee of approval. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. The FDA reserves the right of final determinations for approval based on its review of the entire data presented in a marketing application.

In October 2013, the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. In April 2015, we received a CRL from the FDA stating that the FDA determined not to approve label expansion reflecting the ANCHOR clinical trial efficacy data at this time. Thus, even though we have received regulatory approval of Vascepa for the MARINE indication under a SPA agreement, our ANCHOR SPA agreement was rescinded and there is no assurance that the FDA will not rescind our REDUCE-IT SPA agreement.

In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the independent DMC at approximately 80% of the target aggregate number of primary cardiovascular events. In this amended REDUCE-IT SPA agreement, FDA agreed that, based on the information submitted to the agency, the critical elements of the revised REDUCE-IT protocol and analysis plans adequately address the objectives necessary to support a regulatory submission. However, secondary and/or tertiary endpoints, their ordering in the statistical hierarchy, their clinical significance, or whether any would yield results appropriate for labeling are considered review issues and are not intended to be a binding component of the REDUCE-IT SPA agreement. Further, matters such as endpoint adjudication procedures (including potential endpoint ascertainment, adjudication process, and detailed definitions) were specified by FDA as issues to be reviewed by the agency as part of a drug approval application. Consistent with the May 2016 FDA SPA draft guidance, FDA stated that the SPA agreement does not necessarily indicate the agency’s agreement with every detail of a protocol; instead, such an agreement indicates FDA’s concurrence with the elements critical to ensuring that the trial conducted under the protocol would have the potential to form the primary basis of an efficacy claim in a marketing application.

The inability to obtain marketing approval in the ANCHOR or REDUCE-IT indications has prevented, and would continue to prevent us, from growing revenue more significantly, and it has had, and could continue to have, a material adverse effect on our operations and financial condition, including our ability to reach profitability.

The commercial value to us of sales of Vascepa outside the United States, such as under the DCS Agreement with Eddingpharm, may be smaller than we anticipate.

There can be no assurance as to the adequacy for commercial success of Vascepa outside the United States. For example, even if we and Eddingpharm obtain marketing approval in countries within the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential in these countries for our product would suffer.

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

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as Kowa Pharmaceuticals America, Inc. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for Vascepa obtained within the China Territory under the DCS agreement with Eddingpharm and in other territories outside the United States. Given our inexperience with marketing and commercializing products outside the United States, we will need to rely on third parties, such as Eddingpharm in China, to assist us in dealing with any such issues.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we or our partners are found to have improperly promoted uses of Vascepa, we may become subject to significant fines and other liability. The government may seek to find means to prevent our promotion of truthful and non-misleading information beyond the current court ruling and litigation settlement.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication and we believe the First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label or our settlement. If we are found to have promoted Vascepa outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the False Claims Act or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc., or our ex-U.S. commercialization partner, Eddingpharm. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, incentives exist under applicable laws that encourage competitors, employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives could lead to so-called whistleblower lawsuits as part of which such persons seek to collect a portion of moneys allegedly overbilled to government agencies due to, for example, promotion of pharmaceutical products beyond labeled claims. These incentives could also lead to suits that we have mischaracterized a competitor’s product in the marketplace and we may, as a result, be sued for alleged damages to our competitors. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also costly to defend.

Even though we have a final settlement in our litigation related to promotion beyond FDA-approved labeling, our promotion would still be subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the permitted scope. Likewise, federal or state government may seek to find other means to prevent our promotion of truthful and non-misleading information.

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

*The prospective 60% and 80% interim efficacy and safety analyses of the REDUCE-IT cardiovascular outcomes trial may not be completed in the contemplated timeframes and may not demonstrate to the independent committee monitoring the study a sufficient benefit risk result to warrant the independent committee recommending stopping the study early for overwhelming efficacy. The independent monitoring committee may, at its discretion, also recommend that the study be stopped for safety or related concerns.

In accordance with the SPA agreement for our REDUCE-IT cardiovascular outcomes trial, an interim analysis of the efficacy and safety results of the trial is scheduled to occur upon reaching approximately 60% of the target aggregate number of cardiovascular events. We currently expect this interim analysis by the study’s independent data monitoring committee (DMC) to occur in September or October 2016 based on our understanding of the current event rates in the study and expected future event rates and will include the first review of unblinded efficacy data by the DMC. Assuming the REDUCE-IT study continues following the 60% interim analysis, the second planned interim analysis will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy and safety analysis by the DMC expected around mid-2017. It may actually take longer than anticipated for the DMC assessment of data for the interim analysis.

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study in or about the second half of 2017. We do not expect the study to be stopped due to overwhelming efficacy at these interim looks. We have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis due to low likelihood of obtaining a favorable result at completion. Despite no formal futility analysis or boundary being pre-specified in the protocol, it is within the purview of the DMC to weigh all available information and recommend study stoppage or continuation.

Moreover, it is the DMC that will make the formal recommendation as to whether to stop the study early or to continue as planned. We are blinded to the interim analysis results and are informed by the DMC of the recommendation to stop the study or to continue as planned. The DMC may consider factors outside the pre-specified statistical analysis plan when assessing whether to recommend continuing the study as planned. For example, even if study results are sufficiently positive at the interim analysis to demonstrate overwhelming efficacy, the DMC at its discretion may recommend continuation of the study as planned with the goal of arriving at more robust results at the planned study completion if it believes that waiting for more robust results outweighs the potential medical benefit of stopping and unblinding the study early.

The DMC has multiple times per year assessed safety data generated in the ongoing study and has thus far recommended to continue the study as planned. Thus, multiple safety reviews to date have not warranted study stoppage. Nevertheless, the study may be stopped at any time based on recommendations of the DMC due to safety concerns identified by the DMC during its ongoing and regularly scheduled safety data assessments.

We may not be successful in developing or marketing future products if we cannot meet the extensive regulatory requirements of the FDA and other regulatory agencies for quality, safety and efficacy.

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and elsewhere. In the United States, the FDA generally requires preclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including:

•	the lack of efficacy during clinical trials;

•	the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;

•	slower than expected rates of patient recruitment;

•	the inability to observe patients adequately after treatment;

•	changes in regulatory requirements for clinical trials or preclinical studies;

•	the emergence of unforeseen safety issues in clinical trials or preclinical studies;

•	delay, suspension, or termination of a trial by the institutional review board responsible for overseeing the study at a particular study site;

•	unanticipated changes to the requirements imposed by regulatory authorities on the extent, nature or timing of studies to be conducted on quality, safety and efficacy;

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial; and

•	political instability affecting our clinical trial sites, such as the potential for political unrest affecting our REDUCE-IT clinical trial sites in the Ukraine and Russia.

Even if we obtain positive results from early stage preclinical studies or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost-containment measures, PPACA established:

•	An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products;

•	A new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period; and

•	A new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

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

We hired and trained a professional sales force of approximately 275 sales representatives and commenced our commercial launch of Vascepa in the MARINE indication in the United States in early January 2013. The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Our October 2013 worldwide reduction in force, which included the termination of approximately 50% of the then-staffed sales force, has made this process more difficult. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We initially purchased all of our supply of the bulk compound (ethyl-EPA), which constitutes the only API of Vascepa, from a single supplier, Nisshin Pharma, Inc., or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA marketing approval for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of an NDA supplement for Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We terminated our agreement with BASF due to its inability to meet the agreement requirements, may enter into a new development and supply agreement with BASF, and may purchase API from BASF, as it remains an NDA-approved supplier. In 2014, we obtained sNDA approval for a fourth supplier of API, which includes the manufacturing facility of Finorga SAS (Novasep). We currently purchase and use commercial supply from Novasep, Chemport, and Nisshin. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other third-party sources of supply.

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

Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. For example, Chemport, which was approved as one of our API suppliers in April 2013, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. If our third-party manufacturing capacity is not expanded and compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot assure you that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

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

The manufacture, packaging and distribution of pharmaceutical products such as Vascepa are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

The manufacture, packaging and distribution of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s pharmaceutical current good manufacturing practices, or cGMPs, and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we are not able to manufacture Vascepa to required specifications through our current and potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

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

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials.

Our reliance on third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials. Moreover, the FDA requires us to comply with requirements, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining regulatory approvals for our product candidates and may be delayed in our efforts to successfully commercialize our product candidates for targeted diseases.

We are dependent upon our collaboration with Eddingpharm and others to commercialize Vascepa in certain regions outside of the United States, and if such third parties fail to successfully fulfill their obligations, or are ineffective in their commercialization of Vascepa, or if our collaborations are terminated, our plans to commercialize Vascepa outside of the United States may be adversely affected.

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

We also have an agreement to register and commercialize Vascepa in countries within the Middle East and North Africa. Development in this region, as in China, is subject to similar third party risk.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 47 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 47 allowed and issued applications include the following:

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

We anticipate that competitors may from time to time oppose our efforts to obtain patent protection for new technologies or to submit patented technologies for regulatory approvals. Competitors may seek to oppose our patent applications to delay the approval process or to challenge our granted patents, for example, by requesting a reexamination of our patent at the USPTO, or by filing an opposition in a foreign patent office, even if the opposition or challenge has little or no merit. For example, one of our patents was revoked in an opposition proceeding in Europe due to a determination of improper claim amendments under a provision of law not applicable in the United States. Such proceedings are generally highly technical, expensive, and time consuming, and there can be no assurance that such a challenge would not result in the narrowing or complete revocation of any patent of ours that was so challenged.

Our issued patents may not prevent competitors from competing with Vascepa, even if we seek to enforce our patent rights.

We plan to vigorously defend our rights under issued patents. For example, in March 2014, we filed a patent infringement suit against Omthera Pharmaceuticals, Inc., and its parent company, AstraZeneca Pharmaceuticals LP. The suit sought injunctive relief and monetary damages for infringement of our U.S. Patent No. 8,663,662. The complaint alleged infringement of the patent arising from the expected launch of Epanova, a product that is expected to compete with Vascepa in the United States. The patent covers methods of lowering triglycerides by administering a pharmaceutical composition that includes amounts of EPA as free acid, and no more than about 30% DHA. In November 2014, based on a representation from AstraZeneca Pharmaceuticals LP that the commercial launch of Epanova was not imminent, the court dismissed our complaint, without prejudice (i.e., preserving our ability to later re-file the suit). The court required the defendant to notify us before any product launch. We intend to pursue this litigation vigorously and aggressively protect its intellectual property rights. However, patent litigation is a time-consuming and costly process. There can be no assurance that we will be successful in enforcing this patent or that it will not be successfully challenged and invalidated. Even if we are successful in enforcing this patent, the process could take years to reach conclusion.

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

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of Vascepa. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from the MARINE and ANCHOR trials. If granted, many of the resulting granted patents would expire in 2030 or beyond. However, no assurance can be given that these additional MARINE and ANCHOR patents or any of our pending patent applications intended to cover an indication based on future results from the REDUCE-IT clinical trial will be granted or, if they grant, that they will prevent competitors from competing with Vascepa.

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

In January 2016, we issued financial and business guidance, including expected fiscal year 2016 total net revenue, which is based on estimates and the judgment of management. In August 2016, we updated this guidance based on new information. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our currently projected 2016 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

On July 29, 2015, the plaintiffs filed an amended complaint and we again moved to dismiss. On April 26, 2016, the court granted a second motion to dismiss, again without prejudice, with leave for plaintiffs to file an amended complaint. On May 24, 2016, plaintiffs notified the court they would not file another amended complaint and on May 26, 2016, filed a notice of appeal of the most recent dismissal to the Third Circuit Court of Appeals. We plan a vigorous defense to this appeal.

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

*A change in our tax residence could have a negative effect on our future profitability.

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

However, we cannot assure you that we are or will continue to be resident only in Ireland for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become resident in a jurisdiction other than Ireland. Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities. We are currently under audit by the United States Internal Revenue Service (IRS) for the years 2012 to 2013. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. The ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Should we cease to be an Irish tax resident, we may be subject to a charge to Irish capital gains tax on our assets. Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to a charge to local capital gains tax charge on the assets.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% of gross product sales for each of the six months ended June 30, 2016 and 2015 and represented 94% and 96% of the gross accounts receivable balance as of June 30, 2016 and 2015, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

*We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2015, 2014, and 2013, we reported losses of approximately $149.1 million, $56.4 million, and $166.2 million, respectively, and we had an accumulated deficit as of December 31, 2015 of $1.1 billion. For the six months ended June 30, 2016 and 2015, we reported losses of approximately $43.1 million and $94.8 million, respectively and we had an accumulated deficit as of June 30, 2016 of $1.2 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Vascepa sales are difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for Vascepa, including due to changes in prescriber sentiment or period-to-period Distributor purchasing habits;

•	the extent to which coverage and reimbursement for Vascepa is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts with our new co-promotion partner, Kowa Pharmaceuticals America, Inc.;

•	the timing and ability of Eddingpharm to development and commercialize Vascepa in the China Territory and other territories outside the United States, including obtaining necessary regulatory approvals and establishing marketing channels;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;

•	the timing and nature of results of the REDUCE-IT study or post-approval studies for Vascepa;

•	outcomes of litigation and other legal proceedings, including our pending FDA determination on regulatory exclusivity, shareholder litigation, regulatory matters and tax matters; and

•	our regulatory dialogue on the REDUCE-IT study.

*We will likely require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $72.5 million as of June 30, 2016 will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital will likely be required to sustain operations. We anticipate that quarterly net cash outflows in future periods will be variable.

In order to fully realize the market potential of Vascepa, we may need to enter into a new strategic collaboration or raise additional capital. We may also need additional capital to fully complete our REDUCE-IT cardiovascular outcomes trial.

Our future capital requirements will depend on many factors, including:

•	the timing, amount and consistency of revenue generated from the commercial sale of Vascepa;

•	the costs associated with commercializing Vascepa in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities with our new co-promotion partner, Kowa Pharmaceuticals America, Inc., and the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

•	the continued cost associated with our REDUCE-IT cardiovascular outcomes study;

•	continued costs associated with litigation and other legal proceedings;

•	the time and costs involved in obtaining additional regulatory approvals for Vascepa;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

As of August 1, 2016 we had 185,285,763 common shares outstanding including 183,448,877 shares held as ADSs and 1,836,886 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Our existing indebtedness consists of $165.1 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, $15.1 million of which relates to the 2012 Notes with a provision for such notes to be put to us by the holders on each of January 19, 2017, January 19, 2022 and January 19, 2027, and $118.7 million of which relates to the 2014 Notes and $31.3 million of which relates to the 2015 Notes, both with a provision for such notes to be put to us by the holders on each of January 19, 2019, January 19, 2024 and January 19, 2029.

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

Under the FASB Accounting Standards Codification, or ASC, we are required to separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC on the accounting for our outstanding convertible notes may be that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We may be required to report higher interest expense in our financial results because ASC may require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our ADSs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2016 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 – 30, 2016	—	$—
May 1 – 31, 2016	—	—
June 1 – 30, 2016	42,604	2.16

Total	42,604	$2.16

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1	Letter Agreement with Mr. Michael Kalb, dated May 9, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2016, File No. 000-21392)

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: August 4, 2016