Form 10-Q
period 2016-09-30
AMARIN CORP PLC\UK
filed 2016-11-03
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

268,067,924 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 1,884,965 ordinary shares, were outstanding as of November 1, 2016.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$117,562	$106,961
Restricted cash	600	600
Accounts receivable, net	17,504	13,826
Inventory	19,773	18,985
Prepaid and other current assets	5,741	3,152

Total current assets	161,180	143,524

Property, plant and equipment, net	102	243
Deferred tax assets	23,006	19,872
Other long-term assets	682	174
Intangible asset, net	8,933	9,417

TOTAL ASSETS	$193,903	$173,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,864	$10,832
Accrued expenses and other current liabilities	38,334	24,226
Current portion of exchangeable senior notes, net of discount	15,273	2,266
Current portion of long-term debt from royalty-bearing instrument	13,471	12,476
Deferred revenue, current	1,172	923

Total current liabilities	75,114	50,723

Long-Term Liabilities:
Exchangeable senior notes, net of discount	—	136,734
Long-term debt from royalty-bearing instrument	88,645	91,512
Long-term debt derivative liabilities	—	8,170
Deferred revenue, long-term	14,236	13,308
Other long-term liabilities	731	335

Total liabilities	178,726	300,782

Commitments and contingencies (Note 7)
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of September 30, 2016 and December 31, 2015 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 269,952,889 issued, 269,181,463 outstanding as of September 30, 2016; 183,577,765 issued, 183,403,263 outstanding as of December 31, 2015	207,023	149,978
Additional paid-in capital	961,691	816,171
Treasury stock; 771,426 shares as of September 30, 2016; 174,502 shares as of December 31, 2015	(1,350)	(411)
Accumulated deficit	(1,176,551)	(1,117,654)

Total stockholders’ equity (deficit)	15,177	(127,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$193,903	$173,230

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Product revenue, net	$32,441	$21,320	$90,563	$54,585
Licensing revenue	293	163	825	538

Total revenue, net	32,734	21,483	91,388	55,123
Less: Cost of goods sold	8,451	7,478	24,208	19,486

Gross margin	24,283	14,005	67,180	35,637

Operating expenses:
Selling, general and administrative	26,061	26,727	80,147	77,522
Research and development	13,490	13,092	39,798	37,715

Total operating expenses	39,551	39,819	119,945	115,237

Operating loss	(15,268)	(25,814)	(52,765)	(79,600)
Gain (loss) on change in fair value of derivative liabilities	3,610	(230)	8,170	(366)
Interest expense, net	(5,051)	(5,061)	(16,253)	(14,753)
Other expense, net	(78)	(102)	(381)	(135)

Loss from operations before taxes	(16,787)	(31,207)	(61,229)	(94,854)
Benefit from income taxes	1,015	532	2,332	1,541

Net loss	(15,772)	(30,675)	(58,897)	(93,313)
Preferred stock purchase option	—	—	—	(868)
Preferred stock beneficial conversion features	—	(1,646)	—	(32,987)

Net loss applicable to common shareholders	$(15,772)	$(32,321)	$(58,897)	$(127,168)

Loss per share:
Basic	$(0.08)	$(0.18)	$(0.31)	$(0.71)
Diluted	$(0.08)	$(0.18)	$(0.31)	$(0.71)
Weighted average shares:
Basic	209,149	183,245	192,618	179,780
Diluted	209,149	183,245	192,618	179,780

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid- in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2015	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,119,293)	$(129,191)
Cumulative-effect adjustment	—	—	—	—	—	—	—	1,639	1,639

January 1, 2016	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,117,654)	$(127,552)
Issuance of common stock, net of transaction costs	—	24,265,000	—	—	15,712	48,902	—	—	64,614
Exchange of exchangeable senior notes, net of transaction costs	—	60,311,188	—	—	40,062	87,375	—	—	127,437
Exercise of stock options	—	94,272	—	—	67	69	—	—	136
Vesting of restricted stock units	—	1,704,664	(596,924)	—	1,204	(1,211)	(939)	—	(946)
Stock-based compensation	—	—	—	—	—	10,385	—	—	10,385
Loss for the period	—	—	—	—	—	—	—	(58,897)	(58,897)

September 30, 2016	328,184,640	269,952,889	(771,426)	$24,364	$207,023	$961,691	$(1,350)	$(1,176,551)	$15,177

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,897)	$(93,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114	125
Loss on sale of fixed assets	48	—
Stock-based compensation	10,376	10,177
Stock-based compensation—warrants	—	(9)
Amortization of debt discount and debt issuance costs	7,246	5,654
Amortization of intangible asset	484	484
(Gain) loss on change in fair value of derivative liabilities	(8,170)	366
Deferred income taxes	(3,134)	(1,582)
Changes in assets and liabilities:
Accounts receivable	(3,678)	(3,397)
Inventories	(788)	(5,971)
Prepaid and other current assets	(2,589)	(2,056)
Other non-current assets	(508)	529
Accrued interest payable	(4,730)	(1,399)
Deferred revenue	1,177	14,461
Accounts payable and other current liabilities	10,149	14,902
Other non-current liabilities	396	222

Net cash used in operating activities	(52,504)	(60,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(21)	(10)

Net cash used in investing activities	(21)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	—	57,666
Proceeds from issuance of common stock, net of transaction costs	64,614	—
Proceeds from exercise of stock options, net of transaction costs	136	31
Proceeds from exercise of warrants, net of transaction costs	—	2,713
Transaction costs related to exchange of exchangeable senior notes	(678)	—
Taxes paid related to stock-based awards	(946)	(151)
Payments under capital leases	—	(5)

Net cash provided by financing activities	63,126	60,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,601	(563)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,961	119,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,562	$118,976

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,839	$10,225

Income taxes	$1,093	$526

Non-cash transactions:
Exchange of exchangeable senior notes into common stock	$128,115	$—

Transfer of preferred stock purchase option derivative liability to equity	$—	$868

Conversion of Series A Convertible Preferred Stock into common stock	$—	$4,804

Accretion of preferred stock beneficial conversion features	$—	$32,987

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

The Company is also developing Vascepa for FDA approval of potential additional indications for use. In particular, the Company is conducting a cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior period balances have been reclassified to conform to the current period presentation due primarily to the Company’s adoption of recent accounting pronouncements related to the presentation of debt issuance costs and excess tax benefits. These reclassifications do not have a material impact on the Company’s condensed consolidated financial statements.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of September 30, 2016, the Company had current assets of $161.2 million, including cash and cash equivalents of $117.6 million. Cash and cash equivalents as of September 30, 2016 includes net proceeds of approximately $64.6 million resulting from the issuance of 24,265,000 American Depositary Shares, or ADSs, as part of a public offering completed in August 2016 (see Note 8—Equity). The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. The outstanding January 2012 exchangeable senior notes, or the 2012 Notes, may be redeemed by the Company on or after January 19, 2017 and may be put back to the Company by the holders on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount of $15.1 million plus any accrued and unpaid interest. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election. Accordingly, the 2012 Notes represent a potential short-term claim on the liquid assets of the Company. In September 2016, the Company mandatorily exchanged the aggregate principal amount of $118.7 million of the May 2014 exchangeable senior notes, or the 2014 Notes, and the aggregate principal amount of $31.3 million of the November 2015 exchangeable senior notes, or the 2015 Notes, into ADSs such that they were retired in full, and derecognized the related derivative liabilities (see Note 6—Debt).

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. The Company anticipates that quarterly net cash outflows in future periods will be variable.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2016 and 2015:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	15,823	46,553	403	8,539	71,318
Provision related to prior period sales	(87)	(402)	—	—	(489)
Credits/payments made for current period sales	(11,086)	(22,236)	—	(6,788)	(40,110)
Credits/payments made for prior period sales	(4,180)	(8,492)	(247)	(1,284)	(14,203)

Balance as of September 30, 2016	$4,766	$25,304	$691	$1,551	$32,312

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2014	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	10,104	21,633	231	5,976	37,944
Provision related to prior period sales	(174)	(70)	—	—	(244)
Credits/payments made for current period sales	(6,729)	(14,194)	—	(4,220)	(25,143)
Credits/payments made for prior period sales	(2,043)	(3,522)	(26)	(792)	(6,383)

Balance as of September 30, 2015	$3,365	$7,457	$686	$1,756	$13,264

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

See Note 10—Development, Commercialization and Supply Agreement for further information regarding licensing revenue and milestones primarily related to the Company’s multiple-element arrangement with Eddingpharm (Asia) Macao Commercial Offshore Limited.

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

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 30 days and are stated at amounts due from customers. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of any recoveries. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense. The Company has not historically experienced any credit losses.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2016 and December 31, 2015:

In thousands	September 30, 2016	December 31, 2015
Gross trade accounts receivable	$22,522	$18,270
Trade allowances	(4,766)	(4,296)
Chargebacks	(240)	(148)
Allowance for doubtful accounts	(12)	—

Accounts receivable, net	$17,504	$13,826

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

In April 2016, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three and nine months ended September 30, 2016, includes $0.3 million and $0.4 million, respectively, of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits of stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. The Company adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.7 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Net loss	$(15,772)	$(30,675)	$(58,897)	$(93,313)
Preferred stock purchase option (see Note 8)	—	—	—	(868)
Preferred stock beneficial conversion features (see Note 8)	—	(1,646)	—	(32,987)

Net loss applicable to common shareholders—basic	(15,772)	(32,321)	(58,897)	(127,168)
Gain on warrant derivative liability	—	—	—	(119)

Net loss—diluted	(15,772)	(32,321)	(58,897)	(127,287)
Net loss per share—basic and diluted	(0.08)	(0.18)	(0.31)	(0.71)
Weighted average shares outstanding—basic and diluted	209,149	183,245	192,618	179,780

For the three and nine months ended September 30, 2016 and 2015, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Stock options	21,241	17,627	21,241	17,627
Restricted stock and restricted stock units	10,346	11,001	10,346	11,001
Exchangeable senior notes (if converted)	1,714	49,215	1,714	49,215
Preferred stock (if converted)	32,818	32,818	32,818	32,818

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the condensed consolidated statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in the 2012 Notes and previously the 2014 Notes and 2015 Notes prior to the mandatory exchange qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be put to the Company by their holders for repurchase in cash. The 2012 Notes are exchangeable under certain circumstances at the Company’s discretion, in any combination of ADSs or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was fully amortized over the expected term of the instrument. The conversion features in the 2014 Notes and 2015 Notes could only have been settled in ADSs upon conversion and were therefore accounted for as part of the debt host.

The conversion feature in the 2012 Notes continues to be evaluated on a quarterly basis to determine if it still receives an exception from derivative accounting in accordance with ASC 815-40. The 2014 Notes were recognized initially at fair value as part of an extinguishment of a portion of the 2012 Notes. As a result, the 2014 Notes were initially recognized at a discount of $27.9 million. The 2015 Notes were recognized initially at fair value as part of the issuance of new debt in November 2015. As a result, the 2015 Notes were initially recognized at a discount of $3.8 million. These discounts were amortized through interest expense though the date of mandatory exchange. See Note 6—Debt for further discussion.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% of gross product sales for each of the nine months ending September 30, 2016 and 2015 and represented 95% of the gross accounts receivable balance as of September 30, 2016 and 2015. The Company has not experienced any write-offs of its accounts receivable.

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

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other expense, net, in the condensed consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other expense, net, in the condensed consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar.

Debt Issuance Costs

Prior to January 2016, debt issuance costs were initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and as such began recording debt issuance costs related to a recognized debt liability in the condensed consolidated balance sheet as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest method over the expected term of the related debt. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.9 million of underwriters’ fees and offering costs related to the 2014 Notes and 2015 Notes from other long-term assets to exchangeable senior notes, net of discount, within the condensed consolidated balance sheet as of December 31, 2015. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other expense, net, in the condensed consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of September 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,223	$14,223	$—	$—

Liabilities:
Long-term debt derivative liabilities	$—	$—	$—	$—

	December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,184	$14,184	$—	$—

Liabilities:
Long-term debt derivative liabilities	$8,170	$—	$—	$8,170

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt from royalty-bearing instrument	$93,055	$90,800	$91,512	$87,700
2012 Notes	15,107	15,084	15,107	13,637
2014 Notes	—	—	94,599	108,034
2015 Notes	—	—	27,028	28,448

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Redemption Features below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices, while the estimated fair value of the 2015 Notes is calculated based on Level 2 quoted bond prices for the 2014 Notes. The carrying value of the 2012 Notes as of September 30, 2016 and December 31, 2015 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. The carrying value of the 2014 Notes as of December 31, 2015 includes a debt discount of $24.1 million, which prior to mandatory exchange was being amortized as non-cash interest expense over the expected term of the 2014 Notes, through January 2019. The carrying value of the 2015 Notes as of December 31, 2015 includes a debt discount of $4.2 million, which prior to mandatory exchange was being amortized as non-cash interest expense over the expected term of the 2015 Notes, through January 2019. The carrying values and related debt discounts of the 2014 Notes and 2015 Notes as of December 31, 2015 reflect the retroactive reclassification of debt issuance costs per adoption of ASU No. 2015-03 as described in Note 6—Debt. The change in the estimated fair values of these liabilities from December 31, 2015 to September 30, 2016 is largely related to changes in the quoted bond prices and derecognition of the mandatorily exchanged debt.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability (discussed in Note 5—Warrants and Warrant Derivative Liability) was carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. During the nine months ended September 30, 2015, of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised while the remaining 6,242,803 warrants expired, and the related derivative liability was extinguished. As such, no warrants were outstanding as of September 30, 2016 and December 31, 2015.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 6—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of September 30, 2016, the fair value of the derivative was determined to be nil based on current assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.3 and 5.6 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 9.3% and 30.7%. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.0 and 7.3 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 13.0% and 30.7%. As such, the Company recognized a $5.5 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016.

The Company’s 2014 Notes and 2015 Notes each contained a redemption feature whereby, upon occurrence of a change in control, the Company would have been required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives were carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of September 30, 2016, the derivatives related to the 2014 Notes and 2015 Notes were each derecognized, as the related debt hosts were exchanged into equity in September 2016. As of December 31, 2015, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.1 million and $0.6 million, respectively, and the debts were valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 25.6%, (iii) a risk-free interest rate of 2.9% and (iv) volatility of 89.0%. As such, the Company recognized gains on change in fair value of derivative liabilities for the 2014 Notes and 2015 Notes of $2.1 million and $0.6 million, respectively, for the nine months ended September 30, 2016.

Preferred Stock Purchase Option Derivative Liability

Pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company in connection with the subscription agreement executed on March 5, 2015, the Company determined that such right represented a derivative liability (see Note 8—Equity). This preferred stock purchase option derivative liability was carried at fair value and classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. On March 30, 2015, this right was exercised and the liability was marked to fair value through such date. The liability was then reclassified to permanent equity on such date.

Any changes in the assumptions used to value the derivative liabilities, including the probability of a change in control, could result in a material change to the carrying value of such liabilities.

The change in the fair value of derivative liabilities for the nine months ended September 30, 2016 and 2015 is as follows:

In thousands	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance as of December 31, 2015	$—	$8,170	$—	$8,170
Gain on change in fair value of derivative liabilities	—	(8,170)	—	(8,170)

Balance as of September 30, 2016	$—	$—	$—	$—

In thousands	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Totals
Balance as of December 31, 2014	$119	$7,400	$—	$7,519
Record derivative liability	—	—	868	868
(Gain) loss on change in fair value of derivative liabilities	(110)	(470)	946	366
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance as of September 30, 2015	$—	$6,930	$—	$6,930

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

Also in April 2016, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three and nine months ended September 30, 2016, includes $0.3 million and $0.4 million, respectively, of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. The Company adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.7 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity.

The Company also considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2016:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company has determined that this standard would not have a material impact on its condensed consolidated financial statements based on the assessment of its ability to continue as a going concern as of September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Specifically, it addresses the following eight issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the accounting, transition and disclosure requirements of the standard and does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 13.8 years. The carrying value as of September 30, 2016 and December 31, 2015 is as follows:

In thousands	September 30, 2016	December 31, 2015
Technology rights	$11,624	$11,624
Accumulated amortization	(2,691)	(2,207)

	$8,933	$9,417

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of September 30, 2016 and December 31, 2015 consist of the following:

In thousands	September 30, 2016	December 31, 2015
Raw materials	$8,926	$9,096
Work in process	7,579	1,640
Finished goods	3,268	8,249

Total inventory	$19,773	$18,985

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

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. During the nine months ended September 30, 2015, of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, the remaining 6,242,803 warrants expired, and the related derivative liability was extinguished. As such, no warrants were outstanding as of September 30, 2016 and December 31, 2015.

(6)	Debt

Long-Term Debt from Royalty-Bearing Instrument—December 2012 Financing

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

As of September 30, 2016, the remaining amount to be repaid to BioPharma is $128.8 million. During the three and nine months ended September 30, 2016, the Company made repayments under the agreement of $3.3 million and $8.5 million, respectively, to BioPharma and an additional $3.2 million is scheduled to be paid in November 2016 for the third quarter of 2016. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid.

The maximum quarterly amounts which could be due for payment, except upon a change of control and subject each quarter to the threshold limitation, are as follows: $15.0 million in the first quarter of 2017 and $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized a $5.5 million gain on change in fair value of derivative liability during the nine months ended September 30, 2016, as compared to a $0.3 million loss on change in fair value of derivative liability in the prior year period.

As of September 30, 2016 and December 31, 2015, the carrying value of the BioPharma debt, net of the unamortized debt discount and issuance costs, was $93.1 million and $91.5 million, respectively. During the nine months ended September 30, 2016, the Company recorded cash and non-cash interest expense of $5.0 million and $1.5 million, respectively, in connection with the BioPharma debt. During the nine months ended September 30, 2015, the Company recorded cash and non-cash interest expense of $4.9 million and $1.4 million, respectively, in connection with the BioPharma debt. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012 Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032 (the “2012 Notes”), a portion of which was subsequently exchanged and a portion of which was extinguished (see discussion of May 2014 and November 2015 Exchangeable Senior Notes below), such that $15.1 million in principal amount remains outstanding as of September 30, 2016. The 2012 Notes were issued by Corsicanto Limited, an Irish limited company acquired by Amarin in January 2012. Corsicanto Limited is a wholly-owned subsidiary of Amarin. The general, unsecured, senior obligations are fully and unconditionally guaranteed by Amarin but not by any of the Company’s other subsidiaries. Corsicanto Limited has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2012 Notes and 2014 Notes. There are no significant restrictions on the ability of Amarin to obtain funds from Corsicanto Limited in the form of cash dividends, loans, or advances. Net proceeds to the Company, after payment of underwriting fees and expenses, were approximately $144.3 million.

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase in cash by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if the Company pays cash dividends. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into 1,714,270 ADSs. Based on the closing price of the Company’s stock as of September 30, 2016, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $9.6 million.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of both September 30, 2016 and December 31, 2015, the discount created from the allocation of the proceeds to the conversion option was fully amortized and the carrying amount of the conversion option was $11.5 million. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of both September 30, 2016 and December 31, 2015, the debt discount was fully amortized and the carrying value of the 2012 Notes was $15.1 million after an exchange and repayment of a portion of the 2012 Notes (see below for further discussion of the May 2014 Notes and November 2015 Notes). The outstanding 2012 Notes may be put to the Company (at the holders’ option, upon fundamental change or an event of default), or converted by holders and the holders have the option to put the 2012 Notes back to the Company on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount plus accrued and unpaid interest. As a result, the carrying value of the 2012 Notes of $15.1 million is classified as a current liability as of September 30, 2016. During the nine months ended September 30, 2016 and 2015, the Company recognized contractual coupon interest expense of $0.4 million and $0.8 million related to the 2012 Notes, respectively. The Company made the contractual interest payments due on the 2012 Notes during the nine months ended September 30, 2016 and 2015 of $0.5 million and $1.1 million, respectively, and had accrued interest of $0.2 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively, which is included in current portion of exchangeable senior notes, net of discount.

May 2014 Exchangeable Senior Notes

In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032 (the “2014 Notes”), following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged (the 2012 Notes and 2014 Notes are referred to collectively as the “Notes”). In September 2016, Corsicanto mandatorily exchanged $118.7 million of aggregate principal amount of the 2014 Notes for equity upon satisfaction of specified equity conditions as described below, such that no 2014 Notes remained outstanding as of September 30, 2016.

The 2014 Notes indenture contained a provision that allowed the Company to elect at its option to cause all or any portion of the 2014 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2032 if the Daily VWAP (as defined in the 2014 Notes indenture) equaled or exceeded 110% of the Exchange Price then in effect for at least 20 VWAP Trading Days (as defined in the 2014 Notes indenture) in any 30 VWAP Trading Day period, and upon satisfaction of other specified equity conditions, including that the ADSs issuable upon exchange of the 2014 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. In August 2016, Corsicanto gave notice to the holders of the 2014 Notes that the above described conditions had been satisfied and exercised its option to mandatorily exchange $118.7 million of aggregate principal amount of the 2014 Notes for equity with settlement in September 2016, such that all of the outstanding 2014 Notes were retired. In the event of physical settlement, the 2014 Notes were initially exchangeable into 45,666,925 ADSs. The initial exchange rate was 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances, including, but not limited to, the payment of cash dividends or the Company’s exercise of its optional exchange rights. Consistent with the 2014 Notes indenture, the final as-adjusted exchange rate was 402.0746 ADSs per $1,000 of principal amount, resulting in 47,739,925 ADSs being issued in exchange for the 2014 Notes. Refer to the end of this Note for discussion of the accounting treatment for this transaction.

The 2014 Notes had a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2014, and ending upon the 2014 Notes’ maturity on January 15, 2032, had the notes not been exchanged early. The 2014 Notes indenture provided holders the option to exchange the 2014 Notes at any time after the issuance of the 2014 Notes and prior to the close of business on the second business day immediately preceding January 15, 2032. If a fundamental change (as defined in the 2014 Notes indenture) had occurred prior to the 2014 Notes being exchanged, holders may have required the Company to repurchase all or part of their 2014 Notes for cash at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the 2014 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. In addition, holders of the 2014 Notes may have required the Company to repurchase all or any portion of the 2014 Notes on each of January 19, 2019, January 19, 2024 and January 19, 2029 for cash at a price equal to 100% of the aggregate principal amount of the 2014 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

As a result of the note exchange in 2014 (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represented a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition, the Company recognized $2.5 million in underwriter’s fees and offering costs and initially recognized those costs as deferred assets. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.8 million of underwriters’ fees and offering costs related to the 2014 Notes from other long-term assets to exchangeable senior notes, net of discount, within the condensed consolidated balance sheet as of December 31, 2015.

The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above). The fair value of this derivative liability was remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As a result of the mandatory exchange of the debt host, the Company derecognized the related derivative liability and recognized a $2.1 million gain on change in fair value of derivative liability in the nine months ended September 30, 2016, as compared to a $0.8 million gain on change in fair value of derivative liability recognized in the prior year period.

Because the conversion option in the 2014 Notes received an exception from derivative accounting and only required gross physical settlement in shares, the embedded option did not require separate accounting and was therefore accounted for as part of the debt host at amortized cost. The debt discount was amortized as interest expense over the estimated life of the 2014 Notes and was recognized in the condensed consolidated statement of operations as interest expense. As of September 30, 2016 and December 31, 2015, the carrying value of the 2014 Notes, net of the unamortized debt discount and issuance costs, was nil and $94.6 million, respectively. During the nine months ended September 30, 2016, the Company recognized aggregate interest expense of $7.7 million related to the 2014 Notes, of which $4.8 million represents non-cash interest and $2.9 million represents contractual coupon interest. During the nine months ended September 30, 2015, the Company recognized aggregate interest expense of $7.7 million related to the 2014 Notes, of which $4.6 million represents non-cash interest and $3.1 million represents contractual coupon interest. The Company made the contractual interest payments due on the 2014 Notes during the nine months ended September 30, 2016 and 2015 of $4.2 million in each period, and had accrued interest of nil and $1.9 million as of September 30, 2016 and December 31, 2015, respectively, which is included in current portion of exchangeable senior notes, net of discount.

November 2015 Exchangeable Senior Notes

In November 2015, the Company entered into a privately negotiated subscription agreement with one of its existing investors (the “Investor”), pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Approximately $15.9 million of such proceeds were used to finance the repayment of a portion of the 2012 Notes with the remainder to be used for working capital and general corporate purposes. The 2015 Notes were issued by Amarin Corporation plc and were not guaranteed by any entity, but otherwise had substantially identical terms to the 2014 Notes, including the provision related to the Company’s optional exchange rights.

In August 2016, the Company gave notice to the holders of the 2015 Notes that the Daily VWAP conditions as described above for the 2014 Notes had been satisfied and exercised its option to mandatorily exchange $31.3 million of aggregate principal amount of the 2015 Notes for equity with settlement in September 2016, such that all of the outstanding 2015 Notes were retired. In the event of physical settlement, the 2015 Notes were initially exchangeable into 12,025,385 ADSs. The initial exchange rate was 384.6154 ADSs per $1,000 principal amount of 2015 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS), subject to adjustment in certain circumstances, including, but not limited to, the payment of cash dividends or the Company’s exercise of optional exchange rights. Consistent with the terms of the 2015 Notes, the final as-adjusted exchange rate was 402.0746 ADSs per $1,000 of principal amount, resulting in 12,571,263 ADSs being issued in exchange for the 2015 Notes. Refer to the end of this Note for discussion of the accounting treatment for this transaction.

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

The Company further allocated $0.5 million of the $27.5 million fair value of the 2015 Notes to the derivative liability related to the fundamental change redemption feature (as described under the 2014 Notes above). The fair value of this derivative liability was remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As a result of the mandatory exchange of the debt host, the Company derecognized the related derivative liability and recognized a $0.6 million gain on change in fair value of derivative liability in the nine months ended September 30, 2016.

Because the conversion option in the 2015 Notes received an exception from derivative accounting and only required gross physical settlement in shares, the embedded option did not require separate accounting and was therefore accounted for as part of the debt host at amortized cost. The debt discount was amortized as interest expense over the estimated life of the 2015 Notes and recognized in the condensed consolidated statement of operations as interest expense. As of September 30, 2016 and December 31, 2015, the carrying value of the 2015 Notes, net of the unamortized debt discount and issuance costs, was nil and $27.0 million, respectively. During the nine months ended September 30, 2016, the Company recognized aggregate interest expense of $1.7 million related to the 2015 Notes, of which $0.9 million represents non-cash interest and $0.8 million represents contractual coupon interest. The Company made the contractual interest payments due on the 2015 Notes during the nine months ended September 30, 2016 of $0.7 million, and had accrued interest of nil and $0.1 million as of September 30, 2016 and December 31, 2015, respectively, which is included in current portion of exchangeable senior notes, net of discount.

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

As described in the May 2014 Exchangeable Senior Notes and November 2015 Exchangeable Senior Notes sections above, the Company mandatorily exchanged, in total, $150.0 million in aggregate principal amount ($127.3 million in carrying value, net of unamortized debt discount and issuance costs) of outstanding 2014 Notes and 2015 Notes resulting in the issuance of 60,311,188 ADSs and recognition of $40.1 million in common stock and $87.4 million in additional paid-in capital. Included within this $87.4 million is $0.8 million of accrued but unpaid interest as of the exchange date deemed satisfied and discharged in full upon delivery of the ADSs consistent with the terms of the notes and ASC 470-20, less $0.7 million of transaction costs.

(7)	Commitments and Contingencies

Litigation and Other Legal Matters

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and “Item 1. Legal Proceedings” of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 include discussions of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

In September and October 2016, the Company received paragraph IV certification notices from four companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. The Company filed or is in the process of filing patent infringement lawsuits against each of these ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related entities, or Roxane, in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al, Civ. A. No. 2:16-cv-02525 (D. Nev.). In the Roxane lawsuit, Amarin is seeking, among other remedies, an order enjoining Roxane from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. The Company intends to vigorously enforce its intellectual property rights relating to Vascepa, but cannot predict the outcome of the Roxane lawsuit or any subsequently filed lawsuits.

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

Chemport was approved by the FDA to manufacture API for commercial sale in April 2013 and the Company began purchasing commercial supply from Chemport in 2013. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. The Company began purchasing commercial supply from Novasep in 2015. API manufactured by Novasep was previously approved by the FDA in July 2014. The 2015 supply agreement with Novasep contains a provision requiring the Company to pay Novasep a cash remedy for any shortfall in the minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”) upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.7 million as of September 30, 2016). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.5 million as of September 30, 2016) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.0 million as of September 30, 2016).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of September 30, 2016.

(8)	Equity

Common Stock

In September 2016, the Company mandatorily exchanged $118.7 million and $31.3 million of aggregate principal amount of the 2014 Notes and 2015 Notes, respectively, resulting in the issuance of 47,739,925 ADSs and 12,571,263 ADSs, respectively, with each ADS representing one ordinary share of the Company (see Note 6—Debt).

In August 2016, the Company completed a public offering of 21,100,000 ADSs, with each ADS representing one ordinary share of the Company. Amarin also granted the underwriters a 30-day option to purchase an additional 3,165,000 ADSs at the same price, which was exercised in full. The underwriters purchased the ADSs from the Company at a price of $2.679 per ADS after commission, resulting in net proceeds to the Company of approximately $64.6 million, after deducting estimated offering expenses payable by the Company. The Company currently intends to use the net proceeds from the offering to advance its REDUCE-IT cardiovascular outcomes trial and for general corporate and working capital purposes.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by ADSs, provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. Subsequently, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated during the three months ended June 30, 2015, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of September 30, 2016, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

The Series A Preference Shares contain a contingent beneficial conversion feature (“BCF”) because they contain a conversion feature at a fixed rate that was in-the-money when issued. The BCF was recorded in the three months ended June 30, 2015 as a result of the related Form S-3 Registration Statement being declared effective, which represents the resolution of the contingency to convert the Series A Preference Shares. The BCF was recognized in stockholders’ equity and was measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the ordinary shares into which the preferred shares are convertible was $1.50, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the effective purchase price of the ordinary shares and the market value ($2.39 per share) on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF resulting from the issuance of the Series A Preference Shares was determined to be $31.3 million. The BCF was recorded as a non-cash dividend to preferred shareholders through accumulated deficit, and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the nine months ended September 30, 2015.

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

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date on which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date. Subsequent to approval of the Second Private Placement at the Company’s Annual General Meeting of Shareholders in July 2015, the Company recorded the remaining value of the BCF related to this share issuance as a non-cash dividend to preferred shareholders through accumulated deficit. The value of the BCF was determined on the same basis as the first private placement and amounted to $3.4 million less $1.8 million previously recorded for the preferred stock purchase option for a net non-cash charge of $1.6 million in the three months ended September 30, 2015.

Incentive Equity Awards

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

As of September 30, 2016, there were an aggregate of 21,240,894 stock options and 10,346,162 restricted stock units (“RSUs”) outstanding, representing approximately 6% and 3%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the nine months ended September 30, 2016 and 2015, the Company issued 94,272 and 18,020 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.1 million during the nine months ended September 30, 2016 and $31 thousand during the nine months ended September 30, 2015.

On July 11, 2016, the Company granted a total of 148,403 RSUs and 208,340 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest in equal installments over a three year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares.

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period.

On July 6, 2015, the Company granted a total of 1,455,000 RSUs and 5,470,000 stock options to employees under the 2011 Plan. The RSUs granted vest over a four year period. Of the total stock options granted, 3,670,000 stock options vest over a four year period while the remaining 1,800,000 stock options vest upon the achievement of certain performance conditions. During the nine months ended September 30, 2016, the Company issued 272,812 common shares related to the vesting of these RSUs, of which 125,484 shares were retained as treasury shares as settlement of employee tax obligations.

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

On January 29, 2015, the Company granted a total of 2,564,251 RSUs and 1,622,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. Also on January 29, 2015, the Company granted 5,455,500 RSUs to employees under the 2011 Plan that vest upon the achievement of certain performance conditions. The issuance of these performance RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on July 6, 2015. During the nine months ended September 30, 2016, the Company issued 818,352 common shares related to the vesting of these RSUs, of which 270,329 shares were retained as treasury shares as settlement of employee tax obligations.

Warrants

During the nine months ended September 30, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively. There was no warrant activity during the nine months ended September 30, 2016 and no warrants remained outstanding as of September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, the Company had a net payable of $3.3 million and $2.5 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

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

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments related to the DCS Agreement and other licensing agreements outside the United States. Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the nine months ended September 30, 2016 and 2015, the Company recognized $0.8 million and $0.5 million of up-front and milestone payments as licensing revenue, respectively, and recorded $15.4 million as deferred revenue as of September 30, 2016.

(11)	Subsequent Events

The Company has evaluated subsequent events from September 30, 2016 through the date of the issuance of these condensed consolidated financial statements.

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

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, slightly exceeding the 8,000 patients targeted for the trial.

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the fourth quarter of 2017 with study results then expected to be available and published in 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the study’s independent data monitoring committee (DMC) at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Since patient enrollment commenced in 2011, more than 23,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, the DMC has communicated to us that we should continue the study as planned.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results, such analysis to include the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. It is our expectation that the 80% interim analysis will also result in a recommendation to continue the trial.

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

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, is nineteen percent (19%) in 2016, and is scheduled to increase to low twenty percent levels in 2017 and 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which Kowa Pharmaceuticals America, Inc. will be entitled to earn tail royalties equal to declining percentages of the co-promotion fee amount earned in the last year prior to such expiration for tail payment periods ranging from one to three years following such expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2016 was approximately 260,000 compared to 230,000, 201,000, and 169,000 in the three months ended June 30, 2016, March 31, 2016, and September 30, 2015, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2016 was approximately 274,000 compared to 249,000, 216,000, and 176,000 in the three months ended June 30, 2016, March 31, 2016, and September 30, 2015, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., total capsules shipped divided by 120 capsules, or one month’s supply). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. For example, during the quarter ended March 31, 2016, wholesalers decreased inventory levels from year-end 2015. During the three months ended June 30, 2016, the trend was reversed and wholesalers increased inventory levels. During the three months ended September 30, 2016, wholesalers decreased inventory levels slightly from June 30, 2016.

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

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, slightly exceeding the 8,000 patients targeted for the trial.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the fourth quarter of 2017 with study results then expected to be available in 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the independent DMC at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results, such analysis to include the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. It is our expectation that the 80% interim analysis will also result in a recommendation to continue the trial. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look. We remain blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at an interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete.

Since patient enrollment commenced in 2011, more than 23,000 patient years of study experience have been accumulated in REDUCE-IT. The DMC has reviewed unblinded safety data on a quarterly basis since initiation of the REDUCE-IT study in 2011 and, after each such meeting to date, the DMC has recommended to us that the study be continued as planned.

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

Financial Position

We believe that our cash and cash equivalents of $117.6 million as of September 30, 2016 will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch in the United States in January 2013. In accordance with U.S. Generally Accepted Accounting Principles, or GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors.

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

Interest and Other Expense, net. Interest expense consists of interest incurred under lease obligations, interest incurred under our December 2012 financing arrangement with BioPharma, and interest incurred under our 3.5% exchangeable notes. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other expense, net, consists primarily of foreign exchange losses and gains.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, until we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized revenues of $90.6 million and $54.6 million based on sales to Distributors during the nine months ended September 30, 2016 and 2015, respectively.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health Solutions and IMS Health in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and nine months ended September 30, 2016 and 2015.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the condensed consolidated statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date, which include our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our condensed consolidated balance sheet and, therefore, our condensed consolidated statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished during the first quarter of 2015), the change in control provision associated with our December 2012 debt financing, the change in control provisions associated with our May 2014 and November 2015 exchangeable senior notes (both derecognized upon exchange of the debt hosts into equity during the third quarter of 2016), and a preferred stock purchase option (subsequently reclassified to permanent equity).

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of our U.S. deferred tax assets as of June 30, 2016, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the U.S. deferred tax assets are more likely than not to be realizable as of September 30, 2016. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

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

Also in April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three and nine months ended September 30, 2016, includes $0.3 million and $0.4 million, respectively, of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, we recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. We adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.7 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity.

We also considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2016:

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We have determined that this standard would not have a material impact on our condensed consolidated financial statements based on the assessment of our ability to continue as a going concern as of September 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The new guidance is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. Further, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. The amendments do not change the core principles of the guidance in Topic 606 and are effective for our fiscal year beginning January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the accounting, transition and disclosure requirements of these standards and cannot currently estimate the financial statement impact of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Specifically, it addresses the following eight issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We have evaluated the accounting, transition and disclosure requirements of the standard and do not expect it to have a material impact on our condensed consolidated financial statements.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

Product Revenue, net. We recorded net product revenue of $32.4 million and $21.3 million during the three months ended September 30, 2016 and 2015, respectively, an increase of $11.1 million, or 52%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions offset by a slight decrease in the level of inventories held by our Distributors during the quarter. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 91,000 and 98,000, respectively, over the three months ended September 30, 2015, representing growth of 54% and 56%, respectively. The level of inventories held by our Distributors as of September 30, 2016 decreased as compared to inventories held at the beginning of the quarter calculated based on estimated days of Vascepa sales on hand. We estimate that product revenues during the quarter ended September 30, 2016 were negatively impacted by approximately $0.5 million to $0.8 million due to a net overall decrease in Distributor inventory levels during the quarter as compared to a $0.5 million to $0.8 million increase in product revenues due to a net overall increase in Distributor inventory levels in the corresponding period in 2015. The decrease in Distributor inventory levels during the quarter ended September 30, 2016 follows an estimated $2.9 million to $3.2 million increase in second quarter 2016 product revenues due to increased Distributor inventory levels during the second quarter of 2016. All of our product revenue in the three months ended September 30, 2016 and 2015 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended September 30, 2016 and 2015, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended September 30, 2016 and 2015 was up to $70 per prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended September 30, 2016 and 2015 was $0.3 million and $0.2 million, respectively, an increase of $0.1 million. Licensing revenue relates primarily to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2016 and 2015 was $8.5 million and $7.5 million, respectively, an increase of $1.0 million, or 13%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the three months ended September 30, 2016 and 2015 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the three months ended September 30, 2016 and 2015 was 74% and 65%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2016 and 2015 was $26.1 million and $26.7 million, respectively, a decrease of $0.7 million, or 2%. Selling, general and administrative expenses for the three months ended September 30, 2016 and 2015 are summarized in the table below:

	Three Months Ended September 30,
In thousands	2016	2015
Selling, general and administrative expense (1)	$18,657	$21,536
Co-promotion fees (2)	4,558	2,077
Non-cash stock based compensation expense (3)	2,846	3,114

Total selling, general and administrative expense	$26,061	$26,727

(1)	Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the three months ended September 30, 2016 and 2015 was $18.7 million and $21.5 million, respectively, a decrease of $2.9 million, or 13%. The decrease is due primarily to an increase in prior year sales and marketing costs in support of expanded Vascepa promotion following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals, as well as lower legal costs resulting from the same.
(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended September 30, 2016 and 2015 were $4.6 million and $2.1 million, respectively, an increase of $2.5 million, or 119%. The increase is due primarily to an increase in gross margin on product sales in the third quarter of 2016 compared to the third quarter of 2015, coupled with an increase in the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. from 15% in 2015 to 19% in 2016.
(3)	Stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $2.8 million and $3.1 million, respectively, a decrease of $0.3 million, or 9%. The decrease is primarily due to the duration of vesting periods and equity award forfeitures, partially offset by an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

Research and Development Expense. Research and development expense for the three months ended September 30, 2016 and 2015 was $13.5 million and $13.1 million, respectively, an increase of $0.4 million, or 3%. Research and development expenses for the three months ended September 30, 2016 and 2015 are summarized in the table below:

	Three Months Ended September 30,
In thousands	2016	2015
REDUCE-IT study (1)	$9,919	$9,392
Regulatory filing fees and expenses (2)	479	661
Internal staffing, overhead and other (3)	2,524	2,234

Research and development expense, excluding non-cash expense	12,922	12,287
Non-cash stock-based compensation (4)	568	805

Total research and development expense	$13,490	$13,092

The increase in research and development expenses for the quarter ended September 30, 2016, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, slightly exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended September 30, 2016 and 2015, we incurred expenses through our CRO in connection with this trial of approximately $7.5 million in each period. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended September 30, 2016 and 2015 for REDUCE-IT were approximately $9.9 million and $9.4 million, respectively. The increase in expenses in 2016 as compared to 2015 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the fourth quarter of 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the quarters ended September 30, 2016 and 2015 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the three months ended September 30, 2016 was a gain of $3.6 million versus a loss of $0.2 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities for the three months ended September 30, 2016 and 2015 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of June 30, 2016, the fair value of the derivative was determined to be $2.8 million, and as of September 30, 2016, the fair value of the derivative was determined to be nil based on current assumptions. As such, we recognized a $2.8 million gain on change in fair value of derivative liability for the three months ended September 30, 2016. As of June 30, 2015, the fair value of the derivative was determined to be $5.6 million, and as of September 30, 2015, the fair value of the derivative was determined to be $5.1 million. As such, we recognized a $0.5 million gain on change in fair value of derivative liability for the three months ended September 30, 2015.

Our 2014 Notes, issued in May 2014, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into American Depositary Shares, or ADSs (see Note 6—Debt). As such, the related derivative liability was derecognized and we recognized a $0.6 million gain on change in fair value of derivative liability for the three months ended September 30, 2016. As of June 30, 2015, the fair value of the derivative was determined to be $1.1 million, and as of September 30, 2015, the fair value of the derivative was determined to be $1.8 million. As such, we recognized a $0.7 million loss on change in fair value of derivative liability for the three months ended September 30, 2015.

Our 2015 Notes, issued in November 2015, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 6—Debt) As such, the related derivative liability was derecognized and we recognized a $0.2 million gain on change in fair value of derivative liability for the three months ended September 30, 2016. There was no such change in fair value of derivative liability for the three months ended September 30, 2015.

The change in fair value of the derivative liability related to the BioPharma financing agreement is largely related to our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. The change in fair value of the derivative liabilities related to the 2014 Notes and 2015 Notes is a result of the exchange of the related debt hosts for the three months ended September 30, 2016 and was largely related to changes in quoted bond prices for the three months ended September 30, 2015. Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Interest Expense, net. Net interest expense for the three months ended September 30, 2016 and 2015 was $5.1 million in each period. Net interest expense for the three months ended September 30, 2016 and 2015 is summarized in the table below:

	Three Months Ended September 30,
In thousands	2016	2015
Exchangeable senior notes (1):
Amortization of debt discounts	$1,686	$1,595
Contractual coupon interest	1,182	1,313

Total exchangeable senior notes interest expense	2,868	2,908
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,675	1,674
Non-cash interest	522	487

Total long-term debt from royalty-bearing instrument interest expense	2,197	2,161
Other interest expense	3	5

Total interest expense	5,068	5,074
Interest income (3)	(17)	(13)

Total interest expense, net	$5,051	$5,061

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended September 30, 2016 and 2015 was $2.9 million in each period.
(2)	Cash and non-cash interest expense related to the BioPharma financing for the three months ended September 30, 2016 and 2015 was $2.2 million in each period. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for the three months ended September 30, 2016 was $0.1 million in each period. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the three months ended September 30, 2016 and 2015 was $1.0 million and $0.5 million, respectively. The current benefit relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies. In April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the three months ended September 30, 2016, includes $0.3 million of excess tax deficiencies arising from share-based payments.

Preferred Stock Beneficial Conversion Features. In 2015, we issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate. The conversion price on the date of issuance was less than the market price of our ordinary shares on such date. We determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance. These features are analogous to preference dividends and were recorded as a non-cash return to preferred shareholders through accumulated deficit, and are therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. During the three months ended September 30, 2015, we recorded an adjustment to net loss applicable to common shareholders of $1.6 million upon shareholder approval received at the Company’s Annual General Meeting of Shareholders. There was no such adjustment to net loss in the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

Product Revenue, net. We recorded net product revenue of $90.6 million and $54.6 million during the nine months ended September 30, 2016 and 2015, respectively, an increase of $36.0 million, or 66%. This increase in revenue was driven primarily by a slight increase in estimated normalized total Vascepa prescriptions as well as an increase in the level of inventories held by our customers during the period. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 244,000 and 269,000, respectively, over the nine months ended September 30, 2015, representing growth of 55% and 57%, respectively. The level of inventories held by our customers as of September 30, 2016 increased as compared to inventories held as of year-end 2015 calculated based on estimated days of Vascepa sales on hand. We estimate that revenues during the nine months ended September 30, 2016 include approximately $0.9 million to $1.2 million in product revenues resulting from a net overall increase in Distributor inventory levels compared to a $0.5 to $0.8 million decrease in revenues due to net inventory level changes in the corresponding period in 2015. All of our product revenue in the nine months ended September 30, 2016 and 2015 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the nine months ended September 30, 2016 and 2015, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the nine months ended September 30, 2016 and 2015 was up to $70 per prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the nine months ended September 30, 2016 and 2015 was $0.8 million and $0.5 million, respectively, an increase of $0.3 million, or 53%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required.

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2016 and 2015 was $24.2 million and $19.5 million, respectively, an increase of $4.7 million, or 24%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2016 and 2015 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the nine months ended September 30, 2016 and 2015 was 73% and 64%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2016 and 2015 was $80.1 million and $77.5 million, respectively, an increase of $2.6 million, or 3%. Selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 are summarized in the table below:

	Nine Months Ended September 30,
In thousands	2016	2015
Selling, general and administrative expense (1)	$58,917	$64,547
Co-promotion fees (2)	12,607	5,265
Non-cash stock based compensation expense (3)	8,623	7,719
Non-cash warrant related compensation income	—	(9)

Total selling, general and administrative expense	$80,147	$77,522

(1)	Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the nine months ended September 30, 2016 and 2015 was $58.9 million and $64.5 million, respectively, a decrease of $5.6 million, or 9%. The decrease is due primarily to lower legal costs following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals.
(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the nine months ended September 30, 2016 and 2015 were $12.6 million and $5.3 million, respectively, an increase of $7.3 million, or 139%. The increase is due primarily to an increase in gross margin on product sales for the nine months ended September 30, 2016 compared to the same period in 2015, coupled with an increase in the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. from 15% in 2015 to 19% in 2016.
(3)	Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $8.6 million and $7.7 million, respectively, an increase of $0.9 million, or 12%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2016 and 2015 was $39.8 million and $37.7 million, respectively, an increase of $2.1 million, or 6%. Research and development expenses for the nine months ended September 30, 2016 and 2015 are summarized in the table below:

	Nine Months Ended September 30,
In thousands	2016	2015
REDUCE-IT study (1)	$27,991	$25,952
Regulatory filing fees and expenses (2)	1,776	1,517
Internal staffing, overhead and other (3)	8,278	7,788

Research and development expense, excluding non-cash expense	38,045	35,257
Non-cash stock-based compensation (4)	1,753	2,458

Total research and development expense	$39,798	$37,715

The increase in research and development expenses for the nine months ended September 30, 2016, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high risk patient population on statin therapy. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, slightly exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the nine months ended September 30, 2016 and 2015, we incurred expenses through our CRO in connection with this trial of approximately $22.6 million and $21.3 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the nine months ended September 30, 2016 and 2015 for REDUCE-IT were approximately $28.0 million and $26.0 million, respectively. The increase in expenses in 2016 as compared to 2015 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about the fourth quarter of 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the nine months ended September 30, 2016 and 2015 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the nine months ended September 30, 2016 was a gain of $8.2 million versus a loss of $0.4 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities for the nine months ended September 30, 2016 and 2015 is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes, and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability was related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009 we issued 36.1 million warrants at an exercise price of $1.50 per warrant and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants were classified as a derivative liability, they were revalued at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of September 30, 2015 and the derivative liability was extinguished. The fair value of the warrant derivative liability as of December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the nine months ended September 30, 2015. There was no such change in fair value of derivative liability for the nine months ended September 30, 2016.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of September 30, 2016, the fair value of the derivative was determined to be nil based on current assumptions. As such, we recognized a $5.5 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of September 30, 2015, the fair value of the derivative was determined to be $5.1 million. As such, we recognized a $0.3 million loss on change in fair value of derivative liability for the nine months ended September 30, 2015.

Our 2014 Notes, issued in May 2014, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 6—Debt). As such, the related derivative liability was derecognized and we recognized a $2.1 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and as of September 30, 2015, the fair value of the derivative was determined to be $1.8 million. As such, we recognized a $0.8 million gain on change in fair value of derivative liability for the nine months ended September 30, 2015.

Our 2015 Notes, issued in November 2015, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 6—Debt). As such, the related derivative liability was derecognized and we recognized a $0.6 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016. There was no such change in fair value of derivative liability for the nine months ended September 30, 2015.

In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the nine months ended September 30, 2015. The liability was then marked to fair value through March 30, 2015, the date on which we executed a separate subscription agreement with the investor, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives in the nine months ended September 30, 2015. The liability of $1.8 million was then reclassified to permanent equity on March 30, 2015. There was no such change in fair value of derivative liability for the nine months ended September 30, 2016.

The change in fair value of the derivative liability related to the BioPharma financing agreement is largely related to our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. The change in fair value of the derivative liabilities related to the 2014 Notes and 2015 Notes is a result of the exchange of the related debt hosts for the nine months ended September 30, 2016 and was largely related to changes in quoted bond prices for the nine months ended September 30, 2015. Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Interest Expense, net. Net interest expense for the nine months ended September 30, 2016 and 2015 was $16.3 million and $14.8 million, respectively, an increase of $1.5 million, or 10%. Net interest expense for the nine months ended September 30, 2016 and 2015 is summarized in the table below:

	Nine Months Ended September 30,
In thousands	2016	2015
Exchangeable senior notes (1):
Amortization of debt discounts	$5,703	$4,597
Contractual coupon interest	4,072	3,938

Total exchangeable senior notes interest expense	9,775	8,535
Long-term debt from royalty-bearing instrument (2):
Cash interest—current	5,038	4,777
Cash interest—deferred	—	112
Non-cash interest	1,543	1,392

Total long-term debt from royalty-bearing instrument interest expense	6,581	6,281
Other interest expense	12	10

Total interest expense	16,368	14,826
Interest income (3)	(115)	(73)

Total interest expense, net	$16,253	$14,753

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the nine months ended September 30, 2016 and 2015 was $9.8 million and $8.5 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for the nine months ended September 30, 2016 and 2015 was $6.6 million and $6.3 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the nine months ended September 30, 2016 and 2015 was $0.1 million in each period. Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for the nine months ended September 30, 2016 was $0.4 million versus $0.1 million in the prior year period. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the nine months ended September 30, 2016 and 2015 was $2.3 million and $1.5 million, respectively. The current benefit relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies. In April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the benefit from income taxes for the nine months ended September 30, 2016, includes $0.4 million of excess tax deficiencies arising from share-based payments.

Preferred Stock Purchase Option. In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the nine months ended September 30, 2015. There was no such adjustment to net loss for the nine months ended September 30, 2016.

Preferred Stock Beneficial Conversion Features. In 2015, we issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate (see Note 8). The conversion price on the date of issuance was less than the market price of our ordinary shares on such date. We determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance. These features are analogous to preference dividends and were recorded as a non-cash return to preferred shareholders through accumulated deficit, and are therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. During the nine months ended September 30, 2015, we recorded an adjustment to net loss applicable to common shareholders of $31.3 million upon effectiveness of the related resale Registration Statement on Form S-3 and $1.6 million upon shareholder approval received at the Company’s Annual General Meeting of Shareholders. There was no such adjustment to net loss in the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2016 include cash and cash equivalents of $117.6 million. On August 16, 2016, we completed a public offering of 24,265,000 American Depositary Shares, or ADSs. The underwriters purchased the ADSs from us at a price of $2.679 per ADS after commission, resulting in net proceeds to us of approximately $64.6 million, after deducting estimated offering expenses payable by us. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
In millions	2016	2015
Cash (used in) provided by:
Operating activities	$(52.5)	$(60.1)
Investing activities	—	—
Financing activities	63.1	59.5

Increase in cash and cash equivalents	$10.6	$0.6

Net cash used in operating activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 decreased primarily as a result of increased collections resulting from higher revenues and decreased legal costs following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals, partially offset by receipt in 2015 of $15.0 million in up-front proceeds from the Eddingpharm license agreement. Increased sales and marketing spend in 2016 in support of expanded Vascepa promotion was more than offset by higher collections from product sales.

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150 million of future revenue and receivables. As of September 30, 2016, the net remaining amount to be repaid to BioPharma is $128.8 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $11.7 million. The quarterly repayments through September 30, 2016 represent interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

On January 9, 2012, through our wholly-owned subsidiary Corsicanto Limited, or Corsicanto, a private limited company incorporated under the laws of Ireland, we completed a private placement of $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. On May 20, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, $16.2 million of the 2012 Notes was extinguished, following which $15.1 million in aggregate principal amount of the 2012 Notes remains outstanding with terms unchanged. Also in November 2015, we entered into a privately negotiated subscription agreement with one of our existing investors, or the Investor, pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032, or the 2015 Notes, for approximately $27.5 million. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes and 2015 Notes to mandatorily exchange the entirety of the 2014 Notes and 2015 Notes into ADSs, such that the only exchangeable senior notes that remain outstanding as of September 30, 2016 are the 2012 Notes (see Note 6—Debt).

The 2012 Notes were issued pursuant to an indenture dated as of January 9, 2012, by and among Corsicanto, us as guarantor, and Wells Fargo Bank, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by us. The 2012 Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of our shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at our election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs. As a result, the carrying value of the 2012 Notes of $15.1 million is classified as a current liability as of September 30, 2016. We may in the future seek to negotiate exchange agreements with the remaining holders of the outstanding 2012 Notes or to otherwise refinance this debt obligation on or before all or a portion of the $15.1 million is put to us.

As of September 30, 2016, we had cash and cash equivalents of $117.6 million, an increase of $45.1 million from June 30, 2016 and an increase of $10.6 million from December 31, 2015. The increase during 2016 is primarily due to proceeds from financing activities and accounts receivable collections, less net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.2 billion as of September 30, 2016. We anticipate that our purchases of API will generally be higher in the future, including the fourth quarter of 2016, giving consideration to supplier lead times, economies of larger batch sizes, anticipated revenue growth and preparation for REDUCE-IT study completion. We anticipate that quarterly net cash outflows in future periods will be variable. We believe that our cash and cash equivalents will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study.

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

Under the terms of the agreement with BioPharma, we agreed to repay up to $150 million of future revenue and receivables. As of September 30, 2016, the net remaining amount to be repaid to BioPharma is $128.8 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for 2016 is $11.7 million. The quarterly repayments through September 30, 2016 represent interest only. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017. Any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150 million in aggregate has been repaid. We can prepay an amount equal to $150 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule.

We have scheduled interest payments due under the terms of the 2012 Notes, assuming that the 2012 Notes remain outstanding through January 19, 2017.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. In August 2014, we entered into a second equity sale and purchase agreement between this supplier and another third party in which we agreed to sell approximately $1.0 million of our remaining investment. This transaction closed in the fourth quarter of 2014. The remaining carrying amount of $0.2 million as of both September 30, 2016 and December 31, 2015 is included in other long-term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.5 million in each of the nine months ended September 30, 2016 and 2015. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.7 million as of

September 30, 2016). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.5 million as of September 30, 2016) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.0 million as of September 30, 2016).

We have recorded a liability of $0.1 million for uncertain tax positions in other long-term liabilities as of September 30, 2016. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We do not enter into financial instruments for trading or speculative purposes. As of September 30, 2016, we had no outstanding forward exchange contracts.

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

As of September 30, 2016, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and “Item 1. Legal Proceedings” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 include discussions of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing other than as set forth below.

In September and October 2016, we received paragraph IV certification notices from four companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. We filed or are in the process of filing patent infringement lawsuits against each of these ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc., or Roxane, in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al, Civ. A. No. 2:16-cv-02525 (D. Nev.). In the Roxane lawsuit, Amarin is seeking, among other remedies, an order enjoining Roxane from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of the Roxane lawsuit or any subsequently filed lawsuits.

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

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of a so-called off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. Aug. 7, 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti intends to complete long-term toxicity studies in the next 6-9 months and follow these with a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pivotal pharmacokinetic studies, and we expect the company to initiate a pivotal clinical endpoint study as the next step in development. In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals) announced favorable Phase 2 results of volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, in patients with high triglycerides and type 2 diabetes and in patients with moderate to severe high triglycerides. Phase 3 trials are currently ongoing studying volanesorsen in patients with severe hypertriglyceridemia, familial chylomicronemia syndrome (FCS), and familial partial lipodystrophy (FPL) with data expected in 2017 and 2018. Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients. We expect Madrigal to begin Phase 2 trials in homozygous familial hypercholesterolemia (HoFH) and heterozygous familial hypercholesterolemia (HeFH) in 2016. Finally, Gemfire Therapeutics has initiated a Phase 2 trial to evaluate the safety and efficacy of gemcabene, an oral, once-daily pill, in the treatment of patients with homozygous familial hypercholesterolemia (HoFH) on stable lipid-lowering therapy. The novel mechanism of action of gemcabene may support multiple indications including a potential severe triglyceride reduction.

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

*Generic company competitors are seeking FDA approval of generic versions of Vascepa and we are now engaged in related patent litigation.

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

On January 22, 2016, the U.S. District Court for the District of New Jersey granted our motion to dismiss all patent infringement litigation related to the 2014 acceptance by the FDA of ANDAs to Vascepa. An appeal of the court’s dismissal was filed by one ANDA filer and, after FDA’s May 2016 grant of Vascepa NCE exclusivity, that appeal was withdrawn by the ANDA filer. This dismissal and terminated appeal ended this patent litigation related to Vascepa.

In September and October 2016, we received paragraph IV certification notices from four companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ ANDAs. These certifications were expected given the eligibility for submission of ANDAs under the NCE regulatory structure, after the expiration of four years from the July 2012 approval of Vascepa.

We filed and are now in the process of filing of patent infringement lawsuits against each of these ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al, Civ. A. No. 2:16-cv-02525 (D. Nev.). In the Roxane lawsuit, we are seeking, among other remedies, an order enjoining Roxane from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of the Roxane lawsuit or any subsequently filed lawsuits.

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

In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the independent data monitoring committee (DMC) at approximately 80% of the target aggregate number of primary cardiovascular events. In this amended REDUCE-IT SPA agreement, FDA agreed that, based on the information submitted to the agency, the critical elements of the revised REDUCE-IT protocol and analysis plans adequately address the objectives necessary to support a regulatory submission. However, secondary and/or tertiary endpoints, their ordering in the statistical hierarchy, their clinical significance, or whether any would yield results appropriate for labeling are considered review issues and are not intended to be a binding component of the REDUCE-IT SPA agreement. Further, matters such as endpoint adjudication procedures (including potential endpoint ascertainment, adjudication process, and detailed definitions) were specified by FDA as issues to be reviewed by the agency as part of a drug approval application. Consistent with the May 2016 FDA SPA draft guidance, FDA stated that the SPA agreement does not necessarily indicate the agency’s agreement with every detail of a protocol; instead, such an agreement indicates FDA’s concurrence with the elements critical to ensuring that the trial conducted under the protocol would have the potential to form the primary basis of an efficacy claim in a marketing application. In September 2016, we announced that the DMC completed its review of the first pre-specified interim efficacy analysis and, consistent with previously stated expectations, recommended that the trial continue as planned without modification.

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

In accordance with the SPA agreements for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population on statin therapy.

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

*The prospective 80% interim efficacy and safety analysis of the REDUCE-IT cardiovascular outcomes trial may not be completed in the contemplated timeframe and may not demonstrate to the independent committee monitoring the study a sufficient benefit risk result to warrant the independent committee recommending stopping the study early for overwhelming efficacy. The independent monitoring committee may, at its discretion, also recommend that the study be stopped for safety or related concerns.

In September 2016, we announced that the DMC completed its review of the first pre-specified interim efficacy analysis upon reaching approximately 60% of the target aggregate number of cardiovascular events in accordance with the SPA agreement for our REDUCE-IT cardiovascular outcomes trial and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy and safety analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. It may actually take longer than anticipated for the DMC assessment of data for the interim analysis.

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study in or about the fourth quarter of 2017. We do not expect the study to be stopped due to overwhelming efficacy at the next interim look. We have requested the DMC to not recommend stopping the study early based only upon achieving statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis due to low likelihood of obtaining a favorable result at completion. Despite no formal futility analysis or boundary being pre-specified in the protocol, it is within the purview of the DMC to weigh all available information and recommend study stoppage or continuation.

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

Risks Related to our Reliance on Third Parties

Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and key suppliers.

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

Any manufacturing problem, natural disaster affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we will rely on third parties to supply the raw materials needed to manufacture Vascepa. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize Vascepa.

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

While we have contractual freedom to source the API for Vascepa and have entered into supply agreements with multiple suppliers who also rely on other third-party suppliers of the key raw material to manufacture the API for Vascepa, Novasep, Nisshin and Chemport currently supply all of our API for Vascepa. Our strategy in adding API suppliers beyond Nisshin has been to expand manufacturing capacity and to mitigate the risk of reliance on any single supplier.

Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. For example, Chemport, which was approved as one of our API suppliers in April 2013, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. If our third-party manufacturing capacity is not expanded and compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

We currently have encapsulation agreements with three commercial API encapsulators for the encapsulation of Vascepa: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS. These companies have qualified their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 49 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 49 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	37 U.S. patents covering the use of Vascepa in either the MARINE or anticipated ANCHOR indication that have terms that expire in 2030,

•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,

•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030,

•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030,

•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030, and

•	1 additional patent covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034.

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

*We and certain of our current and former executive officers were named as defendants in a class action lawsuit that could result in substantial costs and divert management’s attention.

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

On July 29, 2015, the plaintiffs filed an amended complaint and we again moved to dismiss. On April 26, 2016, the court granted a second motion to dismiss, again without prejudice, with leave for plaintiffs to file an amended complaint. On May 24, 2016, plaintiffs notified the court they would not file another amended complaint and on September 21, 2016, filed a brief in support of their appeal of the most recent dismissal to the Third Circuit Court of Appeals. We plan a vigorous defense to this appeal.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% of gross product sales for each of the nine months ended September 30, 2016 and 2015 and represented 95% of the gross accounts receivable balance as of September 30, 2016 and 2015. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

*We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2015, 2014, and 2013, we reported losses of approximately $149.1 million, $56.4 million, and $166.2 million, respectively, and we had an accumulated deficit as of December 31, 2015 of $1.1 billion. For the nine months ended September 30, 2016 and 2015, we reported losses of approximately $58.9 million and $127.2 million, respectively and we had an accumulated deficit as of September 30, 2016 of $1.2 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, costs related to the commercialization of Vascepa, and from non-cash losses on changes in the fair value of warrant derivative liabilities. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $117.6 million as of September 30, 2016 will be sufficient to fund our projected operations for at least the next twelve months. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

*Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights.

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

In January 2012, we issued $150 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes, $16.2 million of which was subsequently repaid. In May 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes, such that $15.1 million of 2012 Notes remains outstanding. In November 2015, we issued $31.3 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2015 Notes. In September 2016, we mandatorily exchanged the entirety of the 2014 Notes and 2015 Notes into 60,311,188 ADSs in accordance with their respective terms such that, currently, only the 2012 Notes remain outstanding. In the event of physical settlement, the remaining 2012 Notes would be exchangeable into a total of 1,714,270 ADSs.

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

As of November 1, 2016 we had 269,952,889 common shares outstanding including 268,067,924 shares held as ADSs and 1,884,965 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

*Our existing indebtedness could adversely affect our financial condition.

Our existing indebtedness, the 2012 Notes, consists of $15.1 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, with a provision for such notes to be put to us by the holders for repayment in cash on each of January 19, 2017, January 19, 2022 and January 19, 2027.

Our indebtedness and the related annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, they could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise additional funds by borrowing or engaging in equity sales in order to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash to service payments on our debt or to restructure our debt; or

•	limit our flexibility to react to changes in our business and the industry in which we operate or to pursue certain strategic opportunities that may present themselves.

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

*The conditional exchange feature of the 2012 Notes, if triggered, may adversely affect our financial condition and operating results.

The outstanding 2012 Notes may be redeemed by us on or after January 19, 2017 and may be put back to us by the holders on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount of $15.1 million plus any accrued and unpaid interest. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at our election. Accordingly, the 2012 Notes represent a potential short-term claim on our liquid assets.

In the event the conditional exchange feature of the 2012 Notes is triggered, holders of the 2012 Notes will be entitled to exchange the 2012 Notes at any time during specified periods at their option. If one or more holders elect to exchange their 2012 Notes, unless we elect to satisfy its exchange obligation by delivering solely the ADSs (other than cash in lieu of any fractional ADS), we would be required to settle a portion or all of its exchange obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to exchange their 2012 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2012 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Further, we may seek to refinance the outstanding 2012 Notes under terms that may result in the issuance of additional debt, convertible debt and/or equity securities, the terms of which may not be viewed as favorable to us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2016 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 – 31, 2016	—	$—
August 1 – 31, 2016	—	—
September 1 – 30, 2016	48,079	3.19

Total	48,079	$3.19

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1	Underwriting Agreement, dated as of August 11, 2016, among Amarin Corporation plc, Jefferies LLC and Citigroup Global Markets Inc., as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 12, 2016, File No. 000-21392)

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer (Principal Executive Officer) (On behalf of the Registrant)

Date: November 3, 2016