Form 10-K
period 2016-12-31
AMARIN CORP PLC\UK
filed 2017-03-01
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $381.8 million, based upon the closing price on the NASDAQ Capital Market reported for such date.

272,061,557 shares were outstanding as of February 20, 2017, including 269,369,455 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 2,692,102 Ordinary Shares. In addition, 32,818,464 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of February 20, 2017, for a total of 304,880,021 ordinary shares and ordinary share equivalents outstanding as of February 20, 2017.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistently high triglycerides. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we also began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States based on the federal court declaration described below. In March 2016, we reached agreement with the FDA and U.S. government under which they agreed to be bound by the terms of the August 2015 judicial declaration. Vascepa is available in the United States by prescription only.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014.

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. In March 2016, we entered into an agreement with Biologix

FZCo, or Biologix, to register and commercialize Vascepa in countries within the Middle East and North Africa. We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Triglycerides are the main constituent of body fat in humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG ≥150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG ≥200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG ≥500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus 4 grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial.

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available and published in 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the study’s independent data monitoring committee (DMC) at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Since patient enrollment commenced in 2011, more than 26,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, the DMC has communicated to us that we should continue the study as planned.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results. Such analysis included the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. This is the same approach we asked the DMC to employ in connection with the REDUCE-IT study 60% interim analysis. It is our expectation that the 80% interim analysis will also result in a recommendation by the DMC to continue the trial.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA approved labelling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization—United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We currently market Vascepa in the United States through our direct sales force of approximately 150 sales professionals, including sales representatives and their managers. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives began devoting a substantial portion of their time to promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa. In October 2016, in addition to the original 1-gram capsule size for Vascepa, we introduced a smaller 0.5-gram capsule size, the first and only 0.5-gram prescription omega-3 alternative available on the market, for the subset of patients who prefer a smaller capsule. The FDA-approved dosing for Vascepa continues to be 4 grams per day, and we expect that the majority of patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsule. We also expect that the majority of new patients will be prescribed the 1-gram size Vascepa capsule.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, was nineteen percent (19%) in 2016, and is scheduled to increase to low twenty percent levels in 2017 and 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which our agreement with Kowa Pharmaceuticals America, Inc. provides for up to three years of tail royalties equal to declining percentages of the co-promotion fee earned prior to agreement expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2016 was approximately 286,000 compared to 260,000, 230,000, 201,000, and 191,000 in the three months ended September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2016 was approximately 312,000 compared to 274,000, 249,000, 216,000, and 203,000 in the three months ended September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015,

respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules shipped multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. During 2016, predominantly in the second quarter, wholesaler inventory levels increased based on estimated days of inventory on hand. In addition, regional stocking of Vascepa expanded at certain retail pharmacies, likely due to higher volume sales of Vascepa.

The data reported above is based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results can be generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth will be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors. These fluctuations from multiple variables make it difficult to predict quarterly prescription trends and product revenues on a consistent basis. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 7, 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data.

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

Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, a non-refundable milestone payment of $1.0 million received upon successful submission of a clinical trial application with respect to the MARINE indication for Vascepa to the Chinese regulatory authority in March 2016, and future regulatory and sales-based milestone payments of up to an additional $153.0 million. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $1.0 million to $15.0 million for a total of $33.0 million. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

In March 2016, we entered into an agreement with Biologix to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, we received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. We are entitled to receive payments based on product sales at an agreed-upon transfer price, which represents a percentage of gross selling price, subject to a minimum floor price.

We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Research and Development

REDUCE-IT is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. REDUCE-IT is a multinational, prospective, randomized, double-blind, placebo-controlled study designed to assess the cumulative effect on the rate of cardiovascular events for patients treated with Vascepa as an add-on to statin therapy compared to the corresponding rate of cardiovascular events for patients treated with placebo on top of statin therapy. REDUCE-IT is not designed to demonstrate that lowering triglycerides alone in the study population is sufficient to lower the rate of major adverse cardiovascular events compared to placebo. Rather, it is designed to demonstrate that clinical effects of Vascepa, including its impact on triglyceride lowering, is effective in lowering the rate of major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials.

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available in 2018. In addition, since its inception in 2011, our REDUCE-IT SPA agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the independent DMC at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results. Such analysis included the first review of unblinded efficacy data by the independent DMC. The

DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. This is the same approach we asked the DMC to employ in connection with the REDUCE-IT study 60% interim analysis. It is our expectation that the 80% interim analysis will also result in a recommendation by the DMC to continue the trial. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look. We remain blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at an interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete.

Since patient enrollment commenced in 2011, more than 26,000 patient years of study experience have been accumulated in REDUCE-IT. The DMC has reviewed unblinded safety data on a quarterly basis since 2013 and, after each such review of unblinded safety data to date, the DMC has recommended to us that the study be continued as planned.

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

Commercial Supply

Prior to 2015, all of our active pharmaceutical ingredient, or API, that has been utilized in product sold was manufactured by two suppliers: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. A significant portion of such API was purchased from Nisshin at a price that was higher than projected future average API costs. During 2015, we began purchasing API from a third supplier, Finorga SAS, or Novasep. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Financial Position

We believe that our cash and cash equivalents balance of $98.3 million as of December 31, 2016 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Lipid Disorders and Cardiovascular Disease

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2017 Update from the American Heart Association, more than 1 out of every 3 adults in the United States (approximately 92 million) currently lives with one or more types of cardiovascular disease; an estimated 1,000,000 new or recurrent coronary events and 795,000 new or recurrent strokes occur each year; an estimated 29 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 71 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL).

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

Guidelines for the management of very high triglyceride levels (≥500 mg/dL) suggest that reducing triglyceride levels is the primary treatment goal in these patients to reduce the risk of acute pancreatitis. Treating LDL-C remains an important secondary goal. Other important parameters to consider in patients with very high triglycerides include levels of apolipoprotein B (apo B), non-HDL-C, and very low density lipoprotein cholesterol (VLDL-C). The effect of Vascepa on the risk for pancreatitis in patients with hypertriglyceridemia has not been determined.

It is estimated that over 40 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and approximately 3 to 4 million people in the United States have very high triglyceride levels (≥500 mg/dL). Since 1976, mean triglyceride levels have increased, in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased.

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

We believe the potential market for Vascepa is large and growing. We estimate that drug treatment for hypercholesterolemia patients exceeds $67 billion per year in the United States, with sales dominated by statin therapies. U.S. sales of fibrates as a class of products were approximately $2.9 billion in 2016 with generic fenofibrate and gemfibrozil leading the class. U.S. gross sales of prescription omega-3 therapies in 2016 were over $1.2 billion with generic Lovaza leading the class.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA-approved labelling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

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

The REDUCE-IT Study (currently ongoing cardiovascular outcomes study)

In August 2011, we reached agreement with the FDA on a SPA for the design of the REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study. A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval. The FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the REDUCE-IT study adequately addressed the objectives necessary to support a regulatory submission. A SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy of the drug is identified after the testing begins. Moreover, any change to a study protocol can invalidate a SPA.

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

The REDUCE-IT study is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population also receiving statin therapy. REDUCE-IT is a multinational, prospective, randomized, double-blind, placebo-controlled, parallel-group study to evaluate the effectiveness of Vascepa, as an add-on to statin therapy, in reducing first major cardiovascular events in an at-risk patient population compared to statin therapy alone. The control arm of the study is comprised of patients on optimized statin therapy plus placebo. The active arm of the study is comprised of patients on optimized statin therapy plus Vascepa. All subjects enrolled in the study will have elevated triglyceride levels and either coronary heart disease or risk factors for coronary heart disease. This study is being conducted internationally.

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial.

Completion of the REDUCE-IT study is designed to occur after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available in 2018. In addition, since its inception in 2011, our REDUCE-IT SPA agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the independent DMC at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results. Such analysis included the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. This is the same approach we asked the DMC to employ in connection with the REDUCE-IT study 60% interim analysis. It is our expectation that the 80% interim analysis will also result in a recommendation by the DMC to continue the trial. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look. We remain blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at an interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete.

Since patient enrollment commenced in 2011, more than 26,000 patient years of study experience have been accumulated in REDUCE-IT. The DMC has reviewed unblinded safety data on a quarterly basis since 2013 and, after each such review of unblinded safety data to date, the DMC has recommended to us that the study be continued as planned.

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

Manufacturing and Supply for Vascepa

We currently use third-party manufacturers and suppliers to manufacture the clinical and commercial active pharmaceutical ingredient, or API, within Vascepa, and to encapsulate and package Vascepa. The FDA approval of Vascepa in July 2012 included the approval of one API manufacturer, Nisshin Pharma, Inc., or Nisshin, and one API encapsulator, Patheon, Inc., or Patheon (formerly Banner Pharmacaps). Nisshin and Patheon are the API manufacturer and API encapsulator, respectively, with which we have had the longest working relationships. Their facilities were approved by the FDA following successful preapproval inspections and they remain active producers of Vascepa.

We currently rely on Patheon and Capsugel Plöermel SAS for the encapsulation of Vascepa and we have an encapsulation agreement with one other qualified commercial API encapsulator, Catalent Pharma Solutions.

In addition to purchasing API from Nisshin, we have also purchased API from Chemport, Inc., or Chemport. In December 2012, we announced our submissions of two sNDAs to the FDA seeking approval for Chemport and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. In April 2013, the FDA approved our sNDAs covering Chemport and BASF as additional Vascepa API suppliers. On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement period and the agreement subsequently terminated in the first quarter of 2014. BASF remains an approved API supplier. In December 2012, we announced an agreement with an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc., or Slanmhor. We submitted a sNDA in August 2013 seeking FDA approval for this supplier to manufacture Vascepa API and in July 2014 the FDA approved our sNDA for Slanmhor as an API supplier. In July 2014, we terminated the supply agreement with Slanmhor and subsequently, in June 2015, entered into a new supply agreement with Finorga SAS, or Novasep. API manufactured by Novasep was previously approved by the FDA in July 2014.

The API material that constitutes ethyl-EPA is a modified, naturally occurring substance which is sourced from qualified producers of specific fish oils. A limited number of other manufacturers have the ability, scale, know-how and suitable facilities to produce ethyl-EPA to the required level of purity. Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures conform to pharmaceutical current Good Manufacturing Practice, or cGMP, which must be followed at all times. The FDA typically inspects manufacturing facilities before regulatory approval of a product candidate, such as Vascepa, and on a periodic basis after the initial approval. Consistent with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other regulatory requirements.

Some of our agreements with our API suppliers are exclusive and may include minimum purchase commitments. During 2015 and 2016, we fully met the aggregate minimum purchase requirements for metric tons of API contained in our supply agreements. Under the supply agreements, we can purchase more than the minimum requirements. Certain of these agreements contemplate phased capacity expansion aimed at creating sufficient volumes to meet anticipated demand for Vascepa. Certain of these agreements contain provisions for reduced payments for unmet annual volume requirements.

Our Commercialization Plans

We currently market Vascepa in the United States through our direct sales force of approximately 150 sales professionals, including sales representatives and their managers. We also employ various marketing and medical affairs personnel to support our commercialization of Vascepa. We currently target clinicians who are top prescribers of lipid regulating therapies. During the period from January 2013, when Vascepa was commercially launched in the United States, until October 2013, when the FDA notified us that it rescinded the ANCHOR study SPA agreement, our direct sales force was larger, consisting of approximately 275 sales representatives. Since October 2013, the size of our direct sales force has included approximately 125 to 140 sales representatives with focus on select sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives began devoting a substantial portion of their time to promoting Vascepa in the United States. We also employ various marketing personnel to support our commercialization of Vascepa.

Since commercial launch of Vascepa in January 2013, we have promoted Vascepa based on the MARINE clinical trial data as reflected in the FDA-approved label for Vascepa. In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 7, 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data.

Until results of our cardiovascular outcomes trial, REDUCE-IT, show otherwise, we plan to continue to promote Vascepa based on the effects of Vascepa on surrogate biomarkers as studied in MARINE and ANCHOR. After results of REDUCE-IT are available, on the assumption that the study demonstrates that Vascepa is effective in lowering the rate of major adverse cardiovascular events in patients with risk factors similar to those studied in REDUCE-IT, we intend to expand the size of our U.S. direct sales force and seek to expand promotion of Vascepa based on the results of the REDUCE-IT trial.

Outside of the United States, we have expanded our commercialization activities through partnering arrangements in certain territories. In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm may be required to conduct clinical trials in the China Territory to secure regulatory approval. Significant commercialization of Vascepa in the China Territory is several years away, if at all. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Commercialization across the region, as in China, is several years away in most jurisdictions and subject to similar risks.

We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

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

Currently, six manufacturers have launched generic versions of Lovaza. In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patent rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, respectively, received FDA approval of their respective versions of generic Lovaza. Par launched a generic version of Lovaza in July 2014. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Apotex launched a generic version of Lovaza in January 2015. Prasco Labs launched a generic version of Lovaza in March 2015 and AvKARE Inc., or AvKARE, launched its version in May 2015. AvKARE supplies government agencies and does not participate in the commercial marketplace. Amneal Pharmaceuticals launched a generic version of Lovaza in January 2016. In December 2016, Golden State Medical Supply launched a generic version of Lovaza. Like AvKARE, Golden State Medical Supply only supplies products to government agencies and does not participate in the commercial marketplace.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for its omega-3 prescription drug candidate, CaPre®, derived from krill oil for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti intends to complete long-term toxicity studies in the next 6-9 months and follow these with a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug

Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company to initiate a pivotal clinical Phase 3 study as the next step in development.

In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, announced favorable Phase 3 results of volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, in patients with severe hypertriglyceridemia (COMPASS trial). Phase 2 trials are currently ongoing studying volanesorsen in patients with familial chylomicronemia syndrome (FCS) and familial partial lipodystrophy (FPL) with data expected in 2017 and 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including volanesorsen. Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients. Finally, Gemfire Therapeutics announced favorable results from a Phase 2 trial to evaluate the safety and efficacy of gemcabene, an oral, once-daily pill, in the treatment of patients with homozygous familial hypercholesterolemia (HoFH) on stable lipid-lowering therapy. The novel mechanism of action of gemcabene may support multiple indications including a potential severe triglyceride reduction. Three Phase 2b trials of gemcabene are ongoing in patients with HoFH on stable lipid-lowering therapy, in patients with severe hypertriglyceridemia, and in patients with hypercholesterolemia on a high-intensity stable statin therapy with or without ezetimibe.

Vascepa also faces competition from dietary supplement companies marketing omega-3 products as nutritional supplements. We cannot be sure physicians and pharmacists will view the FDA-approved prescription-only status, EPA-only purity of Vascepa and stringent regulatory oversight as significant advantages versus omega-3 dietary supplements.

In addition, several generic drug companies have sought to challenge the validity and enforceability of our patents and have submitted to FDA applications for approval of generic versions of Vascepa.

Regulatory Matters

Government Regulation and Regulatory Matters

Any product development activities related to Vascepa or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data is generated in two distinct development stages: pre-clinical and clinical. Drugs must be approved by the FDA through the NDA process before they are first marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation, determining the manufacturing process and controls, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

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

Prior to the start of human clinical studies for a new drug in the United States, preclinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations, or GLP, and an investigational new drug application, or IND, is filed with the FDA. Similar filings are required in other countries; however, data requirements and other information needed for a complete submission may differ in other countries. The amount of data that must be supplied in the IND depends on the phase of the study. Phase 1 studies typically require less data than larger Phase 3 studies. A clinical plan must be submitted to the FDA prior to commencement of a clinical trial. If the FDA has concerns about the clinical plan or the safety of the proposed studies, it may suspend or terminate the study at any time. Studies must be conducted in accordance with Good Clinical Practice, or GCP, and regular reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards, or IRBs, responsible for overseeing studies at particular sites and protecting human research study subjects. An independent IRB may also suspend or terminate a study once initiated.

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

The FDA will likely re-analyze the clinical trial data, which could result in iterative discussions between the FDA and us during the review process. The review and evaluation of applications by the FDA is extensive and time consuming and may take longer than originally planned to complete. The FDA may conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with current Good Manufacturing Practice, or cGMP, requirements and may also audit data from clinical and pre-clinical trials.

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

Off-label Promotion in the United States

The FDCA has been interpreted by the FDA to make it illegal for pharmaceutical companies to promote their FDA-approved products for uses that have not been approved by the FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act.

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of an off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

In August 2015, we were granted preliminary relief in this lawsuit through the court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the FDCA. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration. The FDA did not appeal the court’s ruling. In March 2016, we settled this litigation under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Federal and state governments may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any of law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Foreign Regulation of New Drug Compounds

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in all or most foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Similarly, clinical trials conducted in countries such as Australia, Canada, and New Zealand, require review and approval of clinical trial proposals by an ethics committee, which provides a combined ethical and scientific review process. Most countries in which clinical studies are conducted require the approval of the clinical trial proposals by both the regulatory body and ethics committee.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP, which have their origin in the World Medical Association’s Declaration of Helsinki, the applicable regulatory requirements, and guidelines developed by the International Conference on Harmonization, or ICH, for GCP practices in clinical trials.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company generally must engage in numerous specific monitoring and recordkeeping activities, such as routine safety surveillance, and must continue to submit periodic and other reports to the applicable regulatory agencies, including any cases of adverse events and appropriate quality control records. Such reports submitted to the FDA may result in changes to the label and/or other post-marketing requirements or actions, including product withdrawal. These are viable risks once a product is on the market. Additionally, modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with pharmaceutical cGMPs, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

Federal and State Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict certain marketing practices in the biopharmaceutical industry. These laws include anti-kickback statutes and false claims statutes.

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for a referral or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare facility, item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Liability may be established without a person or entity having actual knowledge of the federal anti-kickback statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the federal civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; or causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payor and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HITECH imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information.

As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, including physician ownership and investment interests, and public reporting of such data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payments on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. There are also state laws requiring pharmaceutical companies to report gifts and other expenses relating to the marketing and promotion of pharmaceutical products; prohibiting certain marketing-related activities including the provision of gifts, meals, or other items to certain healthcare providers; and/or requiring pharmaceutical companies to implement compliance programs or marketing codes. Because of the breadth of these laws and the narrowness of the exceptions or safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations. As a company marketing an FDA-approved product in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payers. In addition, there has been renewed interest in amending the Social Security Act to allow Medicare to negotiate prices for prescription drugs covered under Medicare Part B. If this were to be enacted by Congress and signed by the President, the prices we obtain for our products covered under Part B could be lower than the prices we might otherwise obtain, and it could exert a similar lowering pressure on payments from non-governmental payers.

The Agency for Healthcare Research and Quality (AHRQ), established by the MMA and provided additional funding by The American Recovery and Reinvestment Act of 2009, conducts comparative effectiveness research on different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, is it possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

It appears likely that the PPACA will continue to exert pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs. Legislative changes to the PPACA remain possible, and appear likely in the 115th United States Congress and under the Trump Administration.

Other Regulatory Matters

Manufacturing, sales, promotion, importation, and other activities related to approved products are also subject to regulation by numerous regulatory authorities, including, in the United States, the FDA, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. Sales, marketing and scientific/educational programs must comply with the Food, Drug, and Cosmetic Act, the Anti-Kickback Statute, and the False Claims Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.

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

FDA Marketing Exclusivity and Generic Competition

The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, provides for market exclusivity provisions that can help protect the exclusivity of new drugs by delaying the acceptance and final approval of certain competitive drug applications. NCE marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and abbreviated new drug applications, or ANDAs, submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, Amarin, as a pioneer drug company, is afforded the benefit of a 30-month stay against the launch of such a competitive product that extends from the end of the five-year exclusivity period. A pioneer company could also be afforded extensions to the stay under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. A drug sponsor could also gain a form of marketing exclusivity under the Hatch-Waxman Amendments if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product. Additional three-year periods of exclusivity can be obtained for studies resulting in approval for new uses of existing drugs that protect the pioneer drug company from approval of ANDA applications made with reference to the new use during the three years from approval.

The FDA typically makes a determination on marketing exclusivity in connection with an NDA approval of a drug for a new indication. FDA marketing exclusivity is separate from, and in addition to, patent protection, trade secrets and manufacturing barriers to entry, which also help protect Vascepa against generic competition.

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

Based on the May 28, 2015 District of Columbia court order granting our motion for summary judgment in the NCE litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of ANDAs to Vascepa, based on a three-year regulatory exclusivity determination, agreed to a full stay of proceeding in that patent litigation.

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

We are now in the process of defending the exclusivity of Vascepa through patent litigation against the ANDA filers. In the related lawsuits, we are seeking, among other remedies, an order enjoining filers from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

If an ANDA filer is ultimately successful in patent litigation against us, it meets the requirements for a generic version of Vascepa to the satisfaction of the FDA under its ANDA (after the applicable regulatory exclusivity period and the litigation-related 30-month stay period ends), and is able to supply the product in significant commercial quantities, the generic company could introduce a generic version of Vascepa. Such a market entry would likely limit our U.S. sales substantially, which would have an adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 51 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 51 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	39 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later,

•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,

•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030,

•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030,

•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030, and

•	1 additional patent covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034.

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

Employees

At February 20, 2017, we had 215 full-time employees employed in sales, marketing, general and administrative and research and development functions. We believe our relations with our employees are good.

Organizational Structure

At February 20, 2017, we had the following subsidiaries:

Subsidiary Name	Country of Incorporation or Registration	Proportion of Ownership Interest and Voting Power Held
Amarin Pharmaceuticals Ireland Limited	Ireland	100%
Amarin Pharma Inc.	United States	100%
Amarin Neuroscience Limited	Scotland	100%
Corsicanto Designated Activity Company (formerly Corsicanto Limited)	Ireland	100%
Corsicanto II Designated Activity Company	Ireland	100%
Ester Neurosciences Limited	Israel	100%

Our principal offices are located at 2 Pembroke House, Upper Pembroke Street 28-32, Dublin 2 Ireland. Our registered office is located at One New Change, London EC4M 9AF, England. Our primary offices in the United States are located at 1430 Route 206, Bedminster, NJ 07921, USA. Our telephone number at that location is (908) 719-1315.

As of the date of this Annual Report on Form 10-K, our principal operating activities were being conducted by Amarin Corporation plc, together with Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc., with little to no operating activity being conducted by Amarin Neuroscience Limited, Corsicanto Designated Activity Company, Corsicanto II Designated Activity Company, or Ester Neurosciences Limited.

On January 9, 2012, Amarin, through its wholly-owned subsidiary Corsicanto Designated Activity Company (formerly Corsicanto Limited), or Corsicanto, a private designated activity company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032 (the 2012 Notes), a portion of which were exchanged in May 2014 (the 2014 Notes) and a portion of which were extinguished in 2015 and replaced with new 3.5% exchangeable senior notes due 2032 (the 2015 Notes). In September 2016, the entirety of the 2014 Notes and 2015 Notes were mandatorily exchanged in accordance with their respective terms. On January 19, 2017, approximately $15.0 million of the 2012 Notes were put to the Company, such that $0.1 million of 2012 Notes currently remains outstanding. The 2012 Notes are the senior unsecured obligations of Corsicanto and are guaranteed by Amarin Corporation plc. We have initiated the process to redeem the $0.1 million of outstanding principal amount of 2012 Notes, which we expect will be completed in the first quarter of 2017. Corsicanto was formed in November 2011 and was subsequently acquired by Amarin in January 2012 for the sole purpose of facilitating this financing transaction.

On January 25, 2017, Amarin, through its wholly-owned subsidiary Corsicanto II Designated Activity Company, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which it issued and sold $30.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2047 (the 2017 Notes). The 2017 Notes are the senior unsecured obligations of Corsicanto II and are guaranteed by Amarin Corporation plc. Corsicanto II was formed in December 2016 for the sole purpose of issuing the 2017 Notes. Refer to Note18—Subsequent Events for further discussion.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.amarincorp.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or SEC. The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. The public may read and copy any files within the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Financial Information About Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker(s), which is our President and Chief Executive Officer, in deciding how to allocate resources and assess performance. Since we currently operate in one business segment, which is the development and commercialization of Vascepa, all required financial segment information can be found in the consolidated financial statements.

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

In January 2013, we launched Vascepa based on FDA approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Approximately 4.0 million people in the United States have severely high triglyceride levels (TG ≥500 mg/dL), commonly known as very high triglyceride levels. Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

In August 2015, based on a federal court order, we also began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels, based on results from the ANCHOR study of Vascepa. It is estimated that approximately 40 million adults in the United States have high triglyceride levels (TG ≥200 mg/dL), and many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol and are on statin therapy. FDA did not approve Vascepa for use in this population due to the uncertain effect of pharmaceutically induced triglyceride reduction in this patient population on cardiovascular risk reduction, the ultimate targeted clinical benefit. Our promotional efforts disclose this fact and what we view as truthful and non-misleading information on the current state of research on both triglyceride reduction and the active pharmaceutical ingredient, or API, in Vascepa, EPA, as each relate to the potential of Vascepa to reduce cardiovascular risk.

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

Since late 2013, our sales team has consisted of approximately 150 sales professionals, including sales representatives and their managers. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. This sales team is not large enough to call upon all physicians. In January 2013, when we initially began selling Vascepa in the United States through our own then newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure, our sales team was larger. In October 2013, following an FDA advisory committee recommendation against approval for the ANCHOR indication, we implemented a plan to reduce our workforce and our team of sales professionals by half.

In May 2014 we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014. Under the agreement, no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives devote a substantial portion of their time to promoting Vascepa with our approximately 150 sales professionals, including sales representatives and their managers, based on a plan designed to focus on select sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth and increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner. In addition, if the results of the REDUCE-IT outcomes study are successful, we plan to expand our promotion of Vascepa, including increasing the size of our team. We will need to overcome challenges associated with rapidly hiring and training personnel and managing larger teams of people. Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. is designed such that their co-promotion of Vascepa ceases after 2018. If we do not extend this co-promotion agreement, enter into a co-promotion agreement with an equally capable company or hire equally capable sales representatives, our sales may be negatively impacted by the end of co-promotion under this agreement.

Outside of the United States, we have expanded our commercialization activities through partnering arrangements in certain territories. In February 2015, we entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Eddingpharm is solely responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm is required to conduct clinical trials in the China Territory to secure regulatory approval. Significant commercialization of Vascepa in the China Territory is several years away, if at all. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

We have limited experience working with partners outside the United States, such as Eddingpharm, to develop and market our products in non-U.S. jurisdictions. In order for Eddingpharm, or us, to market and sell Vascepa in any country outside of the United States for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements and timing for regulatory approval, which may include conducting clinical trials, vary widely from country to country and may in some cases be different than or more rigorous than requirements in the United States. Any failure by us or Eddingpharm to obtain approval for Vascepa in non-U.S. jurisdictions in a timely manner may limit the commercial success of Vascepa and our ability to grow our revenues.

In March 2016, we entered into an agreement with Biologix FZCo (“Biologix”), a company incorporated under the laws of United Arab Emirates, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Commercialization across the region, as in China, is several years away in most jurisdictions and subject to similar risks. We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

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

In August 2015, based on a federal court order, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States through use of a set of qualified statements that reflect the state of research related to this use. In March 2016, we settled the litigation related to this court order under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. An FDA-approved indication for this patient population has not been granted. If new clinical information is demonstrated which changes what we understand today to be truthful and non-misleading, our promotion of Vascepa will need to be modified to ensure that our promotion remains truthful and non-misleading. Our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT outcomes study will be required for FDA approval of a new indication or other label expansion for Vascepa. Any delay in obtaining, or an inability to obtain, further expansion of our marketing approval rights with an FDA approval could prevent us from growing revenue at all or greater than our current pace and could therefore have a material adverse effect on our operations and financial condition, including our ability to reach profitability. Even if we obtain additional regulatory approvals for Vascepa, the timing or scope of any approvals may prohibit or reduce our ability to commercialize the product successfully. For example, if the approval process for any expanded indication takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. If the FDA does not approve any expanded indication at all, it could have a material impact on our future results of operations and financial condition. Additionally, the terms of any approvals beyond the approval received from the FDA in July 2012 for the MARINE indication may prove to not have the scope or breadth needed for us to successfully commercialize Vascepa or become profitable.

Our off-label promotion of Vascepa could subject us to additional regulatory scrutiny and present unforeseen risks.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the FDA to make it illegal for pharmaceutical companies to promote their FDA approved products for uses that have not been approved by the FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act.

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of an off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

In August 2015, we were granted preliminary relief in this lawsuit through the court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the FDCA. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration. The FDA did not appeal the court’s ruling. In March 2016, we settled this litigation under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading.

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

Currently, six manufacturers have launched generic versions of Lovaza. In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patent rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, respectively, received FDA approval of their respective versions of generic Lovaza. Par launched a generic version of Lovaza in July 2014. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Apotex launched a generic version of Lovaza in January 2015. Prasco Labs launched a generic version of Lovaza in March 2015 and AvKARE, Inc., or AvKARE, launched its version in May 2015. AvKARE supplies government agencies and does not participate in the commercial marketplace. Amneal Pharmaceuticals launched a generic version of Lovaza in January 2016. In December 2016, Golden State Medical Supply launched a generic version of Lovaza. Like AvKARE, Golden State Medical Supply only supplies products to government agencies and does not participate in the commercial marketplace.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti intends to complete long-term toxicity studies in the next 6-9 months and follow these with a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. We believe Sancilio & Company, or

Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company to initiate a pivotal clinical Phase 3 study as the next step in development.

In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, announced favorable Phase 3 results of volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, in patients with severe hypertriglyceridemia (COMPASS trial). Phase 2 trials are currently ongoing studying volanesorsen in patients with familial chylomicronemia syndrome (FCS) and familial partial lipodystrophy (FPL) with data expected in 2017 and 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including volanesorsen. Madrigal Pharmaceuticals has completed Phase 1 clinical testing of MGL-3196 for the treatment of high triglycerides and various lipid parameters in patients. Finally, Gemfire Therapeutics announced favorable results from a Phase 2 trial to evaluate the safety and efficacy of gemcabene, an oral, once-daily pill, in the treatment of patients with homozygous familial hypercholesterolemia (HoFH) on stable lipid-lowering therapy. The novel mechanism of action of gemcabene may support multiple indications including a potential severe triglyceride reduction. Three Phase 2b trials of gemcabene are ongoing in patients with HoFH on stable lipid-lowering therapy, in patients with severe hypertriglyceridemia, and in patients with hypercholesterolemia on a high-intensity stable statin therapy with or without ezetimibe.

Generic company competitors are seeking FDA approval of generic versions of Vascepa and we are now engaged in related patent litigation.

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

We filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties (collectively, “Roxane”) in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited (collectively,

“Teva”) in the U.S. District Court for the District of Nevada. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, we are seeking, among other remedies, an order enjoining each defendant from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings, and are in their early stages. As a result of the statutory stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to Roxane, DRL, or Teva’s respective ANDA before January 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid.

The fourth ANDA applicant referenced above is Apotex Inc. (“Apotex”), which sent Amarin a paragraph IV certification notice in September 2016. The notice reflected that Apotex made a paragraph IV notice as to some, but not all, of the patents listed in the Orange Book for Vascepa. Because Apotex did not make a paragraph IV certification as to all listed patents, Apotex cannot market a generic version of Vascepa before the last to expire of the patents for which Apotex did not make a paragraph IV certification, which is in 2030. At a later date, Apotex may elect to amend its ANDA in order to make a paragraph IV certification as to additional listed patents. If and when Apotex does make such an amendment, it would be required to send Amarin an additional paragraph IV certification notice, and Amarin would then have the ability to file a lawsuit against Apotex pursuant to the Hatch-Waxman Act.

We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of the Roxane, DRL or Teva lawsuits or any subsequently filed lawsuits.

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

Vascepa’s five-year, new chemical entity, or NCE, regulatory exclusivity from the FDA and related 30-month stay that is scheduled to expire in January 2020 could be challenged by companies seeking to make generic versions of Vascepa.

The timelines and conditions under the abbreviated new drug application, or ANDA, process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, new chemical entity, or NCE, marketing exclusivity. In May 2016, after significant litigation, FDA determined that Vascepa is eligible for NCE marketing exclusivity. Accordingly, a related 30-month stay is currently in place and is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval of Vascepa, unless related patent litigation is resolved against us sooner.

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

NCE marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, Amarin, as a pioneer drug company, is afforded the benefit of a 30-month stay against the launch of such a competitive product that extends from the end of the five-year exclusivity period. A pioneer company could also be afforded extensions to the stay under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. A drug sponsor could also gain a form of marketing exclusivity under the Hatch-Waxman Amendments if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

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

It is possible that FDA’s NCE determination could be challenged by interested parties. If challenged, we plan to vigorously support FDA’s determination. Any such challenge could have a negative impact on our company and create uncertainty around the continued benefits associated with a five-year, NCE exclusivity status.

Vascepa is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa is subject to non-prescription competition and consumer substitution.

Our only product, Vascepa, is a prescription-only omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested efficacy and safety of Vascepa as having a superior therapeutic profile to untested and largely unregulated omega-3 fatty acid dietary supplements. In addition, the FDA has not enforced what we view as illegal drug claims made by certain omega-3 fatty acid supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. As a result of our First Amendment litigation and settlement, we may now make this claim to healthcare professionals subject to certain qualifications. These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. While Vascepa is highly price-competitive for patients when covered by insurance—cheaper in many cases—either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

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

Thus, even though we have received regulatory approval of Vascepa for the MARINE indication under a SPA agreement, our ANCHOR SPA agreement was rescinded. There is no assurance that the FDA will not rescind our REDUCE-IT SPA agreement.

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

The inability to obtain marketing approval in the ANCHOR or REDUCE-IT indications has prevented, and would continue to prevent, us from growing revenue more significantly, and it has had, and could continue to have, a material adverse effect on our operations and financial condition, including our ability to reach profitability.

The REDUCE-IT cardiovascular outcomes trial may fail to show that Vascepa can reduce major cardiovascular events in an at-risk patient population on statin therapy, and the long-term clinical results of Vascepa may not be consistent with the clinical results we observed in our Phase 3 clinical trial, in which case our sales of Vascepa may then suffer.

In accordance with the SPA agreements for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population with high triglyceride levels despite being on statin therapy.

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

Outcomes studies of certain other lipid-modifying therapies included results which, after review of information not fully available to the sponsors during the conduct of the trials, modified initial reports of the trial results. Two examples are the AIM-HIGH trial and the IMPROVE-IT trial. When the AIM-HIGH trial was stopped, there were initial reports of certain safety concerns which, upon further and more detailed subsequent review, were concluded to not be associated with the study therapy. After the IMPROVE-IT trial was completed, initial reports on the effect of adding ezetimibe to statin therapy in subjects with acute coronary syndrome suggested greater benefit on cardiovascular outcomes than was considered to be the case after later reassessment and further evaluation of study data. In 2015, the results of the IMPROVE-IT trial were published. Based on the published results, the addition of ezetimibe showed incremental lowering of LDL cholesterol levels and improved cardiovascular outcomes. This result was statistically significant but less than ten percent. Further evaluation of the IMPROVE-IT results suggested that the outcomes benefit may have been lower after factoring in and making certain assumptions regarding complicating factors such as a high number of patients who discontinued the study drug, withdrew consent, or were lost to follow-up. FDA approval of a new indication for ezetimibe based on the IMPROVE-IT results was denied after a negative FDA advisory committee recommendation that followed examination of the study results.

In addition, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. These facts illustrate categories of challenges faced in demonstrating favorable results in complex clinical studies like REDUCE-IT and in seeking to apply those results in support of regulatory approvals.

Data from clinical trials are invariably complex. It is also not typically possible to reliably extrapolate results from one trial to predict results from another. For instance, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile, and nineteen of the twenty studies included in the JAMA meta-analysis involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcomes study of 1 gram per day of an omega-3 acid ethyl ester composition. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in adult patients with severe hypertriglyceridemia at a dose of 4 grams per day and is being studied in REDUCE-IT at 4 grams per day.

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

Further, FDA determined that JELIS results could not be used as support for or against the use of triglyceride levels as a surrogate for cardiovascular risk reduction. Patients treated with EPA and statin in JELIS achieved triglyceride levels that were only 5% lower, on average, than those achieved among patients treated with statin alone; however, the reduction in cardiovascular risk in the primary endpoint analysis was 19%. Likewise, within the primary and secondary prevention sub-analyses, triglyceride levels were lowered only 5% on average in the EPA plus statin group compared with the statin alone group; however, the relative risk reduction was 53% in the primary prevention population with elevated triglyceride (≥150 mg/dL) and low HDL-C (≤40 mg/dL) levels and 23% in the secondary prevention population with established coronary artery disease. These large differences in magnitude between triglyceride reduction and risk reduction in JELIS suggest that the effects of EPA on triglyceride levels alone may not be responsible for, or predict, the observed differences in cardiovascular events between treatment groups in JELIS. JELIS was not designed to evaluate primary and secondary prevention populations. It is possible that the putative cardioprotective effects of EPA observed in JELIS are due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together, such as purported beneficial effects on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study is needed to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels.

There can be no assurance that the REDUCE-IT study will be completed successfully, that the endpoints of the REDUCE-IT cardiovascular outcomes study will be achieved, that the results will support regulatory approvals, or that the lipid-modifying effects of Vascepa in REDUCE-IT or any other study of Vascepa will not be subject to variation beyond twelve weeks. If the REDUCE-IT trial is not successful or if the results of this long-term study are not consistent with the 12-week clinical results, it could prevent us from expanding the labeled approval of Vascepa or even call into question the currently understood efficacy and safety profile of Vascepa. In any such case, the market potential for Vascepa would suffer and our business would be materially affected.

The commercial value to us of sales of Vascepa outside the United States, such as under the DCS Agreement with Eddingpharm, may be smaller than we anticipate.

There can be no assurance as to the adequacy for commercial success of Vascepa outside the United States. For example, even if we and Eddingpharm obtain marketing approval in countries within the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, there is a degree of unpredictability with regard to the eventual pricing and reimbursement levels of medications in markets outside the United States. If the pricing and reimbursement levels of Vascepa are lower than we anticipate, then affordability of, and market access to, Vascepa may be adversely affected and thus market potential in these territories would suffer. Furthermore, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential in these countries for our product would suffer.

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

We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, enacted in March 2010,which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and, given we received communication from the FDA that it considers this matter to be closed, we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

We expect further federal and state proposals and healthcare reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs. Legislative changes to the Affordable Care Act remain possible, and appear likely in the 115th United States Congress and under the Trump Administration.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication and we believe the First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label or our settlement. If we are found to have promoted Vascepa outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the False Claims Act, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc., or our commercialization partner outside the United States, Eddingpharm. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, incentives exist under applicable laws that encourage competitors, employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives could lead to so-called “whistleblower lawsuits” as part of which such persons seek to collect a portion of moneys allegedly overbilled to government agencies due to, for example, promotion of pharmaceutical products beyond labeled claims. These incentives could also lead to suits that we have mischaracterized a competitor’s product in the marketplace and we may, as a result, be sued for alleged damages to our competitors. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also costly to defend.

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

The prospective 80% interim efficacy and safety analysis of the REDUCE-IT cardiovascular outcomes trial may not be completed in the contemplated timeframe and may not demonstrate to the independent committee monitoring the study a sufficient benefit risk result to warrant the independent committee recommending stopping the study early for overwhelming efficacy. The independent monitoring committee may, at its discretion, also recommend that the study be stopped for safety or related concerns.

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

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study near the end of 2017. We do not expect the study to be stopped due to overwhelming efficacy at the next interim look. We have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis due to low likelihood of obtaining a favorable result at completion. Despite no formal futility analysis or boundary being pre-specified in the protocol, it is within the purview of the DMC to weigh all available information and recommend study stoppage or continuation.

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

Even if we obtain positive results from early stage preclinical studies or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease. Questions can also arise on the quality of study data or its reliability. For example, during the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, raised questions about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. It was ultimately concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of Vascepa and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the FDA approved Vascepa for use in the MARINE indication in July 2012, FDA did not dispute the veracity of the ANCHOR trial data and, in connection with the March 2016 agreement we reached with the FDA allowing us to promote the results of the ANCHOR study, the FDA did not require that we include any qualification related to this earlier question regarding the mineral oil placebo. The FDA, early on in the course of the REDUCE-IT trial, directed the DMC for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting to date, the DMC has recommended to continue the REDUCE-IT study as planned. Each of these DMC recommendations has been shared with FDA. Amarin and FDA remain blinded to such study data. Despite the currently positive disposition of this matter, it illustrates that concerns such as this may arise in the future that could affect our product development, regulatory review or the public perception of our products and our future prospects.

Any approvals that are obtained may be limited in scope, may require additional post-approval studies or may require the addition of labeling statements focusing on product safety that could affect the commercial potential for our product candidates. Any of these or similar circumstances could adversely affect our ability to gain approval for new indications and affect revenues from the sale of our products. Even in circumstances where products are approved by a regulatory body for sale, the regulatory or legal requirements may change over time, or new safety or efficacy information may be identified concerning a product, which may lead to the withdrawal of a product from the market or similar use restrictions. The discovery of previously unknown problems with a clinical trial or product, or in connection with the manufacturer of products, may result in regulatory issues that prevent past or proposed future approvals of a product and/or restrictions on that product or manufacturer, including withdrawal of an indication or the product from the market, which would have a negative impact on our potential revenue stream.

As we continue to evolve from a company primarily involved in research and development to a company also focused on establishing an infrastructure for commercializing Vascepa, we may encounter difficulties in managing our growth and expanding our operations successfully.

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. We have a relatively small sales organization consisting of approximately 150 sales professionals, including sales representatives and their managers. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Risks Related to our Reliance on Third Parties

Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and key suppliers.

We have no in-house manufacturing capacity and rely on contract manufacturers for our clinical and commercial product supply. We cannot ensure that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with our third-party manufacturers. Moreover, if any manufacturer should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all.

Any manufacturing problem, natural disaster affecting manufacturing facilities, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and/or result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize Vascepa.

We initially purchased all of our supply of the bulk compound (ethyl-EPA), or Vascepa API, from a single supplier, Nisshin Pharma, Inc., or Nisshin, located in Japan. Nisshin was approved by the FDA as a Vascepa API supplier as part of our FDA NDA for the MARINE indication in July 2012. In April 2013, we announced the approval by the FDA of an NDA supplement for Chemport, Inc. and BASF (formerly Equateq Limited) as additional Vascepa API suppliers. We terminated our agreement with BASF due to its inability to meet the agreement requirements, may enter into a new development and supply agreement with BASF, and may purchase API from BASF as it remains an NDA-approved supplier. In 2014, we obtained sNDA approval for a fourth supplier of API, which includes the manufacturing facility of Finorga SAS (Novasep). We currently purchase and use commercial supply from Novasep, Chemport, and Nisshin. Each of the API manufacturers obtains supply of the key raw material to manufacture API from other qualified third-parties.

While we have contractual freedom to source the API for Vascepa and have entered into supply agreements with multiple suppliers who also rely on other third-party suppliers to manufacture the API for Vascepa, Novasep, Nisshin and Chemport currently supply all of our API for Vascepa. Our strategy in adding API suppliers beyond Nisshin has been to expand manufacturing capacity, maintain competitive advantages, and mitigate the risk of reliance on any single supplier.

Expanding manufacturing capacity and qualifying such capacity is difficult and subject to numerous regulations and other operational challenges. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. For example, Chemport, which was approved as one of our API suppliers in April 2013, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

We currently have encapsulation agreements with three commercial API encapsulators for the encapsulation of Vascepa: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS. These companies have qualified and validated their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa.

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

The manufacture, packaging and distribution of pharmaceutical products such as Vascepa are subject to FDA regulations and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

The manufacture, packaging and distribution of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s pharmaceutical current good manufacturing practices, or cGMPs, and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs and International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, regulations who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we are not able to manufacture Vascepa to required specifications through our current and potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and pre-approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements under ICH guidelines. This review may be costly and time consuming and could delay or prevent the launch of a product.

Furthermore, the FDA and foreign regulatory agencies require that we be able to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis, including demonstrated product stability, and document our ability to do so. This requirement is referred to as process validation. This includes stability testing, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, the commercial supply of Vascepa may be delayed, or we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we or our approved suppliers are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business.

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

We also have an agreement with Biologix, entered into in March 2016, to register and commercialize Vascepa in countries within the Middle East and North Africa. Commercialization across the region, as in China, is subject to similar third party risk.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 51 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 51 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,

•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,

•	39 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later,

•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,

•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030,

•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030,

•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030, and

•	1 additional patent covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034.

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

In January 2017, we issued financial and business guidance, including expected fiscal year 2017 total net revenue and expectations regarding improved cash flow from commercial operations and timing of the REDUCE-IT outcomes trial. All such guidance is based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our currently projected 2017 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

On July 29, 2015, the plaintiffs filed an amended complaint and we again moved to dismiss. On April 26, 2016, the court granted a second motion to dismiss, again without prejudice, with leave for plaintiffs to file an amended complaint. On May 24, 2016, plaintiffs notified the court they would not file another amended complaint and on September 21, 2016, filed a brief in support of their appeal of the most recent dismissal to the Third Circuit Court of Appeals. We plan to continue with our vigorous defense in connection with this appeal.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% of gross product sales for each of the years ended December 31, 2016 and 2015 and represented 96% and 95% of the gross accounts receivable balance as of December 31, 2016 and 2015, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2016, 2015, and 2014, we reported losses of approximately $86.4 million, $149.1 million, and $56.4 million, respectively, and we had an accumulated deficit as of December 31, 2016 of $1.2 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

Although we began generating revenue from Vascepa in January 2013, we may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have been generating product revenue from sales of Vascepa since January 2013, but we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits on sales of Vascepa is subject to the market acceptance and commercial success of Vascepa and our ability to manufacture commercial quantities of Vascepa through third parties at acceptable cost levels, and may also depend upon our ability to effectively market and sell Vascepa through our strategic collaborations.

Even though Vascepa has been approved by the FDA for marketing in the United States in the MARINE indication, it may not gain market acceptance or achieve commercial success and it may never be approved for the ANCHOR indication or any other indication. In addition, we anticipate continuing to incur significant costs associated with commercializing Vascepa. We may not achieve profitability in the near term due to high costs associated with our REDUCE-IT study and commercialization efforts, for example. If we are unable to continue to generate robust product revenues, we will not become profitable in the near term, if ever, and may be unable to continue operations without continued funding.

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

•	the level of demand for Vascepa, due to changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors;

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

•

the timing and ability of commercialization partners outside the United States, such as Eddingpharm and Biologix, to develop, register and commercialize Vascepa in the China Territory, several Middle Eastern and North African countries, and other territories outside the United States, including obtaining necessary regulatory approvals and establishing marketing channels;

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $98.3 million as of December 31, 2016 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

We have substantial net operating loss carryforwards for tax purposes, the majority of which are from operations in Ireland. The potential future benefit of such net operating loss carryforwards could be lost if tax regulations change or if we are deemed to not have active operations in Ireland.

Amarin developed Vascepa, known during development as AMR101, in and from Ireland. In recent years, particularly since 2013 when commercial sale of Vascepa commenced in the United States, the majority of Amarin’s consolidated operations have been in the United States. Ownership to Vascepa continues to reside with Amarin’s wholly-owned Ireland-based subsidiary, Amarin Pharmaceuticals Ireland Ltd., and oversight and operations of that entity are structured to be maintained in Ireland. In order to effectively utilize Amarin’s accumulated net operating loss carryforwards for tax purposes in Ireland, Amarin operations, particularly for this subsidiary, need to be active in Ireland. In addition, utilization of these accumulated net operating loss carryforwards assume that tax treaties between Ireland and other countries, particularly the United States, do not change in a manner which limit Amarin’s future ability to offset earnings with these operating loss carryforwards for tax purposes.

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

In January 2012, Corsicanto Designated Activity Company (formerly Corsicanto Limited), or Corsicanto, issued $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. In May 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, we issued $31.3 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2015 Notes, and used $16.2 million of the proceeds to repay a portion of the 2012 Notes, such that $15.1 million of 2012 Notes remained outstanding. In September 2016, we mandatorily exchanged the entirety of the 2014 Notes and 2015 Notes, in accordance with their respective terms, into 60,311,188 ADSs. In January 2017, approximately $15.0 million of the 2012 Notes were put to us, such that $0.1 million of the 2012 Notes currently remains outstanding. We have initiated the process to redeem the $0.1 million of outstanding principal amount of 2012 Notes, which we expect will be completed in the first quarter of 2017. In the event of physical settlement, the remaining $0.1 million of 2012 Notes would be exchangeable into a total of 15,092 ADSs.

In January 2017, Corsicanto II Designated Activity Company, or Corsicanto II, issued $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs.

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

As of February 20, 2017 we had 272,061,557 common shares outstanding including 269,369,455 shares held as ADSs and 2,692,102 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors, such as the participants in our March 2015 private placement, seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

We believe it is prudent to assume that we were classified as a PFIC in 2012. We do not believe that we were classified as a PFIC in 2013 through 2016. Our status as a PFIC is subject to change in 2017 and future years.

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

Our existing indebtedness consists of $0.1 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes, and $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The 2012 Notes contain a provision for such notes to be put to us by the holders for repayment in cash on each of January 19, 2022 and January 19, 2027. The 2017 Notes contain a provision for such notes to be put to us by the holders for repayment in cash on January 19, 2022.

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

The accounting for convertible debt securities that may be settled in cash, such as our 2012 Notes and 2017 Notes, could have a material effect on our reported financial results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the location, use and ownership interest of our principal properties as of February 20, 2017:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	270
Bedminster, New Jersey, USA	Offices	Leased	21,963

Effective November 1, 2011, we leased 320 square feet of office space in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The lease terminates on October 31, 2017 and may be renewed annually.

Effective July 1, 2011, we leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on March 31, 2018, and may also be terminated with six months prior notice. On December 6, 2011 we leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, we leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, we entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, we signed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. Additionally, in June 2015, we executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015. On December 15, 2016, we leased an additional 732 square feet of space in the same location, effective January 1, 2017.

We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

In September and October 2016, we received paragraph IV certification notices from four companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. We filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties (collectively, “Roxane”) in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited (collectively, “Teva”) in the U.S. District Court for the District of Nevada. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, Amarin is seeking, among other remedies, an order enjoining each defendant from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings, and are in their early stages. As a result of the statutory stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to Roxane, DRL, or Teva’s respective ANDA before January 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid.

The fourth ANDA applicant referenced above is Apotex Inc. (“Apotex”), which sent Amarin a paragraph IV certification notice in September 2016. The notice reflected that Apotex made a paragraph IV notice as to some, but not all, of the patents listed in the Orange Book for Vascepa. Because Apotex did not make a paragraph IV certification as to all listed patents, Apotex cannot market a generic version of Vascepa before the last to expire of the patents for which Apotex did not make a paragraph IV certification, which is in 2030. At a later date, Apotex may elect to amend its ANDA in order to make a paragraph IV certification as to additional listed patents. If and when Apotex does make such an amendment, it would be required to send Amarin an additional paragraph IV certification notice, and Amarin would then have the ability to file a lawsuit against Apotex pursuant to the Hatch-Waxman Act.

We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of the Roxane, DRL or Teva lawsuits or any subsequently filed lawsuits.

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

On May 24, 2016, plaintiffs notified the court that they would not file another amended complaint and, on May 26, 2016, filed a notice of appeal of the most recent dismissal to the Third Circuit Court of Appeals. Plaintiffs filed their appellate brief on September 21, 2016, we filed an opposition brief on November 29, 2016, and plaintiffs filed their reply on December 29, 2016. No hearing date has been set. We plan a vigorous defense to this appeal. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

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

	Common Stock Price
	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$1.88	$1.24	$3.33	$0.98
Second Quarter	$2.35	$1.45	$2.80	$1.82
Third Quarter	$3.46	$2.11	$2.59	$1.58
Fourth Quarter	$3.65	$2.75	$2.19	$1.79

Shareholders

As of January 31, 2017, there were approximately 380 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

The following graph compares the cumulative 5-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2012 and its relative performance is tracked through December 31, 2016.

Included in this 5-year time period is the substantial negative impact on the price of Amarin’s ADSs in 2013 when the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began in the ANCHOR trial. The FDA expressed that this scientific issue arose based on data from the study of other drugs by other companies related to lipid modification. This FDA notification was followed in 2013 by a reduction in force by Amarin and retargeting of the commercial targets for promotion of Vascepa. More recently, over the 3-year time period through December 31, 2016, cumulative total return for Amarin’s ADSs exceeded both the NASDAQ Composite Index and NASDAQ Biotechnology Index. In particular, the total return for Amarin’s ADSs well exceeded the cumulative returns for the NASDAQ Composite Index and NASDAQ Biotechnology Index in each of the past two calendar years.

Company/Market/Peer Company	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Amarin Corporation PLC	$108.01	$26.30	$13.08	$25.23	$41.12
NASDAQ Composite Index	$117.45	$164.57	$188.84	$201.98	$219.89
NASDAQ Biotechnology Index	$132.74	$220.37	$296.19	$331.05	$260.37

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

The following graph compares the cumulative 1-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2016 and its relative performance is tracked through December 31, 2016.

Company/Market/Peer Company	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Amarin Corporation PLC	$80.95	$114.29	$168.78	$162.96
NASDAQ Composite Index	$97.57	$97.34	$107.09	$108.87
NASDAQ Biotechnology Index	$77.12	$76.25	$85.78	$78.65

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2016 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2016	—	$—
November 1 – 30, 2016	—	—
December 1 – 31, 2016	48,079	3.08

Total	48,079	$3.08

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

UNITED KINGDOM TAXATION

Capital Gains

If you are not resident in the United Kingdom, or UK, for UK tax purposes, you will not be liable for UK tax on capital gains realized or accrued on the sale or other disposition of common shares or ADSs unless the common shares or ADSs are held in connection with your trade carried on in the UK through a branch or agency and the common shares or ADSs are or have been used, held or acquired for the purposes of such trade or such branch or agency.

An individual holder of common shares or ADSs who ceases to be resident in the UK for UK tax purposes for a period of less than 5 years and who disposes of common shares or ADSs during that period may also be liable on returning to the UK for UK capital gains tax despite the fact that the individual may not be resident in the UK at the time of the disposal.

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

Issue and Transfer of Common Shares

The issue of common shares by Amarin will not give rise to a charge to UK stamp duty or stamp duty reserve tax under current UK and European Union law; it is not currently known whether this position will continue for UK stamp duty reserve tax in relation to the issue of common shares in return for an issue of ADSs after the United Kingdom leaves the European Union. In the event of a change in this position resulting in the issue of common shares by Amarin giving rise to a charge to UK stamp duty or stamp duty reserve tax, Amarin would be responsible for any such UK stamp duty reserve tax payable on the issue of common shares in return for the issue of ADSs.

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

Under UK law, there is no withholding tax on dividends paid on the common shares or ADSs.

Item 6.	Selected Financial Data

The selected financial data set forth below as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 have been derived from the audited consolidated financial statements of Amarin. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenue, net	$128,966	$80,987	$54,202	$26,351	$—
Licensing revenue	1,118	769	—	—	—

Total revenue, net	130,084	81,756	54,202	26,351	—
Less: Cost of goods sold	34,363	27,875	20,485	11,912	—

Gross margin	95,721	53,881	33,717	14,439	—
Operating expenses:
Selling, general and administrative (1)	111,372	101,041	79,346	123,795	57,794
Research and development	49,975	51,062	50,326	72,750	58,956

Total operating expenses	161,347	152,103	129,672	196,545	116,750

Operating loss	(65,626)	(98,222)	(95,955)	(182,106)	(116,750)
Gain (loss) on change in fair value of derivative liabilities (2)	8,170	(1,106)	13,472	47,710	(35,344)
Gain on extinguishment of debt	—	1,314	38,034	—	—
Interest expense	(18,677)	(20,180)	(18,575)	(34,179)	(18,091)
Interest income	234	132	96	343	544
Other (expense) income, net	(482)	(228)	3,727	(1,189)	(427)

Loss from operations before taxes	(76,381)	(118,290)	(59,201)	(169,421)	(170,068)
(Provision for) benefit from income taxes	(9,969)	3,086	2,837	3,194	(9,116)

Net loss	(86,350)	(115,204)	(56,364)	(166,227)	(179,184)
Preferred stock purchase option	—	(868)	—	—	—
Preferred stock beneficial conversion features	—	(32,987)	—	—	—

Net loss applicable to common shareholders	$(86,350)	$(149,059)	$(56,364)	$(166,227)	$(179,184)

Loss per share:
Basic	$(0.41)	$(0.83)	$(0.32)	$(1.03)	$(1.24)
Diluted	$(0.41)	$(0.83)	$(0.36)	$(1.28)	$(1.24)

Weighted average shares:
Basic	211,874	180,654	173,719	161,022	144,017
Diluted	211,874	180,654	173,824	167,070	144,017

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,251	$106,961	$119,539	$191,514	$260,242
Total assets (3) (4)	166,999	173,230	168,886	252,476	310,855
Long-term liabilities (3)	99,808	250,059	217,028	248,792	289,650
Stockholders’ deficit (4)	(9,058)	(127,552)	(88,448)	(33,856)	(3,997)

(1)	Includes non-cash warrant-related compensation expense reflecting the change in the fair value of the warrant derivative liability associated with warrants issued in October 2009 to former officers of Amarin. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.
(2)	Includes non-cash charges resulting from changes in the fair value of derivative liabilities. See further discussion in Notes 2, 7 and 8 of the Notes to the Consolidated Financial Statements.
(3)	Reflects reclassification of $1.9 million and $2.2 million as of December 31, 2015 and 2014, respectively, to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset, due to the retrospective application of Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, adopted in 2016. No such adjustment was needed as of December 31, 2013 and 2012 as debt issuance costs were already presented as a deduction from debt in those years. See further discussion in Notes 2 and 8 of the Notes to the Consolidated Financial Statements.
(4)	Reflects recognition of deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015 and corresponding cumulative-effect adjustment to accumulated deficit as of December 31, 2015, due to the modified retrospective application of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, adopted in 2016. See further discussion in Note 2 of the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of Vascepa and factors that can affect such success; interpretation of court decisions; expectation on determinations and policy positions of the United States Food and Drug Administration, or FDA; the expected timing of enrollment, interim results and final results of our REDUCE-IT study; the safety and efficacy of our product and product candidates; expectation regarding the potential for Vascepa to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to our fiscal year ended December 31, 2016.

Overview

We are a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistently high triglycerides. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we also began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States based on the federal court declaration described below. In March 2016, we reached agreement with the FDA and U.S. government under which they agreed to be bound by the terms of the August 2015 judicial declaration. Vascepa is available in the United States by prescription only.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives began to devote a substantial portion of their time to promoting Vascepa starting in May 2014.

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in countries within the Middle East and North Africa. We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Triglycerides are the main constituent of body fat humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG ≥150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG ≥200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG ≥500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus 4 grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial.

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available and published in 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the study’s independent data monitoring committee (DMC) at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Since patient enrollment commenced in 2011, more than 26,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, the DMC has communicated to us that we should continue the study as planned.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results. Such analysis included the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. This is the same approach we asked the DMC to employ in connection with the REDUCE-IT study 60% interim analysis. It is our expectation that the 80% interim analysis will also result in a recommendation by the DMC to continue the trial.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA approved labelling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change, as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization—United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We currently market Vascepa in the United States through our direct sales force of approximately 150 sales professionals, including sales representatives and their managers. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives began devoting a substantial portion of their time to promoting Vascepa. We also employ various marketing personnel to support our commercialization of Vascepa. In October 2016, in addition to the original 1-gram capsule size for Vascepa, we introduced a smaller 0.5-gram capsule size, the first and only 0.5-gram prescription omega-3 alternative available on the market, for the subset of patients who prefer a smaller capsule. The FDA-approved dosing for Vascepa continues to be 4 grams per day, and we expect that the majority of patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsule. We also expect that the majority of new patients will be prescribed the 1-gram size Vascepa capsule.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, was nineteen percent (19%) in 2016, and is scheduled to increase to the low twenty percent levels in 2017 and 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which our agreement with Kowa Pharmaceuticals America, Inc. provides for up to three years of tail royalties equal to declining percentages of the co-promotion fee earned prior to agreement expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2016 was approximately 286,000 compared to 260,000, 230,000, 201,000, and 191,000 in the three months ended September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2016 was approximately 312,000 compared to 274,000, 249,000, 216,000, and 203,000 in the three months ended September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules shipped multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. During 2016, predominantly in the second quarter, wholesaler inventory levels increased based on estimated days of inventory on hand. In addition, regional stocking of Vascepa expanded at certain retail pharmacies, likely due to higher volume sales of Vascepa.

The data reported above is based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results can be generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth will be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors. These fluctuations from multiple variables make it difficult to predict quarterly prescription trends and product revenues on a consistent basis. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 7, 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data.

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

Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, a non-refundable milestone payment of $1.0 million received upon successful submission of a clinical trial application with respect to the MARINE indication for Vascepa to the Chinese regulatory authority in March 2016, and future regulatory and sales-based milestone payments of up to an additional $153.0 million. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $1.0 million to $15.0 million for a total of $33.0 million. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

In March 2016, we entered into an agreement with Biologix to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, we received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. We are entitled to receive payments based on product sales at an agreed-upon transfer price, which represents a percentage of gross selling price, subject to a minimum floor price.

We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Research and Development

REDUCE-IT is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. REDUCE-IT is a multinational, prospective, randomized, double-blind, placebo-controlled study designed to assess the cumulative effect on the rate of cardiovascular events for patients treated with Vascepa as an add-on to statin therapy compared to the corresponding rate of cardiovascular events for patients treated with placebo on top of statin therapy. REDUCE-IT is not designed to demonstrate that lowering triglycerides alone in the study population is sufficient to lower the rate of major adverse cardiovascular events compared to placebo. Rather, it is designed to demonstrate that clinical effects of Vascepa, including its impact on triglyceride lowering, is effective in lowering the rate of major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials.

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial.

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available in 2018. In addition, since its inception in 2011, our REDUCE-IT SPA agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the independent DMC at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results. Such analysis included the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. The second planned interim analysis of efficacy results will be triggered by the onset of approximately 80% of the target aggregate number of primary cardiovascular events in the study. Based on historical event rates, we anticipate that the onset of approximately 80% of events will occur in the first half of 2017, with the second pre-specified interim efficacy analysis by the DMC expected in or about the third quarter of 2017. The interim efficacy analysis will be accompanied by an interim safety analysis by the DMC. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. This is the same approach we asked the DMC to employ in connection with the REDUCE-IT study 60% interim analysis. It is our expectation that the 80% interim analysis will also result in a recommendation by the DMC to continue the trial. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look. We remain blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at an interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete.

Since patient enrollment commenced in 2011, more than 26,000 patient years of study experience have been accumulated in REDUCE-IT. The DMC has reviewed unblinded safety data on a quarterly basis since 2013 and, after each such review of unblinded safety data to date, the DMC has recommended to us that the study be continued as planned.

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

Commercial Supply

Prior to 2015, all of our active pharmaceutical ingredient, or API, that has been utilized in product sold was manufactured by two suppliers: Nisshin Pharma, Inc., or Nisshin, and Chemport, Inc., or Chemport. A significant portion of such API was purchased from Nisshin at a price that was higher than projected future average API costs. During 2015, we began purchasing API from a third supplier, Finorga SAS, or Novasep. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Financial Position

We believe that our cash and cash equivalents of $98.3 million as of December 31, 2016 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch of 1-gram size Vascepa capsules in the United States in January 2013, and introduced a smaller 0.5-gram size capsule in October 2016. In accordance with U.S. Generally Accepted Accounting Principles, or GAAP, during 2013, before we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors.

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

Cost of Goods Sold. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of Vascepa API.

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

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts as well as costs of product supply received from suppliers when such receipt by us is prior to regulatory approval of the supplier. We expense research and development costs as incurred.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, during 2013, before we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized net product revenues of $129.0 million and $81.0 million based on sales to Distributors during the years ended December 31, 2016 and 2015, respectively.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health Solutions and IMS Health in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and twelve months ended December 31, 2016 and 2015.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date, which include our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished during the first quarter of 2015), the change in control provision associated with our December 2012 royalty-bearing debt financing, the change in control provisions associated with our May 2014 and November 2015 exchangeable senior notes (both derecognized upon exchange of the debt hosts into equity during the third quarter of 2016), and a preferred stock purchase option (subsequently reclassified to permanent equity).

Inventory—We capitalize purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. The API purchased for Vascepa was sourced from three API suppliers in 2016 and 2015 and from two API suppliers in 2014. If we add a new API supplier, all Vascepa API purchased from such supplier is included as a component of research and development expense until the new API supplier is approved. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. In April 2016, we adopted Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330)—Simplifying the Measurement of Inventory, and as such, began to state inventories at the lower of cost or net realizable market value (previously, we stated inventories at the lower of cost or market value). Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage, quantities in excess of expected demand, changes in price levels or other causes, then we will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have been historically profitable in the United States. When making our assessment about the realization of our U.S. deferred tax assets as of December 31, 2016, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the net U.S. deferred tax assets are more likely than not to be realizable as of December 31, 2016. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

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

In January 2016, we adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In accordance with ASU No. 2015-03, we applied the new guidance on a retrospective basis, wherein the consolidated balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. See Note 8—Debt.

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

Also in April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the provision for income taxes for the year ended December 31, 2016 includes $0.4 million of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, we recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. We adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.7 million of excess tax benefit and $2.3 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the consolidated statement of cash flows as of December 31, 2015 and 2014, respectively, to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows since such payments have historically been presented as a financing activity.

In December 2016, we adopted ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We believe that our cash and cash equivalents will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018.

We also considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2016:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted for reporting periods and interim periods therein, beginning after December 15, 2016. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method.

We have substantially completed an initial impact assessment of the potential changes from adopting ASU No. 2014-09. The impact assessment consisted of a review of a representative sample of contracts, discussions with key stakeholders, and a cataloging of potential impacts on our financial statements, accounting policies, financial control, and operations. We anticipate that the adoption of ASU No. 2014-09 will not have a material impact on product revenue from distributors and may have an impact on contract revenues generated by our license agreements:

(i)	Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition. Whereas revenue from these arrangements was previously recognized over a period of time pursuant to the multiple element arrangement guidance, revenue from these arrangements may now be recognized at point in time under the new guidance.

(ii)	Assessments of milestone payments, which are linked to events that are in our control, will result in variable consideration that may be recognized at an earlier point in time under the new guidance, when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected.

We have not yet completed our final review of the impact of this guidance; however, we anticipate applying the modified retrospective method when implementing this guidance. We plan to adopt the new standard effective January 1, 2018. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

Product Revenue, net. We recorded product revenue of $129.0 million and $81.0 million during the years ended December 31, 2016 and 2015, respectively, an increase of $48.0 million, or 59%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 339,000 and 378,000, respectively, over the year ended December 31, 2015, representing growth of 53% and 56%, respectively. During 2016, predominantly in the second quarter, wholesaler inventory levels increased based on estimated days of inventory on hand. In addition, regional stocking of Vascepa expanded at certain retail pharmacies, likely due to higher volume sales of Vascepa. We estimate that these changes in channel inventory increased net product revenue by approximately $3.0 million to $6.0 million during 2016, compared to a $0.4 million to $0.7 million decrease in net product revenue due to net inventory level changes during 2015. We believe that changes in channel inventory at these independent wholesalers and retail pharmacies are common and impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of both 2015 and 2016 are within ordinary ranges.

All of our product revenue in the years ended December 31, 2016 and 2015 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Included in 2016 net product revenue are sales of 0.5-gram size Vascepa capsules, which were introduced in October 2016, for the subset of patients who prefer a smaller capsule. Sales of Vascepa 0.5-gram size capsules have not been significant to date. The FDA-approved dosing for Vascepa continues to be 4 grams per day and we expect that the majority of patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsules. We also expect that the majority of new patients will be prescribed the 1-gram size Vascepa capsule. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the years ended December 31, 2016 and 2015, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the years ended December 31, 2016 and 2015 was up to $70 per prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the years ended December 31, 2016 and 2015 was $1.1 million and $0.8 million, respectively, an increase of $0.4 million, or 46%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required. We do not anticipate significant revenues related to the Biologix agreement in 2017.

Cost of Goods Sold. Cost of goods sold during the years ended December 31, 2016 and 2015 was $34.4 million and $27.9 million, respectively, an increase of $6.5 million, or 23%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2016 and 2015 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the years ended December 31, 2016 and 2015 was 73% and 66%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2016 and 2015 was $111.4 million and $101.0 million, respectively, an increase of $10.4 million, or 10%. Selling, general and administrative expenses for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Year Ended December 31,
In thousands	2016	2015
Selling, general and administrative expense (1)	$82,042	$82,474
Co-promotion fees (2)	17,969	7,967
Non-cash stock based compensation expense (3)	11,361	10,609
Non-cash warrant related compensation income	—	(9)

Total selling, general and administrative expense	$111,372	$101,041

(1)	Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the years ended December 31, 2016 and 2015 was $82.0 million and $82.5 million, respectively, a decrease of $0.4 million, or 1%. This slight decrease is due primarily to an increase in prior-year sales and marketing costs in support of expanded Vascepa promotion following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals, more than offset by lower legal costs resulting from the same.
(2)	Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. were $18.0 million and $8.0 million in the years ended December 31, 2016 and 2015, respectively, an increase of $10.0 million, or 126%. The increase is due primarily to an increase in gross margin on product sales for the year ended December 31, 2016 compared to the same period in 2015, coupled with an increase in the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. from 15% in 2015 to 19% in 2016.
(3)	Stock-based compensation expense for the years ended December 31, 2016 and 2015 was $11.4 million and $10.6 million, respectively, an increase of $0.8 million, or 7%, primarily due to an increase in new stock option and restricted stock awards granted to attract and retain qualified employees.

We anticipate that selling, general and administrative expenses, excluding non-cash costs, will increase by less than 10% in 2017 compared with 2016, with the exception of commercial spending for anticipated expansion following successful REDUCE-IT results and increased co-promotion fees anticipated to be paid to Kowa Pharmaceuticals America, Inc. associated primarily with anticipated increased revenue growth.

Research and Development Expense. Research and development expense for the years ended December 31, 2016 and 2015 was $50.0 million and $51.1 million, respectively, a decrease of $1.1 million, or 2%. Research and development expenses for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Year Ended December 31,
In thousands	2016	2015
REDUCE-IT study (1)	$36,989	$34,706
Regulatory filing fees and expenses (2)	1,735	2,162
Internal staffing, overhead and other (3)	8,999	10,914

Research and development expense, excluding non-cash expense	47,723	47,782
Non-cash stock-based compensation (4)	2,252	3,280

Total research and development expense	$49,975	$51,062

The decrease in research and development expenses for the year ended December 31, 2016, as compared to the prior year period, is primarily due to a decrease in overhead costs and non-cash stock-based compensation partially offset by quarterly variability in costs related to the REDUCE-IT study.

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the years ended December 31, 2016 and 2015, we incurred expenses through our CRO in connection with this trial of approximately $28.8 million and $28.5 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the years ended December 31, 2016 and 2015 for REDUCE-IT were approximately $37.0 million and $34.7 million, respectively. The increase in expenses in 2016 as compared to 2015 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the years ended December 31, 2016 and 2015 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

We anticipate that research and development expenses in 2017, excluding non-cash costs, will remain relatively consistent with 2016 levels, with the majority of such spending devoted to the ongoing REDUCE-IT trial.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the year ended December 31, 2016 was a gain of $8.2 million versus a loss of $1.1 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities for the years ended December 31, 2016 and 2015 is comprised of (i) the change in fair value of the warrant derivative liability, (ii) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, (iii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes, and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

The warrant derivative liability was related to the change in fair value of warrants issued in conjunction with the October 2009 private placement. In October 2009, we issued 36.1 million warrants at an exercise price of $1.50 per warrant and recorded a $48.3 million warrant derivative liability, representing the fair value of the warrants issued. As these warrants were classified as a derivative liability, they were revalued at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised and the remaining 6,242,803 warrants expired on February 27, 2015. As such, no warrants were outstanding as of December 31, 2015 and the derivative liability was extinguished. The fair value of the warrant derivative liability as of December 31, 2014 was $0.1 million and we recognized a $0.1 million gain on change in fair value of derivative liability for the year ended December 31, 2015. There was no such change in fair value of warrant derivative liability for the year ended December 31, 2016.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount, which net remaining unpaid amount as of December 31, 2016 was $125.6 million. Unless this early redemption feature is triggered, the remaining amount, without additional interest accumulation, is anticipated to be paid based on the royalty provisions of the agreement. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of December 31, 2016, the fair value of the derivative was determined to be nil based on current assumptions. As such, we recognized a $5.5 million gain on change in fair value of derivative liability for the year ended December 31, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of December 31, 2015, the fair value of the derivative was determined to be $5.5 million. As such, we recognized a $0.7 million loss on change in fair value of derivative liability for the year ended December 31, 2015.

Our 2014 Notes, issued in May 2014, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 8—Debt). As such, the related derivative liability was derecognized and we recognized a $2.1 million gain on change in fair value of derivative liability for the year ended December 31, 2016. As of December 31, 2014, the fair value of the derivative was determined to be $2.6 million, and as of December 31, 2015, the fair value of the derivative was determined to be $2.1 million. As such, we recognized a $0.5 million gain on change in fair value of derivative liability for the year ended December 31, 2015.

Our 2015 Notes, issued in November 2015, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 8—Debt). As such, the related derivative liability was derecognized and we recognized a $0.6 million gain on change in fair value of derivative liability for the year ended December 31, 2016. Upon issuance in November 2015, the fair value of the derivative was determined to be $0.5 million, and as of December 31, 2015, the fair value of the derivative was determined to be $0.6 million. As such, we recognized a $0.1 million loss on change in fair value of derivative liability for the year ended December 31, 2015.

In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the year ended December 31, 2015. The liability was then marked to fair value through March 30, 2015, the date on which we executed a separate subscription agreement with the investor, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives in the year ended December 31, 2015. The liability of $1.8 million was then reclassified to permanent equity on March 30, 2015. There was no such change in fair value of derivative liability for the year ended December 31, 2016.

The change in fair value of the derivative liability related to the BioPharma financing agreement is largely related to our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. The change in fair value of the derivative liabilities related to the 2014 Notes and 2015 Notes is a result of the exchange of the related debt hosts for the year ended December 31, 2016 and was largely related to changes in quoted bond prices for the year ended December 31, 2015. Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Gain on Extinguishment of Debt. In November 2015, we entered into a privately negotiated subscription agreement with one of our existing investors (the “Investor”), pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Concurrent with the issuance of the 2015 Notes, we entered into separate, privately negotiated purchase agreements with certain holders of the 3.5% January 2012 Exchangeable Senior Notes due 2032 (the “2012 Notes”) pursuant to which we purchased approximately $16.2 million in aggregate principal amount of the 2012 Notes for $15.9 million (the “2012 Notes Purchase”), which includes accrued but unpaid interest on such 2012 Notes. The 2012 Notes Purchase was funded by the issuance of the 2015 Notes. Following the closing of the 2012 Notes Purchase, we had approximately $15.1 million in aggregate principal amount of 2012 Notes outstanding. The 2012 Notes Purchase was accounted for as an extinguishment of debt and we recorded a gain of $1.3 million upon extinguishment for the year ended December 31, 2015, which represents the reacquisition of the conversion option at fair value and a negotiated discount on the purchase of the notes partially offset by legal and transaction advisory costs incurred. There was no such gain on extinguishment of debt for the year ended December 31, 2016.

Interest Expense, net. Net interest expense for the years ended December 31, 2016 and 2015 was $18.4 million and $20.0 million, respectively, a decrease of $1.6 million, or 8%. Net interest expense for the years ended December 31, 2016 and 2015 is summarized in the table below:

	Year Ended December 31,
In thousands	2016	2015
Exchangeable senior notes (1):
Amortization of debt discounts	$5,703	$6,362
Contractual coupon interest	4,151	5,313

Total exchangeable senior notes interest expense	9,854	11,675
Long-term debt from royalty-bearing instrument (2):
Cash interest—current	6,727	6,483
Cash interest—deferred	—	112
Non-cash interest	2,081	1,895

Total long-term debt from royalty-bearing instrument interest expense	8,808	8,490
Other interest expense	15	15

Total interest expense	18,677	20,180
Interest income (3)	(234)	(132)

Total interest expense, net	$18,443	$20,048

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the years ended December 31, 2016 and 2015 was $9.9 million and $11.7 million, respectively.
(2)	Cash and non-cash interest expense related to the BioPharma financing for the years ended December 31, 2016 and 2015 was $8.8 million and $8.5 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.
(3)	Interest income for the years ended December 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the year ended December 31, 2016 was expense of $0.5 million versus expense of $0.2 million in the prior year period. Other (expense) income, net, in the years ended December 31, 2016 and 2015 primarily consists of gains and losses on foreign exchange transactions.

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes for the years ended December 31, 2016 and 2015 was a provision of $10.0 million and a benefit of $3.1 million, respectively. The current provision relates entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies. In April 2016, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively and, accordingly, the provision for income taxes for the year ended December 31, 2016 includes $0.4 million of excess tax deficiencies arising from share-based payments.

Preferred Stock Purchase Option. In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the year ended December 31, 2015. There was no such adjustment to net loss for the year ended December 31, 2016.

Preferred Stock Beneficial Conversion Features. In 2015, we issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate (see Note 10—Equity). The conversion price on the date of issuance was less than the market price of our ordinary shares on such date. We determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance. These features are analogous to preference dividends and were recorded as non-cash returns to preferred shareholders through accumulated deficit, and are therefore reflected as adjustments to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. During the year ended December 31, 2015, we recorded an adjustment to net loss applicable to common shareholders of $31.3 million upon effectiveness of the related resale Registration Statement on Form S-3 and $1.6 million upon shareholder approval received at the Company’s Annual General Meeting of Shareholders. There was no such adjustment to net loss in the year ended December 31, 2016.

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

(1)	In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the number of patients enrolled in the study, the epidemiology of the patients enrolled in the study, and the length of time that the enrolled patients are followed. We manage the study through a CRO through which all costs for this outcomes study are incurred with the exception of costs for CTM and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the years ended December 31, 2015 and 2014, we incurred expenses through our CRO in connection with this trial of approximately $28.5 million and $31.0 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the years ended December 31, 2015 and 2014 for REDUCE-IT were approximately $34.7 million and $37.7 million, respectively. The decrease in expenses in 2015 as compared to 2014 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in or about 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.
(2)	The regulatory filing fees in each of the years ended December 31, 2015 and 2014 included annual FDA fees for maintaining manufacturing sites.
(3)	Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and legal costs.
(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

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

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. As of December 31, 2014, the fair value of the derivative was determined to be $4.8 million, and as of December 31, 2015, the fair value of the derivative was determined to be $5.5 million. As such, we recognized a $0.7 million loss on change in fair value of derivative liability for the year ended December 31, 2015. As of December 31, 2013, the fair value of the derivative was determined to be $11.1 million, and as of December 31, 2014, the fair value of the derivative was determined to be $4.8 million. As such, we recognized a $6.3 million gain on change in fair value of derivative liability for the year ended December 31, 2014.

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

In connection with the closing of a private placement transaction in early March 2015, we recorded a derivative liability pursuant to a pre-existing contractual right. This preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date in which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. The liability was charged to accumulated deficit as a deemed non-cash dividend and is therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. The liability was then marked to fair value through March 30, 2015, the date on which we executed a separate subscription agreement with the investor, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives in the year ended December 31, 2015. The liability was reclassified to permanent equity on such date.

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
Long-term debt from royalty-bearing instrument (2):
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

Liquidity and Capital Resources

Our sources of liquidity as of December 31, 2016 include cash and cash equivalents of $98.3 million. On August 16, 2016, we completed a public offering of 24,265,000 American Depositary Shares, or ADSs. The underwriters purchased the ADSs from us at a price of $2.679 per ADS after commission, resulting in net proceeds to us of approximately $64.6 million, after deducting estimated offering expenses payable by us. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Years Ended December 31,
In millions	2016	2015	2014
Cash (used in) provided by:
Operating activities (1)	$(71.8)	$(84.0)	$(74.6)
Investing activities	—	—	—
Financing activities (1)	63.1	71.4	2.6

Decrease in cash and cash equivalents	$(8.7)	$(12.6)	$(72.0)

(1)	Due to the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and retrospective application of the aspects of the standard that affect cash flow presentation, $0.7 million of excess tax benefit and $2.3 million of excess tax provision have been reclassified from cash flows provided by financing activities to cash flows used in operating activities for the years ended December 31, 2015 and 2014, respectively.

Net cash used in operating activities during 2016 compared to 2015 decreased primarily as a result of increased collections resulting from higher revenues and decreased legal costs following the favorable federal court declaration on August 7, 2015 and related settlement on March 8, 2016 allowing communication of truthful and non-misleading ANCHOR clinical trial and related data to be communicated to healthcare professionals, partially offset by receipt in 2015 of $15.0 million in up-front proceeds from the Eddingpharm license agreement. Increased sales and marketing spend in 2016 in support of expanded Vascepa promotion was more than offset by higher collections from product.

On December 6, 2012 we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150.0 million of future revenue and receivables. As of December 31, 2016, the net remaining amount to be repaid to BioPharma is $125.6 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. For example, based on our Vascepa net product revenue for 2016 of $129.0 million, the amount repaid to BioPharma based on 2016 revenue was $12.9 million compared to the maximum contractual threshold for 2016 of $55.0 million. The maximum amount payable under the contractual threshold for the first half of 2017 is $16.8 million, after which the maximum amount payable is subject to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment after 2016 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule and that such payments will remain subject to the continued application of the calculated threshold for royalty based on quarterly Vascepa revenues.

On January 9, 2012, through our wholly-owned subsidiary Corsicanto Designated Activity Company (formerly Corsicanto Limited), or Corsicanto, a private limited company incorporated under the laws of Ireland, we completed a private placement of $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. On May 20, 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, $16.2 million of the 2012 Notes was extinguished, following which $15.1 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged. Also in November 2015, we entered into a privately negotiated subscription agreement with one of our existing investors or the Investor, pursuant to which the Investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032, or the 2015 Notes, for approximately $27.5 million. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes and 2015 Notes to mandatorily exchange the entirety of the 2014 Notes and 2015 Notes into ADSs, such that the only exchangeable senior notes that remained outstanding as of December 31, 2016 are the 2012 Notes (see Note 8—Debt).

The 2012 Notes were issued pursuant to an indenture dated as of January 9, 2012, by and among Corsicanto, us as guarantor, and Wells Fargo Bank, National Association, as trustee. The notes are the senior unsecured obligations of Corsicanto and are guaranteed by us. The 2012 Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The notes mature on January 15, 2032, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2017, we may elect to redeem for cash all or a portion of the notes for the principal amount of the notes, plus accrued and unpaid interest. On each of January 19, 2017, January 19, 2022 and January 19, 2027, the holders of the notes may require that we repurchase in cash the principal amount of the notes plus accrued and unpaid interest. At any time prior to January 15, 2032, upon certain circumstances, which circumstances include our issuing a notice of redemption to the note holders, the price of our shares trading above 130% of the exchange price, or certain other events defined in the note agreement, the holders of the notes may elect to convert the notes. The exchange rate for conversion is 113.4752 ADSs per $1,000 principal amount of the notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if we pay cash dividends. Upon exchange, the notes may be settled, at our election, subject to certain conditions, in cash, ADSs or a combination of cash and ADSs. As a result, the carrying value of the 2012 Notes of $15.1 million is classified as a current liability as of December 31, 2016.

In January 2017, approximately $15.0 million of the 2012 Notes were put to us, such that $0.1 million of the 2012 Notes currently remains outstanding. We have initiated the process to redeem the $0.1 million of outstanding principal amount of 2012 Notes, which we expect will be completed in the first quarter of 2017.

Also in January 2017, we, through our wholly-owned subsidiary Corsicanto II Designated Activity Company, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which we issued and sold $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The net proceeds we received from the January 2017 offering were approximately $28.9 million, after deducting placement agent fees and estimated offering expenses, a portion of which was used to replenish approximately $15.0 million of cash on hand that we used to purchase substantially all of the 2012 Notes put to us in January 2017.

The 2017 Notes were issued pursuant to an indenture dated as of January 25, 2017, by and among Corsicanto II, us as guarantor, and Wilmington Trust, National Association, as trustee. The 2017 Notes are the senior unsecured obligations of the Issuer and are guaranteed by us. The 2017 Notes bear interest at a rate of 3.5% per annum from, and including, January 25, 2017, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2017. The 2017 Notes will mature on January 15, 2047, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2021, we may redeem for cash all or a portion of the 2017 Notes at a redemption price of 100% of the aggregate principal amount of the 2017 Notes to be redeemed, plus accrued and unpaid interest. On January 19, 2022, holders of the 2017 Notes may require that we repurchase in cash all or any portion of the 2017 Notes at a price equal to 100% of the aggregate principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest. At any time prior to January 15, 2047, the holders may exchange their 2017 Notes for ADSs at their option, and we may mandatorily exchange the 2017 Notes if the price of our shares trades above 130% of the exchange price then in effect for 20 VWAP trading days in any 30 consecutive VWAP trading day period (as defined in the indenture). The initial exchange rate for such conversion is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS), subject to adjustment upon the occurrence of certain events, including the payment of cash dividends. Upon exchange, the 2017 Notes are to be settled in ADSs.

As of December 31, 2016, we had cash and cash equivalents of $98.3 million, a decrease of $8.7 million from December 31, 2015. The decrease is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT offset by proceeds from financing activities and accounts receivable collections. Included in our cash balance as of December 31, 2016 are net proceeds of $64.6 million we received upon completion of a public offering of 24,265,000 ADSs in August 2016. In January 2017, we, through our wholly-owned subsidiary Corsicanto II, issued and sold $30.0 million in aggregate principal amount of 2017 Notes, resulting in net proceeds of approximately $28.9 million, a portion of which was used to replenish approximately $15.0 million of cash on hand that we used to purchase substantially all of the 2012 Notes put to us in January 2017. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.2 billion as of December 31, 2016. We believe that our net cash flow from operations in 2017, excluding interest, royalties and R&D costs, the majority of which are associated with REDUCE-IT, will be positive for 2017. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our intention in early 2017 to increase purchases of API. In addition, certain customers have indicated their intent to negotiate extended payment terms with us, which would result in slower collections of receivables. We believe that our cash and cash equivalents will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

In millions	Total	2017	2018 to 2019	2020 to 2021	After 2021
Contractual Obligations:
Purchase obligations (1)	$44.6	$11.8	$22.1	$10.7	$—
Operating lease obligations (2)	0.6	0.5	0.1	—	—
Interest payment obligations—exchangeable debt (3)	5.5	0.8	2.1	2.1	0.5
Exchangeable debt repurchase (4)	15.1	15.1	—	—	—

Total contractual cash obligations	$65.8	$28.2	$24.3	$12.8	$0.5

(1)	We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS, LLC, or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.
(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, net of sublease rental income.
(3)	Represents scheduled interest payments due under the terms of the 2012 Notes and 2017 Notes, assuming that they have not been exchanged for ADSs prior to January 19, 2017, the first put date in the 2012 Notes, and January 19, 2022, the put date in the 2017 Notes. The above table does not reflect the repayment of the notes, unless otherwise described, as they may be exchanged for ADSs prior to maturity.
(4)	Represents repurchase of approximately $15.0 million in aggregate principal amount of 2012 Notes put to us by holders on January 19, 2017, and $0.1 million in aggregate principal amount of 2012 Notes to be redeemed by us, expected to be in the first quarter of 2017.

On December 6, 2012, we entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100.0 million received at the closing of the agreement which occurred in December 2012. We agreed to repay BioPharma up to $150.0 million of future revenue and receivables. As of December 31, 2016, the net remaining amount to be repaid to BioPharma is $125.6 million. To date, each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. For example, based on our Vascepa net product revenue for 2016 of $129.0 million, the amount repaid to BioPharma based on 2016 revenue was $12.9 million compared to the maximum contractual threshold for 2016 of $55.0 million. The maximum amount payable under the contractual threshold for the first half of 2017 is $16.8 million, after which the maximum amount payable is subject to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment after 2016 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule and that such payments will remain subject to the continued application of the calculated threshold for royalty based on quarterly Vascepa revenues.

Concurrent with our supply agreement with Chemport entered into in 2011 for the supply of API materials for Vascepa, we agreed to make a non-controlling minority share equity investment in the supplier of up to $3.3 million. We invested $1.7 million under this agreement in July 2011 and the remaining $1.6 million during 2012. In September 2013, we entered into an equity sale and purchase agreement between this supplier and a third party in which we agreed to sell approximately $1.3 million of our investment in the supplier to the third party at cost. This transaction closed in the first quarter of 2014. In August 2014, we entered into a second equity sale and purchase agreement between this supplier and another third party in which we agreed to sell approximately $1.0 million of our remaining investment. This transaction closed in the fourth quarter of 2014. The remaining carrying amount of $0.2 million as of December 31, 2016 and 2015, respectively, is included in other long term assets and is accounted for under the cost method.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.6 million in each of the years ended December 31, 2016 and 2015. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.3 million as of December 31, 2016). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.2 million as of December 31, 2016) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $12.3 million as of December 31, 2016).

We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2016 and 2015, we had no outstanding forward exchange contracts.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Shelf Registration Statement

On March 29, 2014, the universal shelf registration statement on Form S-3 (Registration No. 333-173132) that we had filed with the SEC on March 29, 2011 expired. On August 7, 2014, we filed with the SEC a new universal shelf registration statement on Form S-3, which provides for the offer, from time to time, of up to $300,000,000 of: ordinary shares, which may be represented by American Depositary Shares; preference shares, which may be represented by American Depositary Shares; senior or subordinated debt securities; warrants to purchase any of these securities; and any combination of these securities, individually or as units. Following our public offering of 24,265,000 ADSs in August 2016, we have $230.8 million worth of securities available for issuance under this registration statement. The addition of any newly issued equity securities into the market may be dilutive to existing stockholders and new issuances by us or sales by our selling security holders could have an adverse effect on the price of our securities.

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

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. We invest funds not needed for near-term operating expenses in diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2016, the fair value of our cash and cash equivalents maturing in one year or less was $98.3 million and represented 100% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the general short-term nature of our investment portfolio.

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

As of December 31, 2016 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2016, our internal controls over financial reporting were effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2016. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Amarin Corporation plc

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Amarin Corporation plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Amarin Corporation plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amarin Corporation plc as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years ended December 31, 2016 of Amarin Corporation plc and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 1, 2017

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

3.1	Articles of Association of the Company	Quarterly Report on Form 10-Q, File No. 0-21392, as Exhibit 3.1	August 8, 2013

4.1	Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.1	February 29, 2012

4.2	Indenture, dated as of January 9, 2012, by and among Corsicanto Limited, the Company and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K dated January 9, 2012, File No. 0-21392, as Exhibit 4.1	January 10, 2012

4.3	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 2.4	April 24, 2003

4.4	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.4	February 29, 2012

4.5	Form of Series A Preference Share Terms	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, as Exhibit 4.1	March 11, 2015

4.6	Preferred Share Deposit Agreement by and among the Company, Citibank, N.A., as depositary, and all holders and beneficial owners of restricted ADSs issued thereunder	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.1	March 30, 2015

4.7	Form of American Depositary Receipt evidencing restricted ADSs representing Series A Preference Shares	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.2	March 30, 2015

4.8	Indenture, dated January 25, 2017, by and between Corsicanto II Designated Activity Company, Amarin plc and Wilmington Trust, National Association, as trustee	Current Report on Form 8-K dated January 25, 2017, File No. 0-21392, as Exhibit 4.1	January 25, 2017

4.9	Form of 3.50% January 2017 Exchangeable Senior Notes due 2047	Current Report on Form 8-K dated January 25, 2017, File No. 0-21392, as Exhibit 4.2	January 25, 2017

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.1	August 8, 2008

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.2	August 8, 2008

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.5	February 28, 2012

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.2	August 6, 2015

10.8	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.44	March 16, 2011

10.9	Form of Incentive Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.3	February 29, 2012

10.10	Form of Non-Qualified Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.4	February 29, 2012

10.11	Form of Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.5	February 29, 2012

10.12	Letter Agreement, dated November 15, 2010, between the Company and John F. Thero*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.42	March 16, 2011

10.13	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.5	December 23, 2011

10.14	Letter Agreement with John Thero, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.1	December 23, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.15	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Current Report on Form 8-K dated February 16, 2012, File No. 0-21392, as Exhibit 10.1	February 16, 2012

10.16	Letter Agreement with John Thero, dated January 10, 2014*	Current Report on Form 8-K dated January 8, 2014, File No. 0-21392, as Exhibit 10.1	January 10, 2014

10.17	Amendment, dated July 6, 2015, to Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.1	August 6, 2015

10.18	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.2	August 6, 2015

10.19	Amendment, dated July 6, 2015, to Letter Agreement with John Thero, dated December 23, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.3	August 6, 2015

10.20	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Form S-8, File No. 333-180180, as Exhibit 4.1	March 16, 2012

10.21	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Form S-8, File No. 333-180180, as Exhibit 4.2	March 16, 2012

10.22	Employment Agreement dated November 5, 2009 with John F. Thero*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.104	December 14, 2009

10.23	Development and License Agreement dated March 6, 2007 between Amarin Pharmaceuticals Ireland Limited and Elan Pharma International Limited ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.67	May 19, 2008

10.24	Termination and Assignment Agreement, dated July 21, 2009 between Elan Pharma International Limited and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.90	October 22, 2009

10.25	Form of Purchase Agreement, dated June 1, 2007, between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.69	May 19, 2008

10.26	Form of Equity Securities Purchase Agreement for U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.5	December 17, 2007

10.27	Form of Equity Securities Purchase Agreement for Non-U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.6	December 17, 2007

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.28	Form of Debt Securities Purchase Agreement, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.7	December 17, 2007

10.29	Stock Purchase Agreement, dated December 5, 2007, between the Company, the selling shareholders of Ester Neurosciences Limited, Ester Neurosciences Limited and Medica II Management L.P. ††	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	January 28, 2008

10.30	Letter Agreement, dated December 6, 2007, between the Company and the Sellers’ Representative of the selling shareholders of Ester Neurosciences Limited	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	February 1, 2008

10.31	Amendment No. 1 to Stock Purchase Agreement, dated April 7, 2008, between the Company and Medica II Management L.P.	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.79	May 19, 2008

10.32	Securities Purchase Agreement, dated May 12, 2008, among the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.80	October 22, 2009

10.33	Form of Securities Purchase Agreement, dated May 13, 2008, between the Company and the Purchasers named therein ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.81	May 19, 2008

10.34	Amendment and Waiver Agreement, dated May 25, 2009, between Ester Neurosciences Limited, Medica II Management L.P. and the Company††	Annual Report on Form 20-F/A for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.88	December 4, 2009

10.35	Form of Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.94	October 22, 2009

10.36	Amendment No. 1, dated December 2, 2009, to Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.105	December 14, 2009

10.37	Master Services Agreement, dated September 29, 2009, between Medpace Inc. and Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.92	October 22, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.38	Amendment Agreement dated October 12, 2009, to the Form of Equity Securities Purchase Agreement dated May 13, 2008 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.97	October 22, 2009

10.39	Management Rights Deed of Agreement dated October 16, 2009 by and among the Company and Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2009, File No. 0-21392, as Exhibit 4.100	June 25, 2010

10.40	Supply Agreement, dated November 1, 2010, between Nisshin Pharma Inc. and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.40	March 16, 2011

10.41	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.2	August 9, 2011

10.42	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.6	August 8, 2008

10.43	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012††	Quarterly Report on Form 10-Q for quarterly period ended September 30, 2012, File No. 0-21392, as Exhibit 10.1	November 8, 2012

10.44	Irrevocable License Agreement dated as of April 11, 2011, as amended by the First Amendment to Irrevocable License Agreement dated as of May 9, 2011, each by Amarin Pharmaceuticals Ireland Ltd. and Bedminster 2 Funding, LLC	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.3	August 9, 2011

10.45	Second Amendment to Irrevocable License Agreement, by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.4	August 8, 2008

10.46	Third Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated July 17, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.5	August 8, 2008

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.47	Fourth Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated December 15, 2012	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.71	February 28, 2012

10.48	Online Office Agreement dated as of September 30, 2011 by Amarin Corporation plc and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 0-21392, as Exhibit 10.2	November 8, 2011

10.49	Lease Agreement, dated January 22, 2007, between the Company, Amarin Pharmaceuticals Ireland Limited and Mr. David Colgan, Mr. Philip Monaghan, Mr. Finian McDonnell and Mr. Patrick Ryan	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.71	March 5, 2007

10.50	Lease Agreement dated November 28, 2011, by the Company, 534 East Middle Turnpike, LLC, Peter Jay Alter, as Trustee of the Leon C. Lech Irrevocable Trust under Declaration of Trust dated October 14, 1980 and Ferndale Realty, LLC	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.61	February 29, 2012

10.51	Sublease Agreement by and among Advance Realty Management, Inc., Bedminster 2 Funding, LLC and Amarin Pharma Inc., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.3	August 8, 2012

10.52	Lease Agreement dated May 8, 2013, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC.	Quarterly Report on Form 10-Q for the period ended March 31, 2013, File No. 0-21392, as Exhibit 10.1	May 9, 2013

10.53	Second Amendment to Lease Agreement, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated January 23, 2014	Annual Report on Form 10-K for the year ended December 31, 2014, File No. 0-21392, as Exhibit 10.80	March 3, 2015

10.54	Third Amendment to Lease Agreement, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated April 3, 2014	Annual Report on Form 10-K for the year ended December 31, 2014, File No. 0-21392, as Exhibit 10.81	March 3, 2015

10.55	Fourth Amendment to Lease Agreement, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated December 15, 2016	Filed herewith

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.56	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP††	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.76	February 28, 2012

10.57	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2014, File No. 0-21392, as Exhibit 10.1	May 9, 2014

10.58	Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 0-21392, as Exhibit 10.1	May 8, 2015

10.59	Securities Subscription Agreement dated March 5, 2015, by and among Amarin Corporation plc, 667, L.P., Baker Brothers Life Sciences, L.P., Stonepine Capital, L.P. and Broadfin Healthcare Master Fund	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, File No. 0-21392, as Exhibit 10.1	March 11, 2015

10.60	Securities Subscription Agreement dated March 30, 2015, by and between Amarin Corporation plc and Sofinnova Venture Partners VII, L.P.	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 10.1	March 30, 2015

10.61	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, File No. 0-21392, as Exhibit 10.1	June 30, 2016

14.1	Code of Ethics	Registration Statement on Form F-3, File No. 333-170505, as Exhibit 99.1	November 10, 2010

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Label Linkbase Document

101	PRE XBRL Taxonomy Presentation Linkbase Document

††	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:
/s/ John F. Thero
John F. Thero
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017

/s/ Michael W. Kalb Michael W. Kalb	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Director	March 1, 2017

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	March 1, 2017

/s/ Kristine Peterson Kristine Peterson	Director	March 1, 2017

/s/ David Stack David Stack	Director	March 1, 2017

/s/ Jan van Heek Jan van Heek	Director	March 1, 2017

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	March 1, 2017

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Amarin Corporation plc

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarin Corporation plc at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amarin Corporation plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, Amarin Corporation plc changed its recognition of excess tax benefits and presentation of employee stock-based payment related items in the consolidated statement of cash flows as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, effective April 1, 2016.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 1, 2017

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$98,251	$106,961
Restricted cash	600	600
Accounts receivable, net	19,985	13,826
Inventory	20,507	18,985
Prepaid and other current assets	6,983	3,152

Total current assets	146,326	143,524

Property, plant and equipment, net	78	243
Deferred tax assets	11,082	19,872
Other long-term assets	741	174
Intangible asset, net	8,772	9,417

TOTAL ASSETS	$166,999	$173,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,062	$10,832
Accrued expenses and other current liabilities	37,720	24,226
Current portion of exchangeable senior notes, net of discount	15,351	2,266
Current portion of long-term debt from royalty-bearing instrument	15,944	12,476
Deferred revenue, current	1,172	923

Total current liabilities	76,249	50,723

Long-Term Liabilities:
Exchangeable senior notes, net of discount	—	136,734
Long-term debt from royalty-bearing instrument	85,155	91,512
Long-term debt derivative liabilities	—	8,170
Deferred revenue, long-term	13,943	13,308
Other long-term liabilities	710	335

Total liabilities	176,057	300,782

Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 issued and outstanding as of December 31, 2016 and 2015 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par value, unlimited authorized; 270,183,201 issued, 269,363,696 outstanding as of December 31, 2016; 183,577,765 issued, 183,403,263 outstanding as of December 31, 2015	207,166	149,978
Additional paid-in capital	964,914	816,171
Treasury stock; 819,505 shares as of December 31, 2016; 174,502 shares as of December 31, 2015	(1,498)	(411)
Accumulated deficit	(1,204,004)	(1,117,654)

Total stockholders’ deficit	(9,058)	(127,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$166,999	$173,230

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Product revenue, net	$128,966	$80,987	$54,202
Licensing revenue	1,118	769	—

Total revenue, net	130,084	81,756	54,202
Less: Cost of goods sold	34,363	27,875	20,485

Gross margin	95,721	53,881	33,717

Operating expenses:
Selling, general and administrative	111,372	101,041	79,346
Research and development	49,975	51,062	50,326

Total operating expenses	161,347	152,103	129,672

Operating loss	(65,626)	(98,222)	(95,955)
Gain (loss) on change in fair value of derivative liabilities	8,170	(1,106)	13,472
Gain on extinguishment of debt	—	1,314	38,034
Interest expense	(18,677)	(20,180)	(18,575)
Interest income	234	132	96
Other (expense) income, net	(482)	(228)	3,727

Loss from operations before taxes	(76,381)	(118,290)	(59,201)
(Provision for) benefit from income taxes	(9,969)	3,086	2,837

Net loss	(86,350)	(115,204)	(56,364)
Preferred stock purchase option	—	(868)	—
Preferred stock beneficial conversion features	—	(32,987)	—

Net loss applicable to common shareholders	$(86,350)	$(149,059)	$(56,364)

Loss per share:
Basic	$(0.41)	$(0.83)	$(0.32)
Diluted	$(0.41)	$(0.83)	$(0.36)

Weighted average shares:
Basic	211,874	180,654	173,719
Diluted	211,874	180,654	173,824

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
January 1, 2014	—	172,691,063	(20,079)	$—	$141,477	$738,754	$(217)	$(913,870)	$(33,856)
Exercise of warrants	—	1,684,888	—	—	1,443	208	—	—	1,651
Exercise of stock options	—	234,500	—	—	193	114	—	—	307
Reacquisition of conversion option in convertible notes	—	—	—	—	—	(10,100)	—	—	(10,100)
Tax provision on stock-based compensation	—	—	—	—	—	(2,299)	—	—	(2,299)
Stock-based compensation	—	—	—	—	—	9,022	—	—	9,022
Refund of equity issuance costs	—	—	—	—	—	3,191	—	—	3,191
Net loss	—	—	—	—	—	—	—	(56,364)	(56,364)

December 31, 2014	—	174,610,451	(20,079)	$—	$143,113	$738,890	$(217)	$(970,234)	$(88,448)
Issuance of Series A Convertible Preferred Stock, net	391,017,970	—	—	29,168	—	28,685	—	—	57,853
Conversion of Series A Convertible Preferred Stock, net	(62,833,330)	6,283,333	—	(4,804)	4,804	(187)			(187)
Preferred stock purchase option	—	—	—	—	—	1,814	—	(868)	946
Preferred stock beneficial conversion features	—	—	—	—	—	32,987	—	(32,987)	—
Exercise of warrants	—	1,844,585	—	—	1,429	1,284	—	—	2,713
Exercise of stock options	—	18,020	—	—	13	18	—	—	31
Vesting of restricted stock units	—	821,376	(154,423)	—	619	(619)	(194)	—	(194)
Reacquisition of conversion option in convertible notes	—	—	—	—	—	(1,300)	—	—	(1,300)
Tax benefits realized from stock-based compensation	—	—	—	—	—	727	—	—	727
Stock-based compensation	—	—	—	—	—	13,872	—	—	13,872
Net loss	—	—	—	—	—	—	—	(115,204)	(115,204)

December 31, 2015	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,119,293)	$(129,191)

Cumulative-effect adjustment	—	—	—	—	—	—	—	1,639	1,639

At January 1, 2016	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,117,654)	$(127,552)
Issuance of common stock, net of transaction costs	—	24,265,000	—	—	15,712	48,901	—	—	64,613
Exchange of exchangeable senior notes, net of transaction costs	—	60,311,188	—	—	40,062	87,374	—	—	127,436
Exercise of stock options	—	177,146	—	—	119	168	—	—	287
Vesting of restricted stock units	—	1,852,102	(645,003)	—	1,295	(1,302)	(1,087)	—	(1,094)
Stock-based compensation	—	—	—	—	—	13,602	—	—	13,602
Net loss	—	—	—	—	—	—	—	(86,350)	(86,350)

December 31, 2016	328,184,640	270,183,201	(819,505)	$24,364	$207,166	$964,914	$(1,498)	$(1,204,004)	$(9,058)

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,350)	$(115,204)	$(56,364)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	138	166	198
Loss on sale of property, plant and equipment	48	—	—
Allowance for doubtful accounts	12	—	—
Stock-based compensation	13,613	13,889	9,022
Stock-based compensation—warrants	—	(9)	(503)
Amortization of debt discount and debt issuance costs	7,783	8,258	5,863
Amortization of intangible asset	645	646	646
(Gain) loss on change in fair value of derivative liabilities	(8,170)	1,106	(13,472)
Gain on extinguishment of debt	—	(1,314)	(38,034)
Deferred income taxes	8,798	(4,252)	(3,614)
Changes in assets and liabilities:
Accounts receivable, net	(6,171)	(5,984)	(4,197)
Inventory	(1,522)	(5,252)	12,958
Prepaid and other current assets	(3,831)	(519)	(1,053)
Other long-term assets	(567)	431	4,014
Accrued interest payable	(6,205)	(652)	2,420
Deferred revenue	884	14,231	(1,703)
Accounts payable and other current liabilities	8,705	10,489	8,811
Other long-term liabilities	375	(51)	—

Net cash used in operating activities	(71,815)	(84,021)	(74,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(21)	(28)	—

Net cash used in investing activities	(21)	(28)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of transaction costs	—	57,666	—
Proceeds from issuance of common stock, net of transaction costs	64,613	—	—
Proceeds from issuance of convertible debt, net of transaction costs	—	27,514	—
Proceeds from exercise of warrants, net of transaction costs	—	2,713	1,651
Proceeds from exercise of stock options, net of transaction costs	287	31	307
Refund of equity issuance costs	—	—	3,191
Debt issuance costs	—	(109)	(2,480)
Repurchase of exchangeable senior notes, including transaction costs	—	(16,145)	—
Transaction costs related to exchange of exchangeable senior notes	(680)	—	—
Taxes paid related to stock-based awards	(1,094)	(194)	—
Payments under capital leases	—	(5)	(36)

Net cash provided by financing activities	63,126	71,471	2,633
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,710)	(12,578)	(71,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,961	119,539	191,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,251	$106,961	$119,539

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,083	$12,559	$10,033

Income taxes	$1,457	$711	$781

Supplemental disclosure of non-cash items:
Exchange of exchangeable senior notes into common stock	$128,115	$—	$—

Transfer of preferred stock purchase option derivative liability to equity	$—	$868	$—

Accretion of preferred stock beneficial conversion features	$—	$32,987	$—

Conversion of Series A Convertible Preferred Stock into common stock	$—	$4,804	$—

Reacquisition of conversion option in convertible notes	$—	$1,300	$10,100

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. In January 2013, the Company began selling and marketing 1-gram size Vascepa capsules in the United States, and in October 2016, introduced a smaller 0.5-gram size capsule. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia, the Company commenced marketing Vascepa for use in adult patients with mixed dyslipidemia, as an adjunct to diet and an add-on to statin therapy in patients who despite statin therapy have high triglycerides (TGs ≥200 mg/dL and ≤500 mg/dL), which the Company also refers to as persistently high triglycerides. This expanded promotion of Vascepa commenced pursuant to a federal court order and is continuing pursuant to an agreement among the Company, the FDA and the U.S. government. The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its direct sales force of approximately 150 sales professionals, including sales representatives and their managers. In May 2014, Kowa Pharmaceuticals America, Inc. commenced co-promotion of Vascepa in accordance with a co-promotion agreement with the Company. Kowa Pharmaceuticals America, Inc. co-promotes Vascepa through its no less than 250 sales representatives who now devote a substantial portion of their time to promoting Vascepa in conjunction with the promotion of Kowa Pharmaceutical America, Inc.’s primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2016, 2015 and 2014 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances have been reclassified to conform to the current year presentation due primarily to the Company’s adoption of recent accounting pronouncements related to the presentation of debt issuance costs and excess tax benefits, as well as its inclusion of additional required disclosure related to (provision for) benefit from income taxes. These reclassifications do not have a material impact on the Company’s consolidated financial statements.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2016, the Company had current assets of $146.3 million, including cash and cash equivalents of $98.3 million. Cash and cash equivalents as of December 31, 2016 includes net proceeds of approximately $64.6 million resulting from the issuance of 24,265,000 American Depositary Shares, or ADSs, as part of a public offering completed in August 2016 (see Note 10—Equity). The Company’s consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. The terms of the January 2012 3.5% exchangeable senior notes due 2032, or the 2012 Notes, are such that they may be redeemed by the Company on or after January 19, 2017 and may be put back to the Company by the holders on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2012 Notes are exchangeable under certain circumstances into cash, American Depositary Shares, or ADSs, or a combination of cash and ADSs, at the Company’s election. Accordingly, $15.1 million in principal amount of 2012 Notes represents a short-term claim on the liquid assets of the Company as of December 31, 2016. In September 2016, the Company mandatorily exchanged $118.7 million in aggregate principal amount of May 2014 3.5% exchangeable senior notes due 2032, or the 2014 Notes, and $31.3 million in aggregate principal amount of November 2015 3.5% exchangeable senior notes due 2032, or the 2015 Notes, into ADSs such that they were retired in full, and derecognized the related derivative liabilities. In January 2017, holders of the 2012 Notes exercised their option to put the 2012 Notes to the Company for cash. As a result, the Company repurchased approximately $15.0 million in aggregate principal amount of 2012 Notes, such that $0.1 million in principal amount of 2012 Notes currently remains outstanding. In contemplation of this repurchase, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The Company has initiated the process to redeem the remaining $0.1 million of 2012 Notes, which is expected to be completed in the first quarter of 2017. Refer to Note 8—Debt and Note 18—Subsequent Events for further discussion.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. The Company anticipates that annual net cash outflows in future periods will be variable.

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

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of the Company’s accounting estimates including, but not limited to, determining the estimated fair values of derivatives, debt instruments and intangible assets, evaluating the need for valuation allowances for deferred tax assets, and assessing the Company’s ability to continue as a going concern. Such forecasted financial information is comprised of numerous assumptions regarding the Company’s future revenues, cash flows, and operational results. Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances. Because of the inherent nature of forecasts, however, actual results may differ from these forecasts. Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ from previous estimates.

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

The Company has contracts with its primary Distributors and delivery generally occurs when a Distributor receives Vascepa. The Company evaluates the creditworthiness of each of its Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from the sales to Distributors and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues generally based on the wholesale acquisition cost that the Company charges its Distributors for Vascepa. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private pay or rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

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

The following table summarizes activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2016 and 2015:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2015	$2,207	$3,610	$481	$792	$7,090
Provision related to current period sales	14,986	32,591	342	8,310	56,229
Provision related to prior period sales	(174)	(70)	(205)	—	(449)
Credits/payments made for current period sales	(10,690)	(22,710)	—	(7,226)	(40,626)
Credits/payments made for prior period sales	(2,033)	(3,540)	(83)	(792)	(6,448)

Balance as of December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	22,952	69,370	583	11,696	104,601
Provision related to prior period sales	(87)	(450)	—	—	(537)
Credits/payments made for current period sales	(19,213)	(48,719)	—	(9,815)	(77,747)
Credits/payments made for prior period sales	(4,205)	(9,167)	(259)	(1,284)	(14,915)

Balance as of December 31, 2016	$3,743	$20,915	$859	$1,681	$27,198

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of December 31, 2016 and 2015:

In thousands	December 31, 2016	December 31, 2015
Gross trade accounts receivable	$24,127	$18,270
Trade allowances	(3,743)	(4,296)
Chargebacks	(387)	(148)
Allowance for doubtful accounts	(12)	—

Accounts receivable, net	$19,985	$13,826

Inventory

Effective April 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330)—Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test and, as such, began to state inventories at the lower of cost or net realizable value. Such adoption had no impact on the carrying value of inventory. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa active pharmaceutical ingredient, or API.

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

Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

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

In April 2016, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively and, accordingly, the provision for income taxes for the year ended December 31, 2016 includes $0.4 million of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. The Company adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.7 million of excess tax benefit and $2.3 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the consolidated statement of cash flows for the years ended December 31, 2015 and 2014, respectively, to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows since such payments have historically been presented as a financing activity.

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the United States Internal Revenue Service (IRS) for the years 2013 to 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Derivative Instruments

Derivative financial liabilities are recorded at fair value, with gains and losses arising for changes in fair value recognized in the consolidated statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. Warrants are valued using a Black-Scholes option pricing model. The long-term debt redemption features are valued using probability-weighted models incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2016, 2015 and 2014 are as follows:

In thousands	2016	2015	2014
Net loss	$(86,350)	$(115,204)	$(56,364)
Preferred stock purchase option (see Note 10—Equity)	—	(868)	—
Preferred stock beneficial conversion features (see Note 10—Equity)	—	(32,987)	—

Net loss applicable to common shareholders—basic	(86,350)	(149,059)	(56,364)
Gain on warrant derivative liability	—	—	(6,775)

Net loss—diluted	(86,350)	(149,059)	(63,139)
Net loss per share—basic	$(0.41)	$(0.83)	$(0.32)
Weighted average shares outstanding—basic	211,874	180,654	173,719
Effect of dilutive warrants	—	—	105

Weighted average shares outstanding—diluted	211,874	180,654	173,824
Net loss per share—diluted	$(0.41)	$(0.83)	$(0.36)

For the years ended December 31, 2016, 2015 and 2014, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	2016	2015	2014
Stock options	21,188	17,818	10,670
Restricted stock and restricted stock units	10,143	10,887	2,256
Exchangeable senior notes (if converted)	1,714	59,407	49,215
Preferred stock (if converted)	32,818	32,818	—

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the consolidated statement of operations as interest expense each period in which such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. The conversion features in the 2012 Notes, and previously the 2014 Notes and 2015 Notes prior to the mandatory exchange, qualify for the exception from derivative accounting in accordance with ASC 815-40. The 2012 Notes may be put to the Company by their holders for repurchase in cash. The 2012 Notes are exchangeable under certain circumstances at the Company’s discretion, in any combination of ADSs or cash upon conversion and have been accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which has been recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was fully amortized over the expected term of the instrument. The conversion features in the 2014 Notes and 2015 Notes could only have been settled in ADSs upon conversion and were therefore accounted for as part of the debt host.

The conversion feature in the 2012 Notes, continues to be evaluated on a quarterly basis to determine if it still receives an exception from derivative accounting in accordance with ASC 815-40. The 2014 Notes were recognized initially at fair value as part of an extinguishment of a portion of the 2012 Notes. As a result, the 2014 Notes were initially recognized at a discount of $27.9 million. The 2015 Notes were recognized initially at fair value as part of the issuance of new debt in November 2015. As a result, the 2015 Notes were initially recognized at a discount of $3.8 million. These discounts were amortized through interest expense through the date of the mandatory exchange. See Note 8—Debt for further discussion.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% of gross product sales for each of the years ending December 31, 2016 and 2015, and represented 96% and 95% of the gross accounts receivable balance as of December 31, 2016 and 2015, respectively. The Company has not experienced any write-offs of its accounts receivable.

Concentration of Suppliers

The Company has contractual freedom to source the API for Vascepa and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third-party manufacturers and key suppliers, in particular three suppliers of API for Vascepa.

The Company cannot provide assurance that its efforts to procure uninterrupted supply of Vascepa API to meet market demand will continue to be successful or that it will be able to renew current API supply agreements on favorable terms or at all. Significant alteration to or termination of the Company’s current API supply chain or its failure to enter into new and similar agreements in a timely fashion, if needed, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

The Company currently has manufacturing agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing. Each of these companies has qualified its manufacturing processes and is capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to encapsulate API will remain qualified to manufacture the product to its specifications or that these and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other (expense) income, net, in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other (expense) income, net, in the consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar.

Debt Issuance Costs

Prior to January 2016, debt issuance costs were initially recorded as a deferred cost and amortized to interest expense using the effective interest method over the expected term of the related debt. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and as such began recording debt issuance costs related to a recognized debt liability in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest method over the expected term of the related debt. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.9 million of underwriters’ fees and offering costs related to the 2014 Notes and 2015 Notes from other long-term assets to exchangeable senior notes, net of discount, within the consolidated balance sheet as of December 31, 2015. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other (expense) income, net, in the consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of December 31, 2016 and 2015 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,238	$14,238	$—	$—

	December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,184	$14,184	$—	$—

Liabilities:
Long-term debt derivative liabilities	$8,170	$—	$—	$8,170

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt from royalty-bearing instrument	$85,155	$90,500	$91,512	$87,700
2012 Notes	15,107	15,174	15,107	13,637
2014 Notes	—	—	96,364	108,034
2015 Notes	—	—	27,134	28,448

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Long-Term Debt Redemption Features below). The estimated fair value of the 2012 Notes and 2014 Notes is calculated based on Level 1 quoted bond prices, while the estimated fair value of the 2015 Notes is calculated based on Level 2 quoted bond prices for the 2014 Notes. The carrying value of the 2012 Notes as of December 31, 2016 and 2015 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. The carrying value of the 2014 Notes as of December 31, 2015 includes a debt discount of $24.1 million, which prior to mandatory exchange was being amortized as non-cash interest expense over the expected term of the 2014 Notes, through January 2019. The carrying value of the 2015 Notes as of December 31, 2015 includes a debt discount of $4.2 million, which prior to mandatory exchange was being amortized as non-cash interest expense over the expected term of the 2015 Notes, through January 2019. The carrying values and related debt discounts of the 2014 Notes and 2015 Notes as of December 31, 2015 reflect the retroactive reclassification of debt issuance costs per adoption of ASU No. 2015-03 as described in Note 8—Debt. The change in the estimated fair values of these liabilities from December 31, 2015 to December 31, 2016 is largely related to changes in the quoted bond prices and derecognition of the mandatorily exchanged debt.

Derivative Liabilities

Warrant Derivative Liability

The Company’s warrant derivative liability (discussed in Note 7—Warrants and Warrant Derivative Liability) was carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. During the year ended December 31, 2015 of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised while the remaining 6,242,803 warrants expired and the related derivative liability was extinguished. As such, no warrants were outstanding as of December 31, 2016.

Long-Term Debt Redemption Features

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 8—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2016, the fair value of the derivative was determined to be nil based on current assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.4 and 5.0 years, (ii) coupon rates of between 8.1% and 11.1% and (iii) market yields of between 11.9% and 18.4%. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.0 and 7.3 years, (ii) coupon rates of between 6.6% and 12.5% and (iii) market yields of between 13.0% and 30.7%. As such, the Company recognized a $5.5 million gain on change in fair value of derivative liability for the year ended December 31, 2016.

The Company’s 2014 Notes and 2015 Notes each contained a redemption feature whereby, upon occurrence of a change in control, the Company would have been required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives were carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. As of December 31, 2016, derivatives related to the 2014 Notes and 2015 Notes were each derecognized, as the related debt hosts were exchanged into equity in September 2016. As of December 31, 2015, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.1 million and $0.6 million, respectively, and the debts were valued by using (i) the estimated remaining term of the notes, (ii) a bond yield of 25.6%, (iii) a risk-free interest rate of 2.9% and (iv) volatility of 89.0%. As such, the Company recognized a gain on change in fair value of derivative liability for the 2014 Notes and 2015 Notes of $2.1 million and $0.6 million, respectively, for the year ended December 31, 2016.

Preferred Stock Purchase Option Derivative Liability

Pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company in connection with the subscription agreement executed on March 5, 2015, the Company determined that such right represented a derivative liability (see Note 10—Equity). This preferred stock purchase option derivative liability was carried at fair value and classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. On March 30, 2015, this right was exercised and the liability was marked to fair value through such date. The liability was then reclassified to permanent equity on such date.

Any changes in the assumptions used to value the derivative liabilities, including the probability of a change in control, could result in a material change to the carrying value of such liabilities.

The change in the fair value of derivative liabilities for the years ended December 31, 2016 and 2015 is as follows:

In thousands	October 2009 Warrants	Long-Term Debt Derivative Liabilities	Preferred Stock Purchase Option	Total
Balance as of January 1, 2015	$119	$7,400	$—	$7,519
Record initial fair value of derivative liability	—	500	868	1,368
(Gain) loss on change in fair value of derivative liabilities	(110)	270	946	1,106
Compensation income for change in fair value of warrants issued to former employees	(9)	—	—	(9)
Transfer derivative liability to equity	—	—	(1,814)	(1,814)

Balance as of December 31, 2015	$—	$8,170	$—	$8,170
Gain on change in fair value of derivative liabilities	—	(8,170)	—	(8,170)

Balance as of December 31, 2016	$—	$—	$—	$—

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

In January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In accordance with ASU No. 2015-03, the Company applied the new guidance on a retrospective basis, wherein the consolidated balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. See Note 8—Debt.

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

Also in April 2016, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the provision for income taxes for the year ended December 31, 2016 includes $0.4 million of excess tax deficiencies arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. The Company adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.7 million of excess tax benefit and $2.3 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the consolidated statement of cash flows as of December 31, 2015 and 2014, respectively, to conform to the current year presentation. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows since such payments have historically been presented as a financing activity.

In December 2016, the Company adopted ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effect of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated and (vi) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company believes that its cash and cash equivalents will be sufficient to fund its projected operations through the results of the REDUCE-IT study, which it anticipates will be available mid-2018.

The Company also considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2016:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted for reporting periods and interim periods therein, beginning after December 15, 2016. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method.

The Company has substantially completed an initial impact assessment of the potential changes from adopting ASU No. 2014-09. The impact assessment consisted of a review of a representative sample of contracts, discussions with key stakeholders, and a cataloging of potential impacts on its financial statements, accounting policies, financial control, and operations. The Company anticipates that the adoption of ASU No. 2014-09 will not have a material impact on product revenue from distributors and may have an impact on contract revenues generated by its license agreements:

(i)	Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition. Whereas revenue from these arrangements was previously recognized over a period of time pursuant to the multiple element arrangement guidance, revenue from these arrangements may now be recognized at point in time under the new guidance.

(ii)	Assessments of milestone payments, which are linked to events that are in the Company’s control, will result in variable consideration that may be recognized at an earlier point in time under the new guidance, when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected.

The Company has not yet completed its final review of the impact of this guidance; however, the Company anticipates applying the modified retrospective method when implementing this guidance. The Company plans to adopt the new standard effective January 1, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Specifically, it addresses the following eight issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the accounting, transition and disclosure requirements of the standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)    Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 13.6 years. The carrying value as of December 31, 2016 is as follows:

In thousands	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Technology rights	$11,624	$(2,852)	$8,772	13.6

Amortization expense for each of the years ended December 31, 2016 and 2015 was $0.6 million and is included in research and development expense. Estimated future amortization expense, based upon the Company’s intangible assets as of December 31, 2016 is as follows:

In thousands Year Ending December 31,	Amount
2017	$646
2018	646
2019	646
2020	646
2021	646
Thereafter	5,542

Total	$8,772

(4)    Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of December 31, 2016 and 2015 consist of the following:

In thousands	December 31, 2016	December 31, 2015
Raw materials	$4,430	$9,096
Work in process	10,716	1,640
Finished goods	5,361	8,249

Total inventory	$20,507	$18,985

(5)    Property, Plant and Equipment

Property, plant and equipment as of December 31, 2016 and 2015 consist of the following:

In thousands	December 31, 2016	December 31, 2015
Leasehold improvements	$157	$135
Computer equipment	63	63
Furniture and fixtures	42	240
Software	559	559

	821	997
Accumulated depreciation and amortization	(755)	(754)
Construction in progress	12	—

Total property, plant and equipment	$78	$243

Depreciation expense for each of the years ended December 31, 2016, 2015, and 2014 was $0.1 million, $0.2 million and $0.2 million, respectively.

(6)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2016 and 2015:

In thousands	2016	2015
Payroll and payroll-related expenses	$6,611	$5,241
Research and development expenses	293	828
Sales and marketing accruals	2,821	3,141
Accrued revenue allowances	22,195	10,732
All other	5,800	4,284

Total accrued expenses and other current liabilities	$37,720	$24,226

(7)    Warrants and Warrant Derivative Liability

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

The fair value of this warrant derivative liability was remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Upon exercise, the fair value of the warrants exercised was remeasured and reclassified from warrant derivative liability to additional paid-in-capital. Although the warrants contained a pricing variability feature, the number of warrants issuable remained fixed. Therefore, the maximum number of common shares issuable as a result of the October 2009 private placement was 36.1 million.

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, and the remaining 6,242,803 warrants expired and the related derivative liability was extinguished. As such, no warrants were outstanding as of December 31, 2016.

(8)    Debt

Long-Term Debt from Royalty-Bearing Instrument—December 2012 Financing

On December 6, 2012, the Company entered into an agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100.0 million received at the closing of the agreement which occurred in December 2012. Under these terms, the Company continues to own all Vascepa intellectual property rights, however, such rights, as described below, could be used by BioPharma as collateral for repayment of the remaining unpaid balance under this agreement if the Company defaults on making required payments. In the agreement, the Company agreed to repay BioPharma up to $150.0 million with such repayment based on a portion of revenues and receivables generated from Vascepa.

As of December 31, 2016, the remaining amount to be repaid to BioPharma is $125.6 million. During the year ended December 31, 2016, the Company made repayments under the agreement of $11.7 million to BioPharma and an additional $3.8 million is scheduled to be paid in February 2017 for the fourth quarter of 2016. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid.

The final maximum contractual quarterly amount which could be due for payment, except upon a change of control and subject to the threshold limitation, is $13.0 million scheduled for payment in May 2017. All such payments reduce the remainder of the $150.0 million in aggregate payments to BioPharma. These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150.0 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150.0 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized a $5.5 million gain on change in fair value of derivative liability during the year ended December 31, 2016, as compared to a $0.7 million loss on change in fair value of derivative liability during the year ended December 31, 2015

As of December 31, 2016 and 2015, the carrying value of the BioPharma debt, net of the unamortized debt discount and issuance costs, was $93.6 million and $91.5 million, respectively. During the year ended

December 31, 2016, the Company recorded cash and non-cash interest expense of $6.7 million and $2.1 million, respectively, in connection with the BioPharma debt. During the year ended December 31, 2015, the Company recorded $6.6 million and $1.9 million of cash and non-cash interest expense, respectively, in connection with BioPharma debt. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012 Exchangeable Senior Notes

In January 2012, the Company issued $150.0 million in principal amount of 3.5% Exchangeable Senior Notes due 2032 (the “2012 Notes”), a portion of which was subsequently exchanged and a portion of which was extinguished (see discussion of May 2014 and November 2015 Exchangeable Senior Notes below), such that $15.1 million in principal amount remains outstanding as of December 31, 2016. In January 2017, holders of the 2012 Notes exercised their option to put the 2012 Notes to the Company. As a result, the Company repurchased approximately $15.0 million in aggregate principal amount of 2012 Notes, such that $0.1 million in principal amount of 2012 Notes currently remains outstanding. Also in January 2017, in contemplation of this surrender of 2012 Notes for repurchase, the Company and its wholly owned subsidiary, Corsicanto II Designated Activity Company (“Corsicanto II”) entered into separate, privately negotiated purchase agreements with certain investors pursuant to which Corsicanto II issued and sold $30.0 million in aggregate principal amount of 3.5% Exchangeable Senior Notes due 2047 (the “2017 Notes”). The Company has initiated the process to redeem the remaining $0.1 million of 2012 Notes, which is expected to be completed in the first quarter of 2017. See Note 18—Subsequent Events for further discussion of the issuance of the 2017 Notes.

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

The 2012 Notes have a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year beginning on July 15, 2012, and ending upon the 2012 Notes’ maturity on January 15, 2032. The 2012 Notes are subject to repurchase in cash by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2012 Notes are exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election, with an initial exchange rate of 113.4752 ADSs per $1,000 principal amount of 2012 Notes (equivalent to an initial exchange price of approximately $8.8125 per ADS), subject to adjustment in certain circumstances, including adjustment if the Company pays cash dividends. If the Company elected physical settlement, the net remaining outstanding portion of the 2012 Notes would be exchangeable into

1,714,270 ADSs. Based on the closing price of the Company’s stock as of December 31, 2016, the principal amount of the 2012 Notes would exceed the value of the shares if converted on that date by $9.8 million.

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

The 2012 Notes are exchangeable under certain circumstances. At the time of issuance, the Company calculated the fair value of the liability component of the outstanding 2012 Notes to be $126.2 million, and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The discount created from allocating proceeds to the conversion option was amortized to interest expense using the effective interest method over the 2012 Notes’ estimated remaining life, which was calculated to be a period of twenty-four months. As of both December 31, 2016 and 2015, the discount created from the allocation of the proceeds to the conversion option was fully amortized and the carrying amount of the conversion option was $11.5 million. The conversion option will not be subsequently remeasured as long as it continues to meet the criteria for equity classification.

The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. A portion of the debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component was amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. As of both December 31, 2016 and 2015, the debt discount was fully amortized and the carrying value of the 2012 Notes was $15.1 million after an exchange and repayment of a portion of the 2012 Notes (see below for further discussion of the May 2014 Notes and November 2015 Notes). The outstanding 2012 Notes may be put to the Company (at the holders’ option, upon fundamental change or an event of default), or converted by holders and the holders have the option to put the 2012 Notes back to the Company on each of January 19, 2017, 2022 and 2027 for cash equal to 100% of the principal amount plus accrued and unpaid interest. As a result, the carrying value of the 2012 Notes of $15.1 million is classified as a current liability as of December 31, 2016. During the years ended December 31, 2016 and 2015, the Company recognized contractual coupon interest expense of $0.5 million and $1.0 million, respectively, related to the 2012 Notes. The Company made the contractual interest payments due on the 2012 Notes during the years ended December 31, 2016 and 2015 of $0.5 million and $1.3 million, respectively, and had accrued interest of $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively, which is included in current portion of exchangeable senior notes, net of discount.

May 2014 Exchangeable Senior Notes

In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032 (the “2014 Notes”), following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged (the 2012 Notes and 2014 Notes are referred to collectively as the “Notes”). In September 2016, Corsicanto mandatorily exchanged $118.7 million of aggregate principal amount of the 2014 Notes for equity upon satisfaction of specified equity conditions as described below, such that no 2014 Notes remained outstanding as of December 31, 2016.

The 2014 Notes indenture contained a provision that allowed the Company to elect at its option to cause all or any portion of the 2014 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2032 if the Daily VWAP (as defined in the 2014 Notes indenture) equaled or exceeded 110% of the Exchange Price then in effect for at least 20 VWAP Trading Days (as defined in the 2014 Notes indenture) in any 30 VWAP Trading Day period and upon satisfaction of other specified equity conditions, including that the ADSs issuable upon exchange of the 2014 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. In August 2016, Corsicanto gave notice to the holders of the 2014 Notes that the above described conditions had been satisfied and exercised its option to mandatorily exchange $118.7 million of aggregate principal amount of the 2014 Notes for equity with settlement in September 2016, such that all of the outstanding 2014 Notes were retired. In the event of physical settlement, the 2014 Notes were initially exchangeable into 45,666,925 ADSs. The initial exchange rate was 384.6154 ADSs per $1,000 principal amount of the 2014 Notes (equivalent to an initial exchange price of approximately $2.60 per ADS, or the Exchange Price), subject to adjustment in certain circumstances, including, but not limited to, the payment of cash dividends or the Company’s exercise of its optional exchange rights. Consistent with the 2014 Notes indenture, the final as-adjusted exchange rate was 402.0746 ADSs per $1,000 of principal amount, resulting in 47,739,925 ADSs being issued in exchange for the 2014 Notes. Refer to the end of this Note for discussion of the accounting treatment for this transaction.

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

As a result of the note exchange in 2014 (as described above), the Company assessed both quantitative and qualitative aspects of the features of the 2014 Notes as compared to the 2012 Notes. Such assessment resulted in the conclusion that the features of the 2014 Notes represented a substantive modification from the 2012 Notes as the terms of the exchange resulted in a substantive modification to the embedded conversion feature within the 2012 Notes, and as such should be accounted for as an extinguishment of debt. In accordance with ASC 470-20, the Company extinguished the 2012 Notes by recording a gain on extinguishment of the liability component of $38.0 million and repurchase of the conversion option in equity through a reduction to additional paid-in capital of $10.1 million. The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized $2.5 million in underwriter’s fees and offering costs and initially classified those costs as deferred assets. Effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. As the standard is required to be adopted on a retrospective basis, the Company reclassified $1.8 million of underwriters’ fees and offering costs related to the 2014 Notes from other long-term assets to exchangeable senior notes, net of discount, within the consolidated balance sheet as of December 31, 2015.

The Company further allocated $3.5 million of the $90.8 million fair value of the 2014 Notes to the derivative liability related to the fundamental change redemption feature (as described above). The fair value of this derivative liability was remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations As a result of the mandatory exchange of the debt host, the Company derecognized the related derivative liability and recognized a $2.1 million gain on change in fair value of derivative liability in the year ended December 31, 2016, as compared to a $0.5 million gain on change in fair value of derivative liability recognized in the year ended December 31, 2015.

Because the conversion option in the 2014 Notes received an exception from derivative accounting and only required gross physical settlement in shares, the embedded option did not require separate accounting and was therefore accounted for as part of the debt host at amortized cost. The debt discount was amortized as interest expense over the estimated life of the 2014 Notes and was recognized in the consolidated statement of operations as interest expense. As of December 31, 2016 and 2015, the carrying value of the 2014 Notes, net of the unamortized debt discount and issuance costs, was nil and $94.6 million, respectively. During the year ended December 31, 2016, the Company recognized aggregate interest expense of $7.7 million related to the 2014 Notes, of which $4.8 million represents non-cash interest and $2.9 million represents contractual coupon interest. During the year ended December 31, 2015, the Company recognized aggregate interest expense of $10.4 million related to the 2014 Notes, of which $6.2 million represents non-cash interest and $4.2 million represents contractual coupon interest. The Company made the contractual interest payments due on the 2014 Notes during the years ended December 31, 2016 and 2015 of $4.2 million in each period, and had accrued interest of nil and $1.9 million as of December 31, 2016 and 2015, respectively, which is included in current portion of exchangeable senior notes, net of discount.

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

The 2015 Notes were recorded at fair value of $27.5 million representing a $3.8 million discount to par. In addition, the Company recognized $0.1 million in offering costs and initially classified those costs as deferred assets. As described for the 2014 Notes above, effective January 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. As the standard is required to be adopted on a retrospective basis, the Company reclassified $0.1 million of underwriters’ fees and offering costs related to the 2015 Notes from other long-term assets to exchangeable senior notes, net of discount, within the consolidated balance sheet as of December 31, 2015.

The Company further allocated $0.5 million of the $27.5 million fair value of the 2015 Notes to the derivative liability related to the fundamental change redemption feature (as described under the 2014 Notes above). The fair value of this derivative liability was remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As a result of the mandatory exchange of the debt host, the Company derecognized the related derivative liability and recognized a $0.6 million gain on change in fair value of derivative liability in the year ended December 31, 2016, as compared to a $0.1 million loss on change in fair value of derivative liability recognized in the year ended December 31, 2015.

Because the conversion option in the 2015 Notes received an exception from derivative accounting and only required gross physical settlement in shares, the embedded option did not require separate accounting and was therefore accounted for as part of the debt host at amortized cost. The debt discount was amortized as interest expense over the estimated life of the 2015 Notes and recognized in the consolidated statement of operations as interest expense. As of December 31, 2016 and 2015, the carrying value of the 2015 Notes, net of the unamortized debt discount and issuance costs, was nil and $27.0 million, respectively. During the year ended December 31, 2016, the Company recognized aggregate interest expense of $1.7 million related to the 2015 Notes, of which $0.9 million represents non-cash interest and $0.8 million represents contractual coupon interest. During the year ended December 31, 2015, the Company recognized aggregate interest expense of $0.2 million related to the 2015 Notes, of which $0.1 million represents non-cash interest and $0.1 million represents contractual coupon interest. The Company made the contractual interest payments due on the 2015 Notes during the year ended December 31, 2016 of $0.7 million, and had accrued interest of nil and $0.1 million as of December 31, 2016 and 2015, respectively, which is included in current portion of exchangeable senior notes, net of discount

Concurrent with the issuance of the 2015 Notes, Corsicanto Limited and the Company entered into separate, privately negotiated purchase agreements with certain holders of the 2012 Notes pursuant to which the Company purchased (the “2012 Notes Purchase”) approximately $16.2 million in aggregate principal amount of the 2012 Notes for $15.9 million, which included accrued but unpaid interest on such 2012 Notes. The 2012 Notes Purchase was funded by the issuance of the 2015 Notes. Following the closing of the 2012 Notes Purchase, Corsicanto had approximately $15.1 million in aggregate principal amount of 2012 Notes outstanding. The 2012 Notes Purchase was accounted for as an extinguishment of debt and the Company recorded a gain of $1.3 million upon extinguishment during the fourth quarter of 2015, which represents the reacquisition of the conversion option at fair value and a negotiated discount on the purchase of the notes partially offset by legal and transaction advisory costs incurred.

As described in the May 2014 Exchangeable Senior Notes and November 2015 Exchangeable Senior Notes sections above, the Company mandatorily exchanged, in total, $150.0 million in aggregate principal amount ($127.3 million in carrying value, net of unamortized debt discount and issuance costs) of outstanding 2014 Notes and 2015 Notes resulting in the issuance of 60,311,188 ADSs and recognition of $40.1 million in common stock and $87.4 million in additional paid-in capital during the year ended December 31, 2016. Included within this $87.4 million is $0.8 million of accrued but unpaid interest as of the exchange date deemed satisfied and discharged in full upon delivery of the ADSs consistent with the terms of the notes and ASC 470-20, less $0.7 million of transaction costs.

(9)    Commitments and Contingencies

Litigation

In September and October 2016, the Company received paragraph IV certification notices from four companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. The Company filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties (collectively, “Roxane”) in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited (collectively, “Teva”) in the U.S. District Court for the District of Nevada. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, Amarin is seeking, among other remedies, an order enjoining each defendant from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings, and are in their early stages. As a result of the statutory stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to Roxane, DRL, or Teva’s respective ANDA before January 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid.

The fourth ANDA applicant referenced above is Apotex Inc. (“Apotex”), which sent Amarin a paragraph IV certification notice in September 2016. The notice reflected that Apotex made a paragraph IV notice as to some, but not all, of the patents listed in the Orange Book for Vascepa. Because Apotex did not make a paragraph IV certification as to all listed patents, Apotex cannot market a generic version of Vascepa before the last to expire of the patents for which Apotex did not make a paragraph IV certification, which is in 2030. At a later date, Apotex may elect to amend its ANDA in order to make a paragraph IV certification as to additional listed patents. If and when Apotex does make such an amendment, it would be required to send Amarin an additional paragraph IV certification notice, and Amarin would then have the ability to file a lawsuit against Apotex pursuant to the Hatch-Waxman Act.

The Company intends to vigorously enforce its intellectual property rights relating to Vascepa, but cannot predict the outcome of the Roxane, DRL or Teva lawsuits or any subsequently filed lawsuits.

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

On May 24, 2016, plaintiffs notified the court that they would not file another amended complaint and, on May 26, 2016, filed a notice of appeal of the most recent dismissal to the Third Circuit Court of Appeals. Plaintiffs filed their appellate brief on September 21, 2016, the Company filed an opposition brief on November 29, 2016, and plaintiffs filed their reply on December 29, 2016. No hearing date has been set. The Company plans a vigorous defense to this appeal. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters.

Leases

The Company leases office space under operating leases. Future minimum lease payments under these leases, net of sublease rental income, as of December 31, 2016 are as follows:

In thousands Year Ending December 31,	Operating
2017	$528
2018	126
2019-2021	—

Total	$654

On September 30, 2011, the Company entered into an agreement for 320 square feet of office space at 2 Pembroke House, Upper Pembroke Street 28-32 in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The agreement began November 1, 2011 and terminates on October 31, 2017 and can be extended automatically for successive one year periods. Monthly rent is approximately €2,900 (approximately $3,100 at the time of filing). The agreement can be terminated by either party with three months prior written notice.

On July 1, 2011, the Company leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on March 31, 2018, and may also be terminated with six months prior notice. On December 6, 2011 the Company leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, the Company leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, the Company entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, the Company executed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. Additionally, in June 2015, the Company executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015. On December 15, 2016, the Company leased an additional 732 square feet of space in the same location, effective January 1, 2017.

Total rent expense during the years ended 2016, 2015 and 2014 was approximately $0.6 million, $0.8 million, and $1.0 million, respectively.

Milestone and Supply Purchase Obligations

The Company entered into long-term supply agreements with multiple FDA-approved API suppliers and encapsulators. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls, as detailed below.

The Company entered into its initial Vascepa API supply agreement with Nisshin Pharma, Inc (“Nisshin”) in 2010. In 2011, the Company entered into agreements with two additional suppliers, Chemport, Inc (“Chemport”)

and BASF (formerly Equateq Limited), for the supply of API. In 2012, the Company agreed to terms with a fourth API supplier, a consortium of companies led by Slanmhor Pharmaceutical, Inc. (“Slanmhor”). The API supply agreement with BASF terminated in February 2014. In July 2014, the Company terminated the supply agreement with Slanmhor and subsequently, in June 2015, entered into a new supply agreement with Finorga SAS (“Novasep”). These agreements included requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers as described below.

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of December 31, 2016, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

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

Pursuant to the supply agreements, there is a total of $44.6 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.3 million as of December 31, 2016). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.2 million as of December 31, 2016) for each of the two potential market approvals (i.e., £10 million maximum, or approximately $12.3 million as of December 31, 2016).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of December 31, 2016.

(10)    Equity

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the year ended December 31, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of December 31, 2016, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

The restricted American Depositary Shares and Series A Preference Shares were sold in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”) The Company filed a registration statement with the SEC covering the resale of the restricted American Depositary Shares and the ADSs representing ordinary shares created by the consolidation and redesignation of the Series A Preference Shares (the “Registrable Securities”) on April 9, 2015, which was declared effective by the SEC on May 1, 2015. In addition, the Company agreed to use its commercially reasonable best efforts to keep the registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective, and to keep the Registration Statement free of any material misstatements or omissions, until the earlier of (a) March 11, 2017 or (b) the date on which all Registrable Securities held by Purchasers may be sold or transferred in compliance with Rule 144 under the Securities Act, without any volume or manner of sale restrictions.

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

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement (the “Second Private Placement”). In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the Second Private Placement was conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Such approval was received at the Company’s Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of the Second Private Placement occurred on July 10, 2015. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. At the time of the transaction, Dr. James Healy was a member of the Company’s Board and a managing general partner of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova. Dr. Healy resigned as Director of the Company’s Board effective December 20, 2016.

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

The existence of this preferred stock purchase option was determined to be a derivative liability effective March 5, 2015, the date on which the private placement was initially subscribed. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception and was charged to accumulated deficit as a deemed non-cash dividend to Sofinnova. The liability was then marked to fair value as of March 30, 2015, the date on which the Company executed a subscription agreement with Sofinnova, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives. The liability of $1.8 million was reclassified to permanent equity (additional paid-in capital) on such date. Subsequent to approval of the Second Private Placement at the Company’s Annual General Meeting of Shareholders in July 2015, the Company recorded the remaining value of the BCF related to this share issuance as a non-cash dividend to preferred shareholders through accumulated deficit. The value of the BCF was determined on the same basis as the first private placement and amounted to $3.4 million less $1.8 million previously recorded for the preferred stock purchase option for a net non-cash charge of $1.6 million in the year ended December 31, 2015.

Common Stock

In September 2016, the Company mandatorily exchanged $118.7 million and $31.3 million of aggregate principal amount of the 2014 Notes and 2015 Notes, respectively, resulting in the issuance of 47,739,925 ADSs and 12,571,263 ADSs, respectively, with each ADS representing one ordinary share of the Company (see Note 8—Debt).

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

Incentive Equity Awards

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company early adopted this standard during the quarter ended June 30, 2016, without electing to change its existing accounting policy of accounting for forfeitures based on expected vesting. The new standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement, and also that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Further, the new standard amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. Refer to Note 2—Significant Accounting Policies above for additional discussion on the Company’s adoption of the new standard.

In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The guidance became effective for all entities during the first quarter of fiscal 2016. The Company previously accounted for awards in a manner consistent with the new guidance and as such, adoption of the guidance did not have any impact on the Company’s consolidated financial statements.

As of December 31, 2016, there were an aggregate of 21,188,014 stock options and 10,143,176 restricted stock units (“RSUs”) outstanding, representing approximately 6% and 3%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the years ended December 31, 2016 and 2015, the Company issued 177,146 and 18,020 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.3 million during the year ended December 31, 2016 and $31 thousand during the year ended December 31, 2015.

On July 11, 2016, the Company granted a total of 148,403 RSUs and 208,340 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares.

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period.

On July 6, 2015, the Company granted a total of 1,455,000 RSUs and 5,470,000 stock options to employees under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs granted vest over a four-year period. Of the total stock options granted, 3,670,000 stock options vest over a four-year period while the remaining 1,800,000 stock options vest upon the achievement of certain performance conditions. During the year ended December 31, 2016, the Company issued 363,750 common shares related to the vesting of these RSUs, of which 173,563 shares were retained as treasury shares as settlement of employee tax obligations.

Also on July 6, 2015, the Company granted a total of 413,500 RSUs and 288,657 stock options to members of the Company’s Board of Directors under the 2011 Plan. Of the total awards granted, 283,500 RSUs and 121,506 stock options vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year, while the remaining 130,000 RSUs and 167,151 stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock, which is required to be made in shares.

On January 29, 2015, the Company granted a total of 2,564,251 RSUs and 1,622,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest over a four year period. Also on January 29, 2015, the Company granted 5,455,500 RSUs to employees under the 2011 Plan that vest upon the achievement of certain performance conditions. The issuance of these performance RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on July 6, 2015. During the year ended December 31, 2016, the Company issued 818,352 common shares related to the vesting of these RSUs, of which 270,329 shares were retained as treasury shares as settlement of employee tax obligations.

See Note 12—Stock Incentive Plans and Stock Based Compensation for further information regarding the Company’s incentive equity awards.

Warrants

During the year ended December 31, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively. There was no warrant activity during the year ended December 31, 2016 and no warrants remained outstanding as of December 31, 2016.

(11)    Income Taxes

Interest and penalties related to any uncertain tax positions have historically been insignificant. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.5 million as of December 31, 2016 and $1.4 million as of December 31, 2015.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

In thousands	2016	2015	2014
Beginning uncertain tax benefits	$1,550	$2,487	$1,674
Prior year—increases	—	120	—
Prior year—decreases	—	(762)	—
Current year—increases	83	144	1,067
Current year—decreases for lapses in statutes of limitations	—	(439)	(254)

Ending uncertain tax benefits	$1,633	$1,550	$2,487

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2016:

Jurisdiction	Tax Years
United States—Federal	2013-2016
United States—State	2012-2016
Ireland	2012-2016
United Kingdom	2015-2016

The Company expects gross liabilities of $59,000 to expire in 2017 based on statutory lapses.

The components of loss from operations before taxes were as follows for the years ended December 31, 2016, 2015 and 2014:

In thousands	2016	2015	2014
United States	$(8,115)	$(10,137)	$(7,331)
Ireland and United Kingdom	(68,266)	(108,153)	(51,870)

	$(76,381)	$(118,290)	$(59,201)

The (provision for) benefit from income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2016, 2015 and 2014:

In thousands	2016	2015	2014
Current:
Federal-U.S.	$1,033	$1,053	$660
State-U.S.	138	113	117

Total current	$1,171	$1,166	$777

Deferred:
Federal-U.S.	(4,001)	(3,343)	(3,689)
State-U.S.	(334)	(605)	(226)
Ireland and United Kingdom	(143)	(9,023)	3,335
Change in valuation allowance	13,276	8,719	(3,034)

Total deferred	$8,798	$(4,252)	$(3,614)

Provision for (benefit from) income taxes	$9,969	$(3,086)	$(2,837)

The (provision for) benefit from income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2016, 2015 and 2014:

In thousands	2016	2015	2014
Benefits from taxes at statutory rate	$(19,039)	$(29,572)	$(14,786)
Rate differential	4,667	8,572	9,493
Change in valuation reserves	13,276	8,719	(3,034)
Derivative liabilities	(668)	187	(2,706)
Gain on extinguishment of debt	—	(328)	(9,509)
Research and development credits	(1,689)	(1,284)	(1,455)
Tax return to provision adjustments	4,524	2,248	10,026
Cumulative translation adjustment	7,385	7,811	8,061
Permanent and other	(409)	(1,033)	1,073
Non-deductible interest expense	1,922	1,594	—

Provision for (benefit from) income taxes	$9,969	$(3,086)	$(2,837)

During 2016, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts reported on its filed 2015 foreign tax returns, primarily for the impact of U.S. GAAP to local statutory adjustments. The majority of these adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets. The Company is subject to corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2016, 2015, and 2014, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of $0.9 million of the net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provision for income taxes for the year ended December 31, 2016 includes $0.4 million of excess tax deficiencies arising from share-based payments during the period of adoption. Additionally, the new standard requires that historical excess tax benefits were not previously recognized because the related tax deduction had not reduced current taxes should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2016 and 2015 is as follows:

In thousands	2016	2015
Deferred tax assets:
Net operating losses	$88,345	$88,996
Stock based compensation	23,731	17,975
Depreciation	—	74
Tax credits	6,893	6,030
Other reserves and accrued liabilities	2,437	2,796

Gross deferred tax assets	121,406	115,871
Less: valuation allowance	(109,274)	(95,999)

Total deferred tax assets	12,132	19,872
Deferred tax liabilities:
Depreciation	(1,050)	—

Total deferred tax liabilities	(1,050)	—

Net deferred tax assets	$11,082	$19,872

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, UK, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2016 and 2015:

In thousands	2016	2015
Beginning valuation allowance	$95,999	$85,965
Increase as reflected in income tax expense	17,951	16,291
Increase as reflected in retained earnings	—	1,315
Cumulative translation adjustment	(4,676)	(7,572)

Ending valuation allowance	$109,274	$95,999

The Company has combined Irish, UK, and Israeli net operating loss carryforwards of $573.8 million, which do not expire. The total net operating loss carryforwards increased by approximately $8.1 million from the prior year primarily as a result of current year losses generated by the Company’s Irish subsidiaries, partially offset by the impact of foreign exchange rate changes and adjustments to reconcile the financial statement accounts to the amounts reported on the filed 2015 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $6.7 million and state tax credit carryforwards of $1.6 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire starting between 2024 and 2036 may be used to offset future taxable income, if any.

As of December 31, 2016, earnings of $25.1 million have been retained indefinitely for reinvestment by foreign subsidiary or there is an expectation that any reinvestment can be recovered tax-free without significant cost, and the entity expects to ultimately use that means of recovery for domestic subsidiary companies; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company’s and its subsidiaries’ income tax returns are periodically examined by various taxing authorities. The Company is currently under audit by the United States Internal Revenue Service (IRS) for the years 2013 to 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Under the terms of the 2011 Plan, and grants made pursuant to employment agreements, options typically vest over a four-year period, expire after a ten-year term and are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2016:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	17,818	$3.76
Granted	4,400	1.62
Forfeited	(688)	1.92
Expired	(165)	7.24
Exercised	(177)	1.62

Outstanding as of December 31, 2016	21,188	3.37	7.3 years	$17,018

Exercisable as of December 31, 2016	12,217	4.38	6.3 years	$7,159

Vested and expected to vest as of December 31, 2016	20,513	3.41	7.3 years	$16,396

Available for future grant as of December 31, 2016	4,304

The weighted average grant date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $1.62, $2.16, and $1.58, respectively. The total grant date fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $6.5 million, $9.1 million, and $8.1 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company received proceeds from the exercise of options of $0.3 million, $31 thousand, and $0.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $6 thousand, and $0.2 million, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2016, there was $11.8 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight line basis.

The fair value of stock options on the date of grant was estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of the Company’s common stock over the expected life of the option. The expected life was determined using the short-cut method based on the term and vesting period. The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. No dividend yield has been assumed as the Company does not currently pay dividends on its common stock and does not anticipate doing so in the foreseeable future. Estimated forfeitures are based on the Company’s historical forfeiture activity.

Employee stock options generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The vesting of certain stock options is contingent upon the attainment of performance criteria. The probability that such criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. The Company recorded compensation expense in relation to stock options of $6.6 million, $7.9 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For 2016, 2015 and 2014, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2016	2015	2014
Risk free interest rate	1.07% - 1.70%	1.37% - 1.68%	1.37% - 1.68%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	83% - 86%	86% - 97%	97% - 109%

Restricted Stock Units

The 2011 Plan also allows for granting of restricted stock unit awards under the terms of the Plan. The restricted stock units vest based upon a time-based service condition, a performance condition, or both. The probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. Restricted stock units are recorded as compensation expense based on fair value, representing the market value of the Company’s common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis through the statement of operations over the service period until the shares have vested. The following table presents the restricted stock unit activity for the years ended December 31, 2016 and 2015:

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	2,256	$2.03
Granted	9,888	2.12
Vested	(821)	2.14
Forfeited	(436)	1.45

Outstanding as of December 31, 2015	10,887	2.12
Granted	1,756	1.47
Vested	(1,853)	1.62
Forfeited	(647)	1.74

Outstanding as of December 31, 2016	10,143	2.09

The Company recorded compensation expense in relation to restricted stock units of $7.0 million, $6.0 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014 respectively.

The following table presents the stock-based compensation expense related to stock based awards for the years ended December 31, 2016, 2015 and 2014:

In thousands	2016	2015	2014
Research and development	$2,252	$3,280	$2,701
Selling, general and administrative	11,361	10,609	6,321

Stock-based compensation expense	$13,613	$13,889	$9,022

(13)    Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The Company recognized $0.5 million of related compensation expense for the year ended December 31, 2016. The Company did not make any contributions in 2015 or 2014.

(14)    Related Party Transactions

October 2009 Private Placement

Several of Amarin’s current and former directors and funds connected with them purchased approximately 36.0 million of its ADSs (in the form of common stock) in the October 2009 private placement, including: (i) 17 million ADSs purchased by funds managed by Abingworth LLP, where Dr. Joseph Anderson, a former Director of Amarin, is a partner; (ii) 7 million ADSs purchased by Orbimed Advisors LLC, where Dr. Carl L. Gordon, a former Director of Amarin, is a General Partner; (iii) 7 million ADSs purchased by Sofinnova Venture Partners VII, L.P. (Sofinnova), where Dr. James I. Healy, a former Director of Amarin, is a Managing General Partner; and (iv) 5 million ADSs purchased by Fountain Healthcare Partners Fund 1, L.P. Fountain Healthcare Partners Ltd. is the sole General Partner of Fountain Healthcare Partners Fund 1, L.P. Dr. Manus Rogan is a Managing Partner of Fountain Healthcare Partners Ltd. and until December 2011 was a non-executive director of Amarin. In addition, for every ADS purchased, the investor received warrants to purchase 0.5 (one half) of an ADS. No warrants remained outstanding as of December 31, 2016. Therefore, the fair value of the warrants held by the current and former directors of the Company and their related investment funds amounted to zero.

March 2015 Private Placement

On March 30, 2015, in connection with the closing of the initial private placement described in Note 10—Equity, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. The shares are owned directly by Sofinnova. At the time of the transaction, Dr. James Healy was a member of the Company’s Board and a managing general partner of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova. Healy may be deemed to have shared voting and dispositive power over the shares owned by Sofinnova, but disclaims beneficial ownership over the shares owned by Sofinnova except to the extent of any pecuniary interest therein. Healy resigned as Director of the Company’s Board effective December 20, 2016.

(15)    Quarterly Summarized Financial Information (Unaudited)

	Fiscal years ended December 31, 2016 and 2015
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands, except per share amounts)
Total revenue, net	$25,543	$15,933	$33,111	$17,707	$32,734	$21,483	$38,696	$26,633
Net loss applicable to common shareholders	(29,771)	(31,994)	(13,354)	(62,853)	(15,772)	(32,321)	(27,453)	(21,891)
Loss per share:
Basic	$(0.16)	$(0.18)	$(0.07)	$(0.35)	$(0.08)	$(0.18)	$(0.10)	$(0.12)
Diluted	$(0.16)	$(0.18)	$(0.07)	$(0.35)	$(0.08)	$(0.18)	$(0.10)	$(0.12)

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, was nineteen percent (19%) in 2016, and is scheduled to increase to low twenty percent levels in 2017 and 2018, subject to certain adjustments. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for up to three years of co-promotion tail royalties equal to declining percentages of the co-promotion fee earned prior to agreement expiration.

As of both December 31, 2016 and 2015, the Company had a net payable of $2.5 million to Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

(17)    Development, Commercialization and Supply Agreements

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

The Company and Eddingpharm agreed to form a joint development committee to oversee regulatory and development activities for Vascepa in the China Territory in accordance with a negotiated development plan and to form a separate joint commercialization committee to oversee Vascepa commercialization activities in the China Territory. Development costs will be paid by Eddingpharm to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Eddingpharm. Eddingpharm will be responsible for preparing and filing regulatory applications in all countries of the China Territory at Eddingpharm’s cost with the Company’s assistance. The DCS Agreement also contains customary provisions regarding indemnification, supply, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

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

In addition to the non-refundable, up-front and regulatory milestone payments described above, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $153.0 million as well as tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $1.0 million to $15.0 million for a total of $33.0 million. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments. The Company recognizes contingent consideration from activities that is earned upon the achievement of a substantive milestone in the period in which the milestone is achieved.

On March 8, 2016, the Company entered into an agreement with Biologix FZCo (“Biologix”), a company incorporated under the laws of the United Arab Emirates, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, the Company granted to Biologix a non-exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, the Company received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. The Company is entitled to receive payments based on product sales at an agreed-upon transfer price, which represents a percentage of gross selling price, subject to a minimum floor price.

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments related to the Eddingpharm and Biologix agreements. Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which the Company is required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the years ended December 31, 2016 and 2015, the Company recognized $1.1 million and $0.8 million of up-front and milestone payments as licensing revenue in connection with the Eddingpharm DCS Agreement, respectively, and recorded $15.1 million as deferred revenue as of December 31, 2016.

(18)    Subsequent Events

The Company has evaluated subsequent events from December 31, 2016 through the date of the issuance of these consolidated financial statements.

On January 19, 2017, holders of the 2012 Notes exercised their option to put the 2012 Notes to the Company at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. As a result, the Company repurchased approximately $15.0 million in aggregate principal amount of 2012 Notes, such that $0.1 million in principal amount of 2012 Notes remains outstanding.

In contemplation of this surrender of 2012 Notes for repurchase, on January 20, 2017, the Company and its wholly owned subsidiary, Corsicanto II Designated Activity Company (“Corsicanto II”), entered into separate, privately negotiated purchase agreements with certain investors pursuant to which the Corsicanto II issued and sold $30.0 million in aggregate principal amount of 3.5% Exchangeable Senior Notes due 2047 (the “2017 Notes”), which are guaranteed by the Company, at an issue price of 100%. The transaction closed on January 25, 2017.

The 2017 Notes will be issued pursuant to an Indenture (the “Indenture”), to be entered into by the Company, Corsicanto II and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2017 Notes will be the senior unsecured obligations of Corsicanto II and will be guaranteed by the Company. The 2017 Notes will bear interest at a rate of 3.5% per annum from, and including, January 25, 2017, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2017. The 2017 Notes will mature on January 15, 2047, unless earlier repurchased, redeemed or exchanged.

At any time after the issuance of the 2017 Notes and prior to the close of business on the second business day immediately preceding January 15, 2047, holders may exchange their 2017 Notes for ADSs at their option and at the exchange rate described below. If prior to January 19, 2021, a make-whole fundamental change (as defined in the Indenture) occurs and a holder elects to exchange its 2017 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the exchange rate as described in the Indenture.

The exchange rate will initially be 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs based on the initial exchange rate.

Prior to January 19, 2021, Corsicanto II may not redeem the 2017 Notes at its option other than in connection with certain changes in the tax law of a relevant taxing jurisdiction that results in additional amounts (as defined in the Indenture) becoming due with respect to payments and/or deliveries on the 2017 Notes. On or after January 19, 2021, Corsicanto II may redeem for cash all or a portion of the 2017 Notes at a redemption price of 100% of the aggregate principal amount of the 2017 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. If a Fundamental Change (as defined in the Indenture) occurs, holders may require Corsicanto II to repurchase all or part of their 2017 Notes for cash at a Fundamental Change repurchase price equal to 100% of the aggregate principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the Fundamental Change repurchase date. In addition, holders of the 2017 Notes may require Corsicanto II to repurchase all or any portion of the 2017 Notes on January 19, 2022 for cash at a price equal to 100% of the aggregate principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

Corsicanto II may elect at its option to cause all or any portion of the 2017 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2047 if the Daily VWAP (as defined in the Indenture) equals or exceeds 130% of the Exchange Price then in effect for at least 20 VWAP Trading Days (as defined in the Indenture) in any 30 consecutive VWAP Trading Day period. Corsicanto II may only exercise its optional exchange rights upon satisfaction of specified equity conditions, including that the ADSs issuable upon exchange of the 2017 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. If Corsicanto II elects to exercise its optional exchange rights on or prior to January 19, 2021, each holder whose 2017 Notes are exchanged may upon exchange receive a specified number of additional ADSs as set forth in the Indenture.

The net proceeds from the offering were approximately $28.9 million after deducting placement agent fees and estimated offering expenses payable by the Company. A portion of the net proceeds from the offering replenished approximately $15.0 million of cash on hand that the Company used to purchase substantially all of the 2012 Notes. The Company anticipates that it will use the remainder of the net proceeds from the offering for general corporate and working capital purposes.

The Company has initiated the process to redeem the remaining $0.1 million of 2012 Notes, which is expected to be completed in the first quarter of 2017.