Form 10-Q
period 2017-03-31
AMARIN CORP PLC\UK
filed 2017-05-03
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

272,291,602 shares were outstanding as of May 1, 2017, including 269,557,267 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 2,734,335 Ordinary Shares. In addition, 32,818,464 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of May 1, 2017, for a total of 305,110,066 ordinary shares and ordinary share equivalents outstanding as of May 1, 2017.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$96,076	$98,251
Restricted cash	600	600
Accounts receivable, net	29,450	19,985
Inventory	23,879	20,507
Prepaid and other current assets	4,785	6,983
Total current assets	154,790	146,326
Property, plant and equipment, net	69	78
Deferred tax assets	11,082	11,082
Other long-term assets	652	741
Intangible asset, net	8,610	8,772
TOTAL ASSETS	$175,203	$166,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$15,117	$6,062
Accrued expenses and other current liabilities	44,434	37,720
Current portion of exchangeable senior notes, net of discount	192	15,351
Current portion of long-term debt from royalty-bearing instrument	17,004	15,944
Deferred revenue, current	1,197	1,172
Total current liabilities	77,944	76,249
Long-Term Liabilities:
Exchangeable senior notes, net of discount	28,831	—
Long-term debt from royalty-bearing instrument	82,405	85,155
Deferred revenue, long-term	13,625	13,943
Other long-term liabilities	1,167	710
Total liabilities	203,972	176,057
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of March 31, 2017 and December 31, 2016 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 272,261,602 issued, 270,695,420 outstanding as of March 31, 2017; 270,183,201 issued, 269,363,696 outstanding as of December 31, 2016	208,465	207,166
Additional paid-in capital	967,073	964,914
Treasury stock; 1,566,182 shares as of March 31, 2017; 819,505 shares as of December 31, 2016	(3,726)	(1,498)
Accumulated deficit	(1,224,945)	(1,204,004)
Total stockholders’ deficit	(28,769)	(9,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$175,203	$166,999

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
Product revenue, net	$34,344	$25,307
Licensing revenue	293	236
Total revenue, net	34,637	25,543
Less: Cost of goods sold	8,198	6,896
Gross margin	26,439	18,647
Operating expenses:
Selling, general and administrative	34,171	28,020
Research and development	10,823	13,730
Total operating expenses	44,994	41,750
Operating loss	(18,555)	(23,103)
Loss on change in fair value of derivative liabilities	—	(1,250)
Interest expense, net	(2,381)	(5,586)
Other expense, net	(5)	(121)
Loss from operations before taxes	(20,941)	(30,060)
Benefit from income taxes	—	289
Net loss	$(20,941)	$(29,771)
Loss per share:
Basic	$(0.08)	$(0.16)
Diluted	$(0.08)	$(0.16)
Weighted average shares:
Basic	270,163	184,052
Diluted	270,163	184,052

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2016	328,184,640	270,183,201	(819,505)	$24,364	$207,166	$964,914	$(1,498)	$(1,204,004)	$(9,058)
Exercise of stock options	—	172,027	—	—	107	189	—	—	296
Vesting of restricted stock units	—	1,906,374	(746,677)	—	1,192	(1,192)	(2,228)	—	(2,228)
Stock-based compensation	—	—	—	—	—	3,162	—	—	3,162
Loss for the period	—	—	—	—	—	—	—	(20,941)	(20,941)
March 31, 2017	328,184,640	272,261,602	(1,566,182)	$24,364	$208,465	$967,073	$(3,726)	$(1,224,945)	$(28,769)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,941)	$(29,771)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	21	44
Loss on sale of fixed assets	—	48
Stock-based compensation	3,351	3,597
Amortization of debt discount and debt issuance costs	563	2,473
Amortization of intangible asset	162	161
Loss on change in fair value of derivative liabilities	—	1,250
Deferred income taxes	—	(446)
Changes in assets and liabilities:
Accounts receivable, net	(9,465)	(1,193)
Inventory	(3,372)	(2,359)
Prepaid and other current assets	2,198	(2,953)
Other long-term assets	89	—
Accrued interest payable	(2,267)	(2,015)
Deferred revenue	(293)	1,763
Accounts payable and other current liabilities	15,580	4,531
Other long-term liabilities	457	(35)
Net cash used in operating activities	(13,917)	(24,905)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(12)	(21)
Net cash used in investing activities	(12)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	30,000	—
Payment of debt issuance costs	(1,207)	—
Proceeds from exercise of stock options, net of transaction costs	296	22
Repurchase of exchangeable senior notes	(15,107)	—
Taxes paid related to stock-based awards	(2,228)	(694)
Net cash provided by (used in) financing activities	11,754	(672)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,175)	(25,598)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,251	106,961
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,076	$81,363
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,111	$5,138
Income taxes	$64	$267

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the 2016 Form 10-K, filed with the SEC. The balance sheet amounts at December 31, 2016 in this report were derived from the Company’s audited 2016 consolidated financial statements included in the 2016 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2017 and 2016, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances have been reclassified to conform to current year presentation due primarily to the Company’s adoption of recent accounting pronouncements related to the cash flow presentation of excess tax benefits. These reclassifications do not have a material impact on the Company’s condensed consolidated financial statements.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2017, the Company had cash and cash equivalents of $96.1 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes are such that they may be redeemed by the Company for cash on or after January 19, 2021 and may be put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2017 Notes are exchangeable into ADSs at the option of holders at any time after issuance and prior to maturity and are exchangeable into ADSs at the option of the Company upon satisfaction of certain equity conditions. Accordingly, the long-term debt and exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company as of March 31, 2017. The terms of the Company’s January 2012 3.5% exchangeable senior notes due 2032, or the 2012 Notes, which were repaid in full during the first quarter of 2017, allowed for repurchase in cash by the Company at the option of the holders on January 19, 2017, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Accordingly, $15.1 million in principal amount of 2012 Notes represents a short-term claim on the liquid assets of the Company as of December 31, 2016.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2017 and 2016:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2016	$3,743	$20,915	$859	$1,681	$27,198
Provision related to current period sales	6,621	19,670	1,028	3,107	30,426
Provision related to prior period sales	(298)	(702)	—	(82)	(1,082)
Credits/payments made for current period sales	(2,357)	(727)	—	(1,332)	(4,416)
Credits/payments made for prior period sales	(3,107)	(15,376)	(9)	(1,770)	(20,262)
Balance at March 31, 2017	$4,602	$23,780	$1,878	$1,604	$31,864

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	4,218	11,455	107	2,529	18,309
Provision related to prior period sales	(274)	(435)	—	—	(709)
Credits/payments made for current period sales	(1,463)	(1,228)	—	(322)	(3,013)
Credits/payments made for prior period sales	(2,734)	(6,418)	(82)	(1,284)	(10,518)
Balance at March 31, 2016	$4,043	$13,255	$560	$2,007	$19,865

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

See Note 9—Development, Commercialization and Supply Agreements for further information regarding licensing revenue and milestones primarily related to the Company’s multiple-element arrangement with Eddingpharm (Asia) Macao Commercial Offshore Limited.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2017 and December 31, 2016:

In thousands	March 31, 2017	December 31, 2016
Gross trade accounts receivable	$34,468	$24,127
Trade allowances	(4,602)	(3,743)
Chargebacks	(404)	(387)
Allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$29,450	$19,985

Inventory

The Company states inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa active pharmaceutical ingredient, or API.

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

Intangible Asset, net

Intangible asset, net consists of a milestone payment paid to the former shareholders of Laxdale Limited related to the 2004 acquisition of the rights to Vascepa, which is the result of Vascepa receiving marketing approval for the first indication and is amortized over its estimated useful life on a straight-line basis. See Note 6—Commitments and Contingencies for further information regarding other obligations related to the acquisition of Laxdale Limited.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include salaries and benefits, stock-based compensation expense, and costs of programs and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of Vascepa in the United States as well as co-promotion fees accrued under the agreement with Kowa Pharmaceuticals America, Inc.

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

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations. Prior to adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in April 2016, such amounts were recognized as an increase and decrease in additional paid-in capital. Excess income tax benefits and deficiencies are classified in cash flows from operating activities and cash paid to taxing authorities arising from the withholding of shares from employees are classified as cash flows from financing activities. Due to adoption of ASU No. 2016-09 and retrospective application of the aspects of the standard related to cash flow presentation, the Company reclassified $0.1 million of excess tax provision from cash flows provided by financing activities to cash flows used in operating activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2016, to conform to the current year presentation.

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the United States Internal Revenue Service (IRS) for the years 2013 to 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 are as follows:

In thousands	March 31, 2017	March 31, 2016
Net loss—basic and diluted	$(20,941)	$(29,771)
Weighted average shares outstanding—basic and diluted	270,163	184,052
Net loss per share—basic and diluted	$(0.08)	$(0.16)

For the three months ended March 31, 2017 and 2016, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	March 31, 2017	March 31, 2016
Stock options	23,461	20,807
Restricted stock and restricted stock units	9,812	10,673
Exchangeable senior notes (if converted)	7,716	59,407
Preferred stock (if converted)	32,818	32,818

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

The 2012 Notes could be settled in any combination of ADSs or cash, at the Company’s discretion, upon conversion and were therefore accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which was recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was fully amortized over the expected term of the instrument. The conversion feature in the 2012 Notes qualified for the exception from derivative accounting in accordance with ASC 815-40. The terms of the 2012 Notes also allowed for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of March 31, 2017. The carrying value of the conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument.

The 2017 Notes can only be settled in ADSs upon conversion and are therefore accounted for as part of the debt host. The terms of the 2017 Notes also allow for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. The conversion feature in the 2017 Notes qualifies for the exception from derivative accounting in accordance with ASC 815-40. The conversion feature in the 2017 Notes will continue to be evaluated on a quarterly basis to determine if it still receives an exception from derivative accounting in accordance with ASC 815-40. The 2017 Notes were recognized at par of $30.0 million. The Company also recognized a $1.2 million discount related to placement agent fees and offering expenses. This discount is being amortized through interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022.

See Note 5—Debt for full discussion of the 2012 Notes and 2017 Notes.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 95% of gross product sales for each of the three months ended March 31, 2017 and 2016 and represented 97% and 95% of the gross accounts receivable balance as of March 31, 2017 and 2016, respectively. The Company has not experienced any write-offs of its accounts receivable.

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

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other expense, net in the condensed consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other expense, net in the condensed consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar.

Debt Issuance Costs

The Company records debt issuance costs related to a recognized debt liability in the condensed consolidated balance sheet as a direct deduction from the carrying amount of that debt liability and amortizes such costs to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other expense, net in the condensed consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities as of March 31, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,293	$9,293	$—	$—

	December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,238	$14,238	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$11,713		$8,437
Long-term debt from royalty-bearing instrument	82,405		85,155
Total long-term debt from royalty-bearing instrument	$94,118	$90,600	$93,592	$90,500

2012 Notes	—	—	15,107	15,174

2017 Notes	28,831	31,900	—	—

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2017 Notes is calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, is calculated using a Level 3 binomial model. The carrying value of the 2012 Notes as of December 31, 2016 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. During the three months ended March 31, 2017, the Company repurchased $15.0 million in aggregate principal amount of 2012 Notes at the option of holders and redeemed the remaining $0.1 million in aggregate principal amount at the Company’s option, such that no 2012 Notes remained outstanding as of March 31, 2017. The carrying value of the 2017 Notes as of March 31, 2017 includes a debt discount of $1.2 million, which is being amortized as non-cash interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022. The change in the estimated fair values of these liabilities from December 31, 2016 to March 31, 2017 is largely related to financing activities and changes in the quoted bond prices.

Derivative Liabilities

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of March 31, 2017, the fair value of the derivative was determined to be nil based on current assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.1 and 4.7 years, (ii) coupon rates of between 8.1% and 11.1% and (iii) market yields of between 10.5% and 18.8%. As of December 31, 2016, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.4 and 5.0 years, (ii) coupon rates of between 8.1% and 11.1% and (iii) market yields of between 11.9% and 18.4%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the three months ended March 31, 2017. As of March 31, 2016, the fair value of the derivative was determined to be $5.9 million and, as of December 31, 2015, the fair value of the derivative was determined to be $5.5 million. As such, the Company recognized a $0.4 million loss on change in fair value of derivative liability for the three months ended March 31, 2016.

The Company’s 2014 Notes and 2015 Notes each contained a redemption feature whereby, upon occurrence of a change in control, the Company would have been required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives were carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. These derivative liabilities were derecognized in September 2016 and therefore no gain or loss on change in fair value of derivative liability was recognized for the three months ended March 31, 2017. As of March 31, 2016, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.8 million and $0.7 million, respectively, and, as of December 31, 2015, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.1 million and $0.6 million, respectively. As such, the Company recognized a $0.7 million loss and $0.1 million loss on change in fair value of derivative liability for the 2014 Notes and 2015 Notes, respectively, for the three months ended March 31, 2016.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date. The Company considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2017:

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

(i)

Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition. Whereas revenue from these arrangements was previously recognized over a period of time pursuant to the multiple element arrangement guidance, revenue from these arrangements may now be recognized at a point in time under the new guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice regarding how certain cash receipts and cash payments related to eight specific issues are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For each of these ASUs, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the accounting, transition and disclosure requirements of these standards and does not expect them to have a material impact on the Company’s consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Assets

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 13.3 years. The carrying value as of March 31, 2017 and December 31, 2016 is as follows:

In thousands	March 31, 2017	December 31, 2016
Technology rights	$11,624	$11,624
Accumulated amortization	(3,014)	(2,852)
	$8,610	$8,772

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of March 31, 2017 and December 31, 2016 consist of the following:

In thousands	March 31, 2017	December 31, 2016
Raw materials	$12,391	$4,430
Work in process	2,815	10,716
Finished goods	8,673	5,361
Total inventory	$23,879	$20,507

(5)	Debt

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

As of March 31, 2017, the remaining amount to be repaid to BioPharma is $121.7 million. During the three months ended March 31, 2017, the Company made repayments under the agreement of $3.8 million to BioPharma and an additional $3.4 million is scheduled to be paid in May 2017 for the first quarter of 2017. All payments to date have been calculated based on the threshold limitation, as described below, as opposed to the contractual quarterly repayments scheduled through May 2017. Additional quarterly repayments are scheduled to be paid after May 2017, subject only to the threshold limitation. All such payments reduce the remainder of the $150.0 million in aggregate payments to BioPharma.

These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa revenues, is not achieved, the quarterly payment payable in that quarter can, at the Company’s election, be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150.0 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150.0 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the three months ended March 31, 2017, as compared to a loss on change in fair value of derivative liability of $0.4 million during the three months ended March 31, 2016.

As of March 31, 2017 and December 31, 2016, the carrying value of the BioPharma debt, net of the unamortized debt discount and issuance costs, was $94.1 million and $93.6 million, respectively. During the three months ended March 31, 2017, the Company recorded cash and non-cash interest expense of $1.6 million and $0.5 million, respectively, in connection with the BioPharma debt, compared to $1.7 million and $0.5 million, respectively, during the three months ended March 31, 2016. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. As of March 31, 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

In January 2012, the Company, through its wholly-owned subsidiary Corsicanto Designated Activity Company (formerly Corsicanto Limited) (“Corsicanto”), issued $150.0 million in principal amount of 3.5% Exchangeable Senior Notes due 2032 (the “2012 Notes”), resulting in net proceeds of $144.3 million. In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032 (the “2014 Notes”), following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged. In November 2015, the Company entered into a privately negotiated subscription agreement with one of its existing investors, pursuant to which the investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 Exchangeable Senior Notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Approximately $15.9 million of such proceeds were used to finance the repayment of $16.2 million in aggregate principal amount of the 2012 Notes, following which $15.1 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged. The 2012 Notes, 2014 Notes, and 2015 Notes are referred to collectively as the “Notes.”

In August 2016, Corsicanto gave notice to the holders of the 2014 Notes and 2015 Notes that certain equity conditions contained within the notes had been satisfied and exercised its option to mandatorily exchange $118.7 million of aggregate principal amount of 2014 Notes and $31.3 million of aggregate principal amount of 2015 Notes for equity with settlement in September 2016, such that all of the outstanding 2014 Notes and 2015 Notes were retired at that time. Consistent with the terms of the 2014 Notes and 2015 Notes, the final as-adjusted exchange rate was 402.0746 ADSs per $1,000 of principal amount, resulting in 47,739,925 ADSs and 12,571,263 ADSs being issued in exchange for the 2014 Notes and 2015 Notes, respectively. In total, the Company mandatorily exchanged $150.0 million in aggregate principal amount ($127.3 million in carrying value, net of unamortized debt discount and issuance costs) of outstanding 2014 Notes and 2015 Notes, resulting in the issuance of 60,311,188 ADSs and recognition of $40.1 million in common stock and $87.4 million in additional paid-in capital during the year ended December 31, 2016. Included within this $87.4 million is $0.8 million of accrued but unpaid interest as of the exchange date deemed satisfied and discharged in full upon delivery of the ADSs consistent with the terms of the notes and ASC 470-20, less $0.7 million of transaction costs.

The terms of the 2012 Notes allowed for repurchase in cash by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after

January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of March 31, 2017.

The 2012 Notes were exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election. At the time of issuance, the Company calculated the fair value of the liability component of the 2012 Notes to be $126.2 million and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option, resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. The debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The $23.8 million equity component allocated to the conversion option was reduced by the portion of offering costs allocated to the equity component, $10.1 million upon extinguishment of the 2012 Notes as part of the 2014 Notes exchange and $1.3 million upon extinguishment of the 2012 Notes as part of the 2015 Notes issuance, such that $11.5 million remained in equity as of both March 31, 2017 and December 31, 2016. The conversion option was not remeasured each reporting period as it continued to meet the criteria for equity classification, and will remain in equity hereafter as a result of the repayment in full of the related debt instrument during the first quarter of 2017.

The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component as well as the discount created from allocating proceeds to the conversion option were amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. Such discounts were fully amortized prior to 2016. The carrying value of the 2012 Notes was nil and $15.1 million as of March 31, 2017 and December 31, 2016, respectively, included within current portion of exchangeable senior notes, net of discount, due to the holders’ January 19, 2017 optional put date.

The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition the Company recognized a discount of $2.5 million in underwriter’s fees and offering costs. The 2015 Notes were recorded at fair value of $27.5 million representing a $3.8 million discount to par. In addition, the Company recognized a discount of $0.1 million in offering costs. These discounts were amortized as interest expense over the expected terms of the 2014 Notes and 2015 Notes, which was expected to be through the first optional put date in January 2019 for each. The carrying value of the 2014 Notes and 2015 Notes was nil as of March 31, 2017 and December 31, 2016.

The 2014 Notes and 2015 Notes contained a provision that if a fundamental change (as defined in the 2014 Notes and 2015 Notes) had occurred prior to the notes being exchanged, holders may have required the Company to repurchase all or part of their notes for cash at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the 2014 Notes and 2015 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. The Company determined that these fundamental change redemption features represented embedded derivatives requiring bifurcation from the respective debt liabilities and allocated $3.5 million of the $90.8 million fair value of the 2014 Notes and $0.5 million of the $27.5 million fair value of the 2015 Notes to derivative liabilities. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the statement of operations. During the three months ended March 31, 2016, the Company recognized a $0.7 million loss and a $0.1 million loss on the change in fair value of the redemption features of the 2014 Notes and 2015 Notes, respectively.

The Notes had a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year. During the three months ended March 31, 2016, the Company recognized aggregate interest expense of $3.4 million related to the Notes, of which $2.0 million represents non-cash interest and $1.4 million represents contractual coupon interest. During the three months ended March 31, 2017, the Company recognized cash interest expense of less than $0.1 million related to the Notes. As of March 31, 2017 and December 31, 2016, the Company had total accrued interest on the Notes of nil and $0.2 million, respectively, which is included in current portion of exchangeable senior notes, net of discount. The Company made the contractual interest payments due on the Notes during the three months ended March 31, 2017 and 2016 of $0.3 million and $2.5 million, respectively.

January 2017 Exchangeable Senior Notes

On January 20, 2017, the Company and Corsicanto II Designated Activity Company (“Corsicanto II”), a designated activity company formed under the laws of Ireland and a wholly owned subsidiary of the Company, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which Corsicanto II issued and sold $30.0 million in aggregate principal amount of 3.5% Exchangeable Senior Notes due 2047 (the “2017 Notes”) at an issue price of 100%. The net proceeds from the offering were $28.8 million after deducting placement agent fees and offering expenses payable by the Company. The offering of the 2017 Notes closed on January 25, 2017. Corsicanto II has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2017 Notes.

The 2017 Notes were issued pursuant to an Indenture (the “Indenture”) entered into by the Company, Corsicanto II and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2017 Notes are the senior unsecured obligations of Corsicanto II and are guaranteed by the Company. The 2017 Notes bear interest at a rate of 3.5% per annum from, and including, January 25, 2017, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2017 and ending upon the 2017 Notes’ maturity date of January 15, 2047, unless earlier repurchased, redeemed or exchanged.

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

The initial exchange rate is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs. Based on the closing price of the Company’s stock at March 31, 2017, the principal amount of the 2017 Notes would exceed the value of the shares if converted on that date by $5.3 million.

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

Corsicanto II may elect at its option to cause all or any portion of the 2017 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2047 if the Daily VWAP (as defined in the Indenture) equals or exceeds 130% of the Exchange Price then in effect (which quotient equals approximately $5.05 on the date hereof) for at least 20 VWAP Trading Days (as defined in the Indenture) in any 30 consecutive VWAP Trading Day period. Corsicanto II may only exercise its optional exchange rights upon satisfaction of specified equity conditions, including that the ADSs issuable upon exchange of the 2017 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. If Corsicanto II elects to exercise its optional exchange rights on or prior to January 19, 2021, each holder whose 2017 Notes are exchanged may upon exchange receive a specified number of additional ADSs as set forth in the Indenture.

The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving Corsicanto II) occurs and is continuing, the Trustee by notice to Corsicanto II, or the holders of at least 25% in principal amount of the outstanding 2017 Notes by notice to Corsicanto II and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the 2017 Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving Corsicanto II, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2017 Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture will provide that, to the extent Corsicanto II elects and for up to 360 days, the sole remedy for an event of default relating to certain failures by Corsicanto II or the Company, as the case may be, to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the 2017 Notes.

Corsicanto II has agreed to use its commercially reasonable efforts to procure the listing of the 2017 Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or on another recognized stock exchange for the purposes of Section 64 of the Taxes Consolidation Act 1997 of Ireland and within the meaning of Section 1005 ITA 2007 of the United Kingdom) prior to July 15, 2017, which will be the first interest payment date for the 2017 Notes.

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs are presented as a direct deduction from the debt liability on the condensed consolidated balance sheet. This discount is being amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of March 31, 2017, the carrying value of the 2017 Notes, net of unamortized discount, was $28.8 million.

Because the conversion option in the 2017 Notes receives an exception from derivative accounting and only requires gross physical settlement in shares, the embedded option does not require separate accounting and is therefore accounted for as part of the debt host at amortized cost. In addition, the Company determined that the fundamental change redemption feature is clearly and closely related to the debt host in accordance with ASC 815-15 and therefore does not require bifurcation.

During the three months ended March 31, 2017, the Company recognized interest expense of $0.2 million related to the 2017 Notes, of which less than $0.1 million represents non-cash interest and $0.2 million represents contractual coupon interest. As of March 31, 2017, the Company had accrued interest of $0.2 million related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the condensed consolidated balance sheet.

(6)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a discussion of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing.

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

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of March 31, 2017, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

Chemport was approved by the FDA to manufacture API for commercial sale in April 2013 and the Company began purchasing commercial supply from Chemport in 2013. The agreement with Chemport contains a provision requiring the Company to pay Chemport in cash for any shortfall in the minimum purchase obligations. The Company began purchasing commercial supply from Novasep in 2015. API manufactured by Novasep was previously approved by the FDA in July 2014. The 2015 supply agreement with Novasep contains a provision requiring the Company to pay Novasep a certain cash remedy for any shortfall in the minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”) upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.4 million at March 31, 2017). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.2 million at March 31, 2017) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $12.5 million at March 31, 2017).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated at March 31, 2017.

(7)	Equity

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. In 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of March 31, 2017, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

The Series A Preference Shares contain a contingent beneficial conversion feature (“BCF”) because they contain a conversion feature at a fixed rate that was in-the-money when issued. The BCF was recorded in the quarter ended June 30, 2015 as a result of the related Form S-3 Registration Statement being declared effective, which represents the resolution of the contingency to convert the Series A Preference Shares. The BCF was recognized in stockholders’ deficit and was measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the ordinary shares into which the preferred shares are convertible was $1.50, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the effective purchase price of the ordinary shares and the market value ($2.39 per share) on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF resulting from the issuance of the Series A Preference Shares was determined to be $31.3 million. The BCF was recorded as a non-cash dividend to preferred shareholders through accumulated deficit, and was therefore reflected as an adjustment to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP for the year ended December 31, 2015.

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

Incentive Equity Awards

As of March 31, 2017, there were an aggregate of 23,461,406 stock options and 9,811,802 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 3%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the three months ended March 31, 2017 and 2016, the Company issued 172,027 and 21,369 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.3 million during the three months ended March 31, 2017 and $22 thousand during the three months ended March 31, 2016.

On February 1, 2017, the Company granted a total of 1,575,000 RSUs and 2,642,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest over a four year period. The issuance of 989,000 of these RSUs is contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which will be put to a vote at the Company’s Annual General Meeting of Shareholders to be held on May 15, 2017.

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

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period. During the three months ended March 31, 2017, the Company issued 494,885 common shares related to the vesting of these RSUs, of which 191,899 shares were retained as treasury shares as settlement of employee tax obligations.

(8)	Co-Promotion Agreement

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, nineteen percent (19%) in 2016, twenty percent (20%) in 2017, and is scheduled to increase to low twenty percent levels in 2018, subject to certain adjustments. The co-promotion fee also varies based on sales levels and whether the FDA has approved an ANCHOR indication labeling expansion for Vascepa or has permitted the use of data generated to support obtaining FDA approval of the ANCHOR indication in the promotion of Vascepa, in which case the co-promotion fee would be decreased if specified requirements are met. In certain circumstances, upon the earlier of the expiration or termination of the Agreement in accordance with its terms, Kowa Pharmaceuticals America, Inc. may be eligible for up to three years of co-promotion tail royalties equal to declining percentages of the co-promotion fee earned prior to such agreement expiration.

As of March 31, 2017 and December 31, 2016, the Company had a net accrual of $8.9 million and $2.5 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees accrued under the agreement with Kowa Pharmaceuticals America, Inc. net of reimbursable amounts incurred for samples and other marketing expenses.

(9)	Development, Commercialization and Supply Agreements

On February 26, 2015, the Company entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the “China Territory. Under the terms of the DCS Agreement, the Company granted to Eddingpharm an exclusive (including as to the Company) license with right to sublicense to develop and commercialize Vascepa in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 16 years. In March 2016, Eddingpharm submitted its clinical trial application (“CTA”) with respect to the MARINE indication for Vascepa to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment, which it will recognize as revenue over the estimated period in which the Company is required to provide on-going development support needed to support the successful approval for a new drug application, which is currently estimated to be a period of approximately four years. In March 2017, the CTA was approved by the Chinese regulatory authority, and Eddingpharm expects to initiate clinical trials by the end of 2017.

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

In March 2016, the Company entered into an agreement with Biologix FZCo (“Biologix”), a company incorporated under the laws of the United Arab Emirates, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, the Company granted to Biologix a non-exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, the Company received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. The Company is entitled to receive payments based on product sales at an agreed-upon transfer price, which represents a percentage of gross selling price, subject to a minimum floor price.

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments related to the Eddingpharm and Biologix agreements.  Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which the Company is required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the three months ended March 31, 2017 and 2016, the Company recognized $0.3 million and $0.2 million of up-front and milestone payments as licensing revenue, respectively, and recorded $14.8 million as deferred revenue as of March 31, 2017.

(10)	Subsequent Events

The Company has evaluated subsequent events from March 31, 2017 through the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and below under Part II, Item IA, “Risk Factors”.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG >200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistently high triglycerides. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we also began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States based on the federal court declaration described below. In March 2016, we reached agreement with the FDA and U.S. government under which they agreed to be bound by the terms of the August 2015 judicial declaration. Vascepa is available in the United States by prescription only.

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

Triglycerides are the main constituent of body fat in humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 75 million adults in the United States have elevated triglyceride levels (TG >150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and approximately 4.0 million people in the United States have severely high triglyceride levels (TG >500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

We are currently focused on completing the ongoing REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. Based on the results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus four (4) grams per day of Vascepa will be compared to cardiovascular event rates for patients on stable statin therapy plus placebo. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial.

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available and published in 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the study’s independent data monitoring committee (DMC) at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Since patient enrollment commenced in 2011, more than 28,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, the DMC has communicated to us that we should continue the study as planned.

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results. Such analysis included the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. In March 2017, we announced that the onset of approximately 80% of the target aggregate number of primary cardiovascular events has triggered preparation for a pre-specified interim efficacy and safety analysis by the study’s independent DMC. We currently expect the independent interim analysis to be conducted before the end of the third calendar quarter of 2017. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. This is the same approach we asked the DMC to employ in connection with the REDUCE-IT study 60% interim analysis. It is our expectation that the 80% interim analysis will also result in a recommendation by the DMC to continue the trial.

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

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, including no less than 250 Kowa Pharmaceuticals America, Inc. sales representatives and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to continue to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that increases during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was fifteen percent (15%) in 2015, nineteen percent (19%) in 2016, twenty percent (20%) in 2017, and is scheduled to increase to low twenty percent levels in 2018, subject to certain adjustments. The term of this co-promotion agreement expires on December 31, 2018, following which our agreement with Kowa Pharmaceuticals America, Inc. provides for up to three years of tail royalties equal to declining percentages of the co-promotion fee earned prior to agreement expiration.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2017 and 2016 was approximately 305,000 and 201,000, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2017 and 2016 was approximately 335,000 and 212,000, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions shipped to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules shipped multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. During 2016, predominantly in the second quarter, wholesaler inventory levels increased based on estimated days of inventory on hand. In addition, regional stocking of Vascepa expanded at certain retail pharmacies, likely due to higher volume sales of Vascepa.

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

Research and Development

REDUCE-IT is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. REDUCE-IT is a multinational, prospective, randomized, double-blind, placebo-controlled study designed to assess the cumulative effect on the rate of cardiovascular events for patients treated with Vascepa as an add-on to statin therapy compared to the corresponding rate of cardiovascular events for patients treated with placebo on top of statin therapy. REDUCE-IT is not designed to demonstrate that lowering triglycerides alone in the study population is sufficient to lower the rate of major adverse cardiovascular events compared to placebo. Rather, it is designed to test the hypothesis that the clinical effects of Vascepa, including its impact on triglyceride lowering, are effective in lowering the rate of major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. Based on the results of REDUCE-IT, we may seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials.

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

In March 2016, we announced that the onset of approximately 60% of the target aggregate number of primary cardiovascular events had triggered preparation for the first pre-specified interim analysis of efficacy and safety results. Such analysis included the first review of unblinded efficacy data by the independent DMC. The DMC completed its review of the interim analysis in September 2016 and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. In March 2017, we announced that the onset of approximately 80% of the target aggregate number of primary cardiovascular events has triggered preparation for a pre-specified interim efficacy and safety analysis by the study’s independent DMC. We currently expect the independent interim analysis to be conducted before the end of the third calendar quarter of 2017. As is typical, the statistical threshold for defining overwhelming efficacy on the primary endpoint at interim analyses is considerably higher than the threshold for defining statistical significance at the end of the study. In addition, we have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. This is the same approach we asked the DMC to employ in connection with the REDUCE-IT study 60% interim analysis. It is our expectation that the 80% interim analysis will also result in a recommendation by the DMC to continue the trial. By design, it is most common for cardiovascular outcomes studies not to be stopped upon an interim look. We remain blinded to all data from the study. Unless overwhelming efficacy and safety is declared by the DMC at an interim look or the study is halted due to a patient safety concern, Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study until the study is complete.

Since patient enrollment commenced in 2011, more than 28,000 patient years of study experience have been accumulated in REDUCE-IT. The DMC has reviewed unblinded safety data on a quarterly basis since 2013 and, after each such review of unblinded safety data to date, the DMC has recommended to us that the study be continued as planned.

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

Financial Position

We believe that our cash and cash equivalents of $96.1 million as of March 31, 2017 will be sufficient to fund our projected operations through results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for personnel in our sales, marketing, executive, business development, finance and information technology functions, as well as co-promotion fees accrued under the agreement with Kowa Pharmaceuticals America, Inc. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

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

Loss on Change in Fair Value of Derivative Liabilities. Loss on change in fair value of derivative liabilities is comprised of: (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 financing with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Interest and Other Expense, Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our December 2012 financing arrangement with BioPharma and interest incurred under our 3.5% exchangeable notes. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest income consists of interest earned on our cash and cash equivalents. Other expense, net, consists primarily of foreign exchange losses and gains.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, during 2013, before we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized net product revenue of $34.3 million and $25.3 million based on sales to Distributors during the three months ended March 31, 2017 and 2016, respectively.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health Solutions and IMS Health in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three months ended March 31, 2017 and 2016.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date, which include our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to the change in control provision associated with our December 2012 royalty-bearing debt financing and the change in control provisions associated with our May 2014 and November 2015 exchangeable senior notes (both derecognized upon exchange of the debt hosts into equity during the third quarter of 2016).

Inventory—We capitalize purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. During the periods presented, the API purchased for Vascepa was sourced from three API suppliers. If we add a new API supplier, all Vascepa API purchased from such supplier is included as a component of research and development expense until the new API supplier is approved. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. We state inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage, quantities in excess of expected demand, changes in price levels or other causes, then we will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have historically generated annual positive taxable income in the United States. When making our assessment about the realization of our U.S. deferred tax assets at March 31, 2017, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the recorded net U.S. deferred tax assets of $11.1 million are more likely than not to be realizable as of March 31, 2017. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by us or adopted as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2017:

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

(i)

Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition. Whereas revenue from these arrangements was previously recognized over a period of time pursuant to the multiple element arrangement guidance, revenue from these arrangements may now be recognized at a point in time under the new guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice regarding how certain cash receipts and cash payments related to eight specific issues are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For each of these ASUs, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We have evaluated the accounting, transition and disclosure requirements of these standards and do not expect them to have a material impact on our consolidated financial statements.

We believe that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

Product Revenue, net. We recorded product revenue of $34.3 million and $25.3 million during the three months ended March 31, 2017 and 2016, respectively, an increase of $9.0 million, or 36%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 104,000 and 123,000, respectively, over the three months ended March 31, 2016, representing growth of 52% and 58%, respectively. During the first quarter of 2017, overall wholesaler inventory levels decreased from year-end 2016 levels calculated based on estimated days of Vascepa sales on hand. Consequently, we estimate that this decrease in wholesaler inventory levels adversely impacted net product revenue by approximately $2.8 million to $3.1 million for the first quarter of 2017. During the first quarter of 2016, a decrease in wholesaler inventory levels adversely impacted net product revenue by approximately $1.2 million to $1.5 million calculated based on estimated days of Vascepa sales on hand. We believe that changes in channel inventory at these independent wholesalers and retail pharmacies are common and are impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of the first quarters of 2017 and 2016 are within ordinary ranges.

All of our product revenue in the three months ended March 31, 2017 and 2016 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Included in 2017 net product revenue are sales of 0.5-gram size Vascepa capsules, which were introduced in October 2016, for the subset of patients who prefer a smaller capsule. Sales of Vascepa 0.5-gram size capsules have not been significant to date. The FDA-approved dosing for Vascepa continues to be 4 grams per day and we expect that the majority of patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsules. We also expect that the majority of new patients will be prescribed the 1-gram size Vascepa capsule. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended March 31, 2017 and 2016, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended March 31, 2017 and 2016 was up to $70 per 30-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended March 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively, an increase of $0.1 million, or 24%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required. We do not anticipate significant revenues related to the Biologix agreement in 2017.

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2017 and 2016 was $8.2 million and $6.9 million, respectively, an increase of $1.3 million, or 19%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2017 and 2016 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the three months ended March 31, 2017 and 2016 was 76% and 73%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2017 and 2016 was $34.2 million and $28.0 million, respectively, an increase of $6.2 million, or 22%. Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 are summarized in the table below:

	Three Months Ended March 31,
In thousands	2017	2016
Selling, general and administrative expense (1)	$26,111	$21,638
Co-promotion fees (2)	5,232	3,498
Non-cash stock-based compensation expense (3)	2,828	2,884
Total selling, general and administrative expense	$34,171	$28,020

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the three months ended March 31, 2017 and 2016 was $26.1 million and $21.6 million, respectively, an increase of $4.5 million, or 21%. The increase is due primarily to increased promotional activities and increased legal costs, which are subject to quarterly variability.

(2)

Co-promotion fees accrued under our agreement with Kowa Pharmaceuticals America, Inc. for the three months ended March 31, 2017 and 2016 were $5.2 million and $3.5 million, respectively, an increase of $1.7 million, or 50%. The increase is due primarily to an increase in gross margin on product sales for the first quarter of 2017 compared to the same period in 2016, coupled with an increase in the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. from 19% in 2016 to 20% in 2017.

(3)	Non-cash stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $2.8 million and $2.9 million, respectively, a decrease of $0.1 million, or 1.9%.

Research and Development Expense. Research and development expense for the three months ended March 31, 2017 and 2016 was $10.8 million and $13.7 million, respectively, a decrease of $2.9 million, or 21%. Research and development expenses for the three months ended March 31, 2017 and 2016 are summarized in the table below:

	Three Months Ended March 31,
In thousands	2017	2016
REDUCE-IT study (1)	$7,683	$9,363
Regulatory filing fees and expenses (2)	202	707
Internal staffing, overhead and other (3)	2,415	2,947
Research and development expense, excluding non-cash expense	10,300	13,017
Non-cash stock-based compensation expense (4)	523	713
Total research and development expense	$10,823	$13,730

The decrease in research and development expenses for the quarter ended March 31, 2017, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended March 31, 2017 and 2016, we incurred expenses through our CRO in connection with this trial of approximately $6.7 million and $7.6 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended March 31, 2017 and 2016 for REDUCE-IT were approximately $7.7 million and $9.4 million, respectively. The decrease in expenses in 2017 as compared to 2016 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached near the end of 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.

(2)

The regulatory filing fees in each of the quarters ended March 31, 2017 and 2016 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

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

Loss on Change in Fair Value of Derivative Liabilities. Loss on change in fair value of derivative liabilities for the three months ended March 31, 2017 was nil versus a loss of $1.3 million in the prior year period. Loss on change in fair value of derivative liabilities for the three months ended March 31, 2017 and 2016 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount, which net remaining unpaid amount as of March 31, 2017 was $121.7 million. Unless this early redemption feature is triggered, the remaining amount, without additional interest accumulation, is anticipated to be paid based on the royalty provisions of the agreement. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. No gain or loss on change in fair value of derivative liability was recognized for the three months ended March 31, 2017 as the fair value of the derivative was determined to be nil based on underlying assumptions as of both December 31, 2016 and March 31, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of March 31, 2016, the fair value of the derivative was determined to be $5.9 million. As such, we recognized a $0.4 million loss on change in fair value of derivative liability for the three months ended March 31, 2016.

Our 3.5% May 2014 Exchangeable Senior Notes due 2032, or 2014 Notes, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and therefore no gain or loss on change in fair value of derivative liability was recognized for the three months ended March 31, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $2.1 million, and as of March 31, 2016, the fair value of the derivative was determined to be $2.8 million. As such, we recognized a $0.7 million loss on change in fair value of derivative liability for the three months ended March 31, 2016.

Our 3.5% November 2015 Exchangeable Senior Notes due 2032, or 2015 Notes, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and therefore no gain or loss on change in fair value of derivative liability was recognized for the three months ended March 31, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $0.6 million and as of March 31, 2016, the fair value of the derivative was determined to be $0.7 million. As such, we recognized a $0.1 million loss on change in fair value of derivative liability for the three months ended March 31, 2016.

The change in fair value of the derivative liability related to the BioPharma financing agreement is largely related to our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. The change in fair value of the derivative liabilities related to the 2014 Notes and 2015 Notes was largely related to changes in quoted bond prices. Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Interest Expense, net. Net interest expense for the three months ended March 31, 2017 and 2016 was $2.4 million and $5.6 million, respectively, a decrease of $3.2 million, or 57%. Net interest expense for the three months ended March 31, 2017 and 2016 is summarized in the table below:

	Three Months Ended March 31,
In thousands	2017	2016
Exchangeable senior notes (1):
Amortization of debt discounts	$39	$1,969
Contractual coupon interest	220	1,445
Total exchangeable senior notes interest expense	259	3,414
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,625	1,678
Non-cash interest	526	505
Total long-term debt from royalty-bearing instrument interest expense	2,151	2,183
Other interest expense	2	5
Total interest expense	2,412	5,602
Interest income (3)	(31)	(16)
Total interest expense, net	$2,381	$5,586

(1)

Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended March 31, 2017 and 2016 was $0.3 million and $3.4 million, respectively. The decrease in cash and non-cash interest expense is the result of the decrease in principal amount of exchangeable senior notes from $165.1 million outstanding as of March 31, 2016 to $30.0 million outstanding as of March 31, 2017.

(2)

Cash and non-cash interest expense related to the BioPharma royalty-bearing instrument for the three months ended March 31, 2017 and 2016 was $2.2 million in each period. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended March 31, 2017 and 2016 was $0.03 million and $0.02 million, respectively. Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for the three months ended March 31, 2017 and 2016 was $5 thousand and $0.1 million, respectively. Other expense, net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the three months ended March 31, 2017 and 2016 was nil and $0.3 million, respectively. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the first quarter of 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year.  Therefore, the appropriate amount of income tax benefit to recognize during the three months ended March 31, 2017 is zero. The benefit recognized during the three months ended March 31, 2016 related entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2017 include cash and cash equivalents of $96.1 million. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
In millions	2017	2016
Cash (used in) provided by:
Operating activities (1)	$(13.9)	$(24.9)
Investing activities	—	—
Financing activities (1)	11.7	(0.7)
Decrease in cash and cash equivalents	$(2.2)	$(25.6)

(1)

Due to the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and retrospective application of the aspects of the standard that affect cash flow presentation, $0.1 million of excess tax provision has been reclassified from cash flows provided by financing activities to cash flows used in operating activities for the three months ended March 31, 2016.

Net cash used in operating activities during the three months ended March 31, 2017 compared to the same period in 2016 decreased primarily as a result of increased collections due to higher revenues, which resulted in decreased net loss. Increased sales and marketing spending in the first quarter of 2017 in support of expanded Vascepa promotion was more than offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150.0 million of future revenue and receivables. As of March 31, 2017, the net remaining amount to be repaid to BioPharma is $121.7 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. For example, based on our Vascepa net product revenue for the three months ended March 31, 2017 of $34.3 million, the amount to be repaid to BioPharma is $3.4 million compared to the maximum contractual threshold for the first quarter of 2017 of $13.0 million. The maximum amount payable under the contractual threshold for the first half of 2017 is $7.2 million, after which the maximum amount payable is subject to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

In January 2012, we, through our wholly-owned subsidiary Corsicanto Designated Activity Company (formerly Corsicanto Limited), or Corsicanto, completed a private placement of $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. The proceeds we received from the January 2012 debt offering were approximately $144.3 million, net of fees and transaction costs. In May 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, we issued $31.3 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2015 Notes, and used $16.2 million of the proceeds to repay a portion of the 2012 Notes, such that $15.1 million of 2012 Notes remained outstanding with terms unchanged. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes and 2015 Notes and mandatorily exchanged the entirety of the 2014 Notes and 2015 Notes into ADSs. In January 2017, approximately $15.0 million of the 2012 Notes were put to us and in March 2017, we redeemed the entirety of the remaining $0.1 million of outstanding principal amount of 2012 Notes plus accrued but unpaid interest. As of March 31, 2017, no 2012 Notes, 2014 Notes or 2015 Notes remained outstanding.

In January 2017, we, through our wholly-owned subsidiary Corsicanto II Designated Activity Company, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which we issued and sold $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The net proceeds we received from the January 2017 offering were approximately $28.8 million, after deducting placement agent fees and estimated offering expenses.

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

As of March 31, 2017, we had cash and cash equivalents of $96.1 million, a decrease of $2.2 million from December 31, 2016. The decrease is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT, substantially offset by accounts receivable collections and the net effect of financing activities related to the repayment of the 2012 Notes and issuance of the 2017 Notes. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.2 billion as of March 31, 2017. We believe that our net cash flow from operations in 2017, excluding interest, royalties and R&D costs, the majority of which are associated with REDUCE-IT, will be positive for 2017. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our intention in early 2017 to increase purchases of API. In addition, certain customers have negotiated extended payment terms with us, which will result in slower collections of receivables. We believe that our cash and cash equivalents will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study.

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

Under the terms of the agreement with BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of March 31, 2017, the net remaining amount to be repaid to BioPharma is $121.7 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. The maximum amount payable under the contractual threshold for the first half of 2017 is $7.2 million, after which the maximum amount payable is subject to the calculated threshold limitation based on quarterly Vascepa revenues. For example, based on our Vascepa net product revenue for the three months ended March 31, 2017 of $34.3 million, the amount to be repaid to BioPharma is $3.4 million compared to the maximum contractual threshold for the first quarter of 2017 of $13.0 million. The maximum amount payable under the contractual threshold for the first half of 2017 is $7.2 million, after which the maximum amount payable is subject to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts are rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount. We currently estimate that Vascepa revenue levels will not be high enough in each quarter to support repayment to BioPharma in accordance with threshold amounts in the repayment schedule and that such payments will remain subject to the continued application of the calculated threshold for royalty based on quarterly Vascepa revenues.

We have scheduled interest payments due under the terms of the 2017 Notes, assuming that they remain outstanding through January 19, 2022 and have not been exchanged for ADSs.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.2 million in each of the three months ended March 31, 2017 and 2016. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.4 million as of March 31, 2017). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.2 million as of March 31, 2017) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $12.5 million as of March 31, 2017).

We do not enter into financial instruments for trading or speculative purposes. As of March 31, 2017, we had no outstanding forward exchange contracts.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

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

As of March 31, 2017 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a discussion of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

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

In January 2013, we launched Vascepa based on the U.S. Food and Drug Administration, or FDA, approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG > 500 mg/dL) hypertriglyceridemia. Approximately 4.0 million people in the United States have severely high triglyceride levels (TG > 500 mg/dL), commonly known as very high triglyceride levels. Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

In August 2015, based on a federal court order, we also began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States for the treatment of patients with high (TG >200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels, based on results from the ANCHOR study of Vascepa. It is estimated that approximately 40 million adults in the United States have high triglyceride levels (TG >200 mg/dL), and many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol and are on statin therapy. FDA did not approve Vascepa for use in this population due to the uncertain effect of pharmaceutically induced triglyceride reduction in this patient population on cardiovascular risk reduction, the ultimate targeted clinical benefit. Our promotional efforts disclose this fact and what we view as truthful and non-misleading information on the current state of research on both triglyceride reduction and the active pharmaceutical ingredient, or API, in Vascepa, EPA, as each relate to the potential of Vascepa to reduce cardiovascular risk.

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

In April 2015, we received a Complete Response Letter, or CRL, from the FDA on our supplemental new drug application, or sNDA, that sought approval for the use of Vascepa in patients with high triglyceride levels (TG > 200 mg/dL and <500 mg/dL) who are also on statin therapy, which we refer to as the ANCHOR indication. In regulatory communications, the FDA acknowledged that the results of the ANCHOR trial as we presented them to FDA were valid and truthful in that, for example, Vascepa reduced triglyceride levels compared to placebo in patients treated in the ANCHOR study. The clinical rationale for reducing serum triglycerides with Vascepa and modifying other lipid/lipoprotein parameters shown in ANCHOR among statin-treated patients with triglycerides 200-499 mg/dL is to reduce cardiovascular risk. In not approving our ANCHOR sNDA, the FDA concluded that, for regulatory approval purposes, there were insufficient data to support a drug-induced change in serum triglycerides as a surrogate for reducing cardiovascular risk in the ANCHOR population. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population.

In August 2015, based on a federal court order, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States through use of a set of qualified statements that reflect the state of research related to the use of Vascepa in the ANCHOR population and the supportive but not conclusive research on the use of Vascepa to reduce cardiovascular risk in this population. In March 2016, we settled the litigation related to this court order under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. An FDA-approved indication for this patient population has not been granted. If new clinical information is demonstrated which changes what we understand today to be truthful and non-misleading, our promotion of Vascepa will need to be modified to ensure that our promotion remains truthful and non-misleading. Our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

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

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in the ANCHOR population and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of an off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treat patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data, the safety data from which is already in FDA-approved labeling of Vascepa, or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Data arising from studies of drug products are complex, such as the many trials that we believe show supportive but not conclusive research on the potential connection between the effects of EPA, the active ingredient in Vascepa, and cardiovascular risk reduction (e.g., the JELIS trial of a highly-pure EPA product in Japan and the ongoing REDUCE-IT study of Vascepa). We, the FDA and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials with respect to the outcome of these trials. Federal and state governments may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Currently, seven manufacturers have launched generic versions of Lovaza. In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patent rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, respectively, received FDA approval of their respective versions of generic Lovaza. Par launched a generic version of Lovaza in July 2014. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Apotex launched a generic version of Lovaza in January 2015. Prasco Labs launched a generic version of Lovaza in March 2015 and AvKARE, Inc., or AvKARE, launched its version in May 2015. AvKARE supplies government agencies and does not participate in the commercial marketplace. Amneal Pharmaceuticals launched a generic version of Lovaza in January 2016. In December 2016, Golden State Medical Supply launched a generic version of Lovaza. Like AvKARE, Golden State Medical Supply only supplies products to government agencies and does not participate in the commercial marketplace.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti intends to complete long-term toxicity studies in the next 6-9 months and follow these with a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (³500 mg/dL) triglycerides. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company to initiate a pivotal clinical Phase 3 study as the next step in development.

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

Our only product, Vascepa, is a prescription-only omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested efficacy and safety of Vascepa as having a superior therapeutic profile to untested and largely unregulated omega-3 fatty acid dietary supplements. In addition, the FDA has not yet enforced what we view as illegal drug claims made by certain omega-3 fatty acid supplement manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that such supplements reduce triglyceride levels. Also, for more than a decade now, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. As a result of our First Amendment litigation and settlement, we may now make this claim to healthcare professionals subject to certain qualifications. These factors enable dietary supplements to effectively compete with Vascepa. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. While Vascepa is highly price-competitive for patients generally, and in particular when covered by insurance—cheaper in many cases—either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

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

Outcomes studies of certain other lipid-modifying therapies included results which, after review of information not fully available to the sponsors during the conduct of the trials, modified initial reports of the trial results. Two examples are the AIM-HIGH trial and the IMPROVE-IT trial. When the AIM-HIGH trial was stopped, there were initial reports of certain safety concerns which, upon further and more detailed subsequent review, were concluded to not be associated with the study therapy. After the IMPROVE-IT trial was completed, initial reports on the effect of adding ezetimibe to statin therapy in subjects with acute coronary syndrome suggested greater benefit on cardiovascular outcomes than was considered to be the case after later reassessment and further evaluation of study data. In 2015, the results of the IMPROVE-IT trial were published. Based on the published results, the addition of ezetimibe showed incremental lowering of LDL-C levels and improved cardiovascular outcomes. This result was statistically significant but less than ten percent. Further evaluation of the IMPROVE-IT results suggested that the outcomes benefit may have been lower after factoring in and making certain assumptions regarding complicating factors such as a high number of patients who discontinued the study drug, withdrew consent, or were lost to follow-up. FDA approval of a new indication for ezetimibe based on the IMPROVE-IT results was denied after a negative FDA advisory committee recommendation that followed examination of the study results.

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

Data from clinical trials are invariably complex. It is also not typically possible to reliably extrapolate results from one trial to predict results from another as many factors differ between trials. For instance, unlike REDUCE-IT, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile. Of the twenty studies included in the JAMA meta-analysis, nineteen involved the use of omega-3 supplements containing a mixture of EPA and DHA, and most were evaluated at relatively lower doses. In addition, in May 2013, The New England Journal of Medicine published the results of an outcomes study of 1 gram per day of an omega-3 acid ethyl ester composition containing both EPA and DHA. In that study, the composition failed to show a benefit in reducing the rate of death from cardiovascular causes or hospitalization for cardiovascular causes when administered to patients with cardiovascular risk factors under different study conditions than in the REDUCE-IT study. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in adult patients with severe hypertriglyceridemia at a dose of 4 grams per day and is being studied in REDUCE-IT at 4 grams per day.

The only other outcomes study involving the use of a highly-pure formulation of ethyl-EPA, called the Japan EPA Lipid Intervention Study (JELIS), suggested that use of a highly-pure formulation of ethyl-EPA in Japan, when used in conjunction with statins, reduced cardiovascular events by 19% compared to the use of statins alone. However, there are several limitations to comparing the JELIS study to REDUCE-IT. First, the patient population was exclusively Japanese, the majority of the participants were women, and at baseline patients had much higher LDL-C levels, limiting its generalizability to the intended target population. Also, a low dose of statins was used. It is unknown whether the positive treatment effects would have persisted if these patients had been optimally treated with statins using contemporary LDL-C targets in the United States. In addition, JELIS was an open-label trial, which could influence patient and physician behavior and reporting of symptoms, decisions regarding hospitalization, and referral of events for adjudication. This may be particularly relevant since hospitalization for unstable angina was a primary contributor of the overall positive result, and is considered a softer endpoint than fatal cardiovascular events.

Further, FDA determined that JELIS results could not be used as support for or against the use of triglyceride levels as a surrogate for cardiovascular risk reduction. Patients treated with EPA and statin in JELIS achieved triglyceride levels that were only 5% lower, on average, than those achieved among patients treated with statin alone; however, the reduction in cardiovascular risk in the primary endpoint analysis was 19%. Likewise, within the primary and secondary prevention sub-analyses, triglyceride levels were lowered only 5% on average in the EPA plus statin group compared with the statin alone group; however, the relative risk reduction was 53% in the primary prevention population with elevated triglyceride (≥150 mg/dL) and low HDL-C (<40 mg/dL) levels and 23% in the secondary prevention population with established coronary artery disease. These large differences in magnitude between triglyceride reduction and risk reduction in JELIS suggest that the effects of EPA on triglyceride levels alone may not be responsible for, or predict, the observed differences in cardiovascular events between treatment groups in JELIS. JELIS was not designed to evaluate primary and secondary prevention populations. It is possible that the putative cardioprotective effects of EPA observed in JELIS are due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together, such as purported beneficial effects on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study is needed to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels.

There can be no assurance that the REDUCE-IT study will be completed successfully, that the endpoints of the REDUCE-IT cardiovascular outcomes study will be achieved, that, like the IMPROVE-IT trial, patients who discontinue the study drug, withdrew consent, or were lost to follow-up will not negatively affect REDUCE-IT results, that the results will support regulatory approvals, or that the lipid-modifying effects of Vascepa in REDUCE-IT or any other study of Vascepa will not be subject to variation beyond twelve weeks. If the REDUCE-IT trial is not successful or if the results of this long-term study are not consistent with the 12-week clinical results, it could prevent us from expanding the labeled approval of Vascepa or even call into question the currently understood efficacy and safety profile of Vascepa. In any such case, the market potential for Vascepa would suffer and our business would be materially affected.

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

In September 2016, we announced that the DMC completed its review of the first pre-specified interim efficacy analysis upon reaching approximately 60% of the target aggregate number of cardiovascular events in accordance with the SPA agreement for our REDUCE-IT cardiovascular outcomes trial and, consistent with previously stated expectations, recommended that the trial continue as planned without modification. In March 2017, we announced that the onset of approximately 80% of the target aggregate number of primary cardiovascular events has triggered preparation for a pre-specified interim efficacy and safety analysis by the study’s independent DMC. We currently expect the independent interim analysis to be conducted before the end of the third calendar quarter of 2017. It may actually take longer than anticipated for the DMC assessment of data for the interim analysis.

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

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and elsewhere. In the United States, the FDA generally requires preclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including but not limited to:

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 53 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 53 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,
•	40 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later,
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030,
•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030,
•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030,
•	1 additional patent covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034, and
•	1 additional patent covering a new combination therapy comprised of EPA and another drug.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 95% of gross product sales for each of the three months ended March 31, 2017 and 2016 and represented 97% and 95% of the gross accounts receivable balance as of March 31, 2017 and 2016, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2016, 2015, and 2014, we reported losses of approximately $86.4 million, $149.1 million, and $56.4 million, respectively, and we had an accumulated deficit as of December 31, 2016 of $1.2 billion. For the three months ended March 31, 2017 and 2016, we reported losses of approximately $20.9 million and $29.8 million, respectively, and we had an accumulated deficit as of March 31, 2017 of $1.2 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $96.1 million as of March 31, 2017 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available mid-2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

In January 2012, Corsicanto Designated Activity Company (formerly Corsicanto Limited), or Corsicanto, issued $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. In May 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 Exchangeable Senior Notes due 2032, or the 2014 Notes. In November 2015, we issued $31.3 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2015 Notes, and used $16.2 million of the proceeds to repay a portion of the 2012 Notes, such that $15.1 million of 2012 Notes remained outstanding. In September 2016, we mandatorily exchanged the entirety of the 2014 Notes and 2015 Notes, in accordance with their respective terms, into 60,311,188 ADSs. In January 2017, approximately $15.0 million of the 2012 Notes were put to us and in March 2017, we redeemed the entirety of the remaining $0.1 million of outstanding principal amount of 2012 Notes plus accrued but unpaid interest.

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

As of May 1, 2017 we had 272,291,602 common shares outstanding including 269,557,267 shares held as ADSs and 2,734,335 held as common shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Our existing indebtedness consists of $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The 2017 Notes contain a provision for such notes to be put to us by the holders for repayment in cash on January 19, 2022.

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

The accounting for convertible debt securities that may be settled in cash, such as our 2017 Notes, could have a material effect on our reported financial results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2017 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – 31, 2017	703,964	$2.97
February 1 – 28, 2017	—	—
March 1 – 31, 2017	42,713	3.20
Total	746,677	$2.98

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: May 3, 2017