Form 10-Q
period 2017-06-30
AMARIN CORP PLC\UK
filed 2017-08-02
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

270,792,058 common shares were outstanding as of July 31, 2017, including 270,341,777 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 450,281 Ordinary Shares. In addition, 32,818,464 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of July 31, 2017, for a total of 303,610,522 ordinary shares and ordinary share equivalents outstanding as of July 31, 2017.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$85,464	$98,251
Restricted cash	600	600
Accounts receivable, net	37,475	19,985
Inventory	24,814	20,507
Prepaid and other current assets	2,076	6,983
Total current assets	150,429	146,326
Property, plant and equipment, net	52	78
Deferred tax assets	11,082	11,082
Other long-term assets	173	741
Intangible asset, net	8,449	8,772
TOTAL ASSETS	$170,185	$166,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$16,455	$6,062
Accrued expenses and other current liabilities	49,102	37,720
Current portion of exchangeable senior notes, net of discount	455	15,351
Current portion of long-term debt from royalty-bearing instrument	18,833	15,944
Deferred revenue, current	1,447	1,172
Total current liabilities	86,292	76,249
Long-Term Liabilities:
Exchangeable senior notes, net of discount	28,884	—
Long-term debt from royalty-bearing instrument	79,283	85,155
Deferred revenue, long-term	13,332	13,943
Other long-term liabilities	1,158	710
Total liabilities	208,949	176,057
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of June 30, 2017 and December 31, 2016 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 272,401,857 issued, 270,792,058 outstanding as of June 30, 2017; 270,183,201 issued, 269,363,696 outstanding as of December 31, 2016	208,556	207,166
Additional paid-in capital	970,797	964,914
Treasury stock; 1,609,799 shares as of June 30, 2017; 819,505 shares as of December 31, 2016	(3,902)	(1,498)
Accumulated deficit	(1,238,579)	(1,204,004)
Total stockholders’ deficit	(38,764)	(9,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,185	$166,999

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Product revenue, net	$44,948	$32,815	$79,292	$58,122
Licensing revenue	293	296	586	532
Total revenue, net	45,241	33,111	79,878	58,654
Less: Cost of goods sold	11,401	8,861	19,599	15,757
Gross margin	33,840	24,250	60,279	42,897
Operating expenses:
Selling, general and administrative	31,545	26,066	65,716	54,086
Research and development	13,694	12,578	24,517	26,308
Total operating expenses	45,239	38,644	90,233	80,394
Operating loss	(11,399)	(14,394)	(29,954)	(37,497)
Gain on change in fair value of derivative liabilities	—	5,810	—	4,560
Interest expense, net	(2,315)	(5,616)	(4,696)	(11,202)
Other income (expense), net	80	(182)	75	(303)
Loss from operations before taxes	(13,634)	(14,382)	(34,575)	(44,442)
Benefit from income taxes	—	1,028	—	1,317
Net loss	$(13,634)	$(13,354)	$(34,575)	$(43,125)
Loss per share:
Basic	$(0.05)	$(0.07)	$(0.13)	$(0.23)
Diluted	$(0.05)	$(0.07)	$(0.13)	$(0.23)
Weighted average shares:
Basic	270,725	184,471	270,445	184,262
Diluted	270,725	184,471	270,445	184,262

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2016	328,184,640	270,183,201	(819,505)	$24,364	$207,166	$964,914	$(1,498)	$(1,204,004)	$(9,058)
Exercise of stock options	—	221,345	—	—	139	257	—	—	396
Vesting of restricted stock units	—	1,997,311	(790,294)	—	1,251	(1,284)	(2,404)	—	(2,437)
Stock-based compensation	—	—	—	—	—	6,910	—	—	6,910
Loss for the period	—	—	—	—	—	—	—	(34,575)	(34,575)
June 30, 2017	328,184,640	272,401,857	(1,609,799)	$24,364	$208,556	$970,797	$(3,902)	$(1,238,579)	$(38,764)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,575)	$(43,125)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	38	79
Loss on sale of fixed assets	—	48
Stock-based compensation	6,976	6,962
Amortization of debt discount and debt issuance costs	1,147	5,038
Amortization of intangible asset	323	322
Gain on change in fair value of derivative liabilities	—	(4,560)
Deferred income taxes	—	(1,846)
Changes in assets and liabilities:
Accounts receivable, net	(17,490)	(3,813)
Inventory	(4,307)	(1,321)
Prepaid and other current assets	4,907	(2,324)
Other long-term assets	568	—
Accrued interest payable	(3,828)	(1,416)
Deferred revenue	(336)	1,470
Accounts payable and other current liabilities	21,709	10,773
Other long-term liabilities	448	(67)
Net cash used in operating activities	(24,420)	(33,780)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(12)	(21)
Net cash used in investing activities	(12)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable debt	30,000	—
Payment of debt issuance costs	(1,207)	—
Proceeds from exercise of stock options, net of transaction costs	396	124
Repurchase of exchangeable senior notes	(15,107)	—
Taxes paid related to stock-based awards	(2,437)	(793)
Net cash provided by (used in) financing activities	11,645	(669)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,787)	(34,470)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,251	106,961
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,464	$72,491
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,546	$7,668
Income taxes	$778	$767

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. In January 2013, the Company began selling and marketing 1-gram size Vascepa capsules in the United States, and in October 2016, introduced a smaller 0.5-gram size capsule. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia, the Company commenced marketing Vascepa for use in adult patients with mixed dyslipidemia, as an adjunct to diet and an add-on to statin therapy in patients who despite statin therapy have high triglycerides (TGs >200 mg/dL and <500 mg/dL), which the Company also refers to as persistently high triglycerides. This expanded promotion of Vascepa commenced pursuant to a federal court order and is continuing pursuant to an agreement among the Company, the FDA and the U.S. government.  The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its direct sales force of approximately 150 sales professionals, including sales representatives and their managers. In May 2014, Kowa Pharmaceuticals America, Inc. commenced co-promotion of Vascepa in accordance with a co-promotion agreement with the Company. Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of June 30, 2017, the Company had cash and cash equivalents of $85.5 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes are such that they may be redeemed by the Company for cash on or after January 19, 2021 and may be put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2017 Notes are exchangeable into ADSs at the option of holders at any time after issuance and prior to maturity and are exchangeable into ADSs at the option of the Company upon satisfaction of certain equity conditions. Accordingly, the exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company as of June 30, 2017. The terms of the Company’s January 2012 3.5% exchangeable senior notes due 2032, or the 2012 Notes, which were repaid in full during the first quarter of 2017, allowed for repurchase in cash by the Company at the option of the holders on January 19, 2017, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Accordingly, $15.1 million in principal amount of 2012 Notes represented a short-term claim on the liquid assets of the Company as of December 31, 2016.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations through the results of the REDUCE-IT study, which we anticipate will be available in the second or third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. The Company anticipates that quarterly net cash outflows in future periods will be variable.

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

Trade Allowances: The Company generally provides invoice discounts on Vascepa sales to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for prompt payment while the fees for distribution services are based on contractual rates agreed with the respective Distributors. Based on judgment and experience, the Company expects its Distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2017 and 2016:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2016	$3,743	$20,915	$859	$1,681	$27,198
Provision related to current period sales	15,685	53,078	1,259	6,768	76,790
Provision related to prior period sales	(298)	(841)	—	(82)	(1,221)
Credits/payments made for current period sales	(5,496)	(34,771)	(21)	(4,922)	(45,210)
Credits/payments made for prior period sales	(3,107)	(16,722)	(24)	(1,770)	(21,623)
Balance as of June 30, 2017	$10,527	$21,659	$2,073	$1,675	$35,934

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	10,048	28,945	257	5,614	44,864
Provision related to prior period sales	(87)	(466)	—	—	(553)
Credits/payments made for current period sales	(6,415)	(10,750)	—	(2,910)	(20,075)
Credits/payments made for prior period sales	(4,180)	(8,497)	(226)	(1,284)	(14,187)
Balance as of June 30, 2016	$3,662	$19,113	$566	$2,504	$25,845

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2017 and December 31, 2016:

In thousands	June 30, 2017	December 31, 2016
Gross trade accounts receivable	$48,367	$24,127
Trade allowances	(10,527)	(3,743)
Chargebacks	(353)	(387)
Allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$37,475	$19,985

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Net loss—basic and diluted	$(13,634)	$(13,354)	$(34,575)	$(43,125)
Weighted average shares outstanding—basic and diluted	270,725	184,471	270,445	184,262
Net loss per share—basic and diluted	$(0.05)	$(0.07)	$(0.13)	$(0.23)

For the three and six months ended June 30, 2017 and 2016, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Stock options	23,710	20,641	23,710	20,641
Restricted stock and restricted stock units	12,102	10,361	12,102	10,361
Exchangeable senior notes (if converted)	7,716	59,407	7,716	59,407
Preferred stock (if converted)	32,818	32,818	32,818	32,818

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

The 2012 Notes could be settled in any combination of ADSs or cash, at the Company’s discretion, upon conversion and were therefore accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012

Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which was recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was fully amortized over the expected term of the instrument. The conversion feature in the 2012 Notes qualified for the exception from derivative accounting in accordance with ASC 815-40. The terms of the 2012 Notes also allowed for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of June 30, 2017. The carrying value of the conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 92% and 95% of gross product sales for the six months ended June 30, 2017 and 2016, respectively, and represented 86% and 94% of the gross accounts receivable balance as of June 30, 2017 and 2016, respectively. The Company has not experienced any write-offs of its accounts receivable.

Concentration of Suppliers

The Company has contractual freedom to source the API for Vascepa and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third-party manufacturers and key suppliers.

The Company cannot provide assurance that its efforts to procure uninterrupted supply of Vascepa to meet market demand will continue to be successful or that it will be able to renew current supply agreements on favorable terms or at all. Significant alteration to or termination of the Company’s current supply chain or its failure to enter into new and similar agreements in a timely fashion, if needed, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

The Company currently has manufacturing agreements with three FDA-approved commercial API manufacturers and encapsulators for Vascepa manufacturing. Each of these companies has qualified its manufacturing processes and is capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to encapsulate API will remain qualified to manufacture the product to its specifications or that these and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

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

The following tables present information about the Company’s assets and liabilities as of June 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,276	$9,276	$—	$—

	December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,238	$14,238	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$15,365		$8,437
Long-term debt from royalty-bearing instrument	79,283		85,155
Total long-term debt from royalty-bearing instrument	$94,648	$92,900	$93,592	$90,500

2012 Notes	—	—	15,107	15,174

2017 Notes	28,884	37,700	—	—

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2017 Notes is calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, is calculated using a Level 3 binomial model. The carrying value of the 2012 Notes as of December 31, 2016 does not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. During the first quarter of 2017, the Company repurchased $15.0 million in aggregate principal amount of 2012 Notes at the option of holders and redeemed the remaining $0.1 million in aggregate principal amount at the Company’s option, such that no 2012 Notes remained outstanding as of June 30, 2017. The carrying value of the 2017 Notes as of June 30, 2017 includes a debt discount of $1.1 million, which is being amortized as non-cash interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022. The change in the estimated fair values of these liabilities from December 31, 2016 to June 30, 2017 is largely related to financing activities and changes in the quoted bond prices.

Derivative Liabilities

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of June 30, 2017, the fair value of the derivative was determined to be nil based on current assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.9 and 4.5 years, (ii) coupon rates of between 8.1% and 11.1% and (iii) market yields of between 8.1% and 17.5%. As of December 31, 2016, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.4 and 5.0 years, (ii) coupon rates of between 8.1% and 11.1% and (iii) market yields of between 11.9% and 18.4%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the six months ended June 30, 2017. As of June 30, 2016, the fair value of the derivative was determined to be $2.8 million and, as of December 31, 2015, the fair value of the derivative was determined to be $5.5 million. As such, the Company recognized a $2.7 million gain on change in fair value of derivative liability for the six months ended June 30, 2016.

The Company’s 2014 Notes and 2015 Notes each contained a redemption feature whereby, upon occurrence of a change in control, the Company would have been required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives were carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. These derivative liabilities were derecognized in September 2016 and therefore no gain or loss on change in fair value of derivative liability was recognized for the six months ended June 30, 2017. As of June 30, 2016, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $0.6 million and $0.2 million, respectively, and, as of December 31, 2015, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.1 million and $0.6 million, respectively. As such, the Company recognized a $1.5 million gain and $0.4 million gain on change in fair value of derivative liability for the 2014 Notes and 2015 Notes, respectively, for the six months ended June 30, 2016.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date. The Company also considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2017:

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the accounting, transition and disclosure requirements of these standards and does not expect them to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted for reporting periods and interim periods therein, beginning after December 15, 2016. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method.

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

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 13.1 years. The carrying value as of June 30, 2017 and December 31, 2016 is as follows:

In thousands	June 30, 2017	December 31, 2016
Technology rights	$11,624	$11,624
Accumulated amortization	(3,175)	(2,852)
	$8,449	$8,772

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of June 30, 2017 and December 31, 2016 consist of the following:

In thousands	June 30, 2017	December 31, 2016
Raw materials	$7,345	$4,430
Work in process	10,099	10,716
Finished goods	7,370	5,361
Total inventory	$24,814	$20,507

(5)	Debt

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

As of June 30, 2017, the remaining amount to be repaid to BioPharma is $118.3 million. During the three and six months ended June 30, 2017, the Company made repayments under the agreement of $3.4 million and $7.3 million, respectively, to BioPharma and an additional $4.5 million is scheduled to be paid in August 2017 for the second quarter of 2017. All payments to date have been calculated based on the threshold limitation, as described below, as opposed to the contractual quarterly repayments scheduled through May 2017. Additional quarterly repayments are scheduled to be paid after May 2017, subject only to the threshold limitation. All such payments reduce the remainder of the $150.0 million in aggregate payments to BioPharma.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the six months ended June 30, 2017, as compared to a gain on change in fair value of derivative liability of $2.7 million during the six months ended June 30, 2016.

As of June 30, 2017 and December 31, 2016, the carrying value of the BioPharma debt, net of the unamortized debt discount and issuance costs, was $94.6 million and $93.6 million, respectively. During the six months ended June 30, 2017, the Company recorded cash and non-cash interest expense of $3.2 million and $1.1 million, respectively, in connection with the BioPharma debt, compared to $3.4 million and $1.0 million, respectively, during the six months ended June 30, 2016. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. As of June 30, 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

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

The terms of the 2012 Notes allowed for repurchase in cash by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after

January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of June 30, 2017.

The 2012 Notes were exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election. At the time of issuance, the Company calculated the fair value of the liability component of the 2012 Notes to be $126.2 million and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option, resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. The debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The $23.8 million equity component allocated to the conversion option was reduced by the portion of offering costs allocated to the equity component, $10.1 million upon extinguishment of the 2012 Notes as part of the 2014 Notes exchange and $1.3 million upon extinguishment of the 2012 Notes as part of the 2015 Notes issuance, such that $11.5 million remained in equity as of both June 30, 2017 and December 31, 2016. The conversion option was not remeasured each reporting period as it continued to meet the criteria for equity classification, and will remain in equity hereafter as a result of the repayment in full of the related debt instrument during the first quarter of 2017.

The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component as well as the discount created from allocating proceeds to the conversion option were amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. Such discounts were fully amortized prior to 2016. The carrying value of the 2012 Notes was nil and $15.1 million as of June 30, 2017 and December 31, 2016, respectively, included within current portion of exchangeable senior notes, net of discount, due to the holders’ January 19, 2017 optional put date.

The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition, the Company recognized a discount of $2.5 million in underwriter’s fees and offering costs. The 2015 Notes were recorded at fair value of $27.5 million representing a $3.8 million discount to par. In addition, the Company recognized a discount of $0.1 million in offering costs. These discounts were amortized as interest expense over the expected terms of the 2014 Notes and 2015 Notes, which was expected to be through the first optional put date in January 2019 for each. The carrying value of the 2014 Notes and 2015 Notes was nil as of June 30, 2017 and December 31, 2016.

The 2014 Notes and 2015 Notes contained a provision that if a fundamental change (as defined in the 2014 Notes and 2015 Notes) had occurred prior to the notes being exchanged, holders may have required the Company to repurchase all or part of their notes for cash at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the 2014 Notes and 2015 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. The Company determined that these fundamental change redemption features represented embedded derivatives requiring bifurcation from the respective debt liabilities and allocated $3.5 million of the $90.8 million fair value of the 2014 Notes and $0.5 million of the $27.5 million fair value of the 2015 Notes to derivative liabilities. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the statement of operations. During the six months ended June 30, 2016, the Company recognized a $1.5 million gain and a $0.4 million gain on the change in fair value of the redemption features of the 2014 Notes and 2015 Notes, respectively.

The Notes had a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year. During the six months ended June 30, 2016, the Company recognized aggregate interest expense of $6.9 million related to the Notes, of which $4.0 million represents non-cash interest and $2.9 million represents contractual coupon interest. During the six months ended June 30, 2017, the Company recognized cash interest expense of less than $0.1 million related to the Notes. As of June 30, 2017 and December 31, 2016, the Company had total accrued interest on the Notes of nil and $0.2 million, respectively, which is included in current portion of exchangeable senior notes, net of discount. The Company made the contractual interest payments due on the Notes during the six months ended June 30, 2017 and 2016 of $0.3 million and $2.5 million, respectively.

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

The initial exchange rate is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs. Based on the closing price of the Company’s stock as of June 30, 2017, the value of the shares if converted on that date would exceed the principal amount of the 2017 Notes by $1.1 million.

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

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs are presented as a direct deduction from the debt liability on the condensed consolidated balance sheet. This discount is being amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of June 30, 2017, the carrying value of the 2017 Notes, net of unamortized discount, was $28.9 million.

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

During the six months ended June 30, 2017, the Company recognized interest expense of $0.5 million related to the 2017 Notes, of which $0.1 million represents non-cash interest and $0.5 million represents contractual coupon interest. As of June 30, 2017, the Company had accrued interest of $0.5 million related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the condensed consolidated balance sheet.

(6)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and “Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 include discussions of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing, other than as set forth below.

On May 23, 2017, the Third Circuit Court of Appeals affirmed the May 26, 2016 judgment of the U.S. District Court for the District of New Jersey in connection with the district court’s grant of the Company’s motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). Plaintiffs sought a rehearing and en banc review of such affirmation, each of which were denied.

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

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of June 30, 2017, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

Chemport was approved by the FDA to manufacture API for commercial sale in April 2013 and the Company began purchasing commercial supply from Chemport in 2013. The agreement with Chemport contains a provision requiring the Company to pay Chemport a certain cash remedy for any shortfall in the minimum purchase obligations. The Company began purchasing commercial supply from Novasep in 2015. API manufactured by Novasep was previously approved by the FDA in July 2014. The 2015 supply agreement with Novasep contains a provision requiring the Company to pay Novasep a certain cash remedy for any shortfall in the minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”) upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.8 million as of June 30, 2017). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.5 million as of June 30, 2017) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.0 million as of June 30, 2017).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of June 30, 2017.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. In 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of June 30, 2017, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

Incentive Equity Awards

As of June 30, 2017, there were an aggregate of 23,710,305 stock options and 12,102,429 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 4%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the six months ended June 30, 2017 and 2016, the Company issued 221,345 and 83,020 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.4 million during the six months ended June 30, 2017 and $0.1 million during the six months ended June 30, 2016.

On May 15, 2017, the Company granted a total of 91,504 RSUs and 131,575 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

Also on May 15, 2017, the Company granted a total of 2,310,000 RSUs to employees under the 2011 Plan that vest over three years commencing after anticipated REDUCE-IT results upon the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth.

On February 1, 2017, the Company granted a total of 1,575,000 RSUs and 2,642,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest over a four-year period. The issuance of 989,000 of these RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on May 15, 2017.

On July 11, 2016, the Company granted a total of 148,403 RSUs and 208,340 stock options to members of the Company’s Board of Directors under the 2011 Plan. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period. During the six months ended June 30, 2017, the Company issued 494,885 common shares related to the vesting of these RSUs, of which 191,899 shares were retained as treasury shares as settlement of employee tax obligations.

(8)	Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement (the “Agreement”) with Kowa Pharmaceuticals America, Inc. related to the commercialization of Vascepa® (icosapent ethyl) capsules in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America, Inc. the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The initial term of the Agreement extends through 2018. The Agreement was amended on July 25, 2017 to reflect evolving promotional needs, including refinement of target lists.

During the term, Kowa Pharmaceuticals America, Inc. and Amarin have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States. The performance requirements include a negotiated minimum number of details to be delivered by each party in the first and second position, and the use of a negotiated number of minimum sales representatives from each party. Kowa Pharmaceuticals America, Inc. has agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. Amarin will continue to recognize all revenue from sales of Vascepa and will use commercially reasonable efforts to maintain a minimum amount of inventory of Vascepa for use in the United States.

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. is scheduled, as amended, to be approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the Agreement, as amended, the Company anticipates incurring expense for both the annual co-promotion fee, which in 2018 will again be calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the Agreement, as amended, upon expiration of the Agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee earned in the final year of the Agreement.

As of June 30, 2017 and December 31, 2016, the Company had a net accrual of $12.3 million and $2.5 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees accrued for three quarters and one quarter, respectively, under the agreement with Kowa Pharmaceuticals America, Inc., net of reimbursable amounts incurred for samples and other marketing expenses. Under the terms of the Agreement, as amended, the Company anticipates paying the co-promotion fees quarterly going forward without multiple quarters being accrued without payment.

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

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments primarily related to the Eddingpharm and Biologix agreements.  Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which the Company is required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the six months ended June 30, 2017 and 2016, the Company recognized $0.6 million and $0.5 million of up-front and milestone payments as licensing revenue, respectively, and recorded $14.8 million and $15.1 million as deferred revenue as of June 30, 2017 and December 31, 2016, respectively.

(10)	Subsequent Events

The Company has evaluated subsequent events from June 30, 2017 through the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force of approximately 150 sales professionals, including sales representatives and their managers. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, commencing in May 2014.

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

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in early 2018 with study results then expected to be available and published in the second or third quarter of 2018. In addition, since its inception in 2011, our REDUCE-IT special protocol assessment (SPA) agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the study’s independent data monitoring committee (DMC) at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Since patient enrollment commenced in 2011, more than 30,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, the DMC has communicated to us that we should continue the study as planned.

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

Commercialization – United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We currently market Vascepa in the United States through our direct sales force of approximately 150 sales professionals, including sales representatives and their managers. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. We also employ various marketing personnel to support our commercialization of Vascepa. In October 2016, in addition to the original 1-gram capsule size for Vascepa, we introduced a smaller 0.5-gram capsule size, the first and only 0.5-gram prescription omega-3 alternative available on the market, for the subset of patients who prefer a smaller capsule. The FDA-approved dosing for Vascepa continues to be 4 grams per day, and we expect that the majority of patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsule. We also expect that the majority of new patients will be prescribed the 1-gram size Vascepa capsule.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. is scheduled, as amended, to be approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the agreement, as amended, we anticipate incurring expense for both the annual co-promotion fee, which in 2018 will again be calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the agreement, as amended, upon expiration of the agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee earned in the final year of the agreement.

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2017 was approximately 344,000 compared to 305,000 and 230,000 in the three months ended March 31, 2017 and June 30, 2016, respectively. According to data from another third party, IMS Health, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2017 was approximately 372,000 compared to 335,000 and 245,000 in the three months ended March 31, 2017 and June 30, 2016, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. During 2016, predominantly in the second quarter, wholesaler inventory levels increased based on estimated days of inventory on hand. In addition, regional stocking of Vascepa expanded at certain retail pharmacies, likely due to higher volume sales of Vascepa.

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

In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data.

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

Completion of the REDUCE-IT study is designed to occur after reaching an aggregate number of cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in early 2018 with study results then expected to be available in the second or third quarter of 2018. In addition, since its inception in 2011, our REDUCE-IT SPA agreement with the FDA has provided for periodic safety reviews and an interim efficacy and safety analysis by the independent DMC at approximately 60% of the target aggregate number of primary cardiovascular events. In August 2016, we announced an amendment to our REDUCE-IT SPA agreement with FDA that reaffirmed FDA concurrence on key elements of the study, defined details of the statistical analysis plan for the study, expanded to greater than 30 the pre-specified secondary and tertiary endpoints in the study, and added a second interim efficacy and safety analysis by the DMC at approximately 80% of the target aggregate number of primary cardiovascular events.

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

Since patient enrollment commenced in 2011, more than 30,000 patient years of study experience have been accumulated in REDUCE-IT. The DMC has reviewed unblinded safety data on a quarterly basis since 2013 and, after each such review of unblinded safety data to date, the DMC has recommended to us that the study be continued as planned.

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

Financial Position

We believe that our cash and cash equivalents of $85.5 million as of June 30, 2017 will be sufficient to fund our projected operations through results of the REDUCE-IT study, which we anticipate will be available in the second or third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our December 2012 financing arrangement with BioPharma and interest incurred under our 3.5% exchangeable notes. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest expense under our BioPharma financing arrangement is calculated based on an estimated repayment schedule. Interest income consists of interest earned on our cash and cash equivalents. Other interest (expense), net, consists primarily of foreign exchange losses and gains.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, during 2013, before we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized net product revenue of $79.3 million and $58.1 million based on sales to Distributors during the six months ended June 30, 2017 and 2016, respectively.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health Solutions and IMS Health in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the six months ended June 30, 2017 and 2016.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have historically generated annual positive taxable income in the United States. When making our assessment about the realization of our U.S. deferred tax assets at June 30, 2017, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the recorded net U.S. deferred tax assets of $11.1 million are more likely than not to be realizable as of June 30, 2017. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by us or adopted as of the specified effective date. We considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2017:

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We have evaluated the accounting, transition and disclosure requirements of these standards and do not expect them to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted for reporting periods and interim periods therein, beginning after December 15, 2016. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

Product Revenue, net. We recorded net product revenue of $44.9 million and $32.8 million during the three months ended June 30, 2017 and 2016, respectively, an increase of $12.1 million, or 37%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 114,000 and 127,000, respectively, over the three months ended June 30, 2016, representing growth of 50% and 52%, respectively. As reported previously, an increase in wholesaler inventory levels resulted in a net overall increase in product revenue of approximately $2.9 million to $3.2 million during the second quarter of 2016 calculated based on estimated days of Vascepa sales on hand. During the second quarter of 2017, the level of inventories held by our Distributors decreased modestly calculated on the same basis. We believe that changes in channel inventory at these independent wholesalers and retail pharmacies are common and are impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of the second quarters of 2017 and 2016 are within ordinary ranges. The increase in net product revenue driven by the increase in estimated normalized total Vascepa prescriptions was partially offset by a slightly lower net average selling price for Vascepa during the three months ended June 30, 2017 driven primarily by a higher proportion of revenues derived for Vascepa prescriptions filled by patients covered by Medicare insurance, the rebate levels for which are on average higher than rebates under commercial managed care insurance plans.

All of our product revenue in the three months ended June 30, 2017 and 2016 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Included in 2017 net product revenue are sales of 0.5-gram size Vascepa capsules, which were introduced in October 2016, for the subset of patients who prefer a smaller capsule. Sales of Vascepa 0.5-gram size capsules have not been significant to date. The FDA-approved dosing for Vascepa continues to be 4 grams per day and we expect that the majority of patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsules. We also expect that the majority of new patients will be prescribed the 1-gram size Vascepa capsule. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the quarters ended June 30, 2017 and 2016, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended June 30, 2017 and 2016 was up to $70 per 30-day prescription filled and also included up to $140 per 90-day prescription filled during the second quarter of 2017. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended June 30, 2017 and 2016 was $0.3 million in each period. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required. We do not anticipate significant revenues related to the Biologix agreement in 2017.

Cost of Goods Sold. Cost of goods sold during the three months ended June 30, 2017 and 2016 was $11.4 million and $8.9 million, respectively, an increase of $2.5 million, or 29%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2017 and 2016 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the three months ended June 30, 2017 and 2016 was 75% and 73%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2017 and 2016 was $31.5 million and $26.1 million, respectively, an increase of $5.5 million, or 21%. Selling, general and administrative expenses for the three months ended June 30, 2017 and 2016 are summarized in the table below:

	Three months ended June 30,
In thousands	2017	2016
Selling, general and administrative expense (1)	$23,909	$18,622
Co-promotion fees (2)	4,569	4,551
Non-cash stock-based compensation expense (3)	3,067	2,893
Total selling, general and administrative expense	$31,545	$26,066

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the three months ended June 30, 2017 and 2016 was $23.9 million and $18.6 million, respectively, an increase of $5.3 million, or 28%. The increase is due primarily to increased promotional activities and increased legal costs, which are subject to quarterly variability. We currently estimate that the level of our selling, general and administrative expenses in the second half of 2017 will approximate the level of such costs in the first half of 2017.

(2)

Co-promotion fees accrued under our agreement with Kowa Pharmaceuticals America, Inc. for the three months ended June 30, 2017 and 2016 were $4.6 million in each period. In 2017, we and Kowa Pharmaceuticals America, Inc. amended the contract for the remaining contract term as it relates to the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. and certain other refinements, among others. As a result, while gross margin on product sales increased, the co-promote fee remained relatively flat for the second quarter of 2017 as compared to the prior year period.

(3)	Non-cash stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $3.1 million and $2.9 million, respectively, an increase of $0.2 million, or 6%.

Research and Development Expense. Research and development expense for the three months ended June 30, 2017 and 2016 was $13.7 million and $12.6 million, respectively, an increase of $1.1 million, or 9%. Research and development expenses for the three months ended June 30, 2017 and 2016 are summarized in the table below:

	Three months ended June 30,
In thousands	2017	2016
REDUCE-IT study (1)	$10,445	$8,709
Regulatory filing fees and expenses (2)	134	591
Internal staffing, overhead and other (3)	2,557	2,806
Research and development expense, excluding non-cash expense	13,136	12,106
Non-cash stock-based compensation expense (4)	558	472
Total research and development expense	$13,694	$12,578

The increase in research and development expenses for the quarter ended June 30, 2017, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended June 30, 2017 and 2016, we incurred expenses through our CRO in connection with this trial of approximately $9.2 million and $7.5 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended June 30, 2017 and 2016 for REDUCE-IT were approximately $10.4 million and $8.7 million, respectively. The increase in expenses in 2017 as compared to 2016 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in early 2018 with study results then expected to be available and published in the second or third quarter of 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.

(2)

The regulatory filing fees in each of the quarters ended June 30, 2017 and 2016 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

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

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the three months ended June 30, 2017 was nil versus a gain of $5.8 million in the prior year period. Gain on change in fair value of derivative liabilities for the three months ended June 30, 2017 and 2016 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount, which net remaining unpaid amount as of June 30, 2017 was $118.3 million. Unless this early redemption feature is triggered, the remaining amount, without additional interest accumulation, is anticipated to be paid based on the royalty provisions of the agreement. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. No gain or loss on change in fair value of derivative liability was recognized for the three months ended June 30, 2017 as the fair value of the derivative was determined to be nil based on underlying assumptions as of both March 31, 2017 and June 30, 2017. As of March 31, 2016, the fair value of the derivative was determined to be $5.9 million, and as of June 30, 2016, the fair value of the derivative was determined to be $2.8 million. As such, we recognized a $3.1 million gain on change in fair value of derivative liability for the three months ended June 30, 2016.

Our 3.5% May 2014 exchangeable senior notes due 2032, or 2014 Notes, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and therefore no gain or loss on change in fair value of derivative liability was recognized for the three months ended June 30, 2017. As of March 31, 2016, the fair value of the derivative was determined to be $2.8 million, and as of June 30, 2016, the fair value of the derivative was determined to be $0.6 million. As such, we recognized a $2.2 million gain on change in fair value of derivative liability for the three months ended June 30, 2016.

Our 3.5% November 2015 exchangeable senior notes due 2032, or 2015 Notes, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and therefore no gain or loss on change in fair value of derivative liability was recognized for the three months ended June 30, 2017. As of March 31, 2016, the fair value of the derivative was determined to be $0.7 million and as of June 30, 2016, the fair value of the derivative was determined to be $0.2 million. As such, we recognized a $0.6 million gain on change in fair value of derivative liability for the three months ended June 30, 2016.

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

Interest Expense, net. Net interest expense for the three months ended June 30, 2017 and 2016 was $2.3 million and $5.6 million, respectively, a decrease of $3.3 million, or 59%. Net interest expense for the three months ended June 30, 2017 and 2016 is summarized in the table below:

	Three months ended June 30,
In thousands	2017	2016
Exchangeable senior notes (1):
Amortization of debt discounts	$53	$2,048
Contractual coupon interest	263	1,445
Total exchangeable senior notes interest expense	316	3,493
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,611	1,685
Non-cash interest	530	516
Total long-term debt from royalty-bearing instrument interest expense	2,141	2,201
Other interest expense	2	4
Total interest expense	2,459	5,698
Interest income (3)	(144)	(82)
Total interest expense, net	$2,315	$5,616

(1)

Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended June 30, 2017 and 2016 was $0.3 million and $3.5 million, respectively. The decrease in cash and non-cash interest expense is the result of the decrease in principal amount of exchangeable senior notes from $165.1 million outstanding as of June 30, 2016 to $30.0 million outstanding as of June 30, 2017.

(2)

Cash and non-cash interest expense related to the BioPharma royalty-bearing instrument for the three months ended June 30, 2017 and 2016 was $2.1 million and $2.2 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended June 30, 2017 and 2016 was $0.1 million in each period. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the three months ended June 30, 2017 and 2016 was income of $0.1 million and expense of $0.2 million, respectively. Other income (expense), net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the three months ended June 30, 2017 and 2016 was nil and $1.0 million, respectively. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the second quarter of 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year.  Therefore, the appropriate amount of income tax benefit to recognize during the three months ended June 30, 2017 is zero. The benefit recognized during the three months ended June 30, 2016 related entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Product Revenue, net. We recorded net product revenue of $79.3 million and $58.1 million during the six months ended June 30, 2017 and 2016, respectively, an increase of $21.2 million, or 36%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health Solutions and IMS Health, estimated normalized total Vascepa prescriptions increased by approximately 218,000 and 250,000, respectively, over the six months ended June 30, 2016, representing growth of 51% and 55%, respectively. During the six months ended June 30, 2017, overall wholesaler inventory levels decreased from year-end 2016 levels calculated based on estimated days of Vascepa sales on hand. Consequently, we estimate that this decrease in wholesaler inventory levels adversely impacted net product revenue by approximately $2.0 million to $2.3 million for the first half of 2017. During the six months ended June 30, 2016, an increase in wholesaler inventory levels resulted in a net overall increase in product revenue of approximately $1.5 million to $1.8 million calculated based on estimated days of Vascepa sales on hand. We believe that changes in channel inventory at these independent wholesalers and retail pharmacies are common and are impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of the first halves of 2017 and 2016 are within ordinary ranges.

All of our product revenue in the six months ended June 30, 2017 and 2016 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Included in 2017 net product revenue are sales of 0.5-gram size Vascepa capsules, which were introduced in October 2016, for the subset of patients who prefer a smaller capsule. Sales of Vascepa 0.5-gram size capsules have not been significant to date. The FDA-approved dosing for Vascepa continues to be 4 grams per day and we expect that the majority of patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsules. We also expect that the majority of new patients will be prescribed the 1-gram size Vascepa capsule. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and IMS Health may differ from period to period.

During the six months ended June 30, 2017 and 2016, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the six months ended June 30, 2017 and 2016 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the six months ended June 30, 2017 and 2016 was $0.6 million and $0.5 million, respectively, an increase of $0.1 million, or 10%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreement. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required. We do not anticipate significant revenues related to the Biologix agreement in 2017.

Cost of Goods Sold. Cost of goods sold during the six months ended June 30, 2017 and 2016 was $19.6 million and $15.8 million, respectively, an increase of $3.8 million, or 24%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2017 and 2016 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the six months ended June 30, 2017 and 2016 was 75% and 73%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2017 and 2016 was $65.7 million and $54.1 million, respectively, an increase of $11.6 million, or 22%. Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 are summarized in the table below:

	Six months ended June 30,
In thousands	2017	2016
Selling, general and administrative expense (1)	$50,020	$40,260
Co-promotion fees (2)	9,801	8,049
Non-cash stock-based compensation expense (3)	5,895	5,777
Total selling, general and administrative expense	$65,716	$54,086

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the six months ended June 30, 2017 and 2016 was $50.0 million and $40.3 million, respectively, an increase of $9.8 million, or 24%. The increase is due primarily to increased promotional activities and increased legal costs, which are subject to quarterly variability. We currently estimate that the level of our selling, general and administrative expenses in the second half of 2017 will approximate the level of such costs in the first half of 2017.

(2)

Co-promotion fees accrued under our agreement with Kowa Pharmaceuticals America, Inc. for the six months ended June 30, 2017 and 2016 were $9.8 million and $8.0 million, respectively, an increase of $1.8 million, or 22%. The increase is due primarily to an increase in gross margin on product sales in the first half of 2017 compared to the same period of 2016, offset as a result of amended contract terms in 2017 related to the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. and certain other refinements.

(3)	Non-cash stock-based compensation expense for the six months ended June 30, 2017 and 2016 was $5.9 million and $5.8 million, respectively, an increase of $0.1 million, or 2%.

Research and Development Expense. Research and development expense for the six months ended June 30, 2017 and 2016 was $24.5 million and $26.3 million, respectively, a decrease of $1.8 million, or 7%. Research and development expenses for the six months ended June 30, 2017 and 2016 are summarized in the table below:

	Six months ended June 30,
In thousands	2017	2016
REDUCE-IT study (1)	$18,128	$18,072
Regulatory filing fees and expenses (2)	336	1,297
Internal staffing, overhead and other (3)	4,972	5,754
Research and development expense, excluding non-cash expense	23,436	25,123
Non-cash stock-based compensation expense (4)	1,081	1,185
Total research and development expense	$24,517	$26,308

The decrease in research and development expenses for the six months ended June 30, 2017, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the six months ended June 30, 2017 and 2016, we incurred expenses through our CRO in connection with this trial of approximately $15.8 million and $15.1 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the six months ended June 30, 2017 and 2016 for REDUCE-IT were approximately $18.1 million in each period. The increase in expenses in 2017 as compared to 2016 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached in early 2018 with study results then expected to be available and published in the second or third quarter of 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.

(2)

The regulatory filing fees in each of the six months ended June 30, 2017 and 2016 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

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

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the six months ended June 30, 2017 was nil versus a gain of $4.6 million in the prior year period. Gain on change in fair value of derivative liabilities for the six months ended June 30, 2017 and 2016 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount, which net remaining unpaid amount as of June 30, 2017 was $118.3 million. Unless this early redemption feature is triggered, the remaining amount, without additional interest accumulation, is anticipated to be paid based on the royalty provisions of the agreement. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. No gain or loss on change in fair value of derivative liability was recognized for the six months ended June 30, 2017 as the fair value of the derivative was determined to be nil based on underlying assumptions as of both December 31, 2016 and June 30, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of June 30, 2016, the fair value of the derivative was determined to be $2.8 million. As such, we recognized a $2.7 million gain on change in fair value of derivative liability for the six months ended June 30, 2016.

Our 3.5% May 2014 exchangeable senior notes due 2032, or 2014 Notes, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the

2014 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and therefore no gain or loss on change in fair value of derivative liability was recognized for the six months ended June 30, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $2.1 million, and as of June 30, 2016, the fair value of the derivative was determined to be $0.6 million. As such, we recognized a $1.5 million gain on change in fair value of derivative liability for the six months ended June 30, 2016.

Our 3.5% November 2015 exchangeable senior notes due 2032, or 2015 Notes, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and therefore no gain or loss on change in fair value of derivative liability was recognized for the six months ended June 30, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $0.6 million and as of June 30, 2016, the fair value of the derivative was determined to be $0.2 million. As such, we recognized a $0.4 million gain on change in fair value of derivative liability for the six months ended June 30, 2016.

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

Interest Expense, net. Net interest expense for the six months ended June 30, 2017 and 2016 was $4.7 million and $11.2 million, respectively, a decrease of $6.5 million, or 58%. Net interest expense for the six months ended June 30, 2017 and 2016 is summarized in the table below:

	Six months ended June 30,
In thousands	2017	2016
Exchangeable senior notes (1):
Amortization of debt discounts	$92	$4,017
Contractual coupon interest	483	2,890
Total exchangeable senior notes interest expense	575	6,907
Long-term debt from royalty-bearing instrument (2):
Cash interest	3,236	3,363
Non-cash interest	1,056	1,021
Total long-term debt from royalty-bearing instrument interest expense	4,292	4,384
Other interest expense	4	9
Total interest expense	4,871	11,300
Interest income (3)	(175)	(98)
Total interest expense, net	$4,696	$11,202

(1)

Cash and non-cash interest expense related to the exchangeable senior notes for the six months ended June 30, 2017 and 2016 was $0.6 million and $6.9 million, respectively. The decrease in cash and non-cash interest expense is the result of the decrease in principal amount of exchangeable senior notes from $165.1 million outstanding as of June 30, 2016 to $30.0 million outstanding as of June 30, 2017.

(2)

Cash and non-cash interest expense related to the BioPharma royalty-bearing instrument for the six months ended June 30, 2017 and 2016 was $4.3 million and $4.4 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the six months ended June 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the six months ended June 30, 2017 and 2016 was income of $0.1 million and expense of $0.3 million, respectively. Other income (expense), net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the six months ended June 30, 2017 and 2016 was nil and $1.3 million, respectively. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the six months ended June 30, 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year.  Therefore, the appropriate amount of income tax benefit to recognize during the six months ended June 30, 2017 is zero. The benefit recognized during the six months ended June 30, 2016 related entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2017 include cash and cash equivalents of $85.5 million. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2017	2016
Cash (used in) provided by:
Operating activities	$(24.4)	$(33.8)
Investing activities	—	—
Financing activities	11.6	(0.7)
Decrease in cash and cash equivalents	$(12.8)	$(34.5)

Net cash used in operating activities during the six months ended June 30, 2017 compared to the same period in 2016 decreased primarily as a result of increased collections due to higher revenues, which resulted in decreased net loss. Increased sales and marketing spending in the first half of 2017 in support of expanded Vascepa promotion was more than offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150.0 million of future revenue and receivables. As of June 30, 2017, the net remaining amount to be repaid to BioPharma is $118.3 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of June 30, 2017, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

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

As of June 30, 2017, we had cash and cash equivalents of $85.5 million, a decrease of $12.8 million from December 31, 2016. The decrease is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT, substantially offset by accounts receivable collections and the net effect of financing activities related to the repayment of the 2012 Notes and issuance of the 2017 Notes. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.2 billion as of June 30, 2017. We believe that our net cash flow from operations in 2017, excluding financings and debt issuance, interest, royalties and R&D costs, the majority of which are associated with REDUCE-IT, will be positive for 2017. On this basis, we have been cash flow positive for the six months ended June 30, 2017. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and payments to our Vascepa co-promotion partner. We believe that our cash and cash equivalents will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available in the second or third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study.

Contractual Obligations

We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport, and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps), Catalent Pharma Solutions, and Capsugel Plöermel SAS, LLC, or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable through certain cash remedies. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.

We have operating lease costs consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, offset by sublease rental income.

Under the terms of the agreement with BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of June 30, 2017, the net remaining amount to be repaid to BioPharma is $118.3 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of June 30, 2017, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

We have scheduled interest payments due under the terms of the 2017 Notes, assuming that they remain outstanding through January 19, 2022 and have not been exchanged for ADSs.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.3 million in each of the six months ended June 30, 2017 and 2016. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.8 million as of June 30, 2017). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.5 million as of June 30, 2017) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.0 million as of June 30, 2017).

We do not enter into financial instruments for trading or speculative purposes. As of June 30, 2017, we had no outstanding forward exchange contracts.

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

As of June 30, 2017 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 include discussions of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing, other than as set forth below.

On May 23, 2017, the Third Circuit Court of Appeals affirmed the May 26, 2016 judgment of the U.S. District Court for the District of New Jersey in connection with the district court’s grant of our motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). Plaintiffs sought a rehearing and en banc review of such affirmation, each of which were denied.

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

In May 2014, we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014. Under the agreement, Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, along with our approximately 150 sales professionals, including sales representatives and their managers, based on a plan designed to focus on select sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth and increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner. In addition, if the results of the REDUCE-IT outcomes study are successful, we plan to expand our promotion of Vascepa, including increasing the size of our team. We will need to overcome challenges associated with rapidly hiring and training personnel and managing larger teams of people. Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. is designed such that their co-promotion of Vascepa ceases after 2018. If we do not extend this co-promotion agreement, enter into a co-promotion agreement with an equally capable company or hire equally capable sales representatives, our sales may be negatively impacted by the end of co-promotion under this agreement.

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

Results of pending low dose omega-3 cardiovascular outcomes studies may negatively affect sales of Vascepa. For example, in 2018, results of both VITamin D and OmegA-3 TriaL (VITAL) and A Study of Cardiovascular Events iN Diabetes (ASCEND) trials are expected to be released.  VITAL is an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk. ASCEND is a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acids 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease.  Positive results due to the omega-3 component from one or both trials may influence greater utilization of 1 gram daily of dietary supplements in a broad low cardiovascular risk population and in patients with diabetes and may potentially cause an update of AHA recommendation for 1 gram per day of EPA and DHA based on trial results. Also, AstraZeneca is currently conducting a long-term outcomes study to assess STatin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily, for approximately 3-5 years as determined when the number of major adverse cardiovascular event outcomes is reached. The STRENGTH study estimated completion date is in November 2019, but it could be stopped earlier if, for example, it generates an overwhelming efficacy result.

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

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti intends to complete long-term toxicity studies in the next 6-9 months and follow these with a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, announced favorable Phase 3 results of volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, in patients with severe hypertriglyceridemia (COMPASS trial) and in patients with familial chylomicronemia syndrome (FCS) (APPROACH trial). Phase 3 trials are currently ongoing studying volanesorsen in patients with FCS and familial partial lipodystrophy (FPL) with data expected in 2017 and 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including volanesorsen. Madrigal Pharmaceuticals has ongoing Phase 2 trials of MGL-3196 in patients with heterozygous familial hypercholesterolemia (HeFH) and in patients with Non-Alcoholic Steatohepatitis (NASH). Finally, Gemphire Therapeutics announced favorable results from a Phase 2 trial to evaluate the safety and efficacy of gemcabene, an oral, once-daily pill, in the treatment of patients with homozygous familial hypercholesterolemia (HoFH) on stable lipid-lowering therapy. The novel mechanism of action of gemcabene may support multiple indications including a potential severe triglyceride reduction. Three Phase 2b trials of gemcabene are ongoing in patients with HoFH on stable lipid-lowering therapy, in patients with severe hypertriglyceridemia, and in patients with hypercholesterolemia on a high-intensity stable statin therapy with or without ezetimibe.

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

The paragraph IV notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that our patents are invalid, or both. After receipt of a valid notice, we would have the option of bringing a patent infringement suit in federal district court against any generic company seeking approval for its product within 45 days from the date of receipt of each notice. If such a suit is commenced within this 45-day period, we will be entitled to receive a 30 month stay on FDA’s ability to give final approval to any of the proposed products that reference Vascepa that begins on the date we receive the paragraph IV notice. The stay may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the applicant before the expiration of the 30-month period, the stay will be immediately lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patents are not upheld or if the generic competitor is found not to infringe such patents.

In the first half of 2014, we received six paragraph IV notices notifying us of accepted ANDAs to Vascepa under the Hatch-Waxman Amendments. These ANDAs were submitted and accepted by FDA under the regulatory scheme adopted under the Hatch-Waxman Amendments based on the FDA’s determination that we were entitled to three, and not five-year exclusivity. As a result, from the first half of 2014 until June 2015, we were engaged in costly litigation with the ANDA applicants to protect our patent rights.

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

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to co-promote Vascepa in the United States under which Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, along with our approximately 150 sales professionals, including sales representatives and their managers. Co-promotion under the agreement commenced in May 2014 based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. While our agreement provides for minimum performance criteria, we have little control over Kowa Pharmaceuticals America, Inc., and it may fail to devote the necessary resources and attention to promote Vascepa effectively. If that were to occur for an extended period of time, depending on Vascepa revenues, we may have to curtail the continued development of Vascepa for approval for additional indications or increase our planned expenditures and undertake additional development or commercialization activities at our own expense. Or, we may seek to terminate the agreement and search for another commercialization partner. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication and we believe the First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label or our settlement. If we are found to have promoted Vascepa outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the False Claims Act, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our co-promotion partner, Kowa Pharmaceuticals America, Inc., or our commercialization partners outside the United States. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Further, as is typical of interim analyses, the statistical threshold for defining overwhelming efficacy on the primary endpoint that would call for stopping the study early in connection with such analysis is considerably higher than the threshold for defining statistical significance after the expected completion of the study in early 2018. We do not expect the study to be stopped due to overwhelming efficacy at the 80% interim look. We have requested the DMC to not recommend stopping the study early based only upon the achievement of statistical significance for the primary endpoint, but to ensure that supportive trends of benefit are also consistently observed in certain secondary endpoints and subpopulations before recommending that the study be stopped early for overwhelming efficacy. For example, even if the appropriate studied cardiovascular events in the trial occur at sufficiently low rates in the active, Vascepa, group as compared to the placebo group such that the study would be a success at completion, the more rigorous statistical analysis applied by the DMC at the interim analysis may not warrant stoppage of the study for overwhelming efficacy in connection with the interim analysis. The study may also be stopped pursuant to recommendation by the DMC at this interim analysis due to low likelihood of obtaining a favorable result at completion. Despite no formal futility analysis or boundary being pre-specified in the protocol, it is within the purview of the DMC to weigh all available information and recommend study stoppage or continuation.

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

Even if we obtain positive results from early stage preclinical studies or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease. Questions can also arise on the quality of study data or its reliability. For example, during the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, raised questions about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. It was ultimately concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of Vascepa and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the FDA approved Vascepa for use in the MARINE indication in July 2012, FDA did not dispute the veracity of the ANCHOR trial data and, in connection with the March 2016 agreement we reached with the FDA allowing us to promote the results of the ANCHOR study, the FDA did not require that we include any qualification related to this earlier question regarding the mineral oil placebo. The FDA, early on in the course of the REDUCE-IT trial, directed the DMC for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting to date, the DMC has recommended to continue the REDUCE-IT study as planned. Each of these ongoing DMC recommendations has been shared with FDA. Amarin and FDA remain blinded to such study data. Despite the currently positive disposition of this matter, it illustrates that concerns such as this may arise in the future that could affect our product development, regulatory review or the public perception of our products and our future prospects.

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

While we have contractual freedom to source the API for Vascepa and have entered into supply agreements with multiple suppliers who also rely on other third-party suppliers to manufacture the API for Vascepa, Novasep, Nisshin and Chemport currently supply all of our API for Vascepa. Our strategy in adding API suppliers has been to expand manufacturing capacity, maintain competitive advantages, and mitigate the risk of reliance on any single supplier.

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

We also have an agreement with Biologix, entered into in March 2016, to register and commercialize Vascepa in countries within the Middle East and North Africa. Commercialization across the region, as in China, is subject to similar third-party risk.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 56 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 56 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively,
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021,
•	43 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later,
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030,
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030,
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030,
•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030,
•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030,
•	1 additional patent covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034, and
•	1 additional patent covering a new combination therapy comprised of EPA and another drug.

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

On July 29, 2015, the plaintiffs filed an amended complaint and we again moved to dismiss. On April 26, 2016, the court granted a second motion to dismiss, again without prejudice, with leave for plaintiffs to file an amended complaint. On May 24, 2016, plaintiffs notified the court they would not file another amended complaint and on September 21, 2016, filed a brief in support of their appeal of the more recent dismissal to the Third Circuit Court of Appeals. On May 23, 2017, the Third Circuit Court of Appeals affirmed the May 26, 2016 judgment of the district court in connection with the district court’s grant of our motion to dismiss the lawsuit. Plaintiffs sought a rehearing and en banc review of such affirmation, each of which were denied.  If the plaintiffs seek appeal to the Supreme Court, we plan to continue with our vigorous defense.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 92% and 95% of gross product sales for the six months ended June 30, 2017 and 2016, respectively, and represented 86% and 94% of the gross accounts receivable balance as of June 30, 2017 and 2016, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2016, 2015, and 2014, we reported losses of approximately $86.4 million, $149.1 million, and $56.4 million, respectively, and we had an accumulated deficit as of December 31, 2016 of $1.2 billion. For the six months ended June 30, 2017 and 2016, we reported losses of approximately $34.6 million and $43.1 million, respectively, and we had an accumulated deficit as of June 30, 2017 of $1.2 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

•

the timing, cost and level of investment in our sales and marketing efforts to support Vascepa sales and the resulting effectiveness of those efforts with our co-promotion partner, Kowa Pharmaceuticals America, Inc.;

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $85.5 million as of June 30, 2017 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available in the second or third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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
•

the costs associated with commercializing Vascepa in the United States and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities with our co-promotion partner, Kowa Pharmaceuticals America, Inc., and the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

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

As of July 31, 2017, we had 270,792,058 common shares outstanding including 270,341,777 shares held as ADSs and 450,281 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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
•

Under English law and our Articles of Association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or, on a poll, shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles of Association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2017 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 – 30, 2017	—	$—
May 1 – 31, 2017	—	—
June 1 – 30, 2017	43,617	4.03
Total	43,617	$4.03

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

4.1	Amendment No. 6 to Amarin Corporation plc 2011 Stock Incentive Plan

4.2	Amarin Corporation plc 2017 Employee Stock Purchase Plan

10.1	First Amendment to Co-Promotion Agreement by and among the Company and Kowa Pharmaceuticals America, Inc., dated July 25, 2017 †

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: August 2, 2017