Form 10-Q
period 2017-09-30
AMARIN CORP PLC\UK
filed 2017-11-01
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

270,879,464 common shares were outstanding as of October 31, 2017, including 270,509,836 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 369,628 Ordinary Shares. In addition, 32,818,464 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of October 31, 2017, for a total of 303,697,928 ordinary shares and ordinary share equivalents outstanding as of October 31, 2017.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$79,086	$98,251
Restricted cash	600	600
Accounts receivable, net	34,610	19,985
Inventory	28,550	20,507
Prepaid and other current assets	4,185	6,983
Total current assets	147,031	146,326
Property, plant and equipment, net	39	78
Deferred tax assets	11,082	11,082
Other long-term assets	174	741
Intangible asset, net	8,287	8,772
TOTAL ASSETS	$166,613	$166,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$15,805	$6,062
Accrued expenses and other current liabilities	51,627	37,720
Current portion of exchangeable senior notes, net of discount	219	15,351
Current portion of long-term debt from royalty-bearing instrument	20,197	15,944
Deferred revenue, current	2,222	1,172
Total current liabilities	90,070	76,249
Long-Term Liabilities:
Exchangeable senior notes, net of discount	28,938	—
Long-term debt from royalty-bearing instrument	75,559	85,155
Deferred revenue, long-term	16,997	13,943
Other long-term liabilities	1,158	710
Total liabilities	212,722	176,057
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of September 30, 2017 and December 31, 2016 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 272,530,645 issued, 270,877,229 outstanding as of September 30, 2017; 270,183,201 issued, 269,363,696 outstanding as of December 31, 2016	208,642	207,166
Additional paid-in capital	974,343	964,914
Treasury stock; 1,653,416 shares as of September 30, 2017; 819,505 shares as of December 31, 2016	(4,054)	(1,498)
Accumulated deficit	(1,249,404)	(1,204,004)
Total stockholders’ deficit	(46,109)	(9,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$166,613	$166,999

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Product revenue, net	$47,051	$32,441	$126,343	$90,563
Licensing revenue	309	293	895	825
Total revenue, net	47,360	32,734	127,238	91,388
Less: Cost of goods sold	11,921	8,451	31,520	24,208
Gross margin	35,439	24,283	95,718	67,180
Operating expenses:
Selling, general and administrative	33,194	26,061	98,910	80,147
Research and development	10,694	13,490	35,211	39,798
Total operating expenses	43,888	39,551	134,121	119,945
Operating loss	(8,449)	(15,268)	(38,403)	(52,765)
Gain on change in fair value of derivative liabilities	—	3,610	—	8,170
Interest expense, net	(2,401)	(5,051)	(7,097)	(16,253)
Other income (expense), net	25	(78)	100	(381)
Loss from operations before taxes	(10,825)	(16,787)	(45,400)	(61,229)
Benefit from income taxes	—	1,015	—	2,332
Net loss	$(10,825)	$(15,772)	$(45,400)	$(58,897)
Loss per share:
Basic	$(0.04)	$(0.08)	$(0.17)	$(0.31)
Diluted	$(0.04)	$(0.08)	$(0.17)	$(0.31)
Weighted average shares:
Basic	270,803	209,149	270,566	192,618
Diluted	270,803	209,149	270,566	192,618

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2016	328,184,640	270,183,201	(819,505)	$24,364	$207,166	$964,914	$(1,498)	$(1,204,004)	$(9,058)
Exercise of stock options	—	259,195	—	—	164	287	—	—	451
Vesting of restricted stock units	—	2,088,249	(833,911)	—	1,312	(1,349)	(2,556)	—	(2,593)
Stock-based compensation	—	—	—	—	—	10,491	—	—	10,491
Loss for the period	—	—	—	—	—	—	—	(45,400)	(45,400)
September 30, 2017	328,184,640	272,530,645	(1,653,416)	$24,364	$208,642	$974,343	$(4,054)	$(1,249,404)	$(46,109)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,400)	$(58,897)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	51	114
Loss on sale of fixed assets	—	48
Stock-based compensation	10,471	10,376
Amortization of debt discount and debt issuance costs	1,736	7,246
Amortization of intangible asset	485	484
Gain on change in fair value of derivative liabilities	—	(8,170)
Deferred income taxes	—	(3,134)
Changes in assets and liabilities:
Accounts receivable, net	(14,625)	(3,678)
Inventory	(8,043)	(788)
Prepaid and other current assets	5,298	(2,589)
Other long-term assets	567	(508)
Accrued interest payable	(6,959)	(4,730)
Deferred revenue	1,604	1,177
Accounts payable and other current liabilities	23,670	10,149
Other long-term liabilities	448	396
Net cash used in operating activities	(30,697)	(52,504)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(12)	(21)
Net cash used in investing activities	(12)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable debt	30,000	—
Payment of debt issuance costs	(1,207)	—
Proceeds from issuance of common stock, net of transaction costs	—	64,614
Proceeds from exercise of stock options, net of transaction costs	451	136
Repurchase of exchangeable senior notes	(15,107)	—
Transaction costs related to exchange of exchangeable senior notes	—	(678)
Taxes paid related to stock-based awards	(2,593)	(946)
Net cash provided by financing activities	11,544	63,126
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,165)	10,601
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,251	106,961
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,086	$117,562
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,536	$13,839
Income taxes	$1,186	$1,093
Supplemental disclosure of non-cash transactions:
Exchange of exchangeable senior notes into common stock	$—	$128,115

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. In January 2013, the Company began selling and marketing 1-gram size Vascepa capsules in the United States, and in October 2016, introduced a smaller 500-mg capsule size. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia, the Company commenced marketing Vascepa for use in adult patients with mixed dyslipidemia, as an adjunct to diet and an add-on to statin therapy in patients who despite statin therapy have high triglycerides (TGs >200 mg/dL and <500 mg/dL), which the Company also refers to as persistently high triglycerides. This expanded promotion of Vascepa commenced pursuant to a federal court order and is continuing pursuant to an agreement among the Company, the FDA and the U.S. government.

The Company is also developing Vascepa for FDA approval of potential additional indications for use. In particular, the Company is conducting a cardiovascular outcomes study of Vascepa, titled REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The Company anticipates that results of the REDUCE-IT study will be available and made public before the end of the third quarter of 2018.

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its direct sales force of approximately 150 sales professionals, including sales representatives and their managers, and through a co-promotion agreement with Kowa Pharmaceuticals America, Inc. Under this co-promotion agreement, which commenced in May 2014 and is scheduled to end in December 2018, Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of September 30, 2017, the Company had cash and cash equivalents of $79.1 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes are such that they may be redeemed by the Company for cash on or after January 19, 2021 and may be put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2017 Notes are exchangeable into ADSs at the option of holders at any time after issuance and prior to maturity and are exchangeable into ADSs at the option of the Company upon satisfaction of certain equity conditions. Accordingly, the exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company as of September 30, 2017. The terms of the Company’s January 2012 3.5% exchangeable senior notes due 2032, or the 2012 Notes, which were repaid in full during the first quarter of 2017, allowed for repurchase in cash by the Company at the option of the holders on January 19, 2017, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Accordingly, $15.1 million in principal amount of 2012 Notes represented a short-term claim on the liquid assets of the Company as of December 31, 2016.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. The Company anticipates that quarterly net cash outflows in future periods will be variable.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2017 and 2016:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2016	$3,743	$20,915	$859	$1,681	$27,198
Provision related to current period sales	24,780	87,499	1,496	10,796	124,571
Provision related to prior period sales	(297)	(841)	—	(82)	(1,220)
Credits/payments made for current period sales	(11,061)	(62,014)	(391)	(8,834)	(82,300)
Credits/payments made for prior period sales	(3,107)	(16,722)	(24)	(1,770)	(21,623)
Balance as of September 30, 2017	$14,058	$28,837	$1,940	$1,791	$46,626

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2015	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	15,823	46,553	403	8,539	71,318
Provision related to prior period sales	(87)	(402)	—	—	(489)
Credits/payments made for current period sales	(11,086)	(22,236)	—	(6,788)	(40,110)
Credits/payments made for prior period sales	(4,180)	(8,492)	(247)	(1,284)	(14,203)
Balance as of September 30, 2016	$4,766	$25,304	$691	$1,551	$32,312

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2017 and December 31, 2016:

In thousands	September 30, 2017	December 31, 2016
Gross trade accounts receivable	$49,054	$24,127
Trade allowances	(14,058)	(3,743)
Chargebacks	(374)	(387)
Allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$34,610	$19,985

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

The Company regularly assesses its ability to realize deferred tax assets. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact the Company’s income tax expense in the period in which it is determined that these factors have changed.

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities. The Company is currently undergoing federal and state tax audits, including audit by the United States Internal Revenue Service (IRS) for the years 2013 to 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2017	2016	2017	2016
Net loss—basic and diluted	$(10,825)	$(15,772)	$(45,400)	$(58,897)
Weighted average shares outstanding—basic and diluted	270,803	209,149	270,566	192,618
Net loss per share—basic and diluted	$(0.04)	$(0.08)	$(0.17)	$(0.31)

For the three and nine months ended September 30, 2017 and 2016, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2017	2016	2017	2016
Stock options	23,631	21,241	23,631	21,241
Restricted stock and restricted stock units	11,887	10,346	11,887	10,346
Exchangeable senior notes (if converted)	7,716	1,714	7,716	1,714
Preferred stock (if converted)	32,818	32,818	32,818	32,818

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

The 2012 Notes could be settled in any combination of ADSs or cash, at the Company’s discretion, upon conversion and were therefore accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which was recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was fully amortized over the expected term of the instrument. The conversion feature in the 2012 Notes qualified for the exception from derivative accounting in accordance with ASC 815-10. The terms of the 2012 Notes also allowed for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of September 30, 2017. The carrying value of the conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument.

The 2017 Notes can only be settled in ADSs upon conversion. The terms of the 2017 Notes also allow for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. The conversion feature in the 2017 Notes qualifies for the exception from derivative accounting in accordance with ASC 815-10 and is therefore accounted for as part of the debt host. The conversion feature in the 2017 Notes will continue to be evaluated on a quarterly basis to determine if it still receives an exception from derivative accounting in accordance with ASC 815-10. The 2017 Notes were recognized at par of $30.0 million. The Company also recognized a $1.2 million discount related to placement agent fees and offering expenses. This discount is being amortized through interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. The Company’s top three customers accounted for 90% and 95% of gross product sales for the nine months ended September 30, 2017 and 2016, respectively, and represented 87% and 95% of the gross accounts receivable balance as of September 30, 2017 and 2016, respectively. The Company has not experienced any write-offs of its accounts receivable.

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

The following tables present information about the Company’s assets and liabilities as of September 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,296	$9,296	$—	$—

	December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,238	$14,238	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$19,624		$8,437
Long-term debt from royalty-bearing instrument	75,559		85,155
Total long-term debt from royalty-bearing instrument	$95,183	$90,400	$93,592	$90,500

2012 Notes	—	—	15,107	15,174

2017 Notes	28,938	34,000	—	—

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2017 Notes is calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, is calculated using a Level 3 binomial model. The carrying value of the 2012 Notes as of December 31, 2016 did not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. During the first quarter of 2017, the Company repurchased $15.0 million in aggregate principal amount of 2012 Notes at the option of holders and redeemed the remaining $0.1 million in aggregate principal amount at the Company’s option, such that no 2012 Notes remained outstanding as of September 30, 2017. The carrying value of the 2017 Notes as of September 30, 2017 includes a debt discount of $1.1 million, which is being amortized as non-cash interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022. The change in the estimated fair values of these liabilities from December 31, 2016 to September 30, 2017 is largely related to financing activities and changes in the quoted bond prices.

Derivative Liabilities

The Company’s December 2012 financing agreement with BioPharma Secured Debt Fund II Holdings Cayman LP (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of September 30, 2017, the fair value of the derivative was determined to be nil based on current assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.5 and 4.5 years, (ii) coupon rates of between 5.8% and 10.8% and (iii) market yields of between 9.1% and 17.5%. As of December 31, 2016, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.4 and 5.0 years, (ii) coupon rates of between 8.1% and 11.1% and (iii) market yields of between 11.9% and 18.4%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the nine months ended September 30, 2017. As of September 30, 2016, the fair value of the derivative was determined to be nil and, as of December 31, 2015, the fair value of the derivative was determined to be $5.5 million. As such, the Company recognized a $5.5 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016.

The Company’s 2014 Notes and 2015 Notes each contained a redemption feature whereby, upon occurrence of a change in control, the Company would have been required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives were carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. These derivative liabilities were derecognized in September 2016 and therefore no gain or loss on change in fair value of derivative liability was recognized for the nine months ended September 30, 2017. As of September 30, 2016, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were derecognized, and, as of December 31, 2015, the fair values of the derivatives related to the 2014 Notes and 2015 Notes were determined to be $2.1 million and $0.6 million, respectively. As such, the Company recognized a $2.1 million gain and $0.6 million gain on change in fair value of derivative liability for the 2014 Notes and 2015 Notes, respectively, for the nine months ended September 30, 2016.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date. The Company also considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2017:

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

The Company has completed an initial impact assessment of the potential changes from adopting ASU No. 2014-09. The impact assessment consisted of a review of a representative sample of contracts, discussions with key stakeholders, and a cataloging of potential impacts on its financial statements, accounting policies, financial control, and operations. The Company anticipates that the adoption of ASU No. 2014-09 will not have a material impact on product revenue from distributors and may have an impact on contract revenues generated by its license agreements:

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

Intangible assets consist of the historical acquisition cost of certain technology rights for Vascepa and have an estimated remaining useful life of 12.8 years. The carrying value as of September 30, 2017 and December 31, 2016 is as follows:

In thousands	September 30, 2017	December 31, 2016
Technology rights	$11,624	$11,624
Accumulated amortization	(3,337)	(2,852)
	$8,287	$8,772

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of September 30, 2017 and December 31, 2016 consist of the following:

In thousands	September 30, 2017	December 31, 2016
Raw materials	$7,749	$4,430
Work in process	7,278	10,716
Finished goods	13,523	5,361
Total inventory	$28,550	$20,507

(5)	Debt

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

As of September 30, 2017, the remaining amount to be repaid to BioPharma is $113.8 million. During the three and nine months ended September 30, 2017, the Company made repayments under the agreement of $4.5 million and $11.8 million, respectively, to BioPharma and an additional $4.7 million is scheduled to be paid in November 2017 for the third quarter of 2017. All payments to date have been calculated based on the threshold limitation, as described below, as opposed to the contractual quarterly repayments scheduled through May 2017. Additional quarterly repayments are scheduled to be paid after May 2017, subject only to the threshold limitation. All such payments reduce the remainder of the $150.0 million in aggregate payments to BioPharma.

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

For each quarterly period since the inception of the debt, revenues were below the contractual threshold amount such that cash payments were calculated for each period reflecting the optional reduction amount as opposed to the contractual threshold payment due for each quarterly period. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts were rescheduled for payment beginning in the second quarter of 2017. Any such deferred repayments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold limitation based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. These estimates will be reevaluated each reporting period by the Company and adjusted if necessary, prospectively.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the nine months ended September 30, 2017, as compared to a gain on change in fair value of derivative liability of $5.5 million during the nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016, the carrying value of the BioPharma debt, net of the unamortized debt discount and issuance costs, was $95.2 million and $93.6 million, respectively. During the nine months ended September 30, 2017, the Company recorded cash and non-cash interest expense of $4.8 million and $1.6 million, respectively, in connection with the BioPharma debt, compared to $5.0 million and $1.5 million, respectively, during the nine months ended September 30, 2016. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. As of September 30, 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

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

The terms of the 2012 Notes allowed for repurchase in cash by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after

January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of September 30, 2017.

The 2012 Notes were exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election. At the time of issuance, the Company calculated the fair value of the liability component of the 2012 Notes to be $126.2 million and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option, resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. The debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The $23.8 million equity component allocated to the conversion option was reduced by the portion of offering costs allocated to the equity component, $10.1 million upon extinguishment of the 2012 Notes as part of the 2014 Notes exchange and $1.3 million upon extinguishment of the 2012 Notes as part of the 2015 Notes issuance, such that $11.5 million remained in equity as of both September 30, 2017 and December 31, 2016. The conversion option was not remeasured each reporting period as it continued to meet the criteria for equity classification, and will remain in equity hereafter as a result of the repayment in full of the related debt instrument during the first quarter of 2017.

The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component as well as the discount created from allocating proceeds to the conversion option were amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. Such discounts were fully amortized prior to 2016. The carrying value of the 2012 Notes was nil and $15.1 million as of September 30, 2017 and December 31, 2016, respectively, included within current portion of exchangeable senior notes, net of discount, due to the holders’ January 19, 2017 optional put date.

The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition, the Company recognized a discount of $2.5 million in underwriter’s fees and offering costs. The 2015 Notes were recorded at fair value of $27.5 million representing a $3.8 million discount to par. In addition, the Company recognized a discount of $0.1 million in offering costs. These discounts were amortized as interest expense over the expected terms of the 2014 Notes and 2015 Notes, which was expected to be through the first optional put date in January 2019 for each. The carrying value of the 2014 Notes and 2015 Notes was nil as of September 30, 2017 and December 31, 2016.

The 2014 Notes and 2015 Notes contained a provision that if a fundamental change (as defined in the 2014 Notes and 2015 Notes) had occurred prior to the notes being exchanged, holders may have required the Company to repurchase all or part of their notes for cash at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the 2014 Notes and 2015 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. The Company determined that these fundamental change redemption features represented embedded derivatives requiring bifurcation from the respective debt liabilities and allocated $3.5 million of the $90.8 million fair value of the 2014 Notes and $0.5 million of the $27.5 million fair value of the 2015 Notes to derivative liabilities. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the statement of operations. During the nine months ended September 30, 2016, the Company recognized a $2.1 million gain and a $0.6 million gain on the change in fair value of the redemption features of the 2014 Notes and 2015 Notes, respectively.

The Notes had a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year. During the nine months ended September 30, 2016, the Company recognized aggregate interest expense of $6.9 million related to the Notes, of which $4.0 million represents non-cash interest and $2.9 million represents contractual coupon interest. During the nine months ended September 30, 2017, the Company recognized cash interest expense of less than $0.1 million related to the Notes. As of September 30, 2017 and December 31, 2016, the Company had total accrued interest on the Notes of nil and $0.2 million, respectively, which is included in current portion of exchangeable senior notes, net of discount. The Company made the contractual interest payments due on the Notes during the nine months ended September 30, 2017 and 2016 of $0.3 million and $2.5 million, respectively.

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

The initial exchange rate is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs. Based on the closing price of the Company’s stock as of September 30, 2017, the value of the shares if converted on that date did not exceed the principal value of the 2017 Notes.

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

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs are presented as a direct deduction from the debt liability on the condensed consolidated balance sheet. This discount is being amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of September 30, 2017, the carrying value of the 2017 Notes, net of unamortized discount, was $28.9 million.

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

During the nine months ended September 30, 2017, the Company recognized interest expense of $0.9 million related to the 2017 Notes, of which $0.1 million represents non-cash interest and $0.7 million represents contractual coupon interest. As of September 30, 2017, the Company had accrued interest of $0.2 million related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the condensed consolidated balance sheet. The Company made contractual interest payments due on the 2017 Notes during the nine months ended September 30, 2017 of $0.5 million.

(6)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and “Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 include discussions of the Company’s current legal proceedings. There have been no material changes to those disclosures as of the date of this filing, other than as set forth below.

On May 23, 2017, the Third Circuit Court of Appeals affirmed the May 26, 2016 judgment of the U.S. District Court for the District of New Jersey in connection with the district court’s grant of the Company’s motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). Plaintiffs sought a rehearing and en banc review of such affirmation, each of which were denied. The appeal period for this matter has expired. The Company considers this matter closed.

On August 30, 2017, Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited, each wholly-owned subsidiaries of Amarin Corporation plc, filed a lawsuit with the United States International Trade Commission, or the ITC, captioned, In the Matter of Certain Synthetically Produced, Predominantly EPA Omega-3 Products in Ethyl Ester or Re-esterified Triglyceride Form, USITC Docket 337-3247, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component, for use in, or as dietary supplements. The lawsuit seeks an investigation by the ITC under Section 337 of the Tariff Act of 1930 (19 U.S.C. §1337), which makes unlawful unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. On October 27, 2017, the ITC determined to not institute the Company’s requested investigation. The Company is currently considering its next steps in this matter.

The Company introduced to the market its 500-mg dose strength of Vascepa in October 2016. In August 2017, as anticipated, the Company received a paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited, or collectively, Teva, contending that certain of the Company’s patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 500-mg dose strength of Vascepa, as described in the Teva abbreviated new drug application, or ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. Accordingly, in October 2017, the Company filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, the Company is seeking, among other remedies, an order enjoining Teva from marketing generic versions of the 500-mg dose strength of Vascepa before the last to expire of the asserted patents in 2030. The Company anticipates that this new lawsuit against Teva will be consolidated with the previously disclosed pending lawsuits against Teva, West-Ward-Pharmaceuticals Corp. et al., and Dr. Reddy’s Laboratories, Inc. et al. based on the 1-gram dose strength of Vascepa, and the Company anticipates that all four lawsuits will proceed on the same schedule. The Company intends to vigorously enforce its intellectual property rights relating to Vascepa, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of September 30, 2017, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

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

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”) upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.0 million as of September 30, 2017). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.7 million as of September 30, 2017) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.4 million as of September 30, 2017).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of September 30, 2017.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. In 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of September 30, 2017, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

Incentive Equity Awards

As of September 30, 2017, there were an aggregate of 23,631,444 stock options and 11,887,491 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 4%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the nine months ended September 30, 2017 and 2016, the Company issued 259,195 and 94,272 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.5 million during the nine months ended September 30, 2017 and $0.1 million during the nine months ended September 30, 2016.

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

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period. During the nine months ended September 30, 2017, the Company issued 494,885 common shares related to the vesting of these RSUs, of which 191,899 shares were retained as treasury shares as settlement of employee tax obligations.

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

As of September 30, 2017 and December 31, 2016, the Company had a net accrual of $6.0 million and $2.5 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees accrued under the agreement with Kowa Pharmaceuticals America, Inc., net of reimbursable amounts incurred for samples and other marketing expenses. Under the terms of the Agreement, as amended, the Company anticipates paying the co-promotion fees quarterly going forward without multiple quarters being accrued without payment.

(9)	Development, Commercialization and Supply Agreements

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the “China Territory. Under the terms of the DCS Agreement, the Company granted to Eddingpharm an exclusive (including as to the Company) license with right to sublicense to develop and commercialize Vascepa in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and ongoing REDUCE-IT clinical trials of Vascepa.

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

Biologix FZCo

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

HLS Therapeutics, Inc.

In September 2017, the Company entered into an agreement with HLS Therapeutics Inc. (“HLS”), a company incorporated under the laws of Canada, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. The Company is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT.

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, with the remaining half to be received upon the six-month anniversary of the closing. The up-front payment will be recognized as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory support for obtaining regulatory approvals in Canada and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 12.5 years. In addition to the non-refundable, up-front payment, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $60.0 million, the timing and achievability of which cannot be determined at least until discussions with Canadian regulatory authorities have commenced, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

Licensing and Deferred Revenues

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments as described above. Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which the Company is required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.9 million and $0.8 million of up-front and milestone payments as licensing revenue, respectively, and recorded $19.2 million and $15.1 million as deferred revenue as of September 30, 2017 and December 31, 2016, respectively.

(10)	Subsequent Events

The Company has evaluated subsequent events from September 30, 2017 through the date of the issuance of these condensed consolidated financial statements.

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

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, commencing in May 2014 and is scheduled to end in December 2018. Our direct sales force for the three and nine months ended September 30, 2017 and 2016 consisted of approximately 150 sales professionals, including sales representatives and their managers. We anticipate increasing our direct sales force to approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. While we intend to wait for REDUCE-IT results before adding the majority of these additional sales representatives, we plan to add approximately 10 to 20 sales representatives and expand sales management prior to REDUCE-IT results. We anticipate that this smaller increase in the number of sales representatives will begin in the fourth quarter of 2017. We are also considering engaging in direct-to-consumer advertising for Vascepa.

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in countries within the Middle East and North Africa. In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada. We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

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

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached before the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, vital data will be collected from all remaining living patients in the study and data in the study will be rolled-up for evaluation by the independent data monitoring committee, or DMC, and creation of a final study report.

The REDUCE-IT study, since its inception in 2011, has been conducted under a special protocol assessment, or SPA, agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 30,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is now p<0.0436 based on adjustment following the actual number of targeted events assessed at the most recent 80% interim efficacy and safety analysis.

The second of the two-interim efficacy and safety analysis was completed by the DMC in August 2017. As expected, upon completing its analysis, the DMC recommended that the REDUCE-IT study continue as planned without modification. Because REDUCE-IT is the first prospective clinical trial of any therapy in the large patient population studied, the bars for stopping this trial early for overwhelming efficacy were intentionally set high with the understanding that a more robust result, based on a larger number of cardiovascular events, could be obtained by the study continuing to completion. The analysis and recommendation of the DMC at this interim look were made independently. Neither Amarin nor the FDA has reviewed the interim clinical results and neither participated in the DMC's closed session deliberation. Additional periodic safety reviews are planned by the DMC prior to study completion, but no additional interim efficacy and safety analysis is planned prior to study completion.

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

Commercialization – United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We currently market Vascepa in the United States through our direct sales force which for the three and nine months ended September 30, 2017 and 2016 consisted of approximately 150 sales professionals, including sales representatives and their managers. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. While we intend to wait for REDUCE-IT results before adding the majority of these additional sales representatives, we plan to add approximately 10 to 20 sales representatives and expand sales management prior to REDUCE-IT results. We anticipate that this smaller increase in the number of sales representatives will begin in the fourth quarter of 2017. We also employ various marketing personnel to support our commercialization of Vascepa. We are also considering engaging in direct-to-consumer advertising for Vascepa.

In October 2016, in addition to the original 1-gram capsule size for Vascepa, we introduced a smaller 500-mg capsule size, the first and only 500-mg prescription omega-3 alternative available on the market, for the subset of patients who prefer a smaller capsule. The FDA-approved dosing for Vascepa continues to be 4 grams per day, and we expect that the majority of new and existing patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsule.

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

Based on monthly compilations of data provided by a third party, Symphony Health Solutions, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2017 was approximately 374,000 compared to 344,000, 305,000 and 260,000 in the three months ended June 30, 2017, March 31, 2017 and September 30, 2016, respectively. According to data from another third party, QuintilesIMS, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2017 was approximately 372,000 compared to 344,000, 307,000 and 257,000 in the three months ended June 30, 2017, March 31, 2017 and September 30, 2016, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

In September 2017, we entered into an agreement with HLS to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. We will be responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT. Terms of the agreement include up-front and milestone payments to us of up to $65.0 million. These payments include a non-refundable $5.0 million up-front payment to be received in two equal installments, the first of which was received at closing with the second to be received upon the six-month anniversary of the closing. In addition to the non-refundable, up-front payment, we are entitled to receive certain regulatory and sales-based milestone payments of up to an additional $60.0 million, the timing and achievability of which cannot be determined at least until discussions with Canadian regulatory authorities have commenced, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

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

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached before the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, vital data will be collected from all remaining living patients in the study and data in the study will be rolled-up for evaluation by the DMC and creation of a final study report.

The REDUCE-IT study, since its inception in 2011, has been conducted under a SPA agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses are conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 30,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is now p<0.0436 based on adjustment following the actual number of targeted events assessed at the most recent 80% interim efficacy and safety analysis.

The second of the two-interim efficacy and safety analysis was completed by the DMC in August 2017. As expected, upon completing its analysis, the DMC recommended that the REDUCE-IT study continue as planned without modification. Because REDUCE-IT is the first prospective clinical trial of any therapy in the large patient population studied, the bars for stopping this trial early for overwhelming efficacy were intentionally set high with the understanding that a more robust result, based on a larger number of cardiovascular events, could be obtained by the study continuing to completion. The analysis and recommendation of the DMC at this interim look were made independently. Neither Amarin nor the FDA has reviewed the interim clinical results and neither participated in the DMC's closed session deliberation. Additional periodic safety reviews are planned by the DMC prior to study completion, but no additional interim efficacy and safety analysis is planned prior to study completion.

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

Financial Position

We believe that our cash and cash equivalents of $79.1 million as of September 30, 2017 will be sufficient to fund our projected operations through results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of 1-gram and 500-mg size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch of 1-gram size Vascepa capsules in the United States in January 2013, and introduced a smaller 500-mg capsule size in October 2016. In accordance with U.S. Generally Accepted Accounting Principles, or GAAP, during 2013, before we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our significant accounting policies is contained in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies, significant judgments and estimates during the nine months ended September 30, 2017, other than as set forth below.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. We have historically generated annual positive taxable income in the United States. When making our assessment about the realization of our U.S. deferred tax assets at September 30, 2017, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical profitability of our U.S. operations, (ii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, and (iii) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that the recorded net U.S. deferred tax assets of $11.1 million are more likely than not to be realizable as of September 30, 2017. Any changes in the available evidence used to assess realizability of our U.S. deferred tax assets could result in a material change to the carrying value of such deferred tax assets in future periods. The majority of our deferred tax assets are held outside of the United States, for which we have established a full valuation allowance. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period in which we determine that these factors have changed. In the event sufficient taxable income is not generated in future periods, additional valuation allowances could be required relating to these U.S. deferred tax assets.

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

See Note 2—Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and September 30, 2016

Product Revenue, net. We recorded net product revenue of $47.1 million and $32.4 million during the three months ended September 30, 2017 and 2016, respectively, an increase of $14.6 million, or 45%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health Solutions and QuintilesIMS, estimated normalized total Vascepa prescriptions increased by approximately 115,000 and 114,000, respectively, over the three months ended September 30, 2016, representing growth of 44%. The increase in net product revenue driven by the increase in estimated normalized total Vascepa prescriptions was partially offset by a slightly lower net average selling price for Vascepa during the three months ended September 30, 2017 driven primarily by a higher proportion of revenues derived for Vascepa prescriptions filled by patients covered by Medicare insurance, the rebate levels for which are on average higher than rebates under commercial managed care insurance plans. We believe that changes in channel inventory, which were minimal for the quarters ended September 30, 2017 and 2016 calculated based on estimated days of Vascepa sales on hand, at independent wholesalers and retail pharmacies are common and are impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of the third quarters of 2017 and 2016 were within ordinary ranges.

All of our product revenue in the three months ended September 30, 2017 and 2016 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Included in 2017 net product revenue are sales of 500-mg size Vascepa capsules, which were introduced in October 2016, for the subset of patients who prefer a smaller capsule. Sales of Vascepa 500-mg size capsules have not been significant to date. The FDA-approved dosing for Vascepa continues to be 4 grams per day and we expect that the majority of new and existing patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and QuintilesIMS may differ from period to period.

During the quarters ended September 30, 2017 and 2016, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended September 30, 2017 and 2016 was up to $70 per 30-day prescription filled and also included up to $140 per 90-day prescription filled during the third quarter of 2017. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended September 30, 2017 and 2016 was $0.3 million in each period. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory, as well as amortization of a $5.0 million up-front amount associated with a Vascepa licensing agreement for Canada, which was reached in September 2017. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreements. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required. We do not anticipate significant revenues related to the Biologix agreement in 2017.

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2017 and 2016 was $11.9 million and $8.5 million, respectively, an increase of $3.5 million, or 41%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2017 and 2016 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the three months ended September 30, 2017 and 2016 was 75% and 74%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2017 and 2016 was $33.2 million and $26.1 million, respectively, an increase of $7.1 million, or 27%. Selling, general and administrative expenses for the three months ended September 30, 2017 and 2016 are summarized in the table below:

	Three months ended September 30,
In thousands	2017	2016
Selling, general and administrative expense (1)	$24,295	$18,657
Co-promotion fees (2)	5,928	4,558
Non-cash stock-based compensation expense (3)	2,971	2,846
Total selling, general and administrative expense	$33,194	$26,061

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the three months ended September 30, 2017 and 2016 was $24.3 million and $18.7 million, respectively, an increase of $5.6 million, or 30%. The increase is due primarily to increased promotional activities, including commercial spend for anticipated expansion following successful REDUCE-IT results, and increased legal costs, which are subject to quarterly variability.

(2)

Co-promotion fees accrued under our agreement with Kowa Pharmaceuticals America, Inc. for the three months ended September 30, 2017 and 2016 were $5.9 million and $4.6 million, respectively, an increase of $1.4 million, or 30%. The increase is due primarily to an increase in gross margin on product sales for the third quarter of 2017 compared to the same period in 2016, offset as a result of amended contract terms in 2017 related to the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. and certain other refinements.

(3)	Non-cash stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $3.0 million and $2.8 million, respectively, an increase of $0.1 million, or 4%.

Research and Development Expense. Research and development expense for the three months ended September 30, 2017 and 2016 was $10.7 million and $13.5 million, respectively, a decrease of $2.8 million, or 21%. Research and development expenses for the three months ended September 30, 2017 and 2016 are summarized in the table below:

	Three months ended September 30,
In thousands	2017	2016
REDUCE-IT study (1)	$7,696	$9,919
Regulatory filing fees and expenses (2)	442	479
Internal staffing, overhead and other (3)	2,032	2,524
Research and development expense, excluding non-cash expense	10,170	12,922
Non-cash stock-based compensation expense (4)	524	568
Total research and development expense	$10,694	$13,490

The decrease in research and development expenses for the quarter ended September 30, 2017, as compared to the prior year period, is primarily due to quarterly variability in costs related to the REDUCE-IT study.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended September 30, 2017 and 2016, we incurred expenses through our CRO in connection with this trial of approximately $6.6 million and $7.5 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended September 30, 2017 and 2016 for REDUCE-IT were approximately $7.7 million and $9.9 million, respectively. The decrease in expenses in 2017 as compared to 2016 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached before the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures until the results of this study are published.

(2)

The regulatory filing fees in each of the quarters ended September 30, 2017 and 2016 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

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

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the three months ended September 30, 2017 was nil versus a gain of $3.6 million in the prior year period. Gain on change in fair value of derivative liabilities for the three months ended September 30, 2017 and 2016 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount, which net remaining unpaid amount as of September 30, 2017 was $113.8 million. Unless this early redemption feature is triggered, the remaining amount, without additional interest accumulation, is anticipated to be paid based on the royalty provisions of the agreement. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. No gain or loss on change in fair value of derivative liability was recognized for the three months ended September 30, 2017 as the fair value of the derivative was determined to be nil based on underlying assumptions as of both June 30, 2017 and September 30, 2017. As of June 30, 2016, the fair value of the derivative was determined to be $2.8 million, and as of September 30, 2016, the fair value of the derivative was determined to be nil. As such, we recognized a $2.8 million gain on change in fair value of derivative liability for the three months ended September 30, 2016.

Our 3.5% May 2014 exchangeable senior notes due 2032, or 2014 Notes, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $0.6 million gain on change in fair value of derivative liability for the three months ended September 30, 2016. There was no such change in fair value of derivative liability for the three months ended September 30, 2017.

Our 3.5% November 2015 exchangeable senior notes due 2032, or 2015 Notes, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $0.2 million gain on change in fair value of derivative liability for the three months ended September 30, 2016. There was no such change in fair value of derivative liability for the three months ended September 30, 2017.

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

Interest Expense, net. Net interest expense for the three months ended September 30, 2017 and 2016 was $2.4 million and $5.1 million, respectively, a decrease of $2.7 million, or 52%. Net interest expense for the three months ended September 30, 2017 and 2016 is summarized in the table below:

	Three months ended September 30,
In thousands	2017	2016
Exchangeable senior notes (1):
Amortization of debt discounts	$54	$1,686
Contractual coupon interest	260	1,182
Total exchangeable senior notes interest expense	314	2,868
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,599	1,675
Non-cash interest	535	522
Total long-term debt from royalty-bearing instrument interest expense	2,134	2,197
Other interest expense	1	3
Total interest expense	2,449	5,068
Interest income (3)	(48)	(17)
Total interest expense, net	$2,401	$5,051

(1)

Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended September 30, 2017 and 2016 was $0.3 million and $2.9 million, respectively. The decrease in cash and non-cash interest expense is the result of the decrease in principal amount of exchangeable senior notes from $165.1 million outstanding as of September 30, 2016 to $30.0 million outstanding as of September 30, 2017.

(2)

Cash and non-cash interest expense related to the BioPharma royalty-bearing instrument for the three months ended September 30, 2017 and 2016 was $2.1 million and $2.2 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the three months ended September 30, 2017 and 2016 was income of $25 thousand and expense of $78 thousand, respectively. Other income (expense), net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the three months ended September 30, 2017 and 2016 was nil and $1.0 million, respectively. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the third quarter of 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the three months ended September 30, 2017 is zero. The benefit recognized during the three months ended September 30, 2016 related entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

Product Revenue, net. We recorded net product revenue of $126.3 million and $90.6 million during the nine months ended September 30, 2017 and 2016, respectively, an increase of $35.8 million, or 40%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health Solutions and QuintilesIMS, estimated normalized total Vascepa prescriptions increased by approximately 333,000 and 308,000, respectively, over the nine months ended September 30, 2016, representing growth of 48% and 43%, respectively. During the nine months ended September 30, 2017, overall wholesaler inventory levels decreased from year-end 2016 levels calculated based on estimated days of Vascepa sales on hand. Consequently, we estimate that this decrease in wholesaler inventory levels adversely impacted net product revenue by approximately $2.7 million to $3.0 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, an increase in wholesaler inventory levels resulted in a net overall increase in net product revenue of approximately $0.9 million to $1.2 million calculated based on estimated days of Vascepa sales on hand. We believe that changes in channel inventory at these independent wholesalers and retail pharmacies are common and are impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of September 30, 2017 and 2016 were within ordinary ranges.

All of our product revenue in the nine months ended September 30, 2017 and 2016 was derived from product sales of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. Included in 2017 net product revenue are sales of 500-mg size Vascepa capsules, which were introduced in October 2016, for the subset of patients who prefer a smaller capsule. Sales of Vascepa 500-mg size capsules have not been significant to date. The FDA-approved dosing for Vascepa continues to be 4 grams per day and we expect that the majority of new and existing patients taking Vascepa will continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health Solutions and QuintilesIMS may differ from period to period.

During the nine months ended September 30, 2017 and 2016, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the nine months ended September 30, 2017 and 2016 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the nine months ended September 30, 2017 and 2016 was $0.9 million and $0.8 million, respectively, an increase of $0.1 million, or 8%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory, as well as amortization of a $5.0 million up-front amount associated with a Vascepa licensing agreement for Canada, which was reached in September 2017. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreements. The amount of licensing revenue recorded may be variable from period to period based on changes in estimates of the timing and level of support required. We do not anticipate significant revenues related to the Biologix agreement in 2017.

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2017 and 2016 was $31.5 million and $24.2 million, respectively, an increase of $7.3 million, or 30%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2017 and 2016 was sourced from three API suppliers. The contracted cost of supply from our initial API supplier was higher than the contracted cost from our other API suppliers. In the future, we anticipate making continued purchases from this initial supplier and to make additional lower unit cost purchases of Vascepa API from other API suppliers, with the amount of such purchases dependent on the rate of our revenue growth. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the nine months ended September 30, 2017 and 2016 was 75% and 73%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2017 and 2016 was $98.9 million and $80.1 million, respectively, an increase of $18.8 million, or 23%. Selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 are summarized in the table below:

	Nine months ended September 30,
In thousands	2017	2016
Selling, general and administrative expense (1)	$74,315	$58,917
Co-promotion fees (2)	15,729	12,607
Non-cash stock-based compensation expense (3)	8,866	8,623
Total selling, general and administrative expense	$98,910	$80,147

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation and warrants, for the nine months ended September 30, 2017 and 2016 was $74.3 million and $58.9 million, respectively, an increase of $15.4 million, or 26%. The increase is due primarily to increased promotional activities, including commercial spend for anticipated expansion following successful REDUCE-IT results, and increased legal costs, which are subject to quarterly variability.

(2)

Co-promotion fees accrued under our agreement with Kowa Pharmaceuticals America, Inc. for the nine months ended September 30, 2017 and 2016 were $15.7 million and $12.6 million, respectively, an increase of $3.1 million, or 25%. The increase is due primarily to an increase in gross margin on product sales for the nine months ended September 30, 2017 compared to the same period of 2016, offset as a result of amended contract terms in 2017 related to the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. and certain other refinements.

(3)	Non-cash stock-based compensation expense for the nine months ended September 30, 2017 and 2016 was $8.9 million and $8.6 million, respectively, an increase of $0.2 million, or 3%.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2017 and 2016 was $35.2 million and $39.8 million, respectively, a decrease of $4.6 million, or 12%. Research and development expenses for the nine months ended September 30, 2017 and 2016 are summarized in the table below:

	Nine months ended September 30,
In thousands	2017	2016
REDUCE-IT study (1)	$25,824	$27,991
Regulatory filing fees and expenses (2)	778	1,776
Internal staffing, overhead and other (3)	7,004	8,278
Research and development expense, excluding non-cash expense	33,606	38,045
Non-cash stock-based compensation expense (4)	1,605	1,753
Total research and development expense	$35,211	$39,798

The decrease in research and development expenses for the nine months ended September 30, 2017, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the nine months ended September 30, 2017 and 2016, we incurred expenses through our CRO in connection with this trial of approximately $22.4 million and $22.6 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the nine months ended September 30, 2017 and 2016 for REDUCE-IT were approximately $25.8 million and $28.0 million, respectively. The decrease in expenses in 2017 as compared to 2016 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of cardiovascular events to be reached before the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures until the results of this study are published.

(2)

The regulatory filing fees in each of the nine months ended September 30, 2017 and 2016 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

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

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the nine months ended September 30, 2017 was nil versus a gain of $8.2 million in the prior year period. Gain on change in fair value of derivative liabilities for the nine months ended September 30, 2017 and 2016 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 BioPharma financing, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 financing agreement with BioPharma contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount, which net remaining unpaid amount as of September 30, 2017 was $113.8 million. Unless this early redemption feature is triggered, the remaining amount, without additional interest accumulation, is anticipated to be paid based on the royalty provisions of the agreement. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. No gain or loss on change in fair value of derivative liability was recognized for the nine months ended September 30, 2017 as the fair value of the derivative was determined to be nil based on underlying assumptions as of both December 31, 2016 and September 30, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of September 30, 2016, the fair value of the derivative was determined to be nil. As such, we recognized a $5.5 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016.

Our 3.5% May 2014 exchangeable senior notes due 2032, or 2014 Notes, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $2.1 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016. There was no such change in fair value of derivative liability for the nine months ended September 30, 2017.

Our 3.5% November 2015 exchangeable senior notes due 2032, or 2015 Notes, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 5—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $0.6 million gain on change in fair value of derivative liability for the nine months ended September 30, 2016. There was no such change in fair value of derivative liability for the nine months ended September 30, 2017.

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

Interest Expense, net. Net interest expense for the nine months ended September 30, 2017 and 2016 was $7.1 million and $16.3 million, respectively, a decrease of $9.2 million, or 56%. Net interest expense for the nine months ended September 30, 2017 and 2016 is summarized in the table below:

	Nine months ended September 30,
In thousands	2017	2016
Exchangeable senior notes (1):
Amortization of debt discounts	$146	$5,703
Contractual coupon interest	743	4,072
Total exchangeable senior notes interest expense	889	9,775
Long-term debt from royalty-bearing instrument (2):
Cash interest	4,835	5,038
Non-cash interest	1,591	1,543
Total long-term debt from royalty-bearing instrument interest expense	6,426	6,581
Other interest expense	5	12
Total interest expense	7,320	16,368
Interest income (3)	(223)	(115)
Total interest expense, net	$7,097	$16,253

(1)

Cash and non-cash interest expense related to the exchangeable senior notes for the nine months ended September 30, 2017 and 2016 was $0.9 million and $9.8 million, respectively. The decrease in cash and non-cash interest expense is the result of the decrease in principal amount of exchangeable senior notes from $165.1 million outstanding as of September 30, 2016 to $30.0 million outstanding as of September 30, 2017.

(2)

Cash and non-cash interest expense related to the BioPharma royalty-bearing instrument for the nine months ended September 30, 2017 and 2016 was $6.4 million and $6.6 million, respectively. These amounts reflect the assumption that our Vascepa revenue levels will not be high enough to support repayment to BioPharma in accordance with the repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the nine months ended September 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the nine months ended September 30, 2017 and 2016 was income of $0.1 million and expense of $0.4 million, respectively. Other income (expense), net, primarily consists of losses and gains on foreign exchange transactions.

Benefit from Income Taxes. Benefit from income taxes for the nine months ended September 30, 2017 and 2016 was nil and $2.3 million, respectively. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the nine months ended September 30, 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the nine months ended September 30, 2017 is zero. The benefit recognized during the nine months ended September 30, 2016 related entirely to the U.S. subsidiary operations. We are profitable in the United States as a result of intercompany transactions between our U.S. subsidiary and our other companies.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2017 include cash and cash equivalents of $79.1 million. Our projected uses of cash include commercialization of Vascepa, the continued funding of the REDUCE-IT cardiovascular outcomes study, working capital and other general corporate activities. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2017	2016
Cash (used in) provided by:
Operating activities	$(30.7)	$(52.5)
Investing activities	—	—
Financing activities	11.5	63.1
(Decrease) increase in cash and cash equivalents	$(19.2)	$10.6

Net cash used in operating activities during the nine months ended September 30, 2017 compared to the same period in 2016 decreased primarily as a result of increased collections due to higher revenues, which resulted in decreased net loss. Increased sales and marketing spending through the nine months ended September 30, 2017 in support of expanded Vascepa promotion was more than offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. We have agreed to repay BioPharma up to $150.0 million of future revenue and receivables. As of September 30, 2017, the net remaining amount to be repaid to BioPharma is $113.8 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of September 30, 2017, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

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

As of September 30, 2017, we had cash and cash equivalents of $79.1 million, a decrease of $19.2 million from December 31, 2016. The decrease is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT, substantially offset by accounts receivable collections and the net effect of financing activities related to the repayment of the 2012 Notes and issuance of the 2017 Notes. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.2 billion as of September 30, 2017. We believe that our net cash flow from operations in 2017, excluding financings and debt issuance, interest, royalties and R&D costs, the majority of which are associated with REDUCE-IT, will be positive for 2017. On this basis, we have been cash flow positive for the nine months ended September 30, 2017. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and payments to our Vascepa co-promotion partner. We believe that our cash and cash equivalents will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study.

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

Under the terms of the agreement with BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of September 30, 2017, the net remaining amount to be repaid to BioPharma is $113.8 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of September 30, 2017, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa revenues. In accordance with the agreement with BioPharma, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

We have scheduled interest payments due under the terms of the 2017 Notes, assuming that they remain outstanding through January 19, 2022 and have not been exchanged for ADSs.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.5 million in each of the nine months ended September 30, 2017 and 2016. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.0 million as of September 30, 2017). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.7 million as of September 30, 2017) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.4 million as of September 30, 2017).

We do not enter into financial instruments for trading or speculative purposes. As of September 30, 2017, we had no outstanding forward exchange contracts.

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

As of September 30, 2017 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 include discussions of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing, other than as set forth below.

On May 23, 2017, the Third Circuit Court of Appeals affirmed the May 26, 2016 judgment of the U.S. District Court for the District of New Jersey in connection with the district court’s grant of our motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). Plaintiffs sought a rehearing and en banc review of such affirmation, each of which were denied. The appeal period for this matter has expired. We consider this matter closed.

On August 30, 2017, Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited, each wholly-owned subsidiaries of Amarin Corporation plc, filed a lawsuit with the United States International Trade Commission, or the ITC, captioned, In the Matter of Certain Synthetically Produced, Predominantly EPA Omega-3 Products in Ethyl Ester or Re-esterified Triglyceride Form, USITC Docket 337-3247, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component, for use in, or as dietary supplements. The lawsuit seeks an investigation by the ITC under Section 337 of the Tariff Act of 1930 (19 U.S.C. §1337), which makes unlawful unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. On October 27, 2017, the ITC determined to not institute our requested investigation. We are currently considering our next steps in this matter.

We introduced to the market our 500-mg dose strength of Vascepa in October 2016. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited, or collectively, Teva, contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 500-mg dose strength of Vascepa, as described in the Teva abbreviated new drug application, or ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining Teva from marketing generic versions of the 500-mg dose strength of Vascepa before the last to expire of the asserted patents in 2030. We anticipate that this new lawsuit against Teva will be consolidated with the previously disclosed pending lawsuits against Teva, West-Ward Pharmaceuticals Corp. et al., and Dr. Reddy’s Laboratories, Inc. et al. based on the 1-gram dose strength of Vascepa, and we anticipate that all four lawsuits will proceed on the same schedule. We intend to vigorously enforce our intellectual property rights relating to Vascepa, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

In January 2013, we launched Vascepa based on the U.S. Food and Drug Administration, or FDA, approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG > 500 mg/dL) hypertriglyceridemia. Approximately 4.0 million people in the United States have severely high triglyceride levels (TG > 500 mg/dL), commonly known as very high triglyceride levels. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

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

The uncertainties around the ultimate clinical benefit of Vascepa make it more difficult for Vascepa to gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable. The degree of market acceptance of Vascepa for the MARINE indication and in ANCHOR patients and in any future approved indications and uses will depend on a number of factors, including:

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

•	natural disasters that can inhibit our ability to promote Vascepa regionally and can negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
•	new laws affecting Vascepa sales, such as state and federal efforts to affect drug pricing and provide or remove healthcare coverage that includes reimbursement for prescription drugs; and

•	the actual efficacy of the product and the prevalence and severity of any side effects, including any limitations or warnings contained in Vascepa’s approved labeling.

Our current and planned commercialization efforts in the United States may not be successful in increasing sales of Vascepa.

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

In May 2014, we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014, which we amended in July 2017. Under the agreement, Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, along with our approximately 150 sales professionals, including sales representatives and their managers, based on a plan designed to focus on select sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth and increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

If the results of the REDUCE-IT outcomes study are successful, we plan to expand our promotion of Vascepa, including increasing the size of our team. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. While we intend to wait for REDUCE-IT results before adding the majority of these additional sales representatives, we plan to add approximately 10 to 20 sales representatives and expand sales management prior to REDUCE-IT results. We anticipate that this smaller increase in the number of sales representatives will begin in the fourth quarter of 2017. If REDUCE-IT is successful, we will again need to overcome challenges associated with rapidly hiring and training personnel and managing larger teams of people. Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. is designed such that its co-promotion of Vascepa ceases after 2018. If we do not extend this co-promotion agreement, enter into a co-promotion agreement with an equally capable company or hire equally capable sales representatives, our sales may be negatively impacted.

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

In August 2015, based on a federal court order, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States through use of a set of qualified statements that we believe reflect the state of research related to the use of Vascepa in the ANCHOR population and the supportive but not conclusive research on the use of Vascepa to reduce cardiovascular risk in this population. In March 2016, we settled the litigation related to this court order under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. An FDA-approved indication for this patient population has not been granted. If new clinical information is demonstrated which changes what we understand today to be truthful and non-misleading, our promotion of Vascepa will need to be modified to ensure that our promotion remains truthful and non-misleading. Our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Data arising from studies of drug products are complex, such as the many studies that we believe show supportive but not conclusive research on the potential connection between the effects of EPA, the active ingredient in Vascepa, and cardiovascular risk reduction (e.g., the JELIS trial of a highly-pure EPA product in Japan and the ongoing REDUCE-IT study of Vascepa). We, the FDA and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials with respect to the outcome of these trials. Federal and state governments may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our competitors both in the United States and Europe include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, which was approved by FDA in 2004 and has been on the market in the United States since 2005. As described below, multiple generic versions of Lovaza are now available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Generic versions of Tricor, Trilipix, and Niaspan are also now available in the United States. In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. Each of these competitors, other than potentially Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

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

Currently, eight manufacturers have launched generic versions of Lovaza. In April 2014, Teva Pharmaceuticals USA Inc., or Teva, launched a generic version of Lovaza after winning its patent litigation against Pronova BioPharma Norge AS, now owned by BASF, which owns such patent rights. In June 2014 and September 2014, Par Pharmaceutical Inc., or Par, and Apotex Inc., or Apotex, respectively, received FDA approval of their respective versions of generic Lovaza. Par launched a generic version of Lovaza in July 2014. In March 2011, Pronova/BASF entered into an agreement with Apotex to settle its patent litigation in the United States related to Lovaza. Pursuant to the terms of the settlement agreement, Apotex launched a generic version of Lovaza in January 2015. Prasco Labs launched a generic version of Lovaza in March 2015 and AvKARE, Inc., or AvKARE, launched its version in May 2015. AvKARE supplies government agencies and does not participate in the commercial marketplace. Amneal Pharmaceuticals launched a generic version of Lovaza in January 2016. In December 2016, Golden State Medical Supply launched a generic version of Lovaza. Like AvKARE, Golden State Medical Supply only supplies products to government agencies and does not participate in the commercial marketplace. In August 2017, Key Therapeutics launched a generic version of Lovaza under the name of TrikLo.

In addition, we are aware of other pharmaceutical companies that are developing products that, if approved and marketed, would compete with Vascepa. We understand that Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti has reported that it intends to initiate a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the second half of 2017. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

In addition, we are aware that Matinas BioPharma, Inc. is developing an omega-3-based therapeutic for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. Matinas BioPharma, Inc. has filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2017 announced the submission of an NDA to the FDA for volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). The NDA submission was based on positive Phase 3 results from the APPROACH trial in patients with FCS and from the COMPASS trial in patients with severe hypertriglyceridemia. A Phase 3 trial is currently ongoing studying volanesorsen in patients with familial partial lipodystrophy (FPL) (BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including volanesorsen. Madrigal Pharmaceuticals has ongoing Phase 2 trials of MGL-3196 in patients with heterozygous familial hypercholesterolemia (HeFH) and in patients with Non-Alcoholic Steatohepatitis (NASH). Topline results for both trials are expected by the end of 2017, and if positive, Madrigal expects to initiate Phase 3 trials in 2018. A Phase 2 trial in patients with homozygous familial hypercholesterolemia (HoFH) is expected to begin enrollment by the end of 2017. Finally, Gemphire Therapeutics plans to advance gemcabene into Phase 3 trials in 2018. Gemcabene, an oral, once-daily pill, is in development for a number of hypercholesterolemic populations including HeFH, HoFH and severe hypertriglyceridemia. Gemphire recently announced the successful completion of two Phase 2b trials, COBALT-1 in patients with HoFH on stable lipid-lowering therapy and ROYAL-1 in patients with hypercholesterolemia on a high-intensity stable statin therapy with or without ezetimibe. Another Phase 2b trial in patients with severe hypertriglyceridemia is ongoing with topline data expected in the first quarter of 2018.

Generic company competitors are seeking FDA approval of generic versions of Vascepa. We are now engaged in related patent litigation and could face other challenges to our exclusivity.

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

As an alternate path to FDA approval for modifications of products previously approved by the FDA, an applicant may submit a new drug application, or NDA, under Section 505(b)(2) of the FDCA (enacted as part of the Hatch-Waxman Amendments). This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the owner of the data. The Hatch-Waxman Amendments permit the applicant to rely upon the FDA findings of safety and effectiveness of a drug that has obtained FDA approval based on preclinical or clinical studies conducted by others. In addition to relying on FDA prior findings of safety and effectiveness for a referenced drug product, the FDA may require companies to perform additional preclinical or clinical studies to support approval of the modification to the referenced product.

If an application for a generic version of a branded product or a Section 505(b)(2) application relies on a prior FDA finding of safety and effectiveness of a previously-approved product including an alternative strength thereof, the applicant is required to certify to the FDA concerning any patents listed for the referenced product in the FDA publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify in the application that:

(I)	there is no patent information listed for the reference drug;
(II)	the listed patent has expired for the reference drug;
(III)	the listed patent for the reference drug has not expired, but will expire on a particular date and approval is sought after patent expiration; or

(IV)	the listed patent for the reference drug is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the product for which the ANDA or 505(b)(2) NDA is submitted.

The Hatch-Waxman Amendments require an applicant for a drug product that relies, in whole or in part, on the FDA’s prior approval of Vascepa, to notify us of its application, a “paragraph IV” notice, if the applicant is seeking to market its product prior to the expiration of the patents that both claim Vascepa and are listed in the Orange Book. A bona fide paragraph IV notice may not be given under the Hatch-Waxman Amendments until after the generic company receives from the FDA an acknowledgement letter stating that its ANDA is sufficiently complete to permit a substantive review.

The paragraph IV notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that the relevant patents are invalid, or both. After receipt of a valid notice, the branded product manufacturer has the option of bringing a patent infringement suit in federal district court against any generic company seeking approval for its product within 45 days from the date of receipt of each notice. If such a suit is commenced within this 45-day period, the Hatch-Waxman Amendments provide for a 30-month stay on FDA’s ability to give final approval to the proposed generic product, which period begins on the date the paragraph IV notice is received. Generally, during a period of time in which generic applications may be submitted for a branded product based on a product’s regulatory exclusivity status, if no patents are listed in the Orange Book before the date on which a complete ANDA application for a product (excluding an amendment or supplement to the application) is submitted, an ANDA application could be approved by FDA without regard to a stay. For products entitled to five-year exclusivity status, the Hatch-Waxman Amendments provide that an ANDA application may be submitted after four years following FDA approval of the branded product if it contains a certification of patent invalidity or non-infringement to a patent listed in the Orange Book. In such a case, the 30-month stay runs from the end of the five-year exclusivity period. Statutory stays may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the ANDA applicant before the expiration of the 30-month period, the stay will be immediately lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patents are not upheld or if the generic competitor is found not to infringe such patents.

In the first half of 2014, we received six paragraph IV notices notifying us of accepted ANDAs to the Vascepa 1-gram dose strength under the Hatch-Waxman Amendments. These ANDAs were submitted and accepted by FDA under the regulatory scheme adopted under the Hatch-Waxman Amendments based on the FDA’s determination that we were entitled to three, and not five-year exclusivity. As a result, from the first half of 2014 until June 2015, we were engaged in costly litigation with the ANDA applicants to protect our patent rights.

Based on the May 28, 2015, District of Columbia court order granting our motion for summary judgment in the new chemical entity, or NCE, litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of ANDAs to Vascepa based on a three-year regulatory exclusivity determination, agreed to a full stay of proceeding in that patent litigation.

Following the May 28, 2015 District of Columbia court order setting aside FDA’s denial of NCE exclusivity for Vascepa, FDA notified the ANDA filers that FDA had changed the status of their ANDAs to submitted, but no longer accepted, and notified ANDA filers that FDA had ceased review of the pending ANDAs. In rescinding acceptance of the ANDAs, the statutory basis for the patent litigation (accepted ANDAs) no longer existed. Thus, in July 2015, we moved to dismiss the pending patent infringement lawsuits against each of the Vascepa ANDA applicants in the U.S. District Court for the District of New Jersey.

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

On May 31, 2016, in a reversal that FDA and we view as consistent with the court’s May 28, 2015 summary judgment motion, FDA determined that Vascepa is eligible for five-year, NCE marketing exclusivity. This determination provides Vascepa with the benefits of NCE exclusivity afforded by statute. NCE exclusivity for Vascepa ran from its date of FDA approval on July 26, 2012 and extended until July 26, 2017. We believe the statutory NCE-related 30-month stay triggered by the 1-gram dose patent litigation following generic application submissions permitted on July 26, 2016 is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval, unless such patent litigation is resolved against us sooner.

In September and October 2016, we received paragraph IV certification notices from four companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 1-gram dose strength of Vascepa as described in those companies’ ANDAs. These certifications were expected given the eligibility for submission of ANDAs under the NCE regulatory structure, after the expiration of four years from the July 2012 approval of Vascepa.

We filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties, collectively, Roxane, in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, West-Ward) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward is now captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., collectively, DRL, in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited, or collectively, Teva, in the U.S. District Court for the District of Nevada. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, we are seeking, among other remedies, an order enjoining each defendant from marketing generic versions of the 1-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings, and are in their early stages.

The fourth ANDA applicant referenced above is Apotex Inc., or Apotex, which sent us a paragraph IV certification notice in September 2016. The notice reflected that Apotex made a paragraph IV notice as to some, but not all, of the patents listed in the Orange Book for Vascepa. Because Apotex did not make a paragraph IV certification as to all listed patents, Apotex cannot market a generic version of Vascepa before the last to expire of the patents for which Apotex did not make a paragraph IV certification, which is in 2030. At a later date, Apotex may elect to amend its ANDA in order to make a paragraph IV certification as to additional listed patents. If and when Apotex does make such an amendment, it would be required to send Amarin an additional paragraph IV certification notice, and Amarin would then have the ability to file a lawsuit against Apotex pursuant to the Hatch-Waxman Amendments.

In October 2016, we introduced to the market a 500-mg dose strength of Vascepa. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 500-mg dose strength of Vascepa, as described in the Teva ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 500-mg product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining Teva from marketing generic versions of the 500-mg dose strength of Vascepa before the last to expire of the asserted patents in 2030. We anticipate that this new lawsuit against Teva will be consolidated with the pending lawsuits against Teva, West-Ward, and DRL referenced above, and we anticipate that all four lawsuits will proceed on the same schedule.

We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, or PTAB, of the US Patent and Trademark Office. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.

We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of the pending lawsuits or any subsequently filed lawsuits or inter partes review.

If an ANDA filer meets the approval requirements for a generic version of Vascepa to the satisfaction of the FDA under its ANDA, FDA may grant tentative approval to the ANDA during a Hatch-Waxman 30-month stay period. A tentative approval is issued to an ANDA applicant when its application is approvable prior to the expiration of any exclusivities applicable to the branded, reference listed drug product. A tentative approval does not allow the applicant to market the generic drug product and postpones the final ANDA approval until any exclusivity protections, such as a 30-month stay, have expired.

As a result of the statutory stays associated with the filing of these lawsuits under the Hatch-Waxman Amendments, we believe the FDA cannot grant final approval to West-Ward, DRL, or Teva’s respective ANDAs for the 1-gram strength of Vascepa before

January 26, 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. In addition, we believe the FDA cannot grant final approval to Teva’s ANDA for the 500-mg strength Vascepa before the beginning of March 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid.

If final approval is granted and an ANDA filer is able to supply the product in significant commercial quantities, the generic company could introduce a generic version of Vascepa. Any such introduction of a generic version of Vascepa would also be subject to current patent infringement claims including those being litigated in the above-detailed patent litigations, and any court order we may seek and be granted to prevent any such launch based on our patent claims prior to any adverse court judgment or PTAB finding against us.

Any generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

Vascepa’s five-year, NCE and related exclusivity benefits could be challenged by companies seeking to introduce generic versions of Vascepa.

The timelines and conditions under the ANDA process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, NCE marketing exclusivity. In May 2016, after significant litigation, FDA determined that Vascepa is eligible for NCE marketing exclusivity. Accordingly, we believe a related 30-month stay is currently in place with respect to our 1-gram dose strength of Vascepa that is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval of Vascepa, unless related patent litigation is resolved against us sooner. We believe we are entitled to a separate 30-month stay with respect to our 500-mg dose product and the related Teva paragraph IV certification that would expire at the beginning of March 2020, 30 months after the related August 29, 2017 paragraph IV notice was received by us.

The FDA typically makes a determination on marketing exclusivity in connection with an NDA approval of a drug for a new indication. FDA marketing exclusivity is separate from, and in addition to, patent protection, trade secrets and manufacturing barriers to entry which could also help protect Vascepa against generic competition.

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

NCE marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In such case, the pioneer drug company is afforded the benefit of a 30-month stay against the launch of such a competitive product that extends from the end of the five-year exclusivity period. A pioneer company could also be afforded extensions to the stay under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. A drug sponsor could also gain a form of marketing exclusivity under the Hatch-Waxman Amendments if such company can, under certain circumstances, complete a human clinical trial process and obtain regulatory approval of its product.

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

On May 31, 2016, in a reversal that FDA and we view as consistent with the court’s May 28, 2015 summary judgment motion, FDA determined that Vascepa is eligible for five-year, NCE marketing exclusivity. We believe this determination provides Vascepa with the benefits of NCE exclusivity afforded by statute. NCE exclusivity for Vascepa ran from its date of FDA approval on July 26, 2012 and extended until July 26, 2017. We believe the statutory NCE-related 30-month stay triggered by the 1-gram dose patent litigation following generic application submissions permitted on July 26, 2016 is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval, unless such patent litigation is resolved against us sooner. We also believe we are entitled to a separate 30-month stay with respect to our 500-mg dose product and the related Teva paragraph IV certification that would expire at the beginning of March 2020, 30 months after the related August 29, 2017 paragraph IV notice was received by us.

It is possible that FDA’s NCE determination and related 30-month stays could be challenged by interested parties. If challenged, we plan to vigorously defend exclusivity for Vascepa. Any such challenge could have a negative impact on our company and create uncertainty around the continued benefits associated with exclusivity that we believe are applicable to us under the Hatch-Waxman Amendments.

Regulatory exclusivity is in addition to exclusivity afforded by issued patents related to Vascepa.

Vascepa is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, Vascepa is subject to non-prescription competition and consumer substitution.

Our only product, Vascepa, is a prescription-only omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested efficacy and safety of Vascepa as having a superior therapeutic profile to untested and largely unregulated omega-3 fatty acid dietary supplements. In addition, the FDA has not yet enforced to the full extent of its regulatory authority what we view as illegal claims made by certain omega-3 fatty acid product manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that certain of such chemically altered products are dietary supplements and that certain of such products reduce triglyceride levels.

Also, for more than a decade now, subject to certain limitations, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. As a result of our First Amendment litigation and settlement, we may now make this claim to healthcare professionals subject to certain qualifications.

These factors enable dietary supplements to effectively compete with Vascepa. Although we have taken steps to address these competitive issues, such as the litigation filed with the US International Trade Commission, and plan to continue to do so vigorously, we may not be successful in such efforts. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. While Vascepa is highly price-competitive for patients generally, and in particular when covered by insurance—cheaper in many cases—either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

We may not be successful in our Vascepa co-promotion effort with Kowa Pharmaceuticals America, Inc.

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to co-promote Vascepa in the United States under which Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Co-promotion under the agreement commenced in May 2014 based on a plan designed to substantially increase both the number of sales targets reached and the frequency of sales calls on existing sales targets. While our agreement provides for minimum performance criteria, we have little control over Kowa Pharmaceuticals America, Inc., and it may fail to devote the necessary resources and attention to promote Vascepa effectively. If that were to occur for an extended period of time, depending on Vascepa revenues, we may have to increase our planned expenditures and undertake additional development or commercialization activities at our own expense. Or, we may seek to terminate the agreement and search for another commercialization partner. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

Outcomes studies of certain other lipid-modifying therapies have failed to achieve the endpoints of such studies, even though they reduced triglyceride levels and showed other favorable effects on parameters relevant to cardiovascular health in studied patients, such as inflammation. For example, in 2010, the results of the ACCORD-Lipid trial were published. This trial studied the effect of adding fenofibrate onto open-label simvastatin therapy on cardiovascular outcomes. The addition of fenofibrate did not show any treatment benefit on cardiovascular outcomes over simvastatin monotherapy in this study. In 2011, the results of the AIM-HIGH trial were published. This trial studied the effect of adding a second lipid-altering agent, extended-release niacin, to simvastatin therapy on cardiovascular outcomes in people at high risk for cardiovascular events. Niacin, for example, has also been shown to have favorable effects on inflammation parameters. No significant incremental treatment benefit with extended-release niacin was observed.

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

In addition, the independent data monitoring committee for REDUCE-IT, or the DMC, has multiple times per year assessed safety data generated in the ongoing study and has thus far recommended to continue the study as planned. Thus, multiple safety reviews to date have not warranted study stoppage. Nevertheless, the study may be stopped at any time based on recommendations of the DMC due to safety concerns identified by the DMC during its ongoing and regularly scheduled safety data assessments.

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

Our commercialization of Vascepa outside the United States is substantially dependent on third parties.

We have expanded our Vascepa commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa and Canada. We continue to assess other opportunities to develop Vascepa commercialization outside of the United States through similar arrangements.

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm is required to conduct clinical trials in the China Territory to secure regulatory approval. Significant commercialization of Vascepa in the China Territory is several years away, if at all. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Commercialization across the Middle East and North Africa is several years away, if at all, in the most commercially significant territories and subject to similar risks as in the China Territory.

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. Amarin is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT.

We have limited experience working with partners outside the United States to develop and market our products in non-U.S. jurisdictions. In order for our partners to market and sell Vascepa in any country outside of the United States for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements and timing for regulatory approval, which may include conducting clinical trials, vary widely from country to country and may in some cases be different than or more rigorous than requirements in the United States. Any failure by us or our partners to obtain approval for Vascepa in non-U.S. jurisdictions in a timely manner may limit the commercial success of Vascepa and our ability to grow our revenues.

The commercial value to us of sales of Vascepa outside the United States may be smaller than we anticipate.

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

We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, enacted in March 2010,which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and, given we received communication from the FDA that it considers this matter to be closed, we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also subject to U.S. federal and state consumer protection and unfair competition laws, non-compliance with which could subject us to significant liability. Similar requirements exist in many of these areas in other countries.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as Kowa Pharmaceuticals America, Inc. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for Vascepa obtained in territories outside the United States. Given our inexperience with marketing and commercializing products outside the United States, we will need to rely on third parties, such as Eddingpharm in China, to assist us in dealing with any such issues.

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

•	a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and
•	new laws affecting Vascepa sales, such as state and federal efforts to affect drug pricing and provide healthcare coverage that includes reimbursement for prescription drugs.

We expect further federal and state proposals and healthcare reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs. Legislative changes to the Affordable Care Act remain possible under the Trump Administration.

The continuing efforts of government and other third-party payors to further contain or reduce the costs of healthcare through various means may limit our commercial opportunity. For example, the State of California recently enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations. These and other measures in California and as developed in other states, to the extent applicable to us, could negatively affect our revenue and results from operations.

In addition, it is time-consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by PPACA and by other healthcare reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. We have a relatively small sales organization consisting of approximately 150 sales professionals, including sales representatives and their managers. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. While we intend to wait for REDUCE-IT results before adding the majority of these additional sales representatives, we plan to add approximately 10 to 20 sales representatives and expand sales management prior to REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 60 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 60 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	44 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	3 additional patents covering a new combination therapy comprised of EPA and another drug.

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

In January 2017, we issued financial and business guidance, including expected fiscal year 2017 total net revenue and expectations regarding improved cash flow from commercial operations and timing of the REDUCE-IT outcomes trial. In August 2017, we updated that guidance favorably based on changed circumstances. All such guidance is based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our currently projected 2017 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

In 2007, we purchased Ester Neurosciences Limited, or Ester, an Israeli pharmaceutical company, and its lead product candidate, EN101, an AChE-R mRNA inhibitor for the treatment of myasthenia gravis, or MG, a debilitating neuromuscular disease. In connection with the acquisition, we assumed a license to certain intellectual property assets related to EN101 from the Yissum Research Development Company of The Hebrew University of Jerusalem, or Yissum. In keeping with our 2009 decision to re-focus our efforts on developing improved treatments for cardiovascular disease and cease development of all product candidates outside of our cardiovascular disease focus, we amended the terms of our acquisition agreement with the original shareholders of Ester.

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

However, we cannot assure you that we are or will continue to be resident only in Ireland for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become resident in a jurisdiction other than Ireland. Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities. We are currently undergoing federal and state tax audits, including audit by the United States Internal Revenue Service (IRS) for the years 2013 to 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. The ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Should we cease to be an Irish tax resident, we may be subject to a charge to Irish capital gains tax on our assets. Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to a charge to local capital gains tax charge on the assets.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Our top three customers accounted for 90% and 95% of gross product sales for the nine months ended September 30, 2017 and 2016, respectively, and represented 87% and 95% of the gross accounts receivable balance as of September 30, 2017 and 2016, respectively. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2016, 2015, and 2014, we reported losses of approximately $86.4 million, $149.1 million, and $56.4 million, respectively, and we had an accumulated deficit as of December 31, 2016 of $1.2 billion. For the nine months ended September 30, 2017 and 2016, we reported losses of approximately $45.4 million and $58.9 million, respectively, and we had an accumulated deficit as of September 30, 2017 of $1.2 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

•

the timing and ability of commercialization partners outside the United States to develop, register and commercialize Vascepa in the China Territory, several Middle Eastern and North African countries, and Canada, for example, including obtaining necessary regulatory approvals and establishing marketing channels;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;
•	the timing and nature of results of the REDUCE-IT study or post-approval studies for Vascepa;
•	outcomes of litigation and other legal proceedings; and
•	our regulatory dialogue on the REDUCE-IT study.

We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $79.1 million as of September 30, 2017 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018. Depending on the level of cash generated from operations, additional capital may be required to sustain operations, fund debt obligations or expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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
•

the costs associated with commercializing Vascepa in the United States, including expenditures such as potential direct-to-consumer advertising and increased sales force sizing, and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, including the cost of sales and marketing capabilities with our co-promotion partner, Kowa Pharmaceuticals America, Inc., and the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

•	the continued cost associated with our REDUCE-IT cardiovascular outcomes study and subsequent publication of REDUCE-IT results;
•	continued costs associated with litigation and other legal proceedings;
•	the time and costs involved in obtaining additional regulatory approvals for Vascepa after REDUCE-IT results;
•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

If we require additional funds and adequate funds are not available to us in amounts or on terms acceptable to us or on a timely basis, or at all, our commercialization efforts for Vascepa may suffer materially, and we may need to delay the advancement of the REDUCE-IT cardiovascular outcomes trial.

The potential future benefit of our substantial net operating loss carryforwards could be lost and our prospects for profitability could be materially diminished if tax regulations or rates change or if we are deemed to not have active operations in Ireland.

Tax law and policies in the United States and Ireland are subject to change based on adjustments in political perspectives. In the United States and internationally, how to tax entities with international operations, like Amarin, has been subject to significant re-evaluation. We developed Vascepa in and from Ireland. In recent years, particularly since 2013 when commercial sale of Vascepa commenced in the United States, the majority of our consolidated operations have been in the United States. Ownership to Vascepa continues to reside with our wholly-owned Ireland-based subsidiary, Amarin Pharmaceuticals Ireland Ltd., and oversight and operations of that entity are structured to be maintained in Ireland. In order to effectively utilize our accumulated net operating loss carryforwards for tax purposes in Ireland, our operations, particularly for this subsidiary, need to be active in Ireland. In addition, utilization of these accumulated net operating loss carryforwards assumes that tax treaties between Ireland and other countries, particularly the United States, do not change in a manner which limit our future ability to offset earnings with these operating loss carryforwards for tax purposes.

Similarly, a change in our Irish tax residence could materially affect our ability to obtain profitability, if at all. Changes in tax law and tax rates, particularly in the United States and Ireland, could also impact our assessment of deferred taxes. Any change in our assessment of the realizability or the timing for realizing deferred taxes could have a negative impact our future profitability.

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

As of October 31, 2017, we had 270,879,464 common shares outstanding including 270,509,836 shares held as ADSs and 369,628 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

The market price of our ADSs and common shares may also be affected by factors such as:

•	developments or disputes concerning ongoing patent prosecution efforts and any future patent or proprietary rights;

•	litigation and regulatory developments in the United States affecting our Vascepa promotional rights, and regulatory developments in other countries;
•	actual or potential medical results relating to our products or our competitors’ products;
•	interim failures or setbacks in product development;
•	innovation by us or our competitors;
•	currency exchange rate fluctuations; and
•	period-to-period variations in our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2017 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 – 31, 2017	—	$—
August 1 – 31, 2017	—	—
September 1 – 30, 2017	43,617	3.50
Total	43,617	$3.50

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: November 1, 2017