Form 10-K
period 2017-12-31
AMARIN CORP PLC\UK
filed 2018-02-27
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $1.1 billion, based upon the closing price on the NASDAQ Capital Market reported for such date.

292,318,731 shares were outstanding as of February 23, 2018, including 291,318,286 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 1,000,445 Ordinary Shares. In addition, 32,818,464 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of February 23, 2018, for a total of 325,137,195 ordinary shares and ordinary share equivalents outstanding as of February 23, 2018.

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

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistently high triglycerides. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States based on the federal court declaration described below. In March 2016, we reached agreement with the FDA and U.S. government under which they agreed to be bound by the terms of the August 2015 judicial declaration. Vascepa is available in the United States by prescription only.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, which commenced in May 2014 and is scheduled to end at the end of 2018. Our direct sales force has, for the past few years through late 2017, consisted of approximately 150 sales professionals, including sales representatives and their managers. During the fourth quarter of 2017, we added approximately 15 sales representatives, bringing our direct sales force in the United States to approximately 165 sales professionals. We anticipate increasing our direct sales force to approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. We also intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

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

Triglycerides are the main constituent of body fat in humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that approximately 70 million adults in the United States have elevated triglyceride levels (TG ≥150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG ≥200 mg/dL), and approximately 3 to 4 million adults in the United States have severely high triglyceride levels (TG ≥500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

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

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of primary cardiovascular events to be reached near the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, vital data will be collected from all remaining living patients in the study and data in the study will be rolled-up for evaluation by the independent data monitoring committee, or DMC, and creation of a final study report. We have instructed clinical sites to schedule patients enrolled in the study for their final site visits commencing March 1, 2018.

The REDUCE-IT study, since its inception in 2011, has been conducted under a special protocol assessment, or SPA, agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 33,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p<0.0436. In January 2018, we announced that more than 90% of the 1,612 targeted aggregate number of primary cardiovascular events have been reported and documented.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA-approved labeling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization—United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We currently market Vascepa in the United States through our direct sales force of approximately 165 sales professionals, including sales representatives and their managers. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

In October 2016, in addition to the original 1-gram capsule size for Vascepa, we introduced a smaller 0.5-gram capsule size, the first and only 0.5-gram prescription omega-3 alternative available on the market, for the subset of patients who prefer a smaller capsule. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsule.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the agreement, as amended, we anticipate incurring expense for both the annual co-promotion fee, which in 2018 will again be calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the agreement, as amended, after expiration of the agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2017 was approximately 394,000 compared to 374,000, 344,000, 305,000, and 286,000 in the three months ended September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016, respectively. According to data from another third party, IQVIA (formerly QuintilesIMS), the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2017 was approximately 406,000 compared to 372,000, 344,000, 307,000, and 289,000 in the three months ended September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, a non-refundable milestone payment of $1.0 million received upon successful submission of a clinical trial application, or CTA, with respect to the MARINE indication for Vascepa to the Chinese regulatory authority in March 2016. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China. We are also entitled to receive future regulatory and sales-based milestone payments of up to an additional $153.0 million. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $1.0 million to $15.0 million for a total of $33.0 million. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, we received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. We receive all payments based on total product sales and pay Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price.

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

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of primary cardiovascular events to be reached near the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, vital data will be collected from all remaining living patients in the study and data in the study will be rolled-up for evaluation by the DMC and creation of a final study report. We have instructed clinical sites to schedule patients enrolled in the study for their final site visits commencing March 1, 2018.

The REDUCE-IT study, since its inception in 2011, has been conducted under a SPA agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 33,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p< 0.0436. In January 2018, we announced that more than 90% of the 1,612 targeted aggregate number of primary cardiovascular events have been reported and documented.

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

Financial Position

In February 2018, we received approximately $65.0 million of net proceeds from a registered offering of our American Depositary Shares (ADSs). We believe that our cash and cash equivalents of $73.6 million as of December 31, 2017, together with the approximately $65.0 million received in February 2018, will be sufficient to fund our projected operations through results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Lipid Disorders and Cardiovascular Disease

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2018 Update from the American Heart Association, more than 1 out of every 3 adults in the United States (approximately 92 million) currently lives with one or more types of cardiovascular disease; an estimated 1 million new or recurrent coronary events and 795,000 new or recurrent strokes occur each year; an estimated 29 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 71 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL).

In addition to cholesterol, lipoproteins such as LDL also carry fats in the form of triglycerides. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream and has been reported to be an independent risk factor for cardiovascular disease. Triglyceride levels provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol (HDL-C; often called “good” cholesterol) and elevated levels of LDL-C. The effect of Vascepa on cardiovascular mortality and morbidity in patients with hypertriglyceridemia has not been determined.

Guidelines for the management of very high triglyceride levels (≥500 mg/dL) suggest that reducing triglyceride levels is the primary treatment goal in these patients to reduce the risk of acute pancreatitis. Treating LDL-C remains an important secondary goal. Other important parameters to consider in patients with very high triglycerides include levels of apolipoprotein B (apo B), non-HDL-C, and very low-density lipoprotein cholesterol (VLDL-C). The effect of Vascepa on the risk for pancreatitis in patients with hypertriglyceridemia has not been determined.

It is estimated that over 40 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that approximately 70 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Additionally, approximately 3 to 4 million adults in the United States have very high triglyceride levels (≥500 mg/dL). Since 1976, mean triglyceride levels have increased, in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased.

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

We believe the potential market for Vascepa is large and growing globally. According to Symphony Health data, we estimate that drug treatment for hypercholesterolemia patients exceeds $69 billion per year in the United States, with sales dominated by statin therapies. U.S. sales of fibrates as a class of products were approximately $2.8 billion in 2017 with generic fenofibrate and gemfibrozil leading the class. U.S. gross sales of prescription omega-3 therapies in 2017 were over $1.2 billion with generic Lovaza leading the class.

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

Importantly, the significant reduction in triglycerides was not associated with a statistically significant increase in median LDL-C compared to placebo at either dose (-2.3% for the 4-gram group and +5.2% for the 2-gram group [both p=NS]). In addition, there was a statistically significant decrease in median non-HDL-C (total cholesterol less so-called “good cholesterol”) compared to placebo with both of the Vascepa-treated groups (-18% for the 4-gram group [p < 0.001] and -8% for the 2-gram group [p < 0.05]).

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

Other secondary efficacy endpoints included the median placebo-adjusted percent change in non-high-density lipoprotein cholesterol (non-HDL-C), apolipoprotein B (apo B), and lipoprotein-associated phospholipase A2 (Lp-PLA2). The 4-gram dose was associated with statistically significant reductions in non-HDL-C (13.6%, p<0.0001), apo B (9.3%, p<0.0001), Lp-PLA2 (19%, p<0.0001) and high-sensitivity C-reactive protein (hsCRP) (22%, p<0.001), at week 12 compared to placebo. One published analysis showed that the Vascepa 4-gram daily dose in the ANCHOR study also significantly decreased levels of the inflammatory marker oxidized low-density lipoprotein relative to placebo by 13% (p < 0.0001). In a separate, post-hoc analysis of study data, Vascepa 4 g/day statistically significantly reduced ApoC-III levels by 25.1% in MARINE (p < 0.0001) and by 19.2% in ANCHOR (p < 0.0001) versus placebo.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA-approved labeling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

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

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of primary cardiovascular events to be reached near the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, vital data will be collected from all remaining living patients in the study and data in the study will be rolled-up for evaluation by the DMC and creation of a final study report. We have instructed clinical sites to schedule patients enrolled in the study for their final site visits commencing March 1, 2018.

The REDUCE-IT study, since its inception in 2011, has been conducted under a SPA agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 33,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p< 0.0436. In January 2018, we announced that more than 90% of the 1,612 targeted aggregate number of primary cardiovascular events have been reported and documented.

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

Manufacturing and Supply for Vascepa

We currently use third-party manufacturers to manufacture the clinical and commercial active pharmaceutical ingredient, or API, within Vascepa, and to encapsulate and package Vascepa. The FDA approval of Vascepa in July 2012 included the approval of one API manufacturer, Nisshin Pharma, Inc., or Nisshin, and one API encapsulator, Patheon, Inc., or Patheon (formerly Banner Pharmacaps, now part of Thermo Fisher Scientific). Nisshin and Patheon are the API manufacturer and API encapsulator, respectively, with which we have had the longest working relationships. Their facilities were approved by the FDA following successful preapproval inspections and they remain active manufacturers of Vascepa.

We currently rely on Patheon and Capsugel Plöermel SAS (now a Lonza company) for the encapsulation of Vascepa and we have an encapsulation agreement with one other qualified commercial API encapsulator, Catalent Pharma Solutions.

In addition to purchasing API from Nisshin, we have also purchased API from Chemport, Inc., or Chemport. In December 2012, we announced our submissions of two sNDAs to the FDA seeking approval for Chemport and BASF (formerly Equateq Limited) as additional Vascepa API manufacturers. In April 2013, the FDA approved our sNDAs encompassing Chemport and BASF as additional Vascepa API suppliers. On December 30, 2013, we issued a notice of termination of our API agreement to BASF as a result of BASF’s non-compliance with the terms of such agreement and the agreement subsequently terminated in the first quarter of 2014. BASF remains an approved API supplier. In December 2012, we announced an agreement with an exclusive consortium of companies led by Slanmhor Pharmaceutical, Inc., or Slanmhor. We submitted a sNDA in August 2013 seeking FDA approval for this supplier to manufacture Vascepa API and in July 2014 the FDA approved our sNDA for Slanmhor as an API supplier. In July 2014, we terminated the supply agreement with Slanmhor and subsequently, in June 2015, entered into a new supply agreement with Finorga SAS, or Novasep. API manufactured by Novasep was previously approved by the FDA in July 2014.

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

Some of our agreements with our API suppliers are exclusive and may include minimum purchase commitments. During 2017 and 2016, we fully met the aggregate minimum purchase requirements in our supply agreements. Under the supply agreements, we can purchase more than the minimum requirements. Certain of these agreements contemplate phased capacity expansion aimed at creating sufficient volumes to meet anticipated demand for Vascepa. Certain of these agreements contain provisions for reduced payments (fractional API cost) for unmet annual volume requirements.

Our Commercialization Plans

We currently market Vascepa in the United States through our direct sales force of approximately 165 sales professionals, including sales representatives and their managers. We currently target clinicians who are top prescribers of lipid-regulating therapies. During the period from January 2013, when Vascepa was commercially launched in the United States, until October 2013, when the FDA notified us that it rescinded the ANCHOR study SPA agreement, our direct sales force was larger, consisting of approximately 275 sales representatives. Since then, through late 2017, the size of our direct sales force has included approximately 130 to 150 sales representatives with focus on select sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth. We anticipate increasing our direct sales force to approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in the United States. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

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

Until results of our cardiovascular outcomes trial, REDUCE-IT, show otherwise, we plan to continue to promote Vascepa based on the effects of Vascepa on surrogate biomarkers as studied in MARINE and ANCHOR and supportive but not conclusive data on the potential of Vascepa to reduce cardiovascular risk in the relevant patient population. After results of REDUCE-IT are available, on the assumption that the study demonstrates that Vascepa is effective in lowering the rate of major adverse cardiovascular events in patients with risk factors similar to those studied in REDUCE-IT, we intend to expand the size of our U.S. direct sales force and seek to expand promotion of Vascepa based on the results of the REDUCE-IT trial.

Outside of the United States, we have expanded our commercialization activities through partnering arrangements in certain territories. In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Eddingpharm will be solely responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. For example, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China. Additional clinical development efforts may be necessary in this market. Significant commercialization of Vascepa in the China Territory is several years away, if at all. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

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

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. We will be responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT. Significant commercialization of Vascepa in Canada is several years away, if at all. If HLS Therapeutics is not able to effectively register and commercialize Vascepa in Canada, we may not be able to generate revenue from the agreement as a result of the sale of Vascepa in Canada.

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

Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, which was approved by FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia, and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix, and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our FDA-approved indicated use and in off-label uses, such as to beneficially affect lipid levels in patients with persistent high triglyceride levels after statin therapy with the aim of potentially lowering cardiovascular risk beyond statin therapy.

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

Results of pending low dose omega-3 and other cardiovascular outcomes studies may negatively affect sales of Vascepa. For example, in 2018, results of both VITamin D and OmegA-3 TriaL (VITAL) and A Study of Cardiovascular Events iN Diabetes (ASCEND) trials are expected to be released. VITAL is an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk. ASCEND is a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acids 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. Positive results due to the omega-3 component from one or both trials may influence greater utilization of 1 gram daily of dietary supplements or Lovaza in a broad low cardiovascular risk population and in patients with diabetes and may potentially cause an update of AHA recommendation for 1 gram per day of EPA and DHA based on trial results. Negative results from such studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite the highly-pure EPA active ingredient in Vascepa and its higher dose regimine. Also, AstraZeneca is currently conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily, for approximately 3-5 years as determined when the number of major adverse cardiovascular event outcomes is reached. The STRENGTH study estimated completion date is in November 2019, but it could be stopped earlier if, for example, it generates an overwhelming efficacy result. In addition, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) announced in March 2017 that it is initiating a phase III cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for its omega-3 prescription drug candidate, CaPre®, derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the fourth quarter of 2017 and expects to begin dosing patients in the first quarter of 2018. Study completion is expected in 2019. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development. Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014, Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2017 announced the submission of an NDA to the FDA for volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). The NDA submission was based on positive Phase 3 results from the APPROACH trial in patients with FCS and from the COMPASS trial in patients with severe hypertriglyceridemia. A Phase 3 trial is currently ongoing studying volanesorsen in patients with familial partial lipodystrophy (FPL) (BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including volanesorsen. Gemphire Therapeutics has announced plans to advance gemcabene into Phase 3 trials in 2018. Gemcabene is an oral, once-daily pill, for a number of hypercholesterolemic populations and severe hypertriglyceridemia. Gemphire announced a Phase 2b trial (INDIGO-1) in patients with severe hypertriglyceridemia is ongoing with top-line data expected in the second quarter of 2018. Zydus Cadila is conducting a Phase 2 trial of its lead program, Saroglitazar, in severe hypertriglyceridemia in the United States.  The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia.

Vascepa also faces competition from dietary supplement companies marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the FDA. Many of the promoters of such products have greater resources than Amarin and they are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. We cannot be sure physicians and pharmacists will view the FDA-approved prescription-only status, EPA-only purity of Vascepa and stringent regulatory oversight as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States. Even if future indications for Vascepa are approved, the FDA’s review will be lengthy, and we may encounter significant difficulties or costs during the review process. After approving any drug product, the FDA may require post-marketing testing and surveillance to monitor the effects of approved products or it may place conditions on approvals including potential requirements or risk management plans that could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of an off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treated patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data (the safety data from which is already in FDA-approved labeling of Vascepa) or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about

Vascepa. If our promotional activities or other operations are found to be in violation of any of law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

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

If our promotional activities or other operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

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

It appears likely that the PPACA will continue to exert pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs. Legislative changes to the PPACA remain possible under the Trump Administration.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 62 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 62 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	45 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;

•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	3 additional patents covering a new combination therapy comprised of EPA and another drug.

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

Employees

At February 23, 2018, we had 241 full-time employees employed in sales, marketing, general and administrative and research and development functions. We believe our relations with our employees are good.

Organizational Structure

At February 23, 2018, we had the following subsidiaries:

Subsidiary Name	Country of Incorporation or Registration	Proportion of Ownership Interest and Voting Power Held
Amarin Pharmaceuticals Ireland Limited	Ireland	100%
Amarin Pharma Inc.	United States	100%
Amarin Neuroscience Limited	Scotland	100%
Corsicanto DAC (in liquidation) (formerly Corsicanto Limited)	Ireland	100%
Corsicanto II DAC	Ireland	100%
Ester Neurosciences Limited	Israel	100%

As of the date of this Annual Report on Form 10-K, our principal operating activities were being conducted by Amarin Corporation plc, together with Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc., with little to no operating activity being conducted by Amarin Neuroscience Limited, Corsicanto DAC (in liquidation) (formerly Corsicanto Limited), Corsicanto II DAC, or Ester Neurosciences Limited.

In January 2012, Amarin, through its wholly-owned subsidiary Corsicanto DAC (in liquidation) (formerly Corsicanto Limited), or Corsicanto, a private designated activity company incorporated under the laws of Ireland, completed a private placement of $150.0 million in aggregate principal amount of its 3.5% exchangeable senior notes due 2032 (the 2012 Notes), a portion of which were exchanged in May 2014 (the 2014 Notes) and a portion of which were extinguished in 2015 and replaced with new 3.5% exchangeable senior notes due 2032 (the 2015 Notes). In September 2016, the entirety of the 2014 Notes and 2015 Notes were mandatorily exchanged in accordance with their respective terms. In January 2017, approximately $15.0 million of the 2012 Notes were put to the Company, and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes plus accrued and unpaid interest, such that no 2012 Notes remained outstanding as of December 31, 2017. Refer to Note 8—Debt for further discussion. Corsicanto was formed in November 2011 and was subsequently acquired by Amarin in January 2012 for the sole purpose of facilitating this financing transaction. A liquidator was appointed to Corsicanto on September 7, 2017 pursuant to a resolution of Amarin Corporation plc as sole shareholder.

In January 2017, the Company and Corsicanto II DAC, or Corsicanto II, a designated activity company formed under the laws of Ireland and a wholly owned subsidiary of the Company, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which Corsicanto II issued and sold $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047 (the “2017 Notes”) at an issue price of 100%. The net proceeds from the offering were $28.8 million after deducting placement agent fees and offering expenses payable by the Company. The offering of the 2017 Notes closed on January 25, 2017. Refer to Note 8—Debt for further discussion. Corsicanto II has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2017 Notes.

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

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our ability to successfully commercialize Vascepa, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, effects of tax reform, and other risks set forth below.

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

The uncertain effect of Vascepa on its ultimate targeted clinical benefits makes it more difficult to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

In January 2013, we launched Vascepa based on the U.S. Food and Drug Administration, or FDA, approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Approximately 3 to 4 million adults in the United States have severely high triglyceride levels (TG ≥500 mg/dL), commonly known as very high triglyceride levels. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

In August 2015, based on a federal court order, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States for the treatment of patients with high (TG ≥200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels, based on results from the ANCHOR study of Vascepa. It is estimated that approximately 40 million adults in the United States have high triglyceride levels (TG ≥200 mg/dL), and many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol and are on statin therapy. FDA did not approve Vascepa for use in this population due to the uncertain effect of pharmaceutically induced triglyceride reduction in this patient population on cardiovascular risk reduction, the ultimate targeted clinical benefits. Our promotional efforts disclose this fact and what we view as truthful and non-misleading information on the current state of research on both triglyceride reduction and the active pharmaceutical ingredient, or API, in Vascepa, EPA, as each relate to the potential of Vascepa to reduce cardiovascular risk.

The uncertainties around the ultimate targeted clinical benefits of Vascepa make it more difficult for Vascepa to gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable. The degree of market acceptance of

Vascepa for the MARINE indication and in ANCHOR patients and in any future approved indications and uses will depend on a number of factors, including:

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
•

sufficient third-party coverage or reimbursement for on-label use, and for permitted off-label use, the third-party coverage or reimbursement for which was not addressed in the scope of the August 2015 court declaration or related settlement;

•	natural disasters that can inhibit our ability to promote Vascepa regionally and can negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
•	new policies or laws affecting Vascepa sales, such as state and federal efforts to affect drug pricing and provide or remove healthcare coverage that includes reimbursement for prescription drugs; and
•	the actual efficacy of the product and the prevalence and severity of any side effects, including any limitations or warnings contained in Vascepa’s approved labeling.

Our current and planned commercialization efforts in the United States may not be successful in increasing sales of Vascepa.

Our sales team consists of approximately 165 sales professionals, including sales representatives and their managers. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. This sales team is not large enough to call upon all physicians. In January 2013, when we initially began selling Vascepa in the United States through our own then newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure, our sales team was larger.

In May 2014 we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014, which we amended in July 2017. Under the agreement Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, along with our sales professionals based on a plan designed to focus on select sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth, increasing both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

If the results of the REDUCE-IT outcomes study are successful, we plan to expand our promotion of Vascepa, including increasing the size of our team. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. If REDUCE-IT is successful, we will again need to overcome challenges associated with rapidly hiring and training personnel and managing larger teams of people. Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. is designed such that its co-promotion of Vascepa ceases at the end of 2018. If we do not extend this co-promotion agreement, enter into a co-promotion agreement with an equally capable company or hire equally capable sales representatives, our sales may be negatively impacted.

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

In August 2015, based on a federal court order, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States through use of a set of qualified statements that we believe reflect the state of research related to the use of Vascepa in the ANCHOR population and the supportive but not conclusive research on the use of Vascepa to reduce cardiovascular risk in this population. In March 2016, we settled the litigation related to this court order under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. An FDA-approved indication for this patient population has not been granted. If new clinical information is demonstrated that changes what we understand to be truthful and non-misleading, our promotion of Vascepa will need to be modified to ensure that our promotion remains truthful and non-misleading. Our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

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

 In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in the ANCHOR population and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of an off-label use is considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treated patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data (the safety data from which is already in FDA-approved labeling of Vascepa) or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Data arising from studies of drug products are complex, such as the many studies that we believe show supportive but not conclusive research on the potential connection between the effects of EPA, the active ingredient in Vascepa, and cardiovascular risk reduction (e.g., the JELIS trial of a highly-pure EPA product in Japan and the ongoing REDUCE-IT study of Vascepa). We, the FDA, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials with respect to the outcome of these trials or other direct or indirect claims we make about Vascepa. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

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

Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies.

GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, which was approved by FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia, and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix, and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our FDA-approved indicated use and in off-label uses, such as to beneficially affect lipid levels in patients with persistent high triglyceride levels after statin therapy with the aim of potentially lowering cardiovascular risk beyond statin therapy.

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

Results of pending low dose omega-3 and other cardiovascular outcomes studies may negatively affect sales of Vascepa. For example, in 2018, results of both VITamin D and OmegA-3 TriaL (VITAL) and A Study of Cardiovascular Events iN Diabetes (ASCEND) trials are expected to be released. VITAL is an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk. ASCEND is a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acids 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. Positive results due to the omega-3 component from one or both trials may influence greater utilization of 1 gram daily of dietary supplements or Lovaza in a broad low cardiovascular risk population and in patients with diabetes and may potentially cause an update of AHA recommendation for 1 gram per day of EPA and DHA based on trial results. Negative results from such studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite the highly-pure EPA active ingredient in Vascepa and its higher dose regimine. Also, AstraZeneca is currently conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily, for approximately 3-5 years as determined when the number of major adverse cardiovascular event outcomes is reached. The STRENGTH study estimated completion date is in November 2019, but it could be stopped earlier if, for example, it generates an overwhelming efficacy result. In addition, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) announced in March 2017 that it is initiating a phase III cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre®, derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the fourth quarter of 2017 and expects to begin dosing patients in the first quarter of 2018. Study completion is expected in 2019. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development. Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014, Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced top-line results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2017 announced the submission of an NDA to the FDA for volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). The NDA submission was based on positive Phase 3 results from the APPROACH trial in patients with FCS and from the COMPASS trial in patients with severe hypertriglyceridemia. A Phase 3 trial is currently ongoing studying volanesorsen in patients with familial partial lipodystrophy (FPL) (BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including volanesorsen. Gemphire Therapeutics has announced plans to advance gemcabene into Phase 3 trials in 2018. Gemcabene is an oral, once-daily pill, for a number of hypercholesterolemic populations and severe hypertriglyceridemia. Gemphire announced a Phase 2b trial (INDIGO-1) in patients with severe hypertriglyceridemia is ongoing with top-line data expected in the second quarter of 2018. Zydus Cadila is conducting a Phase 2 trial of its lead program, Saroglitazar, in severe hypertriglyceridemia in the United States.  The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia.

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

We filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties, collectively, Roxane, in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, West-Ward) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward is now captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., collectively, DRL, in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited, or collectively, Teva, in the U.S. District Court for the District of Nevada. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, we are seeking, among other remedies, an order enjoining each defendant from marketing generic versions of the 1-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings.

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

In October 2016, we introduced to the market a 0.5-gram dose strength of Vascepa. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. This new lawsuit against Teva has been consolidated with the pending lawsuits against Teva, West-Ward, and DRL referenced above based on the 1-gram dose strength, and all four lawsuits will proceed on the same schedule.

We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, or PTAB, of the US Patent and Trademark Office. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.

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

In addition, we believe the FDA cannot grant final approval to Teva’s ANDA for the 0.5-gram strength Vascepa before the beginning of March 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. If final approval is granted and an ANDA filer is able to supply the product in significant commercial quantities, the generic company could introduce a generic version of Vascepa. Any such introduction of a generic version of Vascepa would also be subject to current patent infringement claims including those being litigated in the above-detailed patent litigations, and any court order we may seek and be granted to prevent any such launch based on our patent claims prior to any adverse court judgment or PTAB finding against us.

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

The timelines and conditions under the ANDA process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, NCE marketing exclusivity. In May 2016, after significant litigation, FDA determined that Vascepa is eligible for NCE marketing exclusivity. Accordingly, we believe a related 30-month stay is currently in place with respect to our 1-gram dose strength of Vascepa that is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval of Vascepa, unless related patent litigation is resolved against us sooner. We believe we are entitled to a separate 30-month stay with respect to our 0.5-gram dose product and the related Teva paragraph IV certification that would expire at the beginning of March 2020, 30 months after the related August 29, 2017 paragraph IV notice was received by us.

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

On May 31, 2016, in a reversal that FDA and we view as consistent with the court’s May 28, 2015 summary judgment motion, FDA determined that Vascepa is eligible for five-year, NCE marketing exclusivity. We believe this determination provides Vascepa with the benefits of NCE exclusivity afforded by statute. NCE exclusivity for Vascepa ran from its date of FDA approval on July 26, 2012 and extended until July 26, 2017. We believe the statutory NCE-related 30-month stay triggered by the 1-gram dose patent litigation following generic application submissions permitted on July 26, 2016 is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval, unless such patent litigation is resolved against us sooner. We also believe we are entitled to a separate 30-month stay with respect to our 0.5-gram dose product and the related Teva paragraph IV certification that would expire at the beginning of March 2020, 30 months after the related August 29, 2017 paragraph IV notice was received by us.

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

Our only product, Vascepa, is a prescription-only form of EPA, an omega-3 fatty acid, in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested efficacy and safety of Vascepa as having a superior therapeutic profile to unproven and loosely regulated omega-3 fatty acid dietary supplements. In addition, the FDA has not yet enforced to the full extent of its regulatory authority what we view as illegal claims made by certain omega-3 fatty acid product manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that certain of such chemically altered products are dietary supplements and that certain of such products reduce triglyceride levels.

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

These factors enable dietary supplements to effectively compete with Vascepa. Although we have taken steps to address these competitive issues, and plan to continue to do so vigorously, we may not be successful in such efforts. For example, on August 30, 2017, Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited, each wholly-owned subsidiaries of Amarin Corporation plc, filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. On October 27, 2017, the ITC determined to not institute our requested investigation. We are currently appealing this determination in federal court and plan to pursue it vigorously. In addition, to the extent the net price of Vascepa after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for Vascepa or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that favor supplement use over Vascepa. While Vascepa is highly price-competitive for patients generally, and in particular when covered by insurance—cheaper in many cases—any of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Vascepa due to reduced market acceptance.

We may not be successful in our Vascepa co-promotion effort with Kowa Pharmaceuticals America, Inc. or in replacing this co-promotion effort after it expires at the end of 2018.

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

Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. is designed such that its co-promotion of Vascepa ceases at the end of 2018. If we do not extend this co-promotion agreement, enter into a co-promotion agreement with an equally capable company or hire equally capable sales representatives, our sales may be negatively impacted.

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

A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. The MARINE and ANCHOR trials were, and the REDUCE-IT trial is, being conducted under a SPA agreement with the FDA. In each case, the FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the trial is adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness. A SPA agreement is not a guarantee of approval. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. The FDA reserves the right of final determinations for approval based on its review of the entire data presented in a marketing application.

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

The REDUCE-IT cardiovascular outcomes trial may fail to show that Vascepa can reduce major cardiovascular events in an at-risk patient population on statin therapy, and the long-term clinical results of Vascepa may not be consistent with the clinical results we observed in our Phase 3 clinical trials, in which case our sales of Vascepa may then suffer.

In accordance with the SPA agreements for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population with high triglyceride levels despite being on statin therapy. Based on projected event rates, we estimate the onset of the target aggregate number of primary cardiovascular events to be reached near the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. We have instructed clinical sites to schedule patients enrolled in the study for their final site visits commencing March 1, 2018. In January 2018, we announced that more than 90% of the targeted events have been reported and documented.

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

In addition, in September 2012, researchers published in the Journal of the American Medical Association, or JAMA, the results of a retrospective meta-analysis of twenty previously conducted studies regarding the use of omega-3 supplements across various patient populations. This meta-analysis suggested that the use of such supplements was not associated with a lower risk of all-cause death, cardiac death, sudden death, heart attack, or stroke. In January 2018, JAMA Cardiology published an update to prior meta-analyses and again concluded no benefit for low dose omega-3 supplements (all but one trial included both EPA and DHA) to prevent fatal coronary heart disease or any cardiovascular disease in people who have or are at high risk of developing cardiovascular disease. Previous meta-analyses of trials of omega-3 supplementation appeared to suggest a significant beneficial association of omega-3s with fatal coronary heart disease but not nonfatal coronary heart disease. However, the previous meta-analyses were limited as they included trials of dietary advice to eat fish or excluded trials that did not include a placebo-controlled arm. The JAMA Cardiology analysis does not support the recent AHA recommendation that 1 gram of an omega-3 dietary supplementation may be useful in patients with a history of coronary heart disease. These facts illustrate categories of challenges faced in demonstrating favorable results in complex clinical studies like REDUCE-IT and, assuming positive results of the REDUCE-IT study, in seeking to apply those results in support of regulatory approvals.

Data from clinical trials are invariably complex. It is also not typically possible to reliably extrapolate results from one trial to predict results from another as many factors differ between trials. For instance, unlike REDUCE-IT, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile. Of all the studies included in both the JAMA and JAMA Cardiology meta-analyses, all but one trial involved the use of omega-3 supplements containing a mixture of EPA and DHA or EPA and another omega fatty acid, and most were evaluated at relatively lower doses. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in adult patients with severe hypertriglyceridemia at a higher dose of 4 grams per day and is being studied in REDUCE-IT at that 4 grams per day dose.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. For example, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China. Additional clinical development efforts may be necessary in this market. Significant commercialization of Vascepa in the China Territory is several years away, if at all. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

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

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. Amarin is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT. Significant commercialization of Vascepa in Canada is several years away, if at all. If HLS Therapeutics is not able to effectively register and commercialize Vascepa in Canada, we may not be able to generate revenue from the agreement as a result of the sale of Vascepa in Canada.

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

We also are subject to the new federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, enacted in March 2010, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and, given we received communication from the FDA that it considers this matter to be closed, we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also subject to U.S. federal and state consumer protection and unfair competition laws, non-compliance with which could subject us to significant liability. Similar requirements exist in many of these areas in other countries.

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

•	a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and
•	new policies or laws affecting Vascepa sales, such as state and federal efforts to affect drug pricing and provide healthcare coverage that includes reimbursement for prescription drugs.

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

The continuing efforts of government and other third-party payors to further contain or reduce the costs of healthcare through various means may limit our commercial opportunity. For example, the State of California recently enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations. These and other measures at the federal and state levels, to the extent applicable to us, could negatively affect our revenue and results from operations.

In addition, it is time-consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by PPACA and by other healthcare reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, proposals are being considered to expand the use of dietary supplements in addition to or in place of drugs in government and private payor plans. In addition, cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we or our partners are found to have improperly promoted uses, efficacy or safety of Vascepa, we may become subject to significant fines and other liability. The government may seek to find means to prevent our promotion of truthful and non-misleading information beyond the current court ruling and litigation settlement.

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

Even if we obtain positive results from early stage preclinical studies or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease. Questions can also arise on the quality of study data or its reliability. For example, during the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, raised questions about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. It was ultimately concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of Vascepa and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the FDA approved Vascepa for use in the MARINE indication in July 2012, FDA did not dispute the veracity of the ANCHOR trial data and, in connection with the March 2016 agreement we reached with the FDA allowing us to promote the results of the ANCHOR study, the FDA did not seek to require that we include any qualification related to this earlier question regarding the mineral oil placebo. The FDA, early on in the course of the REDUCE-IT trial, directed the DMC for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting to date, the DMC has recommended to continue the REDUCE-IT study as planned. Each of these ongoing DMC recommendations has been shared with FDA. Amarin and FDA remain blinded to such study data. Despite the currently positive disposition of this matter, it illustrates that concerns such as this may arise in the future that could affect our product development, regulatory review or the public perception of our products and our future prospects.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. We have a relatively small sales organization consisting of approximately 165 sales professionals, including sales representatives and their managers. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. For example, Chemport, which was approved as one of our API suppliers in April 2013, is a privately-held company and their commitment to Vascepa supply has required them to seek additional resources. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the qualification of our API suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

We currently have encapsulation agreements with three commercial API encapsulators for the encapsulation of Vascepa: Patheon, Inc. (formerly Banner Pharmacaps, now part of Thermo Fisher Scientific), Catalent Pharma Solutions, and Capsugel Plöermel SAS (now a Lonza company). These companies have qualified and validated their manufacturing processes and are capable of manufacturing Vascepa. There can be no guarantee that additional other suppliers with which we have contracted to encapsulate API will be qualified to manufacture the product to our specifications or that these and any future suppliers will have the manufacturing capacity to meeting anticipated demand for Vascepa.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 62 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 62 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	45 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	3 additional patents covering a new combination therapy comprised of EPA and another drug.

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

In January 2018, we issued financial and business guidance, including expected fiscal year 2018 total net revenue and expectations regarding improved cash flow from commercial operations and timing of the REDUCE-IT outcomes trial. All such guidance is based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our currently projected 2018 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 33%, 28%, and 27%, respectively, of gross product sales for the year ended December 31, 2017 and represented 21%, 41%, and 27%, respectively, of the gross accounts receivable balance as of December 31, 2017. Customers A, B, and C accounted for 37%, 30%, and 28%, respectively, of gross product sales for the year ended December 31, 2016 and represented 33%, 16%, and 47%, respectively, of the gross accounts receivable balance as of December 31, 2016. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2017, 2016, and 2015, we reported losses of approximately $67.9 million, $86.4 million, and $149.1 million, respectively, and we had an accumulated deficit as of December 31, 2017 of $1.3 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

•

the timing and ability of commercialization partners outside the United States, to develop, register and commercialize Vascepa in the China Territory, several Middle Eastern and North African countries, and Canada, for example, including obtaining necessary regulatory approvals and establishing marketing channels;

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

We currently operate with limited resources. In February 2018, we received approximately $65.0 million of net proceeds from a registered offering of our ADSs. We believe that our cash and cash equivalents balance of $73.6 million as of December 31, 2017, together with the approximately $65.0 million received in February 2018, will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

To the extent we are permitted under our December 2012 Purchase and Sale Agreement with CPPIB Credit Europe S.à r.l., or CPPIB, as successor in interest to BioPharma Secured Debt Fund II Holdings Cayman LP, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder.

In January 2012, Corsicanto DAC (in liquidation) (formerly Corsicanto Limited), or Corsicanto, issued $150.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2012 Notes. In May 2014, we entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 exchangeable senior notes due 2032, or the 2014 Notes. In November 2015, we issued $31.3 million in aggregate principal amount of 3.5% exchangeable senior notes due 2032, or the 2015 Notes, and used $16.2 million of the proceeds to repay a portion of the 2012 Notes, such that $15.1 million of 2012 Notes remained outstanding. In September 2016, we mandatorily exchanged the entirety of the 2014 Notes and 2015 Notes, in accordance with their respective terms, into 60,311,188 ADSs. In January 2017, approximately $15.0 million of the 2012 Notes were put to us and, in March 2017, we redeemed the entirety of the remaining $0.1 million of outstanding principal amount of 2012 Notes plus accrued but unpaid interest, such that no 2012 Notes remain outstanding. A liquidator was appointed to Corsicanto on September 7, 2017 pursuant to a resolution of Amarin Corporation plc as sole shareholder.

In January 2017, Corsicanto II DAC, or Corsicanto II, issued $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs.

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

As of February 23, 2018, we had 292,318,731 common shares outstanding including 291,318,286 shares held as ADSs and 1,000,445 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

We believe it is prudent to assume that we were classified as a PFIC in 2012. We do not believe that we were classified as a PFIC in 2013 through 2017. Our status as a PFIC is subject to change in 2018 and future years.

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

Failure to meet our obligations under our December 2012 Purchase and Sale Agreement could adversely affect our financial results and liquidity.

Pursuant to our December 2012 Purchase and Sale Agreement with CPPIB, which was assigned to CPPIB by BioPharma Secured Debt Fund II Holdings Cayman LP in December 2017, we are obligated to make payments based on the amount of our net product sales of Vascepa and any future products based on ethyl-EPA, or covered products, subject to certain quarterly caps.

Pursuant to this agreement, we may not, among other things: (i) incur indebtedness greater than a specified amount, which we refer to as the Indebtedness Covenant; (ii) pay a dividend or other cash distribution, unless we have cash and cash equivalents in excess of a specified amount after such payment; (iii) amend or restate our memorandum and articles of association unless such amendments or restatements do not affect CPPIB’s interests under the transaction; (iv) encumber any of the collateral securing our performance under the agreement; and (v) abandon certain patent rights, in each case without the consent of CPPIB.

Upon a transaction resulting in a change of control of Amarin, as defined in the agreement, CPPIB will be automatically entitled to receive any amounts not previously paid, up to our maximum repayment obligation. As defined in the agreement, “change of control” includes, among other things, (i) a greater than 50 percent change in the ownership of Amarin, (ii) a sale or disposition of any collateral securing our debt with CPPIB and (iii), unless CPPIB has been paid a certain amount under the indebtedness, certain licensings of Vascepa to a third party for sale in the United States. The acceleration of the payment obligation in the event of a change of control transaction may make us less attractive to potential acquirers, and the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our shareholders.

To secure our obligations under the agreement, we granted CPPIB a security interest in our rights in patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the covered products, all books and records relating to the foregoing and all proceeds of the foregoing, which we refer to as the collateral. If we (i) fail to deliver a payment when due and do not remedy that failure within specific notice period, (ii) fail to maintain a first-priority perfected security interest in the collateral in the United States and do not remedy that failure after receiving notice of such failure or (iii) become subject to an event of bankruptcy, then CPPIB may attempt to collect the maximum amount payable by us under this agreement (after deducting any payments we have already made).

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

•

Under English law and our Articles of Association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles of Association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions.

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

The effect of comprehensive U.S. tax reform legislation on Amarin is uncertain.

On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”). Among a number of significant changes to the U.S. federal income tax rules, the Tax Cuts and Jobs Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base, such as a one-time tax on earnings of certain foreign subsidiaries that were previously tax deferred and a new minimum tax on foreign earnings. While we recognized a provisional expense during the year ended December 31, 2017 based on what we believe is a reasonable estimate of the income tax effects of the Act, this expense could change materially as we refine our analysis. Other effects of the Tax Cuts and Jobs Act on our company, whether adverse or favorable, are also uncertain, and may not become evident for some period of time, but could have a material adverse effect on our business, financial position or results from operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the location, use and ownership interest of our principal properties as of February 23, 2018:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	270
Bedminster, New Jersey, USA	Offices	Leased	21,963

Effective November 1, 2011, we leased 320 square feet of office space in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The lease terminates on October 31, 2018 and may be renewed annually.

Effective July 1, 2011, we leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on April 30, 2019, and may also be terminated with six months prior notice. On December 6, 2011 we leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, we leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, we entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, we signed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. This sublease agreement has been terminated as of September 30, 2017. Additionally, in June 2015, we executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015. On December 15, 2016, we leased an additional 732 square feet of space in the same location, effective January 1, 2017.

We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

On August 30, 2017, Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited, each wholly-owned subsidiaries of Amarin Corporation plc, filed a lawsuit with the United States International Trade Commission, or the ITC, captioned In the Matter of Certain Synthetically Produced, Predominantly EPA Omega-3 Products in Ethyl Ester or Re-esterified Triglyceride Form, USITC Docket 337-3247, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC under Section 337 of the Tariff Act of 1930 (19 U.S.C. §1337), which makes unlawful unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. On October 27, 2017, the ITC determined to not institute our requested investigation. On December 1, 2017, we appealed the ITC’s non-institution decision to the United States Court of Appeals for the Federal Circuit (Case Nos. 18-1247, 18-114). That appeal is ongoing. We intend to pursue this matter vigorously.

In September and October 2016, we received paragraph IV certification notices from four companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. We filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties (collectively, “Roxane”) in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, West-Ward) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward is now captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited (collectively, “Teva”) in the U.S. District Court for the District of Nevada. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, Amarin is seeking, among other remedies, an order enjoining each defendant from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings. As a result of the statutory stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to West-Ward, DRL, or Teva’s respective ANDA before January 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid.

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

We introduced to the market our 0.5-gram dose strength of Vascepa in October 2016. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva abbreviated new drug application, or ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. This new lawsuit against Teva has been consolidated with the pending lawsuits against Teva, West-Ward, and DRL referenced above based on the 1-gram dose strength of Vascepa, and all four lawsuits will proceed on the same schedule.

On April 26, 2016, the U.S. District Court for the District of New Jersey granted our motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that we and certain of our current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. The April 2016 dismissal was the second motion to dismiss granted in favor of Amarin and related defendants in this litigation. The first motion to dismiss in this litigation was granted in June 2015 in response to the original complaint and related amendment. On May 26, 2016, plaintiffs appealed the most recent dismissal to the Third Circuit Court of Appeals. On May 23, 2017, the Third Circuit Court of Appeals affirmed the judgment of the U.S. District Court for the District of New Jersey that granted our motion to dismiss the putative consolidated class action lawsuit (Case No. 16-2640). Plaintiffs sought a rehearing and en banc review of such affirmation, each of which were denied. The appeal period for this matter has expired. We consider this matter closed.

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

	Common Stock Price
	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$3.58	$2.81	$1.88	$1.24
Second Quarter	$4.10	$2.85	$2.35	$1.45
Third Quarter	$4.47	$2.97	$3.46	$2.11
Fourth Quarter	$4.24	$3.04	$3.65	$2.75

Shareholders

As of January 31, 2018, there were approximately 375 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

Under our Purchase and Sale Agreement with CPPIB Credit Europe S.à r.l., or CPPIB, as successor in interest to BioPharma Secured Debt Fund II Holdings Cayman LP, we are restricted from paying a dividend on our common shares, unless we have cash and cash equivalents in excess of a specified amount after such payment.

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

The following graph compares the cumulative 5-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2013 and its relative performance is tracked through December 31, 2017.

Included in this 5-year time period is the substantial negative impact on the price of Amarin’s ADSs in 2013 when the FDA notified us that it rescinded the ANCHOR study SPA agreement because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began in the ANCHOR trial. The FDA expressed that this scientific issue arose based on data from the study of other drugs by other companies related to lipid modification. This FDA notification was followed in 2013 by a reduction in force by Amarin and retargeting of the commercial targets for promotion of Vascepa. More recently, over the 3-year time period through December 31, 2017, cumulative total return for Amarin’s ADSs exceeded both the NASDAQ Composite Index and NASDAQ Biotechnology Index. In particular, the total return for Amarin’s ADSs well exceeded the cumulative returns for the NASDAQ Composite Index and NASDAQ Biotechnology Index in each of the past two calendar years.

Company/Market/Peer Company	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Amarin Corporation PLC	$24.35	$12.11	$23.36	$38.07	$49.57
NASDAQ Composite Index	$140.12	$160.78	$171.97	$187.22	$242.71
NASDAQ Biotechnology Index	$166.02	$223.13	$249.39	$196.15	$238.64

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

The following graph compares the cumulative 3-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2015 and its relative performance is tracked through December 31, 2017.

Company/Market/Peer Company	12/31/2015	12/31/2016	12/31/2017
Amarin Corporation PLC	$192.86	$314.29	$409.18
NASDAQ Composite Index	$106.96	$116.45	$150.96
NASDAQ Biotechnology Index	$111.77	$87.91	$106.95

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2017 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2017	—	$—
November 1 – 30, 2017	—	—
December 1 – 31, 2017	43,617	4.01
Total	43,617	$4.01

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

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

Issuance and Transfer of Common Shares

The issuance of common shares by Amarin will not give rise to a charge to UK stamp duty or stamp duty reserve tax under current UK and European Union law; it is not currently known whether this position will continue for UK stamp duty reserve tax in relation to the issuance of common shares in return for an issuance of ADSs after the United Kingdom leaves the European Union. In the event of a change in this position resulting in the issuance of common shares by Amarin giving rise to a charge to UK stamp duty or stamp duty reserve tax, Amarin would be responsible for any such UK stamp duty reserve tax payable on the issuance of common shares in return for the issuance of ADSs.

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

The selected financial data set forth below as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 have been derived from the audited consolidated financial statements of Amarin. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenue, net	$179,825	$128,966	$80,987	$54,202	$26,351
Licensing revenue	1,279	1,118	769	—	—
Total revenue, net	181,104	130,084	81,756	54,202	26,351
Less: Cost of goods sold	44,952	34,363	27,875	20,485	11,912
Gross margin	136,152	95,721	53,881	33,717	14,439
Operating expenses:
Selling, general and administrative (1)	134,549	111,372	101,041	79,346	123,795
Research and development	47,158	49,975	51,062	50,326	72,750
Total operating expenses	181,707	161,347	152,103	129,672	196,545
Operating loss	(45,555)	(65,626)	(98,222)	(95,955)	(182,106)
Gain (loss) on change in fair value of derivative liabilities (2)	—	8,170	(1,106)	13,472	47,710
Gain on extinguishment of debt	—	—	1,314	38,034	—
Interest expense	(9,766)	(18,677)	(20,180)	(18,575)	(34,179)
Interest income	429	234	132	96	343
Other income (expense), net	74	(482)	(228)	3,727	(1,189)
Loss from operations before taxes	(54,818)	(76,381)	(118,290)	(59,201)	(169,421)
(Provision for) benefit from income taxes (5)	(13,047)	(9,969)	3,086	2,837	3,194
Net loss	(67,865)	(86,350)	(115,204)	(56,364)	(166,227)
Preferred stock purchase option	—	—	(868)	—	—
Preferred stock beneficial conversion features	—	—	(32,987)	—	—
Net loss applicable to common shareholders	(67,865)	(86,350)	(149,059)	(56,364)	(166,227)
Loss per share:
Basic	$(0.25)	$(0.41)	$(0.83)	$(0.32)	$(1.03)
Diluted	$(0.25)	$(0.41)	$(0.83)	$(0.36)	$(1.28)
Weighted average shares:
Basic	270,652	211,874	180,654	173,719	161,022
Diluted	270,652	211,874	180,654	173,824	167,070

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,637	$98,251	$106,961	$119,539	$191,514
Total assets (3) (4)	161,598	166,999	173,230	168,886	252,476
Long-term liabilities (3)	118,168	99,808	250,059	217,028	248,792
Stockholders’ deficit (4)	(65,100)	(9,058)	(127,552)	(88,448)	(33,856)

(1)

Includes non-cash warrant-related compensation income in 2013, 2014 and 2015, reflecting the change in the fair value of the warrant derivative liability associated with warrants issued in October 2009 to former officers of Amarin. See further discussion in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.

(2)	Includes non-cash charges resulting from changes in the fair value of derivative liabilities. See further discussion in Notes 2, 7 and 8 of the Notes to the Consolidated Financial Statements.
(3)

Reflects reclassification of $1.9 million and $2.2 million as of December 31, 2015 and 2014, respectively, to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset, due to the retrospective application of Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, adopted in January 2016. No such adjustment was needed as of December 31, 2013 as debt issuance costs were already presented as a deduction from debt in that year.

(4)

Reflects recognition of deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015 and corresponding cumulative-effect adjustment to accumulated deficit as of December 31, 2015, due to the modified retrospective application of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, adopted in 2016. See further discussion in Notes 2 and 10 of the Notes to the Consolidated Financial Statements.

(5)

Included in the provision for the year ended December 31, 2017 is a non-cash charge related to the reduction in the amount of the U.S. subsidiary’s deferred tax assets due to the decrease in the U.S. corporate tax rate to 21% resulting from the enactment of the Tax Cuts and Jobs Act. Also included in the provisions for the years ended December 31, 2017 and 2016 is non-cash tax expense resulting from our conclusion that it is not more likely than not that certain of the deferred tax benefits resulting from deferred tax assets generated from the U.S. subsidiary operations will be realized, based on evaluation of available evidence.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of Vascepa and factors that can affect such success; interpretation of court decisions; expectation on determinations and policy positions of the United States Food and Drug Administration, or FDA; the expected timing of enrollment, interim results and final results of our REDUCE-IT study; the safety and efficacy of our product and product candidates; expectation regarding the potential for Vascepa to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to our fiscal year ended December 31, 2017.

Overview

We are a biopharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. This FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in this approved patient population. In considering this approval, FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistently high triglycerides. This study is known as the ANCHOR study. Safety data from both the MARINE and ANCHOR studies are reflected in FDA-approved labeling for Vascepa. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication. In August 2015, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States based on the federal court declaration described below. In March 2016, we reached agreement with the FDA and U.S. government under which they agreed to be bound by the terms of the August 2015 judicial declaration. Vascepa is available in the United States by prescription only.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa

Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, which commenced in May 2014 and is scheduled to end at the end of 2018. Our direct sales force has, for the past few years through late 2017, consisted of approximately 150 sales professionals, including sales representatives and their managers. During the fourth quarter of 2017, we added approximately 15 sales representatives, bringing our direct sales force in the United States to approximately 165 sales professionals. We anticipate increasing our direct sales force to approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. We also intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

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

Triglycerides are the main constituent of body fat in humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that over 70 million adults in the United States have elevated triglyceride levels (TG ≥150 mg/dL), approximately 40 million adults in the United States have high triglyceride levels (TG ≥200 mg/dL), and approximately 3 to 4 million adults in the United States have severely high triglyceride levels (TG ≥500 mg/dL), commonly known as very high triglyceride levels. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

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

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of primary cardiovascular events to be reached near the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, vital data will be collected from all remaining living patients in the study and data in the study will be rolled-up for evaluation by the independent data monitoring committee, or DMC, and creation of a final study report. We have instructed clinical sites to schedule patients enrolled in the study for their final site visits commencing March 1, 2018.

The REDUCE-IT study, since its inception in 2011, has been conducted under a special protocol assessment, or SPA, agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 33,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p<0.0436. In January 2018, we announced that more than 90% of the 1,612 targeted aggregate number of primary cardiovascular events have been reported and documented.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA-approved labeling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization—United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We currently market Vascepa in the United States through our direct sales force of approximately 165 sales professionals, including sales representatives and their managers. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

In October 2016, in addition to the original 1-gram capsule size for Vascepa, we introduced a smaller 0.5-gram capsule size, the first and only 0.5-gram prescription omega-3 alternative available on the market, for the subset of patients who prefer a smaller capsule. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsule.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the agreement, as amended, we anticipate incurring expense for both the annual co-promotion fee, which in 2018 will again be calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the agreement, as amended, after expiration of the agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2017 was approximately 394,000 compared to 374,000, 344,000, 305,000, and 286,000 in the three months ended September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016, respectively. According to data from another third party, IQVIA (formerly QuintilesIMS), the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2017 was approximately 406,000 compared to 372,000, 344,000, 307,000, and 289,000 in the three months ended September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing, a non-refundable milestone payment of $1.0 million received upon successful submission of a clinical trial application, or CTA, with respect to the MARINE indication for Vascepa to the Chinese regulatory authority in March 2016. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China. We are also entitled to receive future regulatory and sales-based milestone payments of up to an additional $153.0 million. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $1.0 million to $15.0 million for a total of $33.0 million. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, we received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. We receive all payments based on total product sales and pay Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price.

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

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of primary cardiovascular events to be reached near the end of the first quarter of 2018 with study results then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, vital data will be collected from all remaining living patients in the study and data in the study will be rolled-up for evaluation by the DMC and creation of a final study report. We have instructed clinical sites to schedule patients enrolled in the study for their final site visits commencing March 1, 2018.

The REDUCE-IT study, since its inception in 2011, has been conducted under a SPA agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 33,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p< 0.0436. In January 2018, we announced that more than 90% of the 1,612 targeted aggregate number of primary cardiovascular events have been reported and documented.

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

Financial Position

In February 2018, we received approximately $65.0 million of net proceeds from a registered offering of our American Depositary Shares (ADSs). We believe that our cash and cash equivalents of $73.6 million as of December 31, 2017, together with the approximately $65.0 million received in February 2018, will be sufficient to fund our projected operations through results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch of 1-gram size Vascepa capsules in the United States in January 2013, and introduced a smaller 0.5-gram capsule size in October 2016. In accordance with U.S. Generally Accepted Accounting Principles, or GAAP, during 2013, before we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors.

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

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities is comprised of: (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 royalty-bearing instrument, (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes, and in 2015 included (iii) the change in fair value of the warrant derivative liability, and (iv) the change in fair value of the derivative liability related to the preferred stock purchase option.

Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our December 2012 royalty-bearing instrument financing arrangement, and interest incurred under our 3.5% exchangeable notes. Interest expense under our royalty-bearing instrument financing arrangement is calculated based on an estimated repayment schedule. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other income (expense), net, consists primarily of foreign exchange losses and gains.

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. The change in the effective tax rate was primarily driven by our evaluation of available evidence which resulted in the recording of non-cash provisions for income taxes against certain of the deferred tax assets of our U.S. subsidiary for the years ended December 31, 2017 and 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. A summary of our critical accounting policies, significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. We sell Vascepa to Distributors. In accordance with GAAP, during 2013, before we had the ability to reliably estimate returns of Vascepa from our Distributors, revenue was recognized based on the resale of Vascepa for the purposes of filling patient prescriptions, and not based on our sales to such Distributors. In 2014, we concluded that we had developed sufficient history such that we can reliably estimate returns and as a result, began to recognize revenue based on sales to our Distributors. Consequently, we recognized net product revenues of $179.8 million and $129.0 million based on sales to Distributors during the years ended December 31, 2017 and 2016, respectively.

We have written contracts with our Distributors, and delivery occurs when a Distributor receives Vascepa. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Distributors and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health and IQVIA (formerly QuintilesIMS) in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and twelve months ended December 31, 2017 and 2016.

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

Derivative Financial Liabilities—Derivative financial liabilities are initially recorded at fair value. They are subsequently held at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations. The fair value of derivative financial liabilities is determined using various valuation techniques. We use our judgment to select a variety of methods and make assumptions that are mainly based on market conditions existing at each balance sheet date, which include our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. Fluctuations in the assumptions used in the valuation model would result in adjustments to the fair value of the derivative liabilities reflected on our balance sheet and, therefore, our statement of operations. If we issue shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. For options and warrants treated as derivative financial liabilities, at settlement date the carrying value of the options and warrants are transferred to equity. The cash proceeds received from shareholders for additional shares are recorded in common stock and additional paid-in capital. We have recorded financial derivatives related to certain outstanding warrants (extinguished during the first quarter of 2015), the change in control provision associated with our December 2012 royalty-bearing instrument, the change in control provisions associated with our May 2014 and November 2015 exchangeable senior notes (both derecognized upon exchange of the debt hosts into equity during the third quarter of 2016), and a preferred stock purchase option (subsequently reclassified to permanent equity).

Inventory—We capitalize purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. The API purchased for Vascepa was sourced from three API suppliers in 2017, 2016, and 2015. If we add a new API supplier, all Vascepa API purchased from such supplier is included as a component of research and development expense until the new API supplier is approved. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. In April 2016, we adopted Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330)—Simplifying the Measurement of Inventory, and as such, began to state inventories at the lower of cost or net realizable market value (previously, we stated inventories at the lower of cost or market value). Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage, quantities in excess of expected demand, changes in price levels or other causes, then we will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2017, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical and current year pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that recorded U.S. net deferred tax assets of $8.7 million are not more likely than not to be realizable as of December 31, 2017. Any changes in the available evidence used to assess realizability of our U.S. deferred tax assets could result in a material change to the carrying value of such deferred tax assets in future periods. The majority of our deferred tax assets are held outside of the United States, for which a full valuation allowance has been previously recorded. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the consolidated statement of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2—Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Effects of Inflation

We believe the impact of inflation on operations has been minimal during the past three years.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2017 and December 31, 2016

Product Revenue, net. We recorded net product revenue of $179.8 million and $129.0 million during the years ended December 31, 2017 and 2016, respectively, an increase of $50.9 million, or 39%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health and IQVIA (formerly QuintilesIMS), estimated normalized total Vascepa prescriptions increased by approximately 441,000 and 425,000, respectively, over the year ended December 31, 2016, representing growth of 45% and 42%, respectively. During 2017, overall wholesaler inventory levels decreased from year-end 2016 levels calculated based on estimated days of Vascepa sales on hand. We believe that changes in channel inventory at these independent wholesalers and retail pharmacies are common and are impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of both 2017 and 2016 were within ordinary ranges.

All of our product revenue in the years ended December 31, 2017 and 2016 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA (formerly QuintilesIMS) may differ from period to period.

During the years ended December 31, 2017 and 2016, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the years ended December 31, 2017 and 2016 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the years ended December 31, 2017 and 2016 was $1.3 million and $1.1 million, respectively, an increase of $0.2 million, or 14%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. Licensing revenue also includes amortization of a $5.0 million up-front amount associated with a Vascepa licensing agreement for Canada, which was reached in September 2017. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support and clinical and commercial supply under the agreements. The amount of licensing revenue recorded may be variable from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2018.

Cost of Goods Sold. Cost of goods sold during the years ended December 31, 2017 and 2016 was $45.0 million and $34.4 million, respectively, an increase of $10.6 million, or 31%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2017 and 2016 was sourced from three API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2018 to be similar to 2017.  The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the years ended December 31, 2017 and 2016 was 75% and 73%, respectively. This improvement was primarily driven by lower unit cost API purchases.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2017 and 2016 was $134.5 million and $111.4 million, respectively, an increase of $23.2 million, or 21%. Selling, general and administrative expenses for the years ended December 31, 2017 and 2016 are summarized in the table below:

	Year Ended December 31,
In thousands	2017	2016
Selling, general and administrative expense (1)	$100,204	$82,042
Co-promotion fees (2)	22,507	17,969
Non-cash stock-based compensation expense (3)	11,838	11,361
Total selling, general and administrative expense	$134,549	$111,372

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the years ended December 31, 2017 and 2016 was $100.2 million and $82.0 million, respectively, an increase of $18.2 million, or 22%. This increase is due primarily to increased promotional activities, including commercial spend for anticipated expansion following successful REDUCE-IT results, and increased legal costs, which are subject to quarterly variability.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. were $22.5 million and $18.0 million in the years ended December 31, 2017 and 2016, respectively, an increase of $4.5 million, or 25%. The increase is due primarily to an increase in gross margin on product sales for the year ended December 31, 2017 compared to the same period in 2016, offset as a result of amended contract terms in 2017 related to the percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. and certain other refinements.

(3)	Non-cash stock-based compensation expense for the years ended December 31, 2017 and 2016 was $11.8 million and $11.4 million, respectively, an increase of $0.5 million, or 4%.

We anticipate increasing our direct sales force to approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. We also intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results. During 2018, which is the last year of the agreement, as amended, with Kowa Pharmaceuticals America, Inc., we anticipate incurring expense for both the annual co-promotion fee, which in 2018 will again be calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the agreement, as amended, after expiration of the agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement.

Research and Development Expense. Research and development expense for the years ended December 31, 2017 and 2016 was $47.2 million and $50.0 million, respectively, a decrease of $2.8 million, or 6%. Research and development expenses for the years ended December 31, 2017 and 2016 are summarized in the table below:

	Year Ended December 31,
In thousands	2017	2016
REDUCE-IT study (1)	$34,886	$36,989
Regulatory filing fees and expenses (2)	1,011	1,735
Internal staffing, overhead and other (3)	9,139	8,999
Research and development expense, excluding non-cash expense	45,036	47,723
Non-cash stock-based compensation expense (4)	2,122	2,252
Total research and development expense	$47,158	$49,975

The decrease in research and development expenses for the year ended December 31, 2017, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the years ended December 31, 2017 and 2016, we incurred expenses through our CRO in connection with this trial of approximately $29.9 million and $28.8 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the years ended December 31, 2017 and 2016 for REDUCE-IT were approximately $34.9 million and $37.0 million, respectively. The decrease in expenses in 2017 as compared to 2016 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. We currently estimate that we will incur $10 million to $15 million in quarterly costs through study completion and initial publication of the trial results. We anticipate that the rate at which we incur such costs will vary from quarter to quarter. We estimate that the study will be completed with top-line study results becoming available and made public before the end of the third quarter of 2018, followed by publication of the results. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures until the results of this study are published.

(2)

The regulatory filing fees in each of the years ended December 31, 2017 and 2016 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. We anticipate these costs to increase in 2018 compared to 2017 in support of publishing results of the REDUCE-IT study and preparing potential regulatory filings based on the results of the study. The amount and timing of such increases will depend on the results of the currently ongoing REDUCE-IT trial.

(4)	Non-cash stock-based compensation expense represents the costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Gain (Loss) on Change in Fair Value of Derivative Liabilities. Gain (loss) on change in fair value of derivative liabilities for the year ended December 31, 2017 was nil versus a gain of $8.2 million in the prior year period. Gain (loss) on change in fair value of derivative liabilities for the years ended December 31, 2017 and 2016 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 royalty-bearing instrument, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

Our December 2012 royalty-bearing instrument financing arrangement with CPPIB Credit Europe S.à r.l., or CPPIB, as successor in interest to BioPharma Secured Debt Fund II Holdings Cayman LP, contains a redemption feature whereby, upon a change of control, we would be required to repay $150.0 million, less any previously repaid amount, which net remaining unpaid amount as of December 31, 2017 was $109.1 million. Unless this early redemption feature is triggered, the remaining amount, without additional interest accumulation, is anticipated to be paid based on the royalty provisions of the agreement. The fair value of the derivative liability is recalculated at each reporting period using a probability-weighted model incorporating management estimates for potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative. No gain or loss on change in fair value of derivative liability was recognized for the year ended December 31, 2017 as the fair value of the derivative was determined to be nil based on underlying assumptions as of both December 31, 2016 and December 31, 2017. As of December 31, 2015, the fair value of the derivative was determined to be $5.5 million, and as of December 31, 2016, the fair value of the derivative was determined to be nil. As such, we recognized a $5.5 million gain on change in fair value of derivative liability for the year ended December 31, 2016.

Our 3.5% May 2014 exchangeable senior notes due 2032, or 2014 Notes, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 8—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $2.1 million gain on change in fair value of derivative liability for the year ended December 31, 2016. There was no such change in fair value of derivative liability for the year ended December 31, 2017.

Our 3.5% November 2015 exchangeable senior notes due 2032, or 2015 Notes, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 8—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $0.6 million gain on change in fair value of derivative liability for the year ended December 31, 2016. There was no such change in fair value of derivative liability for the year ended December 31, 2017.

The change in fair value of the derivative liability related to the royalty-bearing instrument is largely related to our projections for future estimated revenues, management estimates of the probability of a change in control occurring, and the terms of debt issues of similar companies. The change in fair value of the derivative liabilities related to the 2014 Notes and 2015 Notes was a result of the exchange of the related debt hosts for the year ended December 31, 2016. Any changes in the assumptions used to value the derivative liabilities could result in a material change to the carrying value of such liabilities.

Interest Expense, net. Net interest expense for the years ended December 31, 2017 and 2016 was $9.3 million and $18.4 million, respectively, a decrease of $9.1 million, or 48%. Net interest expense for the years ended December 31, 2017 and 2016 is summarized in the table below:

	Year ended December 31,
In thousands	2017	2016
Exchangeable senior notes (1):
Amortization of debt discounts	$200	$5,703
Contractual coupon interest	1,004	4,151
Total exchangeable senior notes interest expense	1,204	9,854
Long-term debt from royalty-bearing instrument (2):
Cash interest	6,425	6,727
Non-cash interest	2,132	2,081
Total long-term debt from royalty-bearing instrument interest expense	8,557	8,808
Other interest expense	5	15
Total interest expense	9,766	18,677
Interest income (3)	(429)	(234)
Total interest expense, net	$9,337	$18,443

(1)

Cash and non-cash interest expense related to the exchangeable senior notes for the years ended December 31, 2017 and 2016 was $1.2 million and $9.9 million, respectively. The decrease in cash and non-cash interest expense is the result of the decrease in principal amount of exchangeable senior notes from $165.1 million outstanding during the majority of 2016 to $30.0 million outstanding during 2017.

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the years ended December 31, 2017 and 2016 was $8.6 million and $8.8 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the years ended December 31, 2017 and 2016 was $0.4 million and $0.2 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the year ended December 31, 2017 and 2016 was income of $0.1 million and expense of $0.5 million, respectively. Other income (expense), net, in the years ended December 31, 2017 and 2016 primarily consists of gains and losses on foreign exchange transactions.

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes for the year ended December 31, 2017 and 2016 was a provision of $13.0 million and a provision of $10.0 million, respectively. The provisions recorded relate entirely to the U.S. subsidiary operations. At the date of enactment of the Tax Cuts and Jobs Act, we had net deferred tax assets for the excess of the net tax value over the book basis of our U.S. assets and liabilities which will generate future tax deductions in excess of book expense. As a result of the Tax Cuts and Jobs Act, future tax deductions will result in a decreased reduction in tax expense. Consequently, we reduced the amount of the U.S. subsidiary’s net deferred tax assets as of the date of enactment and recorded a non-cash charge of $2.4 million in the provision for income taxes for the year ended December 31, 2017 due to the decrease in the U.S. corporate tax rate from 34% to 21%. In addition, based on our evaluation of the available evidence, we recognized non-cash tax expense during the year ended December 31, 2017 of $8.7 million related to the recording of additional valuation allowance to reduce the deferred tax assets on the balance sheet to zero as we concluded that it is not more likely than not that certain of the deferred tax benefits resulting from the deferred tax assets generated from the U.S. subsidiary operations will be realized. The provisions for income taxes for the years ended December 31, 2017 and 2016 include $1.3 million of excess tax benefits and $0.4 million of excess tax deficiencies, respectively, arising from share-based payments as a result of adopting ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

Product Revenue, net. We recorded product revenue of $129.0 million and $81.0 million during the years ended December 31, 2016 and 2015, respectively, an increase of $48.0 million, or 59%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health and IQVIA (formerly QuintilesIMS), estimated normalized total Vascepa prescriptions increased by approximately 339,000 and 378,000, respectively, over the year ended December 31, 2015, representing growth of 53% and 56%, respectively. During 2016, predominantly in the second quarter, wholesaler inventory levels increased based on estimated days of inventory on hand. In addition, regional stocking of Vascepa expanded at certain retail pharmacies, likely due to higher volume sales of Vascepa. We estimate that these changes in channel inventory increased net product revenue by approximately $3.0 million to $6.0 million during 2016, compared to a $0.4 million to $0.7 million decrease in net product revenue due to net inventory level changes during 2015. We believe that changes in channel inventory at these independent wholesalers and retail pharmacies are common and impacted by numerous factors, including holiday timing and recent order trends. We also believe, based on information available to us, that channel inventory levels at the end of both 2015 and 2016 are within ordinary ranges.

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

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2016 and 2015 was $111.4 million and $101.0 million, respectively, an increase of $10.4 million, or 10%. Selling, general and administrative expenses for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Year Ended December 31,
In thousands	2016	2015
Selling, general and administrative expense (1)	$82,042	$82,474
Co-promotion fees (2)	17,969	7,967
Non-cash stock-based compensation expense (3)	11,361	10,609
Non-cash warrant related compensation income	—	(9)
Total selling, general and administrative expense	$111,372	$101,041

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

Research and Development Expense. Research and development expense for the years ended December 31, 2016 and 2015 was $50.0 million and $51.1 million, respectively, a decrease of $1.1 million, or 2%. Research and development expenses for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Year Ended December 31,
In thousands	2016	2015
REDUCE-IT study (1)	$36,989	$34,706
Regulatory filing fees and expenses (2)	1,735	2,162
Internal staffing, overhead and other (3)	8,999	10,914
Research and development expense, excluding non-cash expense	47,723	47,782
Non-cash stock-based compensation expense (4)	2,252	3,280
Total research and development expense	$49,975	$51,062

The decrease in research and development expenses for the year ended December 31, 2016, as compared to the prior year period, is primarily due to a decrease in overhead costs and non-cash stock-based compensation partially offset by quarterly variability in costs related to the REDUCE-IT study.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. The study duration is dependent on the rate of clinical events in the study, which rate may be affected by the epidemiology of the patients enrolled in the study and the length of time that the enrolled patients are followed. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the years ended December 31, 2016 and 2015, we incurred expenses through our CRO in connection with this trial of approximately

$28.8 million and $28.5 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the years ended December 31, 2016 and 2015 for REDUCE-IT were approximately $37.0 million and $34.7 million, respectively. The increase in expenses in 2016 as compared to 2015 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. The aggregate cost of this outcomes study will depend on the rate of clinical events in the study. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and the rate at which we incur such costs will vary from quarter to quarter. The study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate the onset of the target aggregate number of primary cardiovascular events to be reached near the end of 2017 with study results then expected to be available and published in 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures.

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
(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the years ended December 31, 2016 and 2015, held by BioPharma during such years, was $8.8 million and $8.5 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment to BioPharma in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the years ended December 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the year ended December 31, 2016 was expense of $0.5 million versus expense of $0.2 million in the prior year period. Other income (expense), net, in the years ended December 31, 2016 and 2015 primarily consists of gains and losses on foreign exchange transactions.

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

Preferred Stock Beneficial Conversion Features. In 2015, we issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate (see Note 10—Equity). The conversion price on the date of issuance was less than the market price of our ordinary shares on such date. We determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance. These features are analogous to preference dividends and were recorded as non-cash returns to preferred shareholders through accumulated deficit, and are therefore reflected as adjustments to net loss applicable to common shareholders for earnings per common share purposes in accordance with GAAP. During the year ended December 31, 2015, we recorded an adjustment to net loss applicable to common shareholders of $31.3 million upon effectiveness of the related resale Registration Statement on Form S-3 and $1.6 million upon shareholder approval received at the Company’s Annual General Meeting of Shareholders. There was no such adjustment to net loss in the year ended December 31, 2016

Liquidity and Capital Resources

Our sources of liquidity as of December 31, 2017 include cash and cash equivalents of $73.6 million. In February 2018, we completed a public offering of 19,178,082 ADSs. The underwriters purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $65.0 million, after deducting estimated offering expenses payable by us. Our projected uses of cash include expansion of medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader application following REDUCE-IT results, increasing inventory balances for incremental inventory build prior to REDUCE-IT results, and general corporate and working capital purposes. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2017	2016	2015
Cash (used in) provided by:
Operating activities (1)	$(32.8)	$(71.8)	$(84.0)
Investing activities	—	—	—
Financing activities (1)	8.2	63.1	71.4
Decrease in cash and cash equivalents	$(24.6)	$(8.7)	$(12.6)

(1)

Due to the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and retrospective application of the aspects of the standard that affect cash flow presentation, $0.7 million of excess tax benefit has been reclassified from cash flows provided by financing activities to cash flows used in operating activities for the year ended December 31, 2015.

Net cash used in operating activities during 2017 compared to 2016 decreased primarily as a result of increased collections due to higher revenues, which resulted in decreased net loss. Increased sales and marketing spending in 2017 in support of expanded Vascepa promotion was more than offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of December 31, 2017, the net remaining amount to be repaid to CPPIB is $109.1 million. To date, our net revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of December 31, 2017, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

In January 2017, we, through our wholly-owned subsidiary Corsicanto II DAC, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which we issued and sold $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The net proceeds we received from the January 2017 offering were approximately $28.8 million, after deducting placement agent fees and estimated offering expenses.

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

During 2018, we anticipate that inventory balances will grow in proportion to anticipated revenue growth. Additionally, we anticipate incremental inventory increases prior to REDUCE-IT results of up to approximately $10 million.

As of December 31, 2017, we had cash and cash equivalents of $73.6 million, a decrease of $24.6 million from December 31, 2016. The decrease is primarily due to net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT, substantially offset by accounts receivable collections and the net effect of financing activities related to the repayment of the 2012 Notes and issuance of the 2017 Notes.  We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.3 billion as of December 31, 2017. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, payments to our Vascepa co-promotion partner, and anticipated expanded Vascepa promotional activities before REDUCE-IT results which, assuming REDUCE-IT success, will increase more pronouncedly after REDUCE-IT results. We believe that our cash and cash equivalents of $73.6 as of December 31, 2017, together with the approximately $65.0 million received in February 2018 from the registered offering, will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

In millions	Total	2018	2019 to 2020	2021 to 2022	After 2022
Contractual obligations:
Purchase obligations (1)	$40.1	$11.4	$18.0	$10.7	$—
Operating lease obligations (2)	0.8	0.6	0.2	—	—
Interest payment obligations—exchangeable debt (3)	4.7	1.0	2.1	1.6	—
Total contractual cash obligations	$45.6	$13.0	$20.3	$12.3	$—

(1)

We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps, now part of Thermo Fisher Scientific), Catalent Pharma Solutions, and Capsugel Plöermel SAS (now a Lonza company), or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.

(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, net of sublease rental income.
(3)

Represents scheduled interest payments due under the terms of the 2017 Notes, assuming that they have not been exchanged for ADSs prior to January 19, 2022, the put date in the 2017 Notes. The above table does not reflect the repayment of the notes, unless otherwise described, as they may be exchanged for ADSs prior to maturity.

Under the terms of the agreement with CPPIB, as successor in interest to BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of December 31, 2017, the net remaining amount to be repaid is $109.1 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of December 31, 2017, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

We have scheduled interest payments due under the terms of the 2017 Notes, assuming that they remain outstanding through January 19, 2022 and have not been exchanged for ADSs.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.6 million in each of the years ended December 31, 2017 and 2016. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.1 million as of December 31, 2017). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.7 million as of December 31, 2017) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.5 million as of December 31, 2017).

We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2017 and 2016, we had no outstanding forward exchange contracts.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Shelf Registration Statement

On August 22, 2017, the universal shelf registration statement on Form S-3 (Registration No. 333-197936) that we had filed with the SEC on August 7, 2014 expired. On March 1, 2017, we filed with the SEC a new universal shelf registration statement on Form S-3ASR (Registration No. 333-216385), which provides for the offer, from time to time, of: ordinary shares, which may be represented by American Depositary Shares; preference shares, which may be represented by American Depositary Shares; senior or subordinated debt securities; warrants to purchase any of these securities; and any combination of these securities, individually or as units. The addition of any newly issued equity securities into the market may be dilutive to existing stockholders and new issuances by us or sales by our selling security holders could have an adverse effect on the price of our securities.

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

Interest rate risk mainly arises through interest bearing liabilities and assets. We invest funds not needed for near-term operating expenses in diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2017, the fair value of our cash and cash equivalents maturing in one year or less was $73.6 million and represented 100% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the general short-term nature of our investment portfolio.

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

As of December 31, 2017 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2017, our internal controls over financial reporting were effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2017. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 27, 2018

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

		Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.1	February 29, 2012

4.2	Indenture, dated as of January 9, 2012, by and among Corsicanto Limited, the Company and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K dated January 9, 2012, File No. 0-21392, as Exhibit 4.1	January 10, 2012

4.3	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 2.4	April 24, 2003

4.4	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.4	February 29, 2012

4.5	Form of Series A Preference Share Terms	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, as Exhibit 4.1	March 11, 2015

4.6	Preferred Share Deposit Agreement by and among the Company, Citibank, N.A., as depositary, and all holders and beneficial owners of restricted ADSs issued thereunder	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.1	March 30, 2015

4.7	Form of American Depositary Receipt evidencing restricted ADSs representing Series A Preference Shares	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.2	March 30, 2015

4.8	Indenture, dated January 25, 2017, by and between Corsicanto II Designated Activity Company, Amarin plc and Wilmington Trust, National Association, as trustee	Current Report on Form 8-K dated January 25, 2017, File No. 0-21392, as Exhibit 4.1	January 25, 2017

4.9	Form of 3.50% January 2017 Exchangeable Senior Notes due 2047	Current Report on Form 8-K dated January 25, 2017, File No. 0-21392, as Exhibit 4.2	January 25, 2017

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.1	August 8, 2008

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.2	August 8, 2008

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.5	February 28, 2012

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.2	August 6, 2015

10.8	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.44	March 16, 2011

10.9	Form of Incentive Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.3	February 29, 2012

10.10	Form of Non-Qualified Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.4	February 29, 2012

10.11	Form of Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.5	February 29, 2012

10.12	Letter Agreement, dated November 15, 2010, between the Company and John F. Thero*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.42	March 16, 2011

10.13	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.5	December 23, 2011

10.14	Letter Agreement with John Thero, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.1	December 23, 2011

10.15	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Current Report on Form 8-K dated February 16, 2012, File No. 0-21392, as Exhibit 10.1	February 16, 2012

10.16	Letter Agreement with John Thero, dated January 10, 2014*	Current Report on Form 8-K dated January 8, 2014, File No. 0-21392, as Exhibit 10.1	January 10, 2014

10.17	Amendment, dated July 6, 2015, to Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.1	August 6, 2015

10.18	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.2	August 6, 2015

10.19	Amendment, dated July 6, 2015, to Letter Agreement with John Thero, dated December 23, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.3	August 6, 2015

10.20	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Form S-8, File No. 333-180180, as Exhibit 4.1	March 16, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.21	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Form S-8, File No. 333-180180, as Exhibit 4.2	March 16, 2012

10.22	Employment Agreement dated November 5, 2009 with John F. Thero*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.104	December 14, 2009

10.23	Development and License Agreement dated March 6, 2007 between Amarin Pharmaceuticals Ireland Limited and Elan Pharma International Limited ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.67	May 19, 2008

10.24	Termination and Assignment Agreement, dated July 21, 2009 between Elan Pharma International Limited and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.90	October 22, 2009

10.25	Form of Purchase Agreement, dated June 1, 2007, between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.69	May 19, 2008

10.26	Form of Equity Securities Purchase Agreement for U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.5	December 17, 2007

10.27	Form of Equity Securities Purchase Agreement for Non-U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.6	December 17, 2007

10.28	Form of Debt Securities Purchase Agreement, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.7	December 17, 2007

10.29	Stock Purchase Agreement, dated December 5, 2007, between the Company, the selling shareholders of Ester Neurosciences Limited, Ester Neurosciences Limited and Medica II Management L.P. ††	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	January 28, 2008

10.30	Letter Agreement, dated December 6, 2007, between the Company and the Sellers’ Representative of the selling shareholders of Ester Neurosciences Limited	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	February 1, 2008

10.31	Amendment No. 1 to Stock Purchase Agreement, dated April 7, 2008, between the Company and Medica II Management L.P.	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.79	May 19, 2008

10.32	Securities Purchase Agreement, dated May 12, 2008, among the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.80	October 22, 2009

10.33	Form of Securities Purchase Agreement, dated May 13, 2008, between the Company and the Purchasers named therein ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.81	May 19, 2008

10.34	Amendment and Waiver Agreement, dated May 25, 2009, between Ester Neurosciences Limited, Medica II Management L.P. and the Company††	Annual Report on Form 20-F/A for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.88	December 4, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.35	Form of Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.94	October 22, 2009

10.36	Amendment No. 1, dated December 2, 2009, to Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.105	December 14, 2009

10.37	Master Services Agreement, dated September 29, 2009, between Medpace Inc. and Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.92	October 22, 2009

10.38	Amendment Agreement dated October 12, 2009, to the Form of Equity Securities Purchase Agreement dated May 13, 2008 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.97	October 22, 2009

10.39	Management Rights Deed of Agreement dated October 16, 2009 by and among the Company and Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2009, File No. 0-21392, as Exhibit 4.100	June 25, 2010

10.40	Supply Agreement, dated November 1, 2010, between Nisshin Pharma Inc. and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.40	March 16, 2011

10.41	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.2	August 9, 2011

10.42	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.6	August 8, 2008

10.43	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012††	Quarterly Report on Form 10-Q for quarterly period ended September 30, 2012, File No. 0-21392, as Exhibit 10.1	November 8, 2012

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

		Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.61	February 29, 2012

10.51	Sublease Agreement by and among Advance Realty Management, Inc., Bedminster 2 Funding, LLC and Amarin Pharma Inc., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.3	August 8, 2012

10.52	Lease Agreement dated May 8, 2013, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC.	Quarterly Report on Form 10-Q for the period ended March 31, 2013, File No. 0-21392, as Exhibit 10.1	May 9, 2013

10.53	Second Amendment to Lease Agreement, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated January 23, 2014	Annual Report on Form 10-K for the year ended December 31, 2014, File No. 0-21392, as Exhibit 10.80	March 3, 2015

10.54	Third Amendment to Lease Agreement, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated April 3, 2014	Annual Report on Form 10-K for the year ended December 31, 2014, File No. 0-21392, as Exhibit 10.81	March 3, 2015

10.55	Fourth Amendment to Lease Agreement, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC, dated December 15, 2016	Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-21392, as Exhibit 10.55	March 1, 2017

10.56	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP††	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.76	February 28, 2012

10.57	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2014, File No. 0-21392, as Exhibit 10.1	May 9, 2014

10.58

Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 0-21392, as Exhibit 10.1	May 8, 2015

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.59	Securities Subscription Agreement dated March 5, 2015, by and among Amarin Corporation plc, 667, L.P., Baker Brothers Life Sciences, L.P., Stonepine Capital, L.P. and Broadfin Healthcare Master Fund	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, File No. 0-21392, as Exhibit 10.1	March 11, 2015

10.60	Securities Subscription Agreement dated March 30, 2015, by and between Amarin Corporation plc and Sofinnova Venture Partners VII, L.P.	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 10.1	March 30, 2015

10.61	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, File No. 0-21392, as Exhibit 10.1	June 30, 2016

10.62	Form of Private Placement Agreement, dated January 20, 2017, by and among Amarin Corporation plc, Corsicanto II Designated Activity Company and certain investors	Current Report on Form 8-K dated January 20, 2017, File No. 0-21392, as Exhibit 10.1.	January 20, 2017

10.63	Amendment No. 6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 0-21392, as Exhibit 4.1	August 2, 2017

10.64	2017 Employee Stock Purchase Plan*	Filed herewith

10.65	First Amendment to the Co-Promotion Agreement of March 31, 2014 dated July 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc., and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 0-21392, as Exhibit 10.1	August 2, 2017

10.66	Consent and Waiver, dated December 20, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Corporation PLC, BioPharma Secured Debt Fund II Holdings Cayman LP and Pharmakon Advisors LP	Filed herewith

10.67	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. †	Filed herewith

10.68	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. †	Filed herewith

14.1	Code of Ethics	Registration Statement on Form F-3, File No. 333-170505, as Exhibit 99.1	November 10, 2010

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
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

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018

/s/ Michael W. Kalb Michael W. Kalb	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Director	February 27, 2018

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	February 27, 2018

/s/ Kristine Peterson Kristine Peterson	Director	February 27, 2018

/s/ David Stack David Stack	Director	February 27, 2018

/s/ Jan van Heek Jan van Heek	Director	February 27, 2018

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	February 27, 2018

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Iselin, New Jersey

February 27, 2018

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$73,637	$98,251
Restricted cash	600	600
Accounts receivable, net	45,318	19,985
Inventory	30,260	20,507
Prepaid and other current assets	3,455	6,983
Total current assets	153,270	146,326
Property, plant and equipment, net	28	78
Deferred tax assets	—	11,082
Other long-term assets	174	741
Intangible asset, net	8,126	8,772
TOTAL ASSETS	$161,598	$166,999
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$25,155	$6,062
Accrued expenses and other current liabilities	58,902	37,720
Current portion of exchangeable senior notes, net of discount	481	15,351
Current portion of long-term debt from royalty-bearing instrument	22,348	15,944
Deferred revenue, current	1,644	1,172
Total current liabilities	108,530	76,249
Long-Term Liabilities:
Exchangeable senior notes, net of discount	28,992	—
Long-term debt from royalty-bearing instrument	70,834	85,155
Deferred revenue, long-term	17,192	13,943
Other long-term liabilities	1,150	710
Total liabilities	226,698	176,057
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of December 31, 2017 and December 31, 2016 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 272,719,044 issued, 271,022,011 outstanding as of December 31, 2017; 270,183,201 issued, 269,363,696 outstanding as of December 31, 2016	208,768	207,166
Additional paid-in capital	977,866	964,914
Treasury stock; 1,697,033 shares as of December 31, 2017; 819,505 shares as of December 31, 2016	(4,229)	(1,498)
Accumulated deficit	(1,271,869)	(1,204,004)
Total stockholders’ deficit	(65,100)	(9,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$161,598	$166,999

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Product revenue, net	$179,825	$128,966	$80,987
Licensing revenue	1,279	1,118	769
Total revenue, net	181,104	130,084	81,756
Less: Cost of goods sold	44,952	34,363	27,875
Gross margin	136,152	95,721	53,881
Operating expenses:
Selling, general and administrative	134,549	111,372	101,041
Research and development	47,158	49,975	51,062
Total operating expenses	181,707	161,347	152,103
Operating loss	(45,555)	(65,626)	(98,222)
Gain (loss) on change in fair value of derivative liabilities	—	8,170	(1,106)
Gain on extinguishment of debt	—	—	1,314
Interest expense	(9,766)	(18,677)	(20,180)
Interest income	429	234	132
Other income (expense), net	74	(482)	(228)
Loss from operations before taxes	(54,818)	(76,381)	(118,290)
(Provision for) benefit from income taxes	(13,047)	(9,969)	3,086
Net loss	(67,865)	(86,350)	(115,204)
Preferred stock purchase option	—	—	(868)
Preferred stock beneficial conversion features	—	—	(32,987)
Net loss applicable to common shareholders	$(67,865)	$(86,350)	$(149,059)
Loss per share:
Basic	$(0.25)	$(0.41)	$(0.83)
Diluted	$(0.25)	$(0.41)	$(0.83)
Weighted average shares outstanding:
Basic	270,652	211,874	180,654
Diluted	270,652	211,874	180,654

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
January 1, 2015	—	174,610,451	(20,079)	$—	$143,113	$738,890	$(217)	$(970,234)	$(88,448)
Issuance of Series A Convertible Preferred Stock, net	391,017,970	—	—	29,168	—	28,685	—	—	57,853
Conversion of Series A Convertible Preferred Stock, net	(62,833,330)	6,283,333	—	(4,804)	4,804	(187)	—	—	(187)
Preferred stock purchase option	—	—	—	—	—	1,814	—	(868)	946
Preferred stock beneficial conversion features	—	—	—	—	—	32,987	—	(32,987)	—
Exercise of warrants	—	1,844,585	—	—	1,429	1,284	—	—	2,713
Exercise of stock options	—	18,020	—	—	13	18	—	—	31
Vesting of restricted stock units	—	821,376	(154,423)	—	619	(619)	(194)	—	(194)
Reacquisition of conversion option in convertible notes	—	—	—	—	—	(1,300)	—	—	(1,300)
Tax benefits realized from stock-based compensation	—	—	—	—	—	727	—	—	727
Stock-based compensation	—	—	—	—	—	13,872	—	—	13,872
Net loss	—	—	—	—	—	—	—	(115,204)	(115,204)
December 31, 2015	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,119,293)	$(129,191)
Cumulative-effect adjustment	—	—	—	—	—	—	—	1,639	1,639
January 1, 2016	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,117,654)	$(127,552)
Issuance of common stock, net of transaction costs	—	24,265,000	—	—	15,712	48,901	—	—	64,613
Exchange of exchangeable senior notes, net of transaction costs	—	60,311,188	—	—	40,062	87,374	—	—	127,436
Exercise of stock options	—	177,146	—	—	119	168	—	—	287
Vesting of restricted stock units	—	1,852,102	(645,003)	—	1,295	(1,302)	(1,087)	—	(1,094)
Stock-based compensation	—	—	—	—	—	13,602	—	—	13,602
Net loss	—	—	—	—	—	—	—	(86,350)	(86,350)
December 31, 2016	328,184,640	270,183,201	(819,505)	$24,364	$207,166	$964,914	$(1,498)	$(1,204,004)	$(9,058)
Exercise of stock options	—	356,656	—	—	229	409	—	—	638
Vesting of restricted stock units	—	2,179,187	(877,528)	—	1,373	(1,409)	(2,731)	—	(2,767)
Stock-based compensation	—	—	—	—	—	13,952	—	—	13,952
Loss for the period	—	—	—	—	—	—	—	(67,865)	(67,865)
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,865)	$(86,350)	$(115,204)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	62	138	166
Loss on sale of fixed assets	—	48	—
Allowance for doubtful accounts	—	12	—
Stock-based compensation	13,960	13,613	13,889
Stock-based compensation—warrants	—	—	(9)
Amortization of debt discount and debt issuance costs	2,332	7,783	8,258
Amortization of intangible asset	646	645	646
Gain (loss) on change in fair value of derivative liabilities	—	(8,170)	1,106
Gain on extinguishment of debt	—	—	(1,314)
Deferred income taxes	11,082	8,798	(4,252)
Changes in assets and liabilities:
Accounts receivable, net	(25,333)	(6,171)	(5,984)
Inventory	(9,753)	(1,522)	(5,252)
Prepaid and other current assets	6,028	(3,831)	(519)
Other long-term assets	567	(567)	431
Accrued interest payable	(6,491)	(6,205)	(652)
Deferred revenue	1,221	884	14,231
Accounts payable and other current liabilities	40,267	8,705	10,489
Other long-term liabilities	440	375	(51)
Net cash used in operating activities	(32,837)	(71,815)	(84,021)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(12)	(21)	(28)
Net cash used in investing activities	(12)	(21)	(28)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable debt	30,000	—	—
Proceeds from issuance of preferred stock, net of transaction costs	—	—	57,666
Proceeds from issuance of common stock, net of transaction costs	—	64,613	—
Proceeds from issuance of convertible debt, net of transaction costs	—	—	27,514
Proceeds from exercise of warrants, net of transaction costs	—	—	2,713
Proceeds from exercise of stock options, net of transaction costs	638	287	31
Payment of debt issuance costs	(1,207)	—	—
Debt issuance costs	—	—	(109)
Repurchase of exchangeable senior notes, including transaction costs	(15,107)	—	(16,145)
Payment on long-term debt from royalty-bearing instrument	(3,322)	—	—
Transaction costs related to exchange of exchangeable senior notes	—	(680)	—
Taxes paid related to stock-based awards	(2,767)	(1,094)	(194)
Payment under capital leases	—	—	(5)
Net cash provided by financing activities	8,235	63,126	71,471
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,614)	(8,710)	(12,578)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,251	106,961	119,539
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,637	$98,251	$106,961
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,241	$17,083	$12,559
Income taxes	$1,753	$1,457	$711
Supplemental disclosure of non-cash transactions:
Exchange of exchangeable senior notes into common stock	$—	$128,115	$—
Transfer of preferred stock purchase option derivative liability to equity	$—	$—	$868
Accretion of preferred stock beneficial conversion features	$—	$—	$32,987
Conversion of Series A Convertible Preferred Stock into common stock	$—	$—	$4,804
Reacquisition of conversion option in convertible notes	$—	$—	$1,300

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

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States by prescription only. In January 2013, the Company began selling and marketing 1-gram size Vascepa capsules in the United States, and in October 2016, introduced a smaller 0.5-gram capsule size. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia, the Company commenced marketing Vascepa for use in adult patients with mixed dyslipidemia, as an adjunct to diet and an add-on to statin therapy in patients who despite statin therapy have high triglycerides (TGs ≥200 mg/dL and ≤500 mg/dL), which the Company also refers to as persistently high triglycerides. This expanded promotion of Vascepa commenced pursuant to a federal court order and is continuing pursuant to an agreement among the Company, the FDA and the U.S. government.

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

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its direct sales force of approximately 165 sales professionals, including sales representatives and their managers, and through a co-promotion agreement with Kowa Pharmaceuticals America, Inc. Under this co-promotion agreement, which commenced in May 2014 and is scheduled to end at the end of 2018, Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2017, 2016 and 2015 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances related to deferred tax assets and liabilities and the provision for income taxes have been reclassified to conform to the current year presentation. These reclassifications do not have a material impact on the Company’s consolidated financial statements.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2017, the Company had current assets of $153.3 million, including cash and cash equivalents of $73.6 million. The Company’s consolidated balance sheets also include long-term debt from a royalty-bearing instrument and exchangeable senior notes. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes are such that they may be redeemed by the Company for cash on or after January 19, 2021 and may be put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2017 Notes are exchangeable into American Depositary Shares (“ADSs”) at the option of holders at any time after issuance and prior to maturity and are exchangeable into ADSs at the option of the Company upon satisfaction of certain equity conditions. Accordingly, the exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company as of December 31, 2017. The terms of the Company’s January 2012 3.5% exchangeable senior notes due 2032, or the 2012 Notes, which were repaid in full during the first quarter of 2017, allowed for repurchase in cash by the Company at the option of the holders on January 19, 2017, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Accordingly, $15.1 million in principal amount of 2012 Notes represented a short-term claim on the liquid assets of the Company as of December 31, 2016. Refer to Note 8—Debt for further discussion.

In February 2018, the Company received approximately $65.0 million of net proceeds from a registered offering of its ADSs (refer to Note 18—Subsequent Events for further discussion). The Company believes its cash and cash equivalents will be sufficient to fund its projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and the Company is unable to obtain additional capital, the Company may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. The Company anticipates that annual net cash outflows in future periods will be variable.

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

The following table summarizes activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2017 and 2016:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2016	$4,296	$9,881	$535	$1,084	$15,796
Provision related to current period sales	22,952	69,370	583	11,696	104,601
Provision related to prior period sales	(87)	(450)	—	—	(537)
Credits/payments made for current period sales	(19,213)	(48,719)	—	(9,815)	(77,747)
Credits/payments made for prior period sales	(4,205)	(9,167)	(259)	(1,284)	(14,915)
Balance as of December 31, 2016	3,743	20,915	859	1,681	27,198
Provision related to current period sales	35,067	126,903	1,480	15,081	178,531
Provision related to prior period sales	(323)	(682)	—	(70)	(1,075)
Credits/payments made for current period sales	(23,087)	(96,181)	(344)	(12,773)	(132,385)
Credits/payments made for prior period sales	(3,365)	(18,891)	(108)	(1,812)	(24,176)
Balance as of December 31, 2017	$12,035	$32,064	$1,887	$2,107	$48,093

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

See Note 17—Development, Commercialization and Supply Agreements for further information regarding licensing revenue and milestones.

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

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 30 days and are stated at amounts due from customers. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of any recoveries. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense. The Company has not historically experienced any significant credit losses.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of December 31, 2017 and 2016:

In thousands	December 31, 2017	December 31, 2016
Gross trade accounts receivable	$57,802	$24,127
Trade allowances	(12,035)	(3,743)
Chargebacks	(449)	(387)
Allowance for doubtful accounts	—	(12)
Accounts receivable, net	$45,318	$19,985

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

Beneficial Conversion Features

The Company issued Series A preference shares in a private placement transaction executed in two tranches that each contain a conversion feature whereby such shares are convertible into ordinary shares at a fixed rate. The conversion price on the date of issuance was less than the market price of the Company’s ordinary shares. It was determined that these discounts represent contingent beneficial conversion features, which were valued based on the difference between the conversion price and the market price of the ordinary shares on the date of issuance, which is the commitment date. These features are analogous to preference dividends and were each recorded as a non-cash return to preferred shareholders through accumulated deficit upon the earliest possible date of conversion, which occurred in the second quarter of 2015 upon effectiveness of the related resale Registration Statement on Form S-3 and in the third quarter of 2015 upon shareholder approval received at the Company’s Annual General Meeting of Shareholders. See Note 10—Equity for further discussion.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards and other attributes using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not more likely than not to be realized. Deferred tax assets and liabilities are classified as non-current in the consolidated balance sheet.

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

In April 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively and, accordingly, the provisions for income taxes for the years ended December 31, 2017 and 2016 include $1.3 million of excess tax benefits and $0.4 million of excess tax deficiencies, respectively, arising from share-based payments. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit. The standard also amended the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash flows from financing activities. The Company adopted the aspects of the standard affecting cash flow presentation retrospectively and, accordingly, reclassified $0.7 million of excess tax benefit from cash flows provided by financing activities to cash flows used in operating activities in the consolidated statement of cash flows for the year ended December 31, 2015. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact on the consolidated statements of cash flows since such payments have historically been presented as a financing activity.

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities. The Company is currently undergoing federal and state audits, including audit by the United States Internal Revenue Service (IRS) for the years 2013 to 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 are as follows:

In thousands	2017	2016	2015
Net loss	$(67,865)	$(86,350)	$(115,204)
Preferred stock purchase option (see Note 10—Equity)	—	—	(868)
Preferred stock beneficial conversion features (see Note 10—Equity)	—	—	(32,987)
Net loss applicable to common shareholders—basic and diluted	(67,865)	(86,350)	(149,059)
Weighted average shares outstanding—basic and diluted	270,652	211,874	180,654
Net loss per share—basic and diluted	$(0.25)	$(0.41)	$(0.83)

For the years ended December 31, 2017, 2016 and 2015, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	2017	2016	2015
Stock options	24,108	21,188	17,818
Restricted stock and restricted stock units	12,006	10,143	10,887
Exchangeable senior notes (if converted)	7,716	1,714	59,407
Preferred stock (if converted)	32,818	32,818	32,818

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the consolidated statement of operations as interest expense each period in which such instruments are outstanding. The Company records debt issuance costs related to a recognized debt liability in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expense), net, in the consolidated statements of operations. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares.

The 2012 Notes could be settled in any combination of ADSs or cash, at the Company’s discretion, upon conversion and were therefore accounted for in accordance with ASC 470-20. Under ASC 470-20, the fair value of the liability component of the 2012 Notes was determined and deducted from the initial proceeds to determine the proceeds allocated to the conversion option, which was recorded in equity. The difference between the initial fair value of the liability component and the amount repayable was fully amortized over the expected term of the instrument. The conversion feature in the 2012 Notes qualified for the exception from derivative accounting in accordance with ASC 815-40. The terms of the 2012 Notes also allowed for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of December 31, 2017. The carrying value of the conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument.

The 2017 Notes can only be settled in ADSs upon conversion. The terms of the 2017 Notes also allow for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. The conversion feature in the 2017 Notes qualifies for the exception from derivative accounting in accordance with ASC 815-40 and is therefore accounted for as part of the debt host. The conversion feature in the 2017 Notes will continue to be evaluated on a quarterly basis to determine if it still receives an exception from derivative accounting in accordance with ASC 815-40. The 2017 Notes were recognized at par of $30.0 million. The Company also recognized a $1.2 million discount related to placement agent fees and offering expenses. This discount is being amortized through interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022.

See Note 8—Debt for further discussion.

Stock-Based Compensation

Stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as compensation expense over the requisite service period. For awards with performance conditions, if the achievement of the performance conditions is deemed probable, the Company recognizes compensation expense based on the fair value of the award over the estimated service period. The Company reassesses the probability of achievement of the performance conditions for such awards each reporting period. The Company estimates the level of forfeitures expected to occur based on its historical data and records compensation cost only for those awards that are ultimately expected to vest. See Note 12—Stock Incentive Plans and Stock-Based Compensation for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 33%, 28%, and 27%, respectively, of gross product sales for the year ended December 31, 2017 and represented 21%, 41%, and 27%, respectively, of the gross accounts receivable balance as of December 31, 2017. Customers A, B, and C accounted for 37%, 30%, and 28%, respectively, of gross product sales for the year ended December 31, 2016 and represented 33%, 16%, and 47%, respectively, of the gross accounts receivable balance as of December 31, 2016. The Company has not experienced any significant write-offs of its accounts receivable.

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

Foreign Currency

All subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other income (expense), net, in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other income (expense), net, in the consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar.

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

The following tables present information about the Company’s assets and liabilities as of December 31, 2017 and 2016 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,317	$9,317	$—	$—

	December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$14,238	$14,238	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$21,569		$8,437
Long-term debt from royalty-bearing instrument	70,834		85,155
Total long-term debt from royalty-bearing instrument	$92,403	$88,000	$93,592	$90,500

2012 Notes	—	—	15,107	15,174

2017 Notes	28,992	38,200	—	—

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2012 Notes and 2017 Notes is calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, is calculated using a Level 3 binomial model. The carrying value of the 2012 Notes as of December 31, 2016 did not include a debt discount, as it had been fully amortized as non-cash interest expense over the expected term of the 2012 Notes, which was calculated to be a period of twenty-four months. During the first quarter of 2017, the Company repurchased $15.0 million in aggregate principal amount of 2012 Notes at the option of holders and redeemed the remaining $0.1 million in aggregate principal amount at the Company’s option, such that no 2012 Notes remained outstanding as of December 31, 2017. The carrying value of the 2017 Notes as of December 31, 2017 includes a debt discount of $1.0 million, which is being amortized as non-cash interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022.

Derivative Liabilities

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

Long-Term Debt Redemption Features

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 8—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2017, the fair value of the derivative was determined to be nil based on current assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 4.3 years, (ii) coupon rates of between 5.8% and 10.8% and (iii) market yields of between 10.2% and 18.4%. As of December 31, 2016, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.4 and 5.0 years, (ii) coupon rates of between 8.1% and 11.1% and (iii) market yields of between 11.9% and 18.4%. As such, the Company recognized no gain on change in fair value of derivative liability for the year ended December 31, 2017. The Company recognized a $5.5 million gain on change in fair value of derivative liability for the year ended December 31, 2016.

The Company’s 2014 Notes and 2015 Notes each contained a redemption feature whereby, upon occurrence of a change in control, the Company would have been required to repurchase the notes. The Company determined these redemption features to be embedded derivatives, requiring bifurcation in accordance with ASC 815. The derivatives were carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of each embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. These derivative liabilities were derecognized in September 2016, as the related debt hosts were exchanged into equity, and therefore no gain or loss on change in fair value of derivative liability was recognized for the year ended December 31, 2017. The Company recognized a gain on change in fair value of derivative liability for the 2014 Notes and 2015 Notes of $2.1 million and $0.6 million, respectively, for the year ended December 31, 2016.

Warrant Derivative Liability

The Company’s warrant derivative liability (discussed in Note 7—Warrants and Warrant Derivative Liability) was carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. During the year ended December 31, 2015 of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised while the remaining 6,242,803 warrants expired and the related derivative liability was extinguished. As such, no warrants were outstanding as of December 31, 2017 and 2016.

Preferred Stock Purchase Option Derivative Liability

Pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company in connection with the subscription agreement executed on March 5, 2015, the Company determined that such right represented a derivative liability (see Note 10—Equity). This preferred stock purchase option derivative liability was carried at fair value and classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of this liability was calculated using a Black-Scholes model and was determined to be $0.9 million at inception. On March 30, 2015, this right was exercised and the liability was marked to fair value through such date, resulting in a charge of $0.9 million through gain (loss) on change in fair value of derivatives in the year ended December 31, 2015. The liability was then reclassified to permanent equity on such date.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date. The Company also considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2017:

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The new guidance is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. Further, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. The amendments do not change the core principles of the guidance in Topic 606 and are effective for the Company’s fiscal year beginning January 1, 2018. The Company has evaluated the accounting, transition and disclosure requirements of these standards in connection with its evaluation of ASU 2014-09 as discussed below and does not expect them to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method. The Company will adopt the new standard effective January 1, 2018 and will apply the modified retrospective method.

The Company has completed its assessment of adopting ASU No. 2014-09 for net product revenues and contract revenues generated by its license agreements. The assessment consisted of a review of a representative sample of contracts, discussions with key stakeholders, and a cataloging of potential impacts on its internal statements, accounting policies, financial control, and operations.

The Company does not expect significant changes in the amounts or timing of revenue recognition for net product revenues which is its primary revenue stream. For contract revenues generated by its license agreements, the Company expects to recognize an immaterial cumulative-effect adjustment to its accumulated deficit. The Company is also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)    Intangible Asset

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 12.6 years. The carrying value as of December 31, 2017 and 2016 is as follows:

In thousands	December 31, 2017	December 31, 2016
Technology rights	$11,624	$11,624
Accumulated amortization	(3,498)	(2,852)
Intangible asset, net	$8,126	$8,772

Amortization expense for each of the years ended December 31, 2017 and 2016 was $0.6 million and is included in research and development expense. Estimated future amortization expense, based upon the Company’s intangible asset, as of December 31, 2017 is as follows:

In thousands
Year Ending December 31,	Amount
2018	$646
2019	646
2020	646
2021	646
2022	646
Thereafter	4,896
Total	$8,126

(4)    Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of December 31, 2017 and 2016 consist of the following:

In thousands	December 31, 2017	December 31, 2016
Raw materials	$7,044	$4,430
Work in process	10,844	10,716
Finished goods	12,372	5,361
Inventory	$30,260	$20,507

(5)    Property, Plant and Equipment

Property, plant and equipment as of December 31, 2017 and 2016 consist of the following:

In thousands	December 31, 2017	December 31, 2016
Leasehold improvements	$156	$157
Computer equipment	63	63
Furniture and fixtures	66	42
Software	559	559
	844	821
Accumulated depreciation and amortization	(816)	(755)
Construction in progress	—	12
Property, plant and equipment, net	$28	$78

Depreciation expense for each of the years ended December 31, 2017, 2016, and 2015 was $0.1 million, $0.1 million and $0.2 million, respectively.

(6)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2017 and 2016:

In thousands	December 31, 2017	December 31, 2016
Payroll and payroll-related expenses	$8,298	$6,611
Research and development expenses	1,772	293
Sales and marketing accruals	9,230	2,821
Accrued revenue allowances	34,445	22,195
All other	5,157	5,800
Accrued expenses and other current liabilities	$58,902	$37,720

(7)    Warrants and Warrant Derivative Liability

On October 16, 2009, the Company completed a $70.0 million private placement with both existing and new investors resulting in $62.3 million in net proceeds and an additional $3.6 million from bridge notes converted in conjunction with the private placement. In consideration for the $62.3 million in net cash proceeds Amarin issued 66.4 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $1.00 and (ii) a warrant with a five-year term to purchase 0.5 (one half) of an ADS at an exercise price of $1.50 per ADS. In consideration for the conversion of $3.6 million of convertible bridge notes, Amarin issued 4.0 million units, each unit consisting of (i) one ADS (representing one ordinary share) at a purchase price of $0.90 and (ii) a warrant with a five-year term to purchase 0.5 (one half) of an ADS at an exercise price of $1.50 per ADS. The total number of warrants issued in conjunction with the financing was 35.2 million.

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

In October 2014, the Company and the holders of the remaining October 2009 warrants mutually agreed to extend the expiration date of such warrants from October 16, 2014 to February 27, 2015. Of the 8,087,388 warrants outstanding as of December 31, 2014, 1,844,585 warrants were exercised, resulting in net proceeds to the Company of $2.7 million, and the remaining 6,242,803 warrants expired. The related derivative liability was extinguished and we recognized a $0.1 million gain on change in fair value of derivative liability for the year ended December 31, 2015. No warrants were outstanding as of December 31, 2017 and 2016.

(8)    Debt

Long-Term Debt from Royalty-Bearing Instrument—December 2012 Financing

On December 6, 2012, the Company entered into a Purchase and Sale Agreement with BioPharma Secured Debt Fund II Holdings Cayman LP, or BioPharma. Under this agreement, the Company granted to BioPharma a security interest in future receivables associated with the Vascepa patent rights, in exchange for $100.0 million received at the closing of the agreement which occurred in December 2012. Under these terms, the Company continues to own all Vascepa intellectual property rights, however, such rights, as described below, could be used as collateral for repayment of the remaining unpaid balance under this agreement if the Company defaults on making required payments. In the agreement, the Company agreed to repay BioPharma up to $150.0 million with such repayment based on a portion of net revenues and receivables generated from Vascepa. On December 20, 2017, BioPharma assigned all rights under this agreement to CPPIB Credit Europe S.à r.l., or CPPIB.

As of December 31, 2017, the remaining amount to be repaid to CPPIB is $109.1 million. During the year ended December 31, 2017, the Company made repayments under the agreement of $16.5 million and an additional $5.3 million is scheduled to be paid in February 2018 for the fourth quarter of 2017. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB.

These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa net revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa net revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150.0 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150.0 million less any previously repaid amount.

For each quarterly period since the inception of the debt, net revenues were below the contractual threshold amount such that cash payments were calculated for each period reflecting the optional reduction amount as opposed to the contractual threshold payment due for each quarterly period. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the repayment schedule amounts were rescheduled for payment beginning in the second quarter of 2017. Any such deferred repayments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold limitation based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. These estimates are reevaluated each reporting period by the Company and adjusted if necessary, prospectively.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the year ended December 31, 2017, as compared to a $5.5 million gain on change in fair value of derivative liability during the year ended December 31, 2016.

As of December 31, 2017 and 2016, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $92.4 million and $93.6 million, respectively. During the year ended December 31, 2017, the Company recorded cash and non-cash interest expense of $6.4 million and $2.1 million, respectively, in connection with the royalty-bearing instrument. During the year ended December 31, 2016, the Company recorded $6.7 million and $2.1 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

To secure the obligations under the agreement, the Company granted BioPharma, which it subsequently assigned to CPPIB, a security interest in the Company’s patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the covered products, all books and records relating to the foregoing and all proceeds of the foregoing, referred to collectively as the collateral. If the Company (i) fails to deliver a payment when due and does not remedy that failure within a specific notice period, (ii) fails to maintain a first-priority perfected security interest in the collateral in the United States and does not remedy that failure after receiving notice of such failure or (iii) becomes subject to an event of bankruptcy, then CPPIB may attempt to collect the maximum amount payable by the Company under this agreement (after deducting any payments the Company has already made).

Under the agreement, the Company is restricted from paying dividends on its common shares, unless it has cash and cash equivalents in excess of a specified amount after such payment.

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. As of December 31, 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

In January 2012, the Company, through its wholly-owned subsidiary Corsicanto DAC (in liquidation) (formerly Corsicanto Limited) (“Corsicanto”), issued $150.0 million in principal amount of 3.5% exchangeable senior notes due 2032 (the “2012 Notes”), resulting in net proceeds of $144.3 million. In May 2014, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2012 Notes pursuant to which Corsicanto exchanged $118.7 million in aggregate principal amount of the existing 2012 Notes for $118.7 million in aggregate principal amount of new 3.5% May 2014 exchangeable senior notes due 2032 (the “2014 Notes”), following which $31.3 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged. In November 2015, the Company entered into a privately negotiated subscription agreement with one of its existing investors, pursuant to which the investor agreed to purchase approximately $31.3 million in aggregate principal amount of new 3.5% November 2015 exchangeable senior notes due 2032 (the “2015 Notes”) for approximately $27.5 million. Approximately $15.9 million of such proceeds were used to finance the repayment of $16.2 million in aggregate principal amount of the 2012 Notes, following which $15.1 million in aggregate principal amount of the 2012 Notes remained outstanding with terms unchanged through December 31, 2016. The 2012 Notes, 2014 Notes, and 2015 Notes are referred to collectively as the “Notes.”

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

The terms of the 2012 Notes allowed for repurchase in cash by the Company at the option of the holders on each of January 19, 2017, January 19, 2022, and January 19, 2027, as well as redemption by the Company for cash of all or part of the 2012 Notes on or after January 19, 2017, both at a price equal to 100% of the principal amount of the 2012 Notes to be repurchased or redeemed, plus accrued and unpaid interest to, but excluding, the repurchase or redemption date. Consequently, in January 2017, holders of the 2012 Notes exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of December 31, 2017.

The 2012 Notes were exchangeable under certain circumstances into cash, ADSs, or a combination of cash and ADSs, at the Company’s election. At the time of issuance, the Company calculated the fair value of the liability component of the 2012 Notes to be $126.2 million and the excess of the principal amount of the debt over the liability component of $23.8 million was allocated to the conversion option, resulting in a discount on the debt and corresponding increase in equity as a result of the cash settlement feature. The Company also recorded a debt discount to reflect the value of the underwriter’s discounts and offering costs. The debt discount from underwriter’s discounts and offering costs was allocated to the equity and liability components of the 2012 Notes in proportion to the proceeds allocated to each component. The $23.8 million equity component allocated to the conversion option was reduced by the portion of offering costs allocated to the equity component, $10.1 million upon extinguishment of the 2012 Notes as part of the 2014 Notes exchange and $1.3 million upon extinguishment of the 2012 Notes as part of the 2015 Notes issuance, such that $11.5 million remained in equity as of both December 31, 2017 and 2016. The conversion option was not remeasured each reporting period as it continued to meet the criteria for equity classification, and will remain in equity hereafter as a result of the repayment in full of the related debt instrument during the first quarter of 2017.

The portion of the debt discount from underwriter’s discounts and offering costs allocated to the liability component as well as the discount created from allocating proceeds to the conversion option were amortized as interest expense over the estimated life of the 2012 Notes of twenty-four months. Such discounts were fully amortized prior to 2016. The carrying value of the 2012 Notes was nil and $15.1 million as of December 31, 2017 and 2016, respectively, included within current portion of exchangeable senior notes, net of discount, due to the holders’ January 19, 2017 optional put date.

The 2014 Notes were recorded at fair value of $90.8 million representing a $27.9 million discount to par. In addition, the Company recognized a discount of $2.5 million in underwriter’s fees and offering costs. The 2015 Notes were recorded at fair value of $27.5 million representing a $3.8 million discount to par. In addition, the Company recognized a discount of $0.1 million in offering costs. These discounts were amortized as interest expense over the expected terms of the 2014 Notes and 2015 Notes, which was expected to be through the first optional put date in January 2019 for each. The carrying value of the 2014 Notes and 2015 Notes was nil as of both December 31, 2017 and 2016.

The 2014 Notes and 2015 Notes contained a provision that if a fundamental change (as defined in the 2014 Notes and 2015 Notes) had occurred prior to the notes being exchanged, holders may have required the Company to repurchase all or part of their notes for cash at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the 2014 Notes and 2015 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. The Company determined that these fundamental change redemption features represented embedded derivatives requiring bifurcation from the respective debt liabilities and allocated $3.5 million of the $90.8 million fair value of the 2014 Notes and $0.5 million of the $27.5 million fair value of the 2015 Notes to derivative liabilities. The fair value of these derivative liabilities was remeasured at each reporting period, with changes in fair value recognized in the statement of operations. During the year ended December 31, 2016, the Company recognized a $2.1 million gain and a $0.6 million gain on the change in fair value of the redemption features of the 2014 Notes and 2015 Notes, respectively.

The Notes had a stated interest rate of 3.5% per year, payable semiannually in arrears on January 15 and July 15 of each year. During the year ended December 31, 2017, the Company recognized cash interest expense of less than $0.1 million related to the Notes. During the year ended December 31, 2016, the Company recognized aggregate interest expense of $9.9 million related to the Notes, of which $5.7 million represents non-cash interest and $4.2 million represents contractual coupon interest. As of December 31, 2017 and December 31, 2016, the Company had total accrued interest on the Notes of nil and $0.2 million, respectively, which is included in current portion of exchangeable senior notes, net of discount. The Company made the contractual interest payments due on the Notes during the year ended December 31, 2017 and 2016 of $0.3 million and $5.4 million, respectively.

January 2017 Exchangeable Senior Notes

On January 20, 2017, the Company and Corsicanto II DAC (“Corsicanto II”), a designated activity company formed under the laws of Ireland and a wholly owned subsidiary of the Company, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which Corsicanto II issued and sold $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047 (the “2017 Notes”) at an issue price of 100%. The net proceeds from the offering were $28.8 million after deducting placement agent fees and offering expenses payable by the Company. The offering of the 2017 Notes closed on January 25, 2017.

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

The initial exchange rate is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs. Based on the closing price of the Company’s stock as of December 31, 2017, the value of the shares if converted on that date would exceed the principal value of the 2017 Notes by $0.9 million.

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

Corsicanto II agreed to use commercially reasonable efforts to procure the listing of the 2017 Notes on the Global Exchange Market operated under the supervision of the Irish Stock Exchange (or on another recognized stock exchange for the purposes of Section 64 of the Taxes Consolidation Act 1997 of Ireland and within the meaning of Section 1005 ITA 2007 of the United Kingdom) prior to July 15, 2017, which was the first interest payment date for the 2017 Notes.

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs are presented as a direct deduction from the debt liability on the consolidated balance sheet. This discount is being amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of December 31, 2017, the carrying value of the 2017 Notes, net of unamortized discount, was $29.0 million.

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

During the year ended December 31, 2017, the Company recognized interest expense of $1.2 million related to the 2017 Notes, of which $0.2 million represents non-cash interest and $1.0 million represents contractual coupon interest. As of December 31, 2017, the Company had accrued interest of $0.5 million related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the consolidated balance sheet. The Company made the contractual interest payment due on the 2017 Notes during the year ended December 31, 2017 of $0.5 million.

(9)    Commitments and Contingencies

Litigation

On August 30, 2017, Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited, each wholly-owned subsidiaries of Amarin Corporation plc, filed a lawsuit with the United States International Trade Commission, or the ITC, captioned In the Matter of Certain Synthetically Produced, Predominantly EPA Omega-3 Products in Ethyl Ester or Re-esterified Triglyceride Form, USITC Docket 337-3247, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC under Section 337 of the Tariff Act of 1930 (19 U.S.C. §1337), which makes unlawful unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. On October 27, 2017, the ITC determined to not institute our requested investigation. On December 1, 2017, the Company appealed the ITC’s non-institution decision to the United States Court of Appeals for the Federal Circuit (Case Nos. 18-1247, 18-114). That appeal is ongoing. The Company intends to pursue this matter vigorously.

In September and October 2016, the Company received paragraph IV certification notices from four companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ abbreviated new drug applications, or ANDAs. The Company filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties (collectively, “Roxane”) in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, West-Ward) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward is now captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited (collectively, “Teva”) in the U.S. District Court for the District of Nevada. The case against Teva is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, Amarin is seeking, among other remedies, an order enjoining each defendant from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings. As a result of the statutory stay associated with the filing of these lawsuits under the Hatch-Waxman Act, the FDA cannot grant final approval to West-Ward, DRL, or Teva’s respective ANDA before January 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid.

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

The Company introduced to the market its 0.5-gram dose strength of Vascepa in October 2016. In August 2017, as anticipated, the Company received a paragraph IV certification notice from Teva contending that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva abbreviated new drug application, or ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. Accordingly, in October 2017, the Company filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, the Company is seeking, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. This new lawsuit against Teva has been consolidated with the pending lawsuits against Teva, West-Ward, and DRL referenced above based on the 1-gram dose strength of Vascepa, and all four lawsuits will proceed on the same schedule.

On April 26, 2016, the U.S. District Court for the District of New Jersey granted the Company’s motion to dismiss the putative consolidated class action lawsuit captioned In re Amarin Corporation plc, Securities Litigation, No. 3:13-cv-06663 (D.N.J. Nov. 1, 2013). The class action was dismissed without prejudice with leave for plaintiffs to file an amended complaint. The lawsuit sought unspecified monetary damages and attorneys’ fees and costs alleging that the Company and certain of its current and former officers and directors made misstatements and omissions regarding the FDA’s willingness to approve Vascepa’s ANCHOR indication and related contributing factors and the potential relevance of data from the ongoing REDUCE-IT trial to that potential approval. The April 2016 dismissal was the second motion to dismiss granted in favor of Amarin and related defendants in this litigation. The first motion to dismiss in this litigation was granted in June 2015 in response to the original complaint and related amendment. On May 26, 2016, plaintiffs appealed the most recent dismissal to the Third Circuit Court of Appeals. On May 23, 2017, the Third Circuit Court of Appeals affirmed the judgment of the U.S. District Court for the District of New Jersey that granted the Company’s motion to dismiss the putative consolidated class action lawsuit (Case No. 16-2640). Plaintiffs sought a rehearing and en banc review of such affirmation, each of which were denied. The appeal period for this matter has expired. The Company considers this matter closed.

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

Leases

The Company leases office space under operating leases. Future minimum lease payments under these leases, net of sublease rental income, as of December 31, 2017 are as follows:

In thousands
Year Ending December 31,	Operating Leases
2018	$642
2019	156
2020-2022	—
Total	$798

On September 30, 2011, the Company entered into an agreement for 320 square feet of office space at 2 Pembroke House, Upper Pembroke Street 28-32 in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The agreement began November 1, 2011 and terminates on October 31, 2018 and can be extended automatically for successive one-year periods. Monthly rent is approximately €2,900 (approximately $3,500 at the time of filing). The agreement can be terminated by either party with three months prior written notice.

On July 1, 2011, the Company leased 9,747 square feet of office space in Bedminster, New Jersey. The lease, as amended, terminates on April 30, 2019, and may also be terminated with six months prior notice. On December 6, 2011 the Company leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, the Company leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, the Company entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, the Company executed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. This sublease agreement was terminated as of September 30, 2017.  Additionally, in June 2015, the Company executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015. On December 15, 2016, the Company leased an additional 732 square feet of space in the same location, effective January 1, 2017.

Total rent expense during the years ended 2017, 2016 and 2015 was approximately $0.6 million, $0.6 million, and $0.8 million, respectively.

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

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of December 31, 2017, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

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

Pursuant to the supply agreements, there is a total of $40.1 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.1 million as of December 31, 2017). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.7 million as of December 31, 2017) for each of the two potential market approvals (i.e., £10 million maximum, or approximately $13.5 million as of December 31, 2017).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of December 31, 2017.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the year ended December 31, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of December 31, 2017, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement (the “Second Private Placement”). In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the Second Private Placement was conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Such approval was received at the Company’s Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of the Second Private Placement occurred on July 10, 2015. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. At the time of the transaction, Dr. James Healy was a member of the Company’s Board and a managing general partner of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova. Dr. James Healy resigned as Director of the Company’s Board effective December 20, 2016.

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

In August 2016, the Company completed a public offering of 21,100,000 ADSs, with each ADS representing one ordinary share of the Company. Amarin also granted the underwriters a 30-day option to purchase an additional 3,165,000 ADSs at the same price, which was exercised in full. The underwriters purchased the ADSs from the Company at a price of $2.679 per ADS after commission, resulting in net proceeds to the Company of approximately $64.6 million, after deducting estimated offering expenses payable by the Company. Intended uses of the net proceeds from the offering were to advance its REDUCE-IT cardiovascular outcomes trial and for general corporate and working capital purposes.

Incentive Equity Awards

As of December 31, 2017, there were an aggregate of 24,108,455 stock options and 12,005,553 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 4%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the years ended December 31, 2017 and 2016, the Company issued 356,656 and 177,146 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $0.6 million during the year ended December 31, 2017 and $0.3 million during the year ended December 31, 2016.

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

On February 1, 2016, the Company granted a total of 1,607,500 RSUs and 2,442,000 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period. During the year ended December 31, 2017, the Company issued 494,885 common shares related to the vesting of these RSUs, of which 191,899 shares were retained as treasury shares as settlement of employee tax obligations.

See Note 12—Stock Incentive Plans and Stock Based Compensation for further information regarding the Company’s incentive equity awards.

Warrants

During the year ended December 31, 2015, the Company issued 1,844,585 shares upon the exercise of warrants, resulting in gross and net proceeds of $2.8 million and $2.7 million, respectively. There was no warrant activity during the years ended December 31, 2017 and 2016 and no warrants remained outstanding as of December 31, 2017 and 2016.

(11)    Income Taxes

Interest and penalties related to any uncertain tax positions have historically been insignificant. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is nil as of December 31, 2017 and $1.5 million as of December 31, 2016.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015:

In thousands	2017	2016	2015
Beginning uncertain tax benefits	$1,633	$1,550	$2,487
Prior year—increases	—	—	120
Prior year—decreases	(20)	—	(762)
Current year—increases	121	83	144
Current year—decreases for lapses in statutes of limitations	—	—	(439)
Ending uncertain tax benefits	$1,734	$1,633	$1,550

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2017:

Jurisdiction	Tax Years
United States—Federal	2013-2017
United States—State	2012-2017
Ireland	2013-2017
United Kingdom	2016-2017

The Company does not expect any gross liabilities to expire in 2018 based on statutory lapses.

The components of loss from operations before taxes were as follows for the years ended December 31, 2017, 2016 and 2015:

In thousands	2017	2016	2015
United States	$(2,075)	$(8,115)	$(10,137)
Ireland and United Kingdom	(52,743)	(68,266)	(108,153)
	$(54,818)	$(76,381)	$(118,290)

The (provision for) benefit from income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2017, 2016 and 2015:

In thousands	2017	2016	2015
Current:
United States—Federal	$1,769	$1,033	$1,053
United States—State	196	138	113
Total current	$1,965	$1,171	$1,166
Deferred:
United States—Federal	5,760	(4,001)	(3,343)
United States—State	(487)	(334)	(605)
Ireland and United Kingdom	(16,306)	(143)	(9,023)
Change in valuation allowance	22,115	13,276	8,719
Total deferred	$11,082	$8,798	$(4,252)
Provision for (benefit from) income taxes	$13,047	$9,969	$(3,086)

The (provision for) benefit from income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2017, 2016 and 2015:

In thousands	2017	2016	2015
Benefits from taxes at statutory rate	$(13,698)	$(19,039)	$(29,572)
Rate differential	3,071	4,667	8,572
Change in valuation reserves	22,115	13,276	8,719
Derivative liabilities	—	(668)	187
Gain on extinguishment of debt	—	—	(328)
Nondeductible employee compensation	1,668	1,164	808
Stock option/RSU windfall	(1,182)	—	—
Research and development credits	(1,177)	(1,689)	(1,284)
Tax return to provision adjustments	5,788	4,524	2,248
U.S. rate change—tax reform	7,398	—	—
Cumulative translation adjustment	(12,554)	7,385	7,811
Permanent and other	1,635	(1,573)	(1,841)
Non-deductible interest expense	(17)	1,922	1,594
Provision for (benefit from) income taxes	$13,047	$9,969	$(3,086)

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2017, 2016, and 2015, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) that instituted fundamental changes to the taxation of multinational corporations. The Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction of interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder's historical undistributed earnings of foreign affiliates. Although the Act is generally effective January 1, 2018, U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the financial reporting implications of the Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment.  As of December 31, 2017, the Company has recorded a provisional amount to account for the impact of tax effects of the Act related to the change in corporate tax rate from 34% to 21% and the changes to executive compensation deductibility. Given the complexity of the Act and anticipated guidance from the U.S. Treasury about implementing the Act, the Company’s analysis and accounting for the tax effects of the Act is preliminary. The amounts are provisional estimates, as the Company has not fully completed its analysis of certain other aspects of the Act that could result in adjustments. Upon completion of the analysis in 2018, these estimates may be adjusted through income tax expense in the consolidated statement of operations. The Company will disclose the impact to the provisional amounts in the reporting period in which the accounting period is completed, which will not exceed one year from the date of enactment. Any change is not expected to have an impact to the tax provision or consolidated financial statements.

The primary impact of the Act on the Company relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate from 34% to 21%. At the date of enactment, the Company had net deferred tax assets for the excess of the net tax value over the book basis of its U.S. assets and liabilities which will generate future tax deductions in excess of book expense. As a result of the Act, future tax deductions will result in a decreased reduction in tax expense. Consequently, the Company reduced the amount of the U.S. subsidiary’s net deferred tax assets as of the date of enactment and recorded a non-cash charge of $2.4 million in the provision for income taxes for the year ended December 31, 2017 due to the decrease in the corporate tax rate. In addition, based on the Company’s evaluation of available evidence, the Company recognized non-cash tax expense during the year ended December 31, 2017 of $8.7 million related to the recording of additional valuation allowance to reduce the deferred tax assets on the balance sheet to zero as the Company concluded that it is not more likely than not that certain of the deferred tax benefits resulting from deferred tax assets generated from the U.S. subsidiary operations will be realized.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2017 and 2016 includes $1.3 million of excess tax benefits and $0.4 million of excess tax deficiencies, respectively, arising from share-based payments during the period of adoption. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation outstanding as of December 31, 2015, with a corresponding cumulative-effect adjustment to accumulated deficit.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2017 and 2016 is as follows:

In thousands	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating losses	$110,715	$95,181
Stock-based compensation	12,446	16,894
Tax credits	6,378	6,893
Other reserves and accrued liabilities	3,587	3,193
Gross deferred tax assets	133,126	122,161
Less: valuation allowance	(131,389)	(109,274)
Total deferred tax assets	1,737	12,887
Deferred tax liabilities:
Depreciation and amortization	(1,145)	(1,050)
Other liabilities	(592)	(755)
Total deferred tax liabilities	(1,737)	(1,805)
Net deferred tax assets	$—	$11,082

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, UK, and Israeli net operating losses and the related U.S. deferred tax assets, consisting primarily of stock-based compensation and R&D tax credits, would not be realized in future periods and a full valuation allowance has been recorded as of the current period.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2017 and 2016:

In thousands	2017	2016
Beginning valuation allowance	$109,274	$95,999
Increase as reflected in income tax expense	11,466	17,951
Cumulative translation adjustment	10,649	(4,676)
Ending valuation allowance	$131,389	$109,274

During 2017, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets in non-U.S. entities.

The Company has combined Irish, UK, and Israeli net operating loss carryforwards of $710.4 million, which do not expire. The total net operating loss carryforwards increased by approximately $109.2 million from the prior year primarily as a result of current year losses generated by the Company’s Irish subsidiaries. In addition, the Company has U.S. Federal tax credit carryforwards of $6.0 million and state tax credit carryforwards of $1.9 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2024 and 2036, may be used to offset future taxable income.

As of December 31, 2017, earnings of $8.0 million have been retained indefinitely for reinvestment by foreign subsidiary or there is an expectation that any reinvestment can be recovered tax-free without significant cost, and the entity expects to ultimately use that means of recovery for domestic subsidiary companies; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company's and its subsidiaries' income tax returns are periodically examined by various taxing authorities. The Company is currently under audit by the United States Internal Revenue Service (IRS) for the years 2013 to 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company's consolidated financial position or results of operations.

(12)    Stock Incentive Plans and Stock-Based Compensation

On April 29, 2011 the Board, upon the recommendation of the Remuneration Committee, adopted the 2011 Stock Incentive Plan (“2011 Plan”), which was approved by the Company’s shareholders on July 12, 2011. The 2011 Plan replaced the Company’s 2002 Stock Option Plan (“2002 Plan”), which expired on January 1, 2012. The maximum number of the Company’s Ordinary Shares of £0.50 each or any ADS’s, as to be issued under the 2011 Plan, as amended, shall not exceed the sum of (i) 51.5 million newly authorized Shares available for award and (ii) the number of Shares that remained available for grants under the Company’s 2002 Plan and (iii) the number of Shares underlying then outstanding awards under the 2002 Plan that could be subsequently forfeited, cancelled, expire or are otherwise terminated. The award of stock options (both incentive and non-qualified options) and restricted stock units, and awards of unrestricted Shares to Directors are permitted. The 2011 Plan is administered by the Remuneration Committee of the Company’s Board of Directors and expires on July 12, 2021.

In addition to the grants under the 2011 Plan, the Company grants non-qualified stock options to employees to purchase the Company’s ordinary shares. These grants are made pursuant to employment agreements on terms consistent with the 2011 Plan.

Under the terms of the 2011 Plan, and grants made pursuant to employment agreements, options typically vest over a four-year period, expire after a ten-year term and are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2017:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	21,188	$3.37
Granted	3,827	3.09
Forfeited	(219)	2.52
Expired	(331)	10.17
Exercised	(357)	1.79
Outstanding as of December 31, 2017	24,108	3.26	6.8 years	$34,659
Exercisable as of December 31, 2017	16,115	3.68	6.0 years	21,976
Vested and expected to vest as of December 31, 2017	23,709	$3.27	6.7 years	$34,025
Available for future grant as of December 31, 2017	16,994

The weighted average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $3.09, $1.62, and $2.16, respectively. The total grant date fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $7.1 million, $6.5 million, and $9.1 million, respectively.

During the years ended December 31, 2017, 2016 and2015, the Company received proceeds from the exercise of options of $0.6 million, $0.3 million, and $31 thousand, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.5 million, $0.2 million, and $6 thousand, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2017, there was $12.7 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight-line basis.

The fair value of stock options on the date of grant was estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of the Company’s common stock over the expected life of the option. The expected life was determined using the simplified method based on the term and vesting period. The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. No dividend yield has been assumed as the Company does not currently pay dividends on its common stock and does not anticipate doing so in the foreseeable future. Estimated forfeitures are based on the Company’s historical forfeiture activity.

Employee stock options generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The vesting of certain stock options is contingent upon the attainment of performance criteria. The probability that such criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. The Company recorded compensation expense in relation to stock options of $7.0 million, $6.6 million and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For 2017, 2016 and 2015, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2017	2016	2015
Risk-free interest rate	1.77% - 2.01%	1.07% - 1.70%	1.37% - 1.68%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	73% - 82%	83% - 86%	86% - 97%

Restricted Stock Units

The 2011 Plan also allows for granting of restricted stock unit awards under the terms of the Plan. The restricted stock units vest based upon a time-based service condition, a performance condition, or both. The probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. Restricted stock units are recorded as compensation expense based on fair value, representing the market value of the Company’s common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis through the statement of operations over the service period until the shares have vested. The following table presents the restricted stock unit activity for the years ended December 31, 2017 and 2016:

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	10,887	$2.12
Granted	1,756	1.47
Vested	(1,853)	1.62
Forfeited	(647)	1.74
Outstanding as of December 31, 2016	10,143	2.09
Granted	4,197	3.04
Vested	(2,179)	1.62
Forfeited	(155)	2.91
Outstanding as of December 31, 2017	12,006	$2.50

The Company recorded compensation expense in relation to restricted stock units of $7.0 million, $7.0 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015 respectively.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2017, 2016 and 2015:

In thousands	2017	2016	2015
Research and development	$2,122	$2,252	$3,280
Selling, general and administrative	11,838	11,361	10,609
Stock-based compensation expense	$13,960	$13,613	$13,889

Employee Stock Purchase Plan

On March 13, 2017, the Board adopted, subject to shareholder approval, the Amarin Corporation plc 2017 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders on May 15, 2017. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Under the ESPP, an aggregate of 3,000,000 ordinary shares (each ordinary share to be represented by one ADS) are reserved and available for issuance, which were registered with the SEC on August 2, 2017, for sale to eligible employees. Subject to certain exclusions, any employee of the Company’s U.S. subsidiary, Amarin Pharma, Inc., who works at least 20 hours per week and has been employed for at least six months as of the first day of the applicable offering period is eligible to participate in the ESPP. Eligible employees may authorize payroll deductions of up to 15 percent of their base pay to be withheld to purchase ordinary shares, subject to terms and limitations of the plan, at a price equal to 85 percent of the lower of the fair market values of the Company’s ordinary shares as of the beginning or the end of six-month offering periods. The initial enrollment and offering periods commence in 2018, therefore, no compensation expense was recognized and no shares were purchased for the year ended December 31, 2017.

(13)    Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The Company recognized 0.4 million and $0.5 million of related compensation expense for the year ended December 31, 2017 and 2016 respectively. The Company did not make any contributions in 2015.

(14)    Related Party Transactions

October 2009 Private Placement

Several of Amarin’s former directors and funds connected with them purchased approximately 36.0 million of its ADSs (in the form of common stock) in the October 2009 private placement, including: (i) 17 million ADSs purchased by funds managed by Abingworth LLP, where Dr. Joseph Anderson, a former Director of Amarin, is a partner; (ii) 7 million ADSs purchased by Orbimed Advisors LLC, where Dr. Carl L. Gordon, a former Director of Amarin, is a General Partner; (iii) 7 million ADSs purchased by Sofinnova Venture Partners VII, L.P. (Sofinnova), where Dr. James I. Healy (“Dr. Healy”), a former Director of Amarin, is a Managing General Partner; and (iv) 5 million ADSs purchased by Fountain Healthcare Partners Fund 1, L.P. Fountain Healthcare Partners Ltd. is the sole General Partner of Fountain Healthcare Partners Fund 1, L.P. Dr. Manus Rogan is a Managing Partner of Fountain Healthcare Partners Ltd. and until December 2011 was a non-executive director of Amarin. In addition, for every ADS purchased, the investor received warrants to purchase 0.5 (one half) of an ADS. No warrants remained outstanding as of December 31, 2017 and 2016. Therefore, the fair value of the warrants held by the current and former directors of the Company and their related investment funds amounted to zero.

March 2015 Private Placement

On March 30, 2015, in connection with the closing of the initial private placement described in Note 10—Equity, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which may be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. The shares are owned directly by Sofinnova. At the time of the transaction, Dr. Healy was a member of the Company’s Board and a managing general partner of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova. Dr. Healy may have been deemed to have shared voting and dispositive power over the shares owned by Sofinnova, but disclaimed beneficial ownership over the shares owned by Sofinnova except to the extent of any pecuniary interest therein. Dr. Healy resigned as Director of the Company’s Board effective December 20, 2016.

(15)    Quarterly Summarized Financial Information (Unaudited)

	Fiscal years ended December 31, 2017 and 2016
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands, except per share amounts)
Total revenue, net	$34,637	$25,543	$45,241	$33,111	$47,360	$32,734	$53,866	$38,696
Net loss applicable to common shareholders	(20,941)	(29,771)	(13,634)	(13,354)	(10,825)	(15,772)	(22,465)	(27,453)
Loss per share:
Basic	$(0.08)	$(0.16)	$(0.05)	$(0.07)	$(0.04)	$(0.08)	(0.08)	$(0.10)
Diluted	$(0.08)	$(0.16)	$(0.05)	$(0.07)	$(0.04)	$(0.08)	(0.08)	$(0.10)

(16)     Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement (the “Agreement”) with Kowa Pharmaceuticals America, Inc. related to the commercialization of Vascepa® (icosapent ethyl) capsules in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America, Inc. the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The initial term of the Agreement extends until the end of 2018. The Agreement was amended on July 25, 2017 to reflect evolving promotional needs, including refinement of target lists.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the Agreement, as amended, the Company anticipates incurring expense for both the annual co-promotion fee, which in 2018 will again be calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the Agreement, as amended, after expiration of the Agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the Agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement.

As of both December 31, 2017 and 2016, the Company had a net payable of $8.3 million and $2.5 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc., net of reimbursable amounts incurred for samples and other marketing expenses.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment, which it will recognize as revenue over the estimated period in which the Company is required to provide initial and on-going regulatory and development support and clinical supply for obtaining regulatory approvals in the China Territory and through the estimated period in which the Company is required to provide commercial supply, which is currently estimated to be a period of approximately 16 years. In March 2016, Eddingpharm submitted its clinical trial application (“CTA”) with respect to the MARINE indication for Vascepa to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment which it will recognize as revenue over the estimated period in which the Company is required to provide on-going development support needed to support the successful approval for a new drug application, which is currently estimated to be a period of approximately four years. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China.

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

Biologix FZCo

In March 2016, the Company entered into an agreement with Biologix FZCo (“Biologix”), a company incorporated under the laws of the United Arab Emirates, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, the Company granted to Biologix a non-exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, the Company received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. The Company is entitled to receive all payments based on total product sales and pays Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price.

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

Licensing and Deferred Revenues

Licensing and deferred revenues currently consist of revenue attributable to receipt of up-front, non-refundable payments and milestone payments as described above. Up-front and milestone payments under such agreements are typically recognized as licensing revenue over the estimated period in which the Company is required to provide regulatory and development support and clinical and commercial supply pursuant to the agreements. During the years ended December 31, 2017 and 2016, the Company recognized $1.3 million and $1.1 million of up-front and milestone payments as licensing revenue in connection with the Eddingpharm DCS Agreement, respectively, and recorded $18.8 million and $15.1 million as deferred revenue as of December 31, 2017 and 2016, respectively.

(18)    Subsequent Events

On February 1, 2018, the Company completed a public offering of 19,178,082 ADSs, with each ADS representing one ordinary share of the Company. The underwriters purchased the ADSs from the Company at a price of $3.41 per ADS after commission, resulting in net proceeds to the Company of approximately $65.0 million, after deducting estimated offering expenses payable by the Company. The Company has also granted the underwriters a 30-day option to purchase an additional 2,876,712 ADSs. The stated uses of proceeds in connection with this offering were as follows: to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader application following REDUCE-IT results, to increase its inventory balances for incremental inventory build prior to REDUCE-IT results and for general corporate and working capital purposes.