Form 10-Q
period 2018-03-31
AMARIN CORP PLC\UK
filed 2018-05-02
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

293,584,140 common shares were outstanding as of April 30, 2018, including 293,218,435 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 365,705 Ordinary Shares. In addition, 32,818,464 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of April 30, 2018, for a total of 326,402,604 ordinary shares and ordinary share equivalents outstanding as of April 30, 2018.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$129,049	$73,637
Restricted cash	600	600
Accounts receivable, net	39,180	45,318
Inventory, net	35,104	30,260
Prepaid and other current assets	3,618	3,455
Total current assets	207,551	153,270
Property, plant and equipment, net	20	28
Other long-term assets	174	174
Intangible asset, net	7,964	8,126
TOTAL ASSETS	$215,709	$161,598
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$31,877	$25,155
Accrued expenses and other current liabilities	61,311	58,902
Current portion of exchangeable senior notes, net of discount	219	481
Current portion of long-term debt from royalty-bearing instrument	24,370	22,348
Deferred revenue, current	1,453	1,644
Total current liabilities	119,230	108,530
Long-Term Liabilities:
Exchangeable senior notes, net of discount	29,047	28,992
Long-term debt from royalty-bearing instrument	65,480	70,834
Deferred revenue, long-term	17,459	17,192
Other long-term liabilities	1,150	1,150
Total liabilities	232,366	226,698
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of March 31, 2018 and December 31, 2017 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 295,956,415 issued, 293,584,140 outstanding as of March 31, 2018; 272,719,044 issued, 271,022,011 outstanding as of December 31, 2016	225,246	208,768
Additional paid-in capital	1,036,697	977,866
Treasury stock; 2,372,275 shares as of March 31, 2018; 1,697,033 shares as of December 31, 2017	(6,782)	(4,229)
Accumulated deficit	(1,296,182)	(1,271,869)
Total stockholders’ deficit	(16,657)	(65,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$215,709	$161,598

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
Product revenue, net	$43,777	$34,344
Licensing revenue	142	293
Total revenue, net	43,919	34,637
Less: Cost of goods sold	10,648	8,198
Gross margin	33,271	26,439
Operating expenses:
Selling, general and administrative	43,407	34,171
Research and development	11,762	10,823
Total operating expenses	55,169	44,994
Operating loss	(21,898)	(18,555)
Interest expense, net	(2,252)	(2,381)
Other income (expense), net	55	(5)
Loss from operations before taxes	(24,095)	(20,941)
(Provision for) benefit from income taxes	—	—
Net loss	$(24,095)	$(20,941)
Loss per share:
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)
Weighted average shares:
Basic	285,207	270,163
Diluted	285,207	270,163

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	20,616,438	—	—	14,635	55,372	—	—	70,007
Exercise of stock options	—	782,553	—	—	541	1,007	—	—	1,548
Vesting of restricted stock units	—	1,838,380	(675,242)	—	1,302	(1,302)	(2,553)	—	(2,553)
Stock-based compensation	—	—	—	—	—	3,754	—	—	3,754
Loss for the period	—	—	—	—	—	—	—	(24,095)	(24,095)
March 31, 2018	328,184,640	295,956,415	(2,372,275)	$24,364	$225,246	$1,036,697	$(6,782)	$(1,296,182)	$(16,657)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,095)	$(20,941)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	8	21
Stock-based compensation	3,762	3,351
Amortization of debt discount and debt issuance costs	573	563
Amortization of intangible asset	162	162
Changes in assets and liabilities:
Accounts receivable, net	6,138	(9,465)
Inventory, net	(4,844)	(3,372)
Prepaid and other current assets	(163)	2,198
Other long-term assets	—	89
Accrued interest payable	(327)	(2,267)
Deferred revenue	(142)	(293)
Accounts payable and other current liabilities	9,123	15,580
Other long-term liabilities	—	457
Net cash used in operating activities	(9,805)	(13,917)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(12)
Net cash used in investing activities	—	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable debt	—	30,000
Payment of debt issuance costs	—	(1,207)
Proceeds from issuance of common stock, net of transaction costs	70,007	—
Proceeds from exercise of stock options, net of transaction costs	1,548	296
Repurchase of exchangeable senior notes	—	(15,107)
Payment on long-term debt from royalty-bearing instrument	(3,785)	—
Taxes paid related to stock-based awards	(2,553)	(2,228)
Net cash provided by financing activities	65,217	11,754
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	55,412	(2,175)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	74,237	98,851
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$129,649	$96,676
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,873	$4,111
Income taxes	$23	$64

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

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

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its direct sales force of approximately 170 sales professionals, including sales representatives and their managers, and through a co-promotion agreement with Kowa Pharmaceuticals America, Inc. Under this co-promotion agreement, which commenced in May 2014 and extends until the end of 2018, Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or the 2017 Form 10-K, filed with the SEC. The balance sheet amounts at December 31, 2017 in this report were derived from the Company’s audited 2017 consolidated financial statements included in the 2017 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances related to beginning and ending cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows have been conformed to the current year presentation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of March 31, 2018, the Company had current assets of $207.6 million, including cash and cash equivalents of $129.0 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes are such that they may be redeemed by the Company for cash on or after January 19, 2021 and may be put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2017 Notes are exchangeable into American Depositary Shares (“ADSs”) at the option of holders at any time after issuance and prior to maturity and are exchangeable into ADSs at the option of the Company upon satisfaction of certain equity conditions. Accordingly, the exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company as of March 31, 2018.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations through the results of the REDUCE-IT study, which the Company anticipates will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and the Company is unable to obtain additional capital, the Company may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. The Company anticipates that quarterly net cash outflows in future periods will be variable.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, the Company revised its opening retained earnings balance with a cumulative-effect adjustment as of January 1, 2018. This standard applies to all contracts with customers except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and licensing revenue, see Note 9—Revenue Recognition.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2018 and December 31, 2017:

In thousands	March 31, 2018	December 31, 2017
Gross trade accounts receivable	$57,638	$57,802
Trade allowances	(18,130)	(12,035)
Chargebacks	(328)	(449)
Accounts receivable, net	$39,180	$45,318

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

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which instituted fundamental changes to the taxation of multinational corporations. The Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction of interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder's historical undistributed earnings of foreign affiliates. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of December 31, 2017, the Company had recorded provisional amounts to account for the impact of tax effects of the Act related to the change in corporate tax rate from 34% to 21% and the changes to executive compensation deductibility. As of March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Act. The Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. The Company will disclose the impact to the provisional amounts in the reporting period in which the accounting analysis is completed, which will not exceed one year from the date of enactment. Any changes are not expected to have an impact to the tax provision or condensed consolidated financial statements.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards and other attributes using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not more likely than not to be realized. Deferred tax assets and liabilities are classified as non-current in the condensed consolidated balance sheets.

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

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations. Excess income tax benefits and deficiencies are classified as cash flows from operating activities and cash paid to taxing authorities arising from the withholding of shares from employees are classified as cash flows from financing activities.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
In thousands	2018	2017
Net loss—basic and diluted	$(24,095)	$(20,941)
Weighted average shares outstanding—basic and diluted	285,207	270,163
Net loss per share—basic and diluted	$(0.08)	$(0.08)

For the three months ended March 31, 2018 and 2017, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended March 31,
In thousands	2018	2017
Stock options	25,703	23,461
Restricted stock and restricted stock units	12,420	9,812
Exchangeable senior notes (if converted)	7,716	7,716
Preferred stock (if converted)	32,818	32,818

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the condensed consolidated statement of operations as interest expense each period in which such instruments are outstanding. The Company records debt issuance costs related to a recognized debt liability in the condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expense), net, in the condensed consolidated statements of operations. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares.

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

See Note 5—Debt for further discussion.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 26%, 31%, and 31%, respectively, of gross product sales for the three months ended March 31, 2018, and represented 37%, 30%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2018. Customers A, B, and C accounted for 30%, 27%, and 38%, respectively, of gross product sales for the three months ended March 31, 2017 and represented 44%, 22%, and 31%, respectively, of the gross accounts receivable balance as of March 31, 2017. The Company has not experienced any significant write-offs of its accounts receivable.

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

The following tables present information about the Company’s assets and liabilities as of March 31, 2018 and December 31, 2017 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,352	$9,352	$—	$—

	December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,317	$9,317	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$23,655		$21,569
Long-term debt from royalty-bearing instrument	65,480		70,834
Total long-term debt from royalty-bearing instrument	$89,135	$87,300	$92,403	$88,000

2017 Notes	29,047	34,300	28,992	38,200

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2017 Notes is calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, is calculated using a Level 3 binomial model. The carrying value of the 2017 Notes as of both March 31, 2018 and December 31, 2017 includes a debt discount of $1.0 million, which is being amortized as non-cash interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of March 31, 2018, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.0 and 4.0 years, (ii) coupon rates of between 5.8% and 10.8% and (iii) market yields of between 7.8% and 12.7%. As of December 31, 2017, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 4.3 years, (ii) coupon rates of between 5.8% and 10.8% and (iii) market yields of between 10.2% and 18.4%. As such, the Company recognized no gain on change in fair value of derivative liability for the three months ended March 31, 2018. The Company recognized no gain or loss on change in fair value of derivative liability for the three months ended March 31, 2017.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. The Company adopted this standard effective January 1, 2018 using the modified retrospective transition method.

The Company, as a result of adopting Topic 606 on January 1, 2018, has adjusted its opening retained earnings and deferred revenue balances by $0.2 million. The adjustment relates solely to the Company’s licensing revenues and the timing over which certain non-refundable upfront and milestone payments received from Eddingpharm (Asia) Macao Commercial Offshore Limited and HLS Therapeutics Inc. are recognized under Topic 606. No practical expedients associated with the adoption of Topic 606 were applied.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted this standard effective January 1, 2018 and, in accordance with the ASU, will apply it prospectively. The Company does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this standard effective January 1, 2018, which had no impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice regarding how certain cash receipts and cash payments related to eight specific issues are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this standard effective January 1, 2018 and, in accordance with the ASUs, applied them using a retrospective transition method to each period presented. Adoption of these ASUs did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) within the balance sheet or the accompanying notes to the financial statements, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost within the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, among others. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to clarify certain aspects of the guidance issued in ASU 2016-01. The Company adopted these standards effective January 1, 2018, which had no impact on the Company’s condensed consolidated financial statements.

The Company also considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2018:

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

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 12.3 years. The carrying value as of March 31, 2018 and December 31, 2017 is as follows:

In thousands	March 31, 2018	December 31, 2017
Technology rights	$11,624	$11,624
Accumulated amortization	(3,660)	(3,498)
Intangible assets, net	$7,964	$8,126

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of March 31, 2018 and December 31, 2017 consist of the following:

In thousands	March 31, 2018	December 31, 2017
Raw materials	$4,875	$7,044
Work in process	13,466	10,844
Finished goods	17,077	12,372
Inventory	35,418	30,260
Inventory reserve	(314)	—
Inventory, net	$35,104	$30,260

(5)	Debt

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

As of March 31, 2018, the remaining amount to be repaid to CPPIB is $103.8 million. During the three months ended March 31, 2018, the Company made repayments under the agreement of $5.3 million to CPPIB and an additional $4.4 million is scheduled to be paid in May 2018 for the first quarter of 2018. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB.

These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa net revenues, is not achieved, the quarterly payment payable in that quarter can at the Company’s election, be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa net revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150.0 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150.0 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $89.1 million and $93.6 million, respectively. During the three months ended March 31, 2018, the Company recorded cash and non-cash interest expense of $1.5 million and $0.5 million, respectively, in connection with the royalty-bearing instrument. During the three months ended March 31, 2017, the Company recorded $1.6 million and $0.5 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. In January 2017, holders of the 3.5% exchangeable senior notes due 2032 (the “2012 Notes”) exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of March 31, 2017. The carrying value of the related conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument. As of March 31, 2018 and December 31, 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

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

The initial exchange rate is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs. Based on the closing price of the Company’s stock as of March 31, 2018, the value of the shares if converted on that date did not exceed the principal value of the 2017 Notes.

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

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs are presented as a direct deduction from the debt liability on the condensed consolidated balance sheets. This discount is being amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of both March 31, 2018 and December 31, 2017, the carrying value of the 2017 Notes, net of unamortized discount, was $29.0 million.

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

During the three months ended March 31, 2018, the Company recognized interest expense of $0.3 million related to the 2017 Notes, of which approximately $0.1 million represents non-cash interest and $0.3 million represents contractual coupon interest. During the three months ended March 31, 2017, the Company recognized interest expense of $0.2 million related to the 2017 Notes, of which less than $0.1 million represents non-cash interest and $0.2 million represents contractual coupon interest. As of March 31, 2018 and December 31, 2017, the Company had accrued interest of $0.2 million and $0.5 million, respectively, related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the condensed consolidated balance sheets. The Company made the contractual interest payment due on the 2017 Notes during the three months ended March 31, 2018 of $0.5 million.

(6)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a discussion of the Company’s current legal proceedings. There have been no material changes to the matters described in those disclosures as of the date of this filing.

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

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of March 31, 2018, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

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

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.5 million as of March 31, 2018). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.0 million as of March 31, 2018) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $14.0 million as of March 31, 2018).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of March 31, 2018.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the year ended December 31, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of March 31, 2018, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

Common Stock

On February 1, 2018, the Company completed a public offering of 19,178,082 ADSs, with each ADS representing one ordinary share of the Company. The Company also granted the underwriters a 30-day option to purchase an additional 2,876,712 ADSs, which was partially exercised on March 5, 2018 for issuance of 1,438,356 ADSs. The underwriters purchased the ADSs from the Company at a price of $3.41 per ADS after commission, resulting in net proceeds to the Company of approximately $70.0 million, after deducting estimated offering expenses payable by the Company. The stated uses of net proceeds in connection with this offering were as follows: to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader application following REDUCE-IT results, to increase its inventory balances for incremental inventory build prior to REDUCE-IT results and for general corporate and working capital purposes.

Incentive Equity Awards

As of March 31, 2018, there were an aggregate of 25,702,956 stock options and 12,420,208 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 3%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the three months ended March 31, 2018 and 2017, the Company issued 782,553 and 172,027 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $1.5 million during the three months ended March 31, 2018 and $0.3 million during the three months ended March 31, 2017.

On February 1, 2018, the Company granted a total of 1,305,575 RSUs and 2,205,075 stock options to employees under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period.

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

On May 15, 2017, October 2, 2017, and March 12, 2018, the Company granted a total of 2,310,000 RSUs, 220,000 RSUs, and 970,000 RSUs, respectively, to employees under the 2011 Plan that vest over three years commencing after anticipated REDUCE-IT results upon the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth.

On February 1, 2017, the Company granted a total of 1,575,000 RSUs and 2,642,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest over a four-year period. Settlement in the form of shares for 989,000 of these RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on May 15, 2017. During the three months ended March 31, 2018, the Company issued 506,679 common shares related to the vesting of these RSUs, of which 183,828 shares were retained as treasury shares as settlement of employee tax obligations.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the Agreement, as amended, the Company is incurring expense for both the annual co-promotion fee, which in 2018 is again calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments which are calculated as a percentage of the 2018 co-

promotion fee. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the Agreement, as amended, after expiration of the Agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the Agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement. As of March 31, 2018, the Company accrued $3.4 million related to such co-promotion tail payments.

As of March 31, 2018 and December 31, 2017, the Company had a net payable of $9.6 million and $8.3 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees payable to Kowa Pharmaceuticals America, Inc., net of reimbursable amounts incurred for samples and other marketing expenses.

(9)	Revenue Recognition

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers in the United States, or collectively, its Distributors or its Customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase Vascepa. In addition to distribution agreements with Distributors, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

Revenues from product sales are recognized when the Distributor obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Distributor.  Payments from Distributors are generally received 30-60 days from date of sale. The Company evaluates the creditworthiness of each of its Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. The Company calculates gross product revenues generally based on the wholesale acquisition cost that the Company charges its Distributors for Vascepa.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from (a) trade allowances, such as invoice discounts for prompt pay and distributor fees, (b) estimated government and private payor rebates and chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives that are offered within contracts between the Company and its Distributors, health care providers, payors and other indirect customers relating to the Company’s sales of its product. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Distributor) or as a current liability (if the amount is payable to a party other than a Distributor). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Allowances:  The Company generally provides invoice discounts on Vascepa sales to its Distributors for prompt payment and fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for prompt payment while the fees for distribution services are based on contractual rates agreed with the respective Distributors. Based on historical data, the Company expects its Distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that Vascepa will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The

Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s Distributors and (iv) information obtained from other third parties regarding the payor mix for Vascepa. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Product Returns:  The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa 1-gram and 0.5-gram size capsules is currently four years and three years, respectively, after being converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for Vascepa and who reside in states that permit co-pay mitigation programs. The Company’s co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Vascepa’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish its accruals for co-pay mitigation rebates. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company adjusts its accruals for co-pay mitigation rebates based on actual redemption activity and estimates regarding the portion of issued co-pay mitigation rebates that it estimates will be redeemed.

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2018 and 2017:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2017	$12,035	$32,064	$1,887	$2,107	$48,093
Provision related to current period sales	8,506	32,947	222	4,185	45,860
Provision related to prior period sales	(200)	(435)	—	(69)	(704)
Credits/payments made for current period sales	(875)	(10,487)	—	(1,799)	(13,161)
Credits/payments made for prior period sales	(1,336)	(20,994)	(25)	(2,296)	(24,651)
Balance as of March 31, 2018	$18,130	$33,095	$2,084	$2,128	$55,437

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2016	$3,743	$20,915	$859	$1,681	$27,198
Provision related to current period sales	6,621	19,670	1,028	3,107	30,426
Provision related to prior period sales	(298)	(702)	—	(82)	(1,082)
Credits/payments made for current period sales	(2,357)	(727)	—	(1,332)	(4,416)
Credits/payments made for prior period sales	(3,107)	(15,376)	(9)	(1,770)	(20,262)
Balance as of March 31, 2017	$4,602	$23,780	$1,878	$1,604	$31,864

Licensing Revenue

The Company enters into licensing agreements which are within the scope of Topic 606, Revenue from Contracts with Customers, under which it licenses certain rights to Vascepa for uses that are currently commercialized and under development by the Company. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in licensing revenues.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

In determining performance obligations, management evaluates whether the license is distinct from the other performance obligations with the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in the determination of include the stage of development of the license delivered, research and development capabilities of the partner and the ability of partners to develop and commercialize Vascepa independent of the Company.

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes development, regulatory and commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone as well as the level of effort and investment required. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development, regulatory and commercial milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect licensing revenues and earnings in the period of adjustment.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

(10)	Development, Commercialization and Supply Agreements

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

Under the DCS Agreement, Eddingpharm is solely responsible for development and commercialization activities in the China Territory and associated expenses. The Company provides development assistance and is responsible for supplying finished and later bulk drug product at defined prices under negotiated terms. The Company retains all Vascepa manufacturing rights. Eddingpharm agreed to certain restrictions regarding the commercialization of competitive products globally and the Company agreed to certain restrictions regarding the commercialization of competitive products in the China Territory.

The Company and Eddingpharm agreed to form a joint development committee to oversee regulatory and development activities for Vascepa in the China Territory in accordance with a negotiated development plan and to form a separate joint commercialization committee to oversee Vascepa commercialization activities in the China Territory. Development costs are paid by Eddingpharm to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Eddingpharm. Eddingpharm is responsible for preparing and filing regulatory applications in all countries of the China Territory at Eddingpharm’s cost with the Company’s assistance. The DCS Agreement also contains customary provisions regarding indemnification, supply, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Eddingpharm submitted its clinical trial application (“CTA”) with respect to the MARINE indication for Vascepa to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority, and in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China.

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

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Eddingpharm, is a customer. The Company identified the following performance obligations at the inception of the DCS Agreement: (1) the exclusive license to develop and commercialize Vascepa in the China Territory for uses that are currently commercialized and under development by the Company, (2) the obligation to participate in various steering committees, (3) ongoing development and regulatory assistance, and (4) manufacture and supply of commercial product. Based on the analysis performed, the Company concluded that the identified performance obligations are not distinct and therefore a combined performance obligation.

The transaction price includes the $15.0 million up-front consideration received and the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication. None of the other clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Eddingpharm and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2018 and 2017, the Company recognized less than $0.1 million and $0.3 million, respectively, of up-front and milestone payments as licensing revenue in connection with the Eddingpharm agreement. Through March 31, 2018 and December 31, 2017, the Company recognized $2.8 million and $3.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the performance obligation. The remaining transaction price of $13.2 million and $12.9 million is recorded in deferred revenue as of March 31, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 16 years.

Biologix FZCo

In March 2016, the Company entered into an agreement with Biologix FZCo (“Biologix”), a company incorporated under the laws of the United Arab Emirates, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, the Company granted to Biologix a non-exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, the Company received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. The Company is entitled to receive all payments based on total product sales and pays Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price. In March 2018, the Company received approval for Vascepa as a prescription medication for use in Lebanon as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia.

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

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, and received the remaining half on the six-month anniversary of the closing. In addition to the non-refundable, up-front payment, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $60.0 million, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, HLS, is a customer. The Company identified the following performance obligations at the inception of the contract: (1) license to HLS to develop, register, and commercialize Vascepa in Canada, (2) support general development and regulatory activities, (3) participate in various steering committees, and (4) manufacture and provide finished form of product. Based on the analysis performed, the Company concluded that the identified performance obligations in the agreement are not distinct and therefore a combined performance obligation.

The transaction price includes the $5.0 million up-front consideration. None of the regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to HLS and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2018 and 2017, the Company recognized $0.1 million and nil, respectively, related to the up-front payment as licensing revenue in connection with the HLS agreement. Through March 31, 2018 and December 31, 2017, the Company recognized $0.3 million and $0.1 million, respectively, as licensing revenue under the agreement concurrent with the support provided by Amarin to HLS in achieving the performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined performance obligation. The remaining transaction price of $4.7 million and $4.9 million is recorded in deferred revenue as of March 31, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2018:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2018:
Contract assets	$—	$—	$—	$—
Contract liabilities:

Deferred revenue	$19,054	$—	$(142)	$18,912

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three Months Ended March 31,
Revenue recognized in the period from:	2018
Amounts included in contract liability at the beginning of the period	$142
Performance obligations satisfied in previous periods	$—

(11)	Subsequent Events

The Company has evaluated subsequent events from March 31, 2018 through the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and below under Part II, Item IA, “Risk Factors”.

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

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, which commenced in May 2014 and extends until the end of 2018. Our direct sales force consists of approximately 170 sales professionals, including sales representatives and their managers. We anticipate increasing our direct sales force to approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. We also intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

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

Triglycerides are the main constituent of body fat in humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. It is estimated that greater than one in four adults in the United States, or more than 50 million people, have elevated triglyceride levels. This data is based upon the most recent review of patient demographics, including the impact of patients on statin therapy, as published in the Journal of Clinical Lipidology in April 2018. Many patients with high triglyceride levels also have diabetes and other lipid level abnormalities such as high cholesterol. The patient condition of having more than one lipid level abnormality is referred to as mixed dyslipidemia. According to The American Heart Association Scientific Statement on Triglycerides and Cardiovascular Disease (2011), triglycerides provide important information as a marker associated with the risk for heart disease and stroke, especially when an individual also has low high-density lipoprotein cholesterol, or HDL-C (often referred to as “good” cholesterol), and elevated levels of LDL-C (often referred to as “bad” cholesterol). Guidelines for the management of very high triglyceride levels suggest that reducing triglyceride levels is the primary goal in patients to reduce the risk of acute pancreatitis. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with hypertriglyceridemia has not been determined.

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

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate that the onset of the target aggregate number of primary cardiovascular events was reached during the first quarter of 2018. Top-line results from the study are expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, final data will be accumulated in the study and will be rolled-up into a study report in preparation for final efficacy and safety data review by the independent review committees and the REDUCE-IT operational team. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018.

The REDUCE-IT study, since its inception in 2011, has been conducted under a special protocol assessment, or SPA, agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 35,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which has occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p<0.0436.

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

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of Vascepa in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflects recognized medical practice but is not covered by current FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA-approved labeling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and, in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization – United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. We currently market Vascepa in the United States through our direct sales force of approximately 170 sales professionals, including sales representatives and their managers. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

In October 2016, in addition to the original 1-gram capsule size for Vascepa, we introduced a smaller 0.5-gram capsule size, the first and only 0.5-gram prescription omega-3 alternative available on the market, for the subset of patients who prefer a smaller capsule. The FDA-approved dosing for Vascepa continues to be 4 grams per day, and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsule.

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the agreement, as amended, we are incurring expense for both the annual co-promotion fee, which in 2018 is again calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the agreement, as amended, after expiration of the agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2018 and 2017 was approximately 381,000 and compared to 305,000, respectively.  According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2018 and 2017 was approximately 392,000 and 308,000, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, we received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. We receive all payments based on total product sales and pay Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price. In March 2018, we received approval for Vascepa as a prescription medication for use in Lebanon as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia.

In September 2017, we entered into an agreement with HLS to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. We will be responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT. Terms of the agreement include up-front and milestone payments to us of up to $65.0 million. These payments include a non-refundable $5.0 million up-front payment received in two equal installments, the first of which was received at closing with the second received upon the six-month anniversary of the closing. In addition to the non-refundable, up-front payment, we are entitled to receive certain regulatory and sales-based milestone payments of up to an additional $60.0 million, the timing and achievability of which cannot be determined at least until discussions with Canadian regulatory authorities have commenced, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

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

The REDUCE-IT study is designed to be completed after reaching 1,612 aggregate primary cardiovascular events. Based on projected event rates, we estimate that the onset of the target aggregate number of primary cardiovascular events was reached during the first quarter of 2018. Top-line study results are expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, final data will be accumulated in the study and will be rolled-up into a study report in preparation for final efficacy and safety data review by the independent review committees and the REDUCE-IT operational team. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018.

The REDUCE-IT study, since its inception in 2011, has been conducted under a SPA agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study. Since patient enrollment commenced in 2011, over 35,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC has communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p<0.0436. Our scientific rationale for the REDUCE-IT study is supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. Our scientific rationale for the REDUCE-IT study is also supported by research on the putative cardioprotective effects of EPA as presented in scientific literature. It is possible that the effects of EPA may be due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature explore potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study is needed to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels.

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

Financial Position

We believe that our cash and cash equivalents of $129.0 million as of March 31, 2018 will be sufficient to fund our projected operations through results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Financial Operations Overview

Product Revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. We sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch of 1-gram size Vascepa capsules in the United States in January 2013, and introduced a smaller 0.5-gram capsule size in October 2016. Revenues from product sales are recognized when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor.

Licensing revenue. Licensing revenue currently consists of revenue attributable to receipt of up-front, non-refundable payments and milestone payments related to license and distribution agreements for Vascepa outside the United States. We recognize revenue from licensing arrangements as we fulfill the performance obligations under each of the agreements.

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

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the first quarters of 2018 and 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the three months ended March 31, 2018 and 2017 is zero.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our significant accounting policies is contained in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our critical accounting policies, significant judgments and estimates during the three months ended March 31, 2018, other than as set forth below.

Revenue Recognition—In accordance with GAAP, under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which we adopted on a modified retrospective basis effective January 1, 2018, we recognize revenue when our Distributors obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a Distributor; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the Distributor. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of our accounting for net product revenue and licensing revenues, see Note 2—Significant Accounting Policies.

We sell Vascepa principally to a limited number of Distributors that in turn resell Vascepa to retail pharmacies that subsequently resell it to patients and healthcare providers. We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, we recognize revenue when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. We recognized net product revenues of $43.8 million and $34.3 million based on sales to Distributors during the three months ended March 31, 2018 and 2017, respectively.

We have written contracts with our Distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three months ended March 31, 2018 and 2017.

When evaluating licensing arrangements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. In determining performance obligations, we evaluate whether the license is distinct from the other performance obligations with the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in the determination of include the stage of development of the license delivered, research and development capabilities of the partner and the ability of partners to develop and commercialize Vascepa independent of us.

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the

Distributor and the Distributor is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

At the inception of each arrangement that includes development, regulatory and commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone as well as the level of effort and investment required. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development, regulatory and commercial milestones and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect licensing revenues and earnings in the period of adjustment.

We receive payments from our customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2—Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and March 31, 2017

Product Revenue, net. We recorded net product revenue of $43.8 million and $34.3 million during the three months ended March 31, 2018 and 2017, respectively, an increase of $9.4 million, or 27%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions increased by approximately 76,000 and 84,000, respectively, over the three months ended March 31, 2017, representing growth of 25% and 27%, respectively.

All of our product revenue in the three months ended March 31, 2018 and 2017 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the quarters ended March 31, 2018 and 2017, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended March 31, 2018 and 2017 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended March 31, 2018 and 2017 was $0.1 million and $0.3 million, respectively, a decrease of $0.2 million, or 52%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. Licensing revenue also includes amortization of a $5.0 million up-front amount associated with a Vascepa licensing agreement for Canada, which was reached in September 2017. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue recorded may be variable from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2018.

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2018 and 2017 was $10.6 million and $8.2 million, respectively, an increase of $2.5 million, or 30%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2018 and 2017 was sourced from three API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2018 to be similar to 2017. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for each of the three months ended March 31, 2018 and 2017 was 76%.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2018 and 2017 was $43.4 million and $34.2 million, respectively, an increase of $9.2 million, or 27%. Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 are summarized in the table below:

	Three months ended March 31,
In thousands	2018	2017
Selling, general and administrative expense (1)	$31,134	$26,111
Co-promotion fees (2)	9,071	5,232
Non-cash stock-based compensation expense (3)	3,202	2,828
Total selling, general and administrative expense	$43,407	$34,171

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the three months ended March 31, 2018 and 2017 was $31.1 million and $26.1 million, respectively, an increase of $5.0 million, or 19%. This increase is due primarily to increased promotional activities, including commercial spend for anticipated expansion following successful REDUCE-IT results.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended March 31, 2018 and 2017 were $9.1 million and $5.2 million, respectively, an increase of $3.8 million, or 73%. The increase is due primarily to an accrual for co-promotion tail payments of $3.4 million in 2018 as well as an increase in gross margin on product sales upon which the co-promotion fees are calculated for the first quarter of 2018 compared to the same period in 2017.

(3)	Non-cash stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $3.2 million and $2.8 million, respectively, an increase of $0.4 million, or 13%.

Research and Development Expense. Research and development expense for the three months ended March 31, 2018 and 2017 was $11.8 million and $10.8 million, respectively, an increase of $0.9 million, or 9%. Research and development expenses for the three months ended March 31, 2018 and 2017 are summarized in the table below:

	Three months ended March 31,
In thousands	2018	2017
REDUCE-IT study (1)	$8,736	$7,683
Regulatory filing fees and expenses (2)	243	202
Internal staffing, overhead and other (3)	2,223	2,415
Research and development expense, excluding non-cash expense	11,202	10,300
Non-cash stock-based compensation expense (4)	560	523
Total research and development expense	$11,762	$10,823

The increase in research and development expenses for the quarter ended March 31, 2018, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended March 31, 2018 and 2017, we incurred expenses through our CRO in connection with this trial of approximately $6.9 million and $6.7 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended March 31, 2018 and 2017 for REDUCE-IT were approximately $8.7 million and $7.7 million, respectively. The increase in expenses in 2018 as compared to 2017 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and initial publication of the trial results. We anticipate that the rate at which we incur such costs will vary from quarter to quarter. We estimate that the study will be completed with top-line study results becoming available and made public before the end of the third quarter of 2018, followed by publication of the results. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures until the results of this study are published.

(2)

The regulatory filing fees in each of the quarters ended March 31, 2018 and 2017 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

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

Interest Expense, net. Net interest expense for the three months ended March 31, 2018 and 2017 was $2.3 million and $2.4 million, respectively, a decrease of $0.1 million, or 5%. Net interest expense for the three months ended March 31, 2018 and 2017 is summarized in the table below:

	Three months ended March 31,
In thousands	2018	2017
Exchangeable senior notes (1):
Amortization of debt discounts	$55	$39
Contractual coupon interest	262	220
Total exchangeable senior notes interest expense	317	259
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,499	1,625
Non-cash interest	518	526
Total long-term debt from royalty-bearing instrument interest expense	2,017	2,151
Other interest expense	—	2
Total interest expense	2,334	2,412
Interest income (3)	(82)	(31)
Total interest expense, net	$2,252	$2,381

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for each of the three months ended March 31, 2018 and 2017 was $0.3 million.
(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended March 31, 2018 and 2017 was $2.0 million and $2.2 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended March 31, 2018 and 2017 was $82 thousand and $31 thousand, respectively. Interest income represents income earned on cash balances.

Other Income (Expense), net. Other income (expense), net, for the three months ended March 31, 2018 and 2017 was income of $55 thousand and expense of $5 thousand, respectively. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2018 include cash and cash equivalents of $129.0 million. In February 2018, we completed a public offering of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting estimated offering expenses payable by us. Our projected uses of cash include expansion of medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader application following REDUCE-IT results, increasing inventory balances for incremental inventory build prior to REDUCE-IT results, and general corporate and working capital purposes. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2018	2017
Cash (used in) provided by:
Operating activities	$(9.8)	$(13.9)
Investing activities	—	—
Financing activities	65.2	11.7
Increase (decrease) in cash and cash equivalents	$55.4	$(2.2)

Net cash used in operating activities during the three months ended March 31, 2018 remained relatively consistent compared to the same period in 2017. Increased sales and marketing spending through the three months ended March 31, 2018 in support of expanded Vascepa promotion, including the anticipated expansion following successful REDUCE-IT results, was more than offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of March 31, 2018, the net remaining amount to be repaid to CPPIB is $103.8 million. To date, our net revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of March 31, 2018, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

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

As of March 31, 2018, we had cash and cash equivalents of $129.0 million, an increase of $55.4 million from December 31, 2017. The increase is primarily due to proceeds from the public offering financing and accounts receivable collections, partially offset by net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.3 billion as of March 31, 2018. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, payments to our Vascepa co-promotion partner, and anticipated expanded Vascepa promotional activities before REDUCE-IT results which, assuming REDUCE-IT success, will increase more pronouncedly after REDUCE-IT results. We believe that our cash and cash equivalents of $129.0 as of March 31, 2018 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport, and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps, now part of Thermo Fisher Scientific), Catalent Pharma Solutions, and Capsugel Plöermel SAS, (now a Lonza company), or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.

We have certain marketing commitments, consisting of communication costs related to our pilot direct-to-consumer activities, totaling approximately $8.2 million committed as of March 31, 2018.

We have operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, net of sublease rental income.

Under the terms of the agreement with CPPIB, as successor in interest to BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of March 31, 2018, the net remaining amount to be repaid is $103.8 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of March 31, 2018, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

We have scheduled interest payments due under the terms of the 2017 Notes, assuming that they remain outstanding through January 19, 2022 and have not been exchanged for ADSs.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.5 million in each of the three months ended March 31, 2018 and 2017. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.5 million as of March 31, 2018). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $7.0 million as of March 31, 2018) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $14.0 million as of March 31, 2018).

We do not enter into financial instruments for trading or speculative purposes. As of March 31, 2018, we had no outstanding forward exchange contracts.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018.

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

As of March 31, 2018 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of ASC Topic 606. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a discussion of our current legal proceedings. There have been no material changes to the matters described in those disclosures as of the date of this filing.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our ability to successfully commercialize Vascepa, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties effects of tax reform, and other risks set forth below.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018.

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

Our sales team consists of approximately 170 sales professionals, including sales representatives and their managers. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. This sales team is not large enough to call upon all physicians. In January 2013, when we initially began selling Vascepa in the United States through our own then newly established sales and marketing teams and through a newly established third-party commercial distribution infrastructure, our sales team was larger.

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

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program (TRILOGY) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the first quarter of 2018. The first patient was randomized in the first quarter of 2018, and study completion is expected in 2019. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced top-line results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2017 announced the submission of an NDA to the FDA for volanesorsen (formerly ISIS-APOCIIIRx), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). The NDA submission was based on positive Phase 3 results from the APPROACH trial in patients with FCS and from the COMPASS trial in patients with severe hypertriglyceridemia. A Phase 3 trial is currently ongoing studying volanesorsen in patients with familial partial lipodystrophy (FPL) (BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including volanesorsen. Gemphire Therapeutics has announced plans to advance gemcabene into Phase 3 trials in 2018. Gemcabene is an oral, once-daily pill, for a number of hypercholesterolemic populations and severe hypertriglyceridemia. Gemphire announced a Phase 2b trial (INDIGO-1) in patients with severe hypertriglyceridemia is ongoing with top-line data expected in the second quarter of 2018. Zydus Cadila is conducting a Phase 2 trial of its lead program, Saroglitazar, in severe hypertriglyceridemia in the United States. Study completion is expected in 2018. The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia.

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

In October 2016, we introduced to the market a 0.5-gram dose strength of Vascepa. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5 gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. This new lawsuit against Teva has been consolidated with the pending lawsuits against Teva, West-Ward, and DRL referenced above based on the 1-gram dose strength, and all four lawsuits will proceed on the same schedule.

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

Our only product, Vascepa, is a prescription-only form of EPA, an omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and tested efficacy and safety of Vascepa as having a superior therapeutic profile to unproven and loosely regulated omega-3 fatty acid dietary supplements. In addition, the FDA has not yet enforced to the full extent of its regulatory authority what we view as illegal claims made by certain omega-3 fatty acid product manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that certain of such chemically altered products are dietary supplements and that certain of such products reduce triglyceride levels.

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

In accordance with the SPA agreements for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population with high triglyceride levels despite being on statin therapy. Based on projected event rates, we estimate that the onset of the target aggregate number of primary cardiovascular events was reached during the first quarter of 2018. Top-line results from the study are then expected to be available and made public before the end of the third quarter of 2018, followed by publication of the results. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018.

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

Data from clinical trials are invariably complex. It is also not typically possible to reliably extrapolate results from one trial to predict results from another as many factors differ between trials. For instance, unlike REDUCE-IT, the outcomes studies for fenofibrates and niacin were conducted in patient populations in which the majority of patients studied had triglycerides below 200 mg/dL and fenofibrates and niacin are believed to work differently than Vascepa in the body and do not have as favorable a side-effect profile. Of all the studies included in both the JAMA and JAMA Cardiology meta analyses, all but one trial involved the use of omega-3 supplements containing a mixture of EPA and DHA or EPA and another omega fatty acid, and most were evaluated at relatively lower doses. Vascepa is comprised of highly-pure ethyl-EPA, and has been approved by the FDA for use in adult patients with severe hypertriglyceridemia at a higher dose of 4 grams per day and is being studied in REDUCE-IT at that 4 grams per day dose.

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

There can be no assurance as to the adequacy for commercial success of Vascepa outside the United States. For example, even if we and Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, obtain marketing approval in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials. Also, there is a degree of unpredictability with regard to the eventual pricing and reimbursement levels of medications in markets outside the United States. If the pricing and reimbursement levels of Vascepa are lower than we anticipate, then affordability of, and market access to, Vascepa may be adversely affected and thus market potential in these territories would suffer. Furthermore, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. If any such approved indication is narrower than we anticipate, the market potential in these countries for our product would suffer.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. We have a relatively small sales organization consisting of approximately 170 sales professionals, including sales representatives and their managers. We anticipate increasing our sales force to a total of approximately 400 to 500 sales professionals after REDUCE-IT results, assuming success. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm related to the development and commercialization of Vascepa in the China Territory. Under the DCS Agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. For example, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China. Additional clinical development efforts may be necessary in this market. Significant commercialization of Vascepa in the China Territory is several years away, if at all. If Eddingpharm is not able to effectively develop and commercialize Vascepa in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of Vascepa in the China Territory.

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

*Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risk that limit our profitability and could limit our ability to supply Vascepa to large market segments.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for Vascepa. This bargaining power has led us to bear increasingly higher discounts in the sale of Vascepa. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before Vascepa, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a Vascepa prescription. Further, pharmacy benefit managers implement plans that act as disincentives for Vascepa use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia earlier in the year, until patients meet their deductible and the cost of Vascepa is then borne more by their insurance carrier. Collectively, these dynamics negatively affect our profitability for the sale of Vascepa and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure from these market dynamics.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 64 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 64 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	46 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	5 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;

•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2030;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	3 additional patents covering a new combination therapy comprised of EPA and another drug.

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

In January 2018, we issued financial and business guidance, including expected fiscal year 2018 total net revenue and expectations regarding improved cash flow from commercial operations and timing of the REDUCE-IT outcomes trial. In April 2018, we issued revised revenue guidance following the impact of what we believe were trends related to third-party medical insurance coverage for patients prescribed Vascepa and other seasonal factors experienced in the first quarter of 2018. All such guidance is based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our currently projected 2018 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance or other expectations about our business, our stock price could decline in value.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 26%, 31%, and 31%, respectively, of gross product sales for the three months ended March 31, 2018, and represented 37%, 30%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2018. Customers A, B, and C accounted for 30%, 27%, and 38%, respectively, of gross product sales for the three months ended March 31, 2017, and represented 44%, 22%, and 31%, respectively, of the gross accounts receivable balance as of March 31, 2017. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2017, 2016, and 2015, we reported losses of approximately $67.9 million, $86.4 million, and $149.1 million, respectively, and we had an accumulated deficit as of December 31, 2017 of $1.3 billion. For the three months ended March 31, 2018 and 2017, we reported losses of approximately $24.1 million and $20.9 million, respectively, and we had an accumulated deficit as of March 31, 2018 of $1.3 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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
•

the extent to which coverage and reimbursement for Vascepa is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers and the timing and extent to which such coverage and reimbursement changes;

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $129.0 million as of March 31, 2018 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

As of April 30, 2018, we had 293,584,140 common shares outstanding including 293,218,435 shares held as ADSs and 365,705 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2018 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – 31, 2018	633,990	$3.83
February 1 – 28, 2018	—	—
March 1 – 31, 2018	41,252	3.01
Total	675,242	$3.78

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: May 2, 2018