Form 10-Q
period 2018-06-30
AMARIN CORP PLC\UK
filed 2018-08-01
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

296,348,903 common shares were outstanding as of July 30, 2018, including 293,569,971 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 365,405 Ordinary Shares. In addition, 32,818,464 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of July 30, 2018, for a total of 329,167,367 ordinary shares and ordinary share equivalents outstanding as of July 30, 2018.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$102,257	$73,637
Restricted cash	600	600
Accounts receivable, net	50,309	45,318
Inventory, net	40,093	30,260
Prepaid and other current assets	2,878	3,455
Total current assets	196,137	153,270
Property, plant and equipment, net	17	28
Other long-term assets	174	174
Intangible asset, net	7,803	8,126
TOTAL ASSETS	$204,131	$161,598
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$34,471	$25,155
Accrued expenses and other current liabilities	73,753	58,902
Current portion of exchangeable senior notes, net of discount	481	481
Current portion of long-term debt from royalty-bearing instrument	27,876	22,348
Deferred revenue, current	1,056	1,644
Total current liabilities	137,637	108,530
Long-Term Liabilities:
Exchangeable senior notes, net of discount	29,103	28,992
Long-term debt from royalty-bearing instrument	59,564	70,834
Deferred revenue, long-term	17,750	17,192
Other long-term liabilities	6,764	1,150
Total liabilities	250,818	226,698
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 328,184,640 shares issued and outstanding as of June 30, 2018 and December 31, 2017 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	24,364	24,364
Common stock, £0.50 par, unlimited authorized; 296,348,903 issued, 293,935,376 outstanding as of June 30, 2018; 272,719,044 issued, 271,022,011 outstanding as of December 31, 2017	225,507	208,768
Additional paid-in capital	1,040,743	977,866
Treasury stock; 2,413,527 shares as of June 30, 2018; 1,697,033 shares as of December 31, 2017	(6,909)	(4,229)
Accumulated deficit	(1,330,392)	(1,271,869)
Total stockholders’ deficit	(46,687)	(65,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$204,131	$161,598

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Product revenue, net	$52,537	$44,948	$96,313	$79,292
Licensing revenue	106	293	248	586
Total revenue, net	52,643	45,241	96,561	79,878
Less: Cost of goods sold	12,846	11,401	23,494	19,599
Gross margin	39,797	33,840	73,067	60,279
Operating expenses:
Selling, general and administrative	53,944	31,545	97,350	65,716
Research and development	18,159	13,694	29,921	24,517
Total operating expenses	72,103	45,239	127,271	90,233
Operating loss	(32,306)	(11,399)	(54,204)	(29,954)
Interest expense, net	(1,773)	(2,315)	(4,025)	(4,696)
Other (expense) income, net	(131)	80	(76)	75
Loss from operations before taxes	(34,210)	(13,634)	(58,305)	(34,575)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	$(34,210)	$(13,634)	$(58,305)	$(34,575)
Loss per share:
Basic	$(0.12)	$(0.05)	$(0.20)	$(0.13)
Diluted	$(0.12)	$(0.05)	$(0.20)	$(0.13)
Weighted average shares:
Basic	293,662	270,725	289,458	270,445
Diluted	293,662	270,725	289,458	270,445

See notes to condensed consolidated financial statements.

      AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	20,616,438	—	—	14,635	55,372	—	—	70,007
Issuance of common stock under employee stock purchase plan	—	127,872	—	—	85	338	—	—	423
Exercise of stock options	—	956,232	—	—	657	1,169	—	—	1,826
Vesting of restricted stock units	—	1,929,317	(716,494)	—	1,362	(1,362)	(2,680)	—	(2,680)
Stock-based compensation	—	—	—	—	—	7,360	—	—	7,360
Loss for the period	—	—	—	—	—	—	—	(58,305)	(58,305)
June 30, 2018	328,184,640	296,348,903	(2,413,527)	$24,364	$225,507	$1,040,743	$(6,909)	$(1,330,392)	$(46,687)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,305)	$(34,575)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	11	38
Stock-based compensation	7,381	6,976
Amortization of debt discount and debt issuance costs	1,140	1,147
Amortization of intangible asset	323	323
Changes in assets and liabilities:
Accounts receivable, net	(4,991)	(17,490)
Inventory, net	(9,833)	(4,307)
Prepaid and other current assets	577	4,907
Other long-term assets	—	568
Accrued interest payable	(58)	(3,828)
Deferred revenue	(248)	(336)
Accounts payable and other current liabilities	24,146	21,709
Other long-term liabilities	5,614	448
Net cash used in operating activities	(34,243)	(24,420)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(12)
Net cash used in investing activities	—	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable debt	—	30,000
Payment of debt issuance costs	—	(1,207)
Proceeds from issuance of common stock, net of transaction costs	70,007	—
Proceeds from issuance of common stock under employee stock purchase plan	423	—
Proceeds from exercise of stock options, net of transaction costs	1,826	396
Repurchase of exchangeable senior notes	—	(15,107)
Payment on long-term debt from royalty-bearing instrument	(6,713)	—
Taxes paid related to stock-based awards	(2,680)	(2,437)
Net cash provided by financing activities	62,863	11,645
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	28,620	(12,787)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	74,237	98,851
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$102,857	$86,064
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,251	$7,546
Income taxes	$805	$778

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

The Company is also developing Vascepa for FDA approval of potential additional indications for use. In particular, the Company is conducting a cardiovascular outcomes study of Vascepa, titled REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The Company anticipates that results of the REDUCE-IT study will be available and made public before the end of the third quarter of 2018, followed by broader reporting of results targeted for a scientific conference in the fourth quarter of 2018.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances related to beginning and ending cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows have been conformed to the current year presentation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of June 30, 2018, the Company had current assets of $196.1 million, including cash and cash equivalents of $102.3 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes are such that they may be redeemed by the Company for cash on or after January 19, 2021 and may be put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2017 Notes are exchangeable into American Depositary Shares (“ADSs”) at the option of holders at any time after issuance and prior to maturity and are exchangeable into ADSs at the option of the Company upon satisfaction of certain equity conditions. Accordingly, the exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company as of June 30, 2018.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2018 and December 31, 2017:

In thousands	June 30, 2018	December 31, 2017
Gross trade accounts receivable	$67,004	$57,802
Trade allowances	(16,333)	(12,035)
Chargebacks	(362)	(449)
Accounts receivable, net	$50,309	$45,318

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

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including: salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in its drug candidates; and infrastructure costs, including facilities costs and depreciation expense. In addition, research and development costs include the costs of product supply received from suppliers when such receipt by the Company is prior to regulatory approval of the supplier, as well as license fees related to the Company’s strategic collaboration with Mochida Pharmaceutical Co., Ltd.

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

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which instituted fundamental changes to the taxation of multinational corporations. The Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction of interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder's historical undistributed earnings of foreign affiliates. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of December 31, 2017, the Company had recorded provisional amounts to account for the impact of tax effects of the Act related to the change in corporate tax rate from 34% to 21% and the changes to executive compensation deductibility. As of June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act. The Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. The Company will disclose the impact to the provisional amounts in the reporting period in which the accounting analysis is completed, which will not exceed one year from the date of enactment. Any changes are not expected to have an impact to the tax provision or condensed consolidated financial statements.

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all common stock options are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Net loss—basic and diluted	$(34,210)	$(13,634)	$(58,305)	$(34,575)
Weighted average shares outstanding—basic and diluted	293,662	270,725	289,458	270,445
Net loss per share—basic and diluted	$(0.12)	$(0.05)	$(0.20)	$(0.13)

For the three and six months ended June 30, 2018 and 2017, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Stock options	25,282	23,710	25,282	23,710
Restricted stock and restricted stock units	12,249	12,102	12,249	12,102
Exchangeable senior notes (if converted)	7,716	7,716	7,716	7,716
Preferred stock (if converted)	32,818	32,818	32,818	32,818

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the condensed consolidated statement of operations as interest expense each period in which such instruments are outstanding. The Company records debt issuance costs related to a recognized debt liability in the condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to the extinguishment of debt are expensed at the time the debt is extinguished and recorded in other (expense) income, net, in the condensed consolidated statements of operations. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized upon the issuance of those shares.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 27%, 31%, and 31%, respectively, of gross product sales for the six months ended June 30, 2018, and represented 33%, 37%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2018. Customers A, B, and C accounted for 30%, 27%, and 35%, respectively, of gross product sales for the six months ended June 30, 2017 and represented 37%, 24%, and 25%, respectively, of the gross accounts receivable balance as of June 30, 2017. The Company has not experienced any significant write-offs of its accounts receivable.

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

The Company currently has manufacturing agreements with three independent FDA-approved commercial API manufacturers and three independent FDA-approved commercial API encapsulators for Vascepa manufacturing. Each of these companies has qualified its manufacturing processes and is capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to encapsulate API will remain qualified to manufacture the product to its specifications or that these and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

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

The following tables present information about the Company’s assets and liabilities as of June 30, 2018 and December 31, 2017 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2018
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,388	$9,388	$—	$—

	December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,317	$9,317	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$27,154		$21,569
Long-term debt from royalty-bearing instrument	59,564		70,834
Total long-term debt from royalty-bearing instrument	$86,718	$85,200	$92,403	$88,000

2017 Notes	29,103	34,800	28,992	38,200

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2017 Notes is calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, is calculated using a Level 3 binomial model. The carrying value of the 2017 Notes as of June 30, 2018 and December 31, 2017 includes a debt discount of $0.9 million and $1.0 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of June 30, 2018, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.8 and 4.6 years, (ii) coupon rates of between 5.4% and 10.8% and (iii) market yields of between 7.6% and 14.0%. As of December 31, 2017, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 4.3 years, (ii) coupon rates of between 5.8% and 10.8% and (iii) market yields of between 10.2% and 18.4%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the six months ended June 30, 2018. The Company also recognized no gain or loss on change in fair value of derivative liability for the six months ended June 30, 2017.

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

The Company also considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2018:

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The

Company has evaluated the accounting, transition and disclosure requirements of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 12.1 years. The carrying value as of June 30, 2018 and December 31, 2017 is as follows:

In thousands	June 30, 2018	December 31, 2017
Technology rights	$11,624	$11,624
Accumulated amortization	(3,821)	(3,498)
Intangible asset, net	$7,803	$8,126

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of June 30, 2018 and December 31, 2017 consist of the following:

In thousands	June 30, 2018	December 31, 2017
Raw materials	$10,107	$7,044
Work in process	10,810	10,844
Finished goods	19,592	12,372
Inventory	40,509	30,260
Inventory reserve	(416)	—
Inventory, net	$40,093	$30,260

(5)	Debt

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

As of June 30, 2018, the remaining amount to be repaid to CPPIB is $99.4 million. During the three and six months ended June 30, 2018, the Company made repayments under the agreement of $4.4 million and $9.7 million, respectively, to CPPIB and an additional $5.3 million is scheduled to be paid in August 2018 for the second quarter of 2018. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB.

These quarterly payments are subject to a quarterly threshold amount whereby, if a calculated threshold, based on quarterly Vascepa net revenues, is not achieved, the quarterly payment payable in that quarter can, at the Company’s election, be reduced, with the reduction carried forward without interest for payment in a future period. The payment of any carried forward amount is subject to similarly calculated threshold repayment amounts based on Vascepa net revenue levels. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. Except in the event of the Company’s default, there is no compounding of interest and no scheduled cliff payment due under this agreement. Rather, payment will be made, subject to the threshold limitation, until $150.0 million in aggregate has been repaid, including payments made previously. The Company can prepay an amount equal to $150.0 million less any previously repaid amount.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $86.7 million and $92.4 million, respectively. During the six months ended June 30, 2018, the Company recorded cash and non-cash interest expense of $3.0 million and $1.0 million, respectively, in connection with the royalty-bearing instrument. During the six months ended June 30, 2017, the Company recorded $3.2 million and $1.1 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. In January 2017, holders of the 3.5% exchangeable senior notes due 2032 (the “2012 Notes”) exercised their option to put approximately

$15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of June 30, 2017. The carrying value of the related conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument. As of June 30, 2018 and December 31, 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

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

The initial exchange rate is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs. Based on the closing price of the Company’s stock as of June 30, 2018, the value of the shares if converted on that date did not exceed the principal value of the 2017 Notes.

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

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs are presented as a direct deduction from the debt liability on the condensed consolidated balance sheets. This discount is being amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of June 30, 2018 and December 31, 2017, the carrying value of the 2017 Notes, net of unamortized discount, was $29.1 million and $29.0 million, respectively.

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

During the six months ended June 30, 2018, the Company recognized interest expense of $0.6 million related to the 2017 Notes, of which $0.1 million represents non-cash interest and $0.5 million represents contractual coupon interest. During the six months ended June 30, 2017, the Company recognized interest expense of $0.5 million related to the 2017 Notes, of which less than $0.1 million represents non-cash interest and $0.5 million represents contractual coupon interest. As of both June 30, 2018 and December 31, 2017, the Company had accrued interest of $0.5 million related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the condensed consolidated balance sheets. The Company made the contractual interest payment due on the 2017 Notes during the six months ended June 30, 2018 of $0.5 million.

(6)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and “Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 include discussions of the Company’s current legal proceedings. There have been no material changes to the matters described in those disclosures as of the date of this filing, other than as set forth below.

On May 24, 2018, the Company entered into a settlement agreement with Teva Pharmaceuticals USA, Inc. (“Teva”) that resolves its previously reported abbreviated new drug application (“ANDA”) patent litigation as it relates to Teva’s ANDA seeking FDA approval of generic forms of both the 1-gram and 0.5-gram dose strengths of Vascepa. As part of this settlement agreement, Teva may first begin selling its generic version of Vascepa in the United States on August 9, 2029, or earlier under certain customary circumstances, including commercial launch by another generic manufacturer under certain circumstances, in which event Teva would pay the Company certain royalties on its generic Vascepa products. Under the agreement, the Company paid Teva $2.0 million in recognition of the savings to the Company in the avoidance of costs, expenditure of time and resources, disruption and burden associated with continued litigation with Teva. This patent litigation continues in the United States District Court for the District of Nevada with parties West-Ward Pharmaceuticals Corp. and Dr. Reddy’s Laboratories, Inc. and their affiliated entities as it relates to such parties’ ANDAs seeking FDA approval of generic forms of Vascepa.

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

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of June 30, 2018, the Company has no royalty, milestone or minimum purchase commitments with Nisshin.

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

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.9 million as of June 30, 2018). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.6 million as of June 30, 2018) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.2 million as of June 30, 2018).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of June 30, 2018.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the year ended December 31, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs such that a maximum of 32,818,464 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of June 30, 2018, inclusive of the shares issued in July 2015 as discussed below, subject to certain adjustments for dilutive events.

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

Incentive Equity Awards

As of June 30, 2018, there were an aggregate of 25,281,555 stock options and 12,248,642 restricted stock units (“RSUs”) outstanding, representing approximately 7% and 3%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the six months ended June 30, 2018 and 2017, the Company issued 956,232 and 221,345 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $1.8 million during the six months ended June 30, 2018 and $0.4 million during the six months ended June 30, 2017.

On May 14, 2018, the Company granted a total of 190,034 RSUs and 286,536 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

On February 1, 2018, the Company granted a total of 1,305,575 RSUs and 2,205,075 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period.

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

On February 1, 2017, the Company granted a total of 1,575,000 RSUs and 2,642,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest over a four-year period. Settlement in the form of shares for 989,000 of these RSUs was contingent upon shareholder approval to increase the aggregate number of shares authorized for issuance under the 2011 Plan, which was obtained at the Company’s Annual General Meeting of Shareholders held on May 15, 2017. During the six months ended June 30, 2018, the Company issued 506,679 common shares related to the vesting of these RSUs, of which 183,828 shares were retained as treasury shares as settlement of employee tax obligations.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the Agreement, as amended, the Company is incurring expense for both the annual co-promotion fee, which in 2018 is again calculated as a percentage of Vascepa gross margin at a modestly higher rate than in 2017, plus accrual for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the Agreement, as amended, after expiration of the Agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the Agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement. As of June 30, 2018 and December 31, 2017, the Company accrued $6.8 million and nil, respectively, related to such co-promotion tail payments.

As of June 30, 2018 and December 31, 2017, the Company had a net payable of $14.6 million and $8.3 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees, net of reimbursable amounts incurred for samples and other marketing expenses, and accrual for co-promotion tail payments payable to Kowa Pharmaceuticals America, Inc.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2018 and 2017:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2017	$12,035	$32,064	$1,887	$2,107	$48,093
Provision related to current period sales	19,077	78,051	491	9,234	106,853
Provision related to prior period sales	(400)	(836)	—	(69)	(1,305)
Credits/payments made for current period sales	(9,097)	(40,547)	—	(6,533)	(56,177)
Credits/payments made for prior period sales	(5,282)	(27,028)	(40)	(2,297)	(34,647)
Balance as of June 30, 2018	$16,333	$41,704	$2,338	$2,442	$62,817

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2016	$3,743	$20,915	$859	$1,681	$27,198
Provision related to current period sales	15,685	53,078	1,259	6,768	76,790
Provision related to prior period sales	(298)	(841)	—	(82)	(1,221)
Credits/payments made for current period sales	(5,496)	(34,771)	(21)	(4,922)	(45,210)
Credits/payments made for prior period sales	(3,107)	(16,722)	(24)	(1,770)	(21,623)
Balance as of June 30, 2017	$10,527	$21,659	$2,073	$1,675	$35,934

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

(10)	Development, Commercialization and Supply Agreements

In-licenses

Mochida Pharmaceutical Co., Ltd.

In June 2018, the Company entered into a collaboration with Mochida Pharmaceutical Co., Ltd. (“Mochida”) related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in Vascepa, the omega-3 acid, EPA (eicosapentaenoic acid). Among other terms in the agreement, the Company obtained an exclusive license to certain Mochida intellectual property to advance the Company’s interests in the United States and certain other territories and the parties will collaborate to research and develop new products and indications based on EPA for the Company’s commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development.

Upon closing of the collaboration agreement, the Company is required to make a non-refundable, non-creditable upfront payment of approximately $2.7 million, which was recorded in research and development expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2018. In addition, the agreement provides for the Company to pay milestone payments upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

Out-licenses

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

During the six months ended June 30, 2018 and 2017, the Company recognized $0.1 million and $0.6 million, respectively, of up-front and milestone payments as licensing revenue in connection with the Eddingpharm agreement. Through June 30, 2018 and December 31, 2017, the Company has recognized $2.8 million and $3.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the performance obligation. The remaining transaction price of $13.2 million and $12.9 million is recorded in deferred revenue as of June 30, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 16 years.

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

In March 2018 and July 2018, the Company received approval for Vascepa as a prescription medication for use in Lebanon and United Arab Emirates, respectively, as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia.

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

During the six months ended June 30, 2018 and 2017, the Company recognized $0.2 million and nil, respectively, related to the up-front payment as licensing revenue in connection with the HLS agreement. Through June 30, 2018 and December 31, 2017, the Company has recognized $0.4 million and $0.1 million, respectively, as licensing revenue under the agreement concurrent with the support provided by Amarin to HLS in achieving the performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined performance obligation. The remaining transaction price of $4.6 million and $4.9 million is recorded in deferred revenue as of June 30, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the six months ended June 30, 2018:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2018:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$19,054	$—	$(248)	$18,806

During the six months ended June 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six Months Ended June 30,
Revenue recognized in the period from:	2018
Amounts included in contract liability at the beginning of the period	$248
Performance obligations satisfied in previous periods	$—

(11)Subsequent Events

The Company has evaluated subsequent events from June 30, 2018 through the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, which commenced in May 2014 and extends until the end of 2018. Our direct sales force consists of approximately 170 sales professionals, including sales representatives and their managers. We anticipate increasing our direct sales force to approximately 400 to 500 sales professionals after REDUCE-IT™ results, assuming success. We also intend to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader applications following REDUCE-IT results.

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

In June 2018, we entered into a collaboration with Mochida Pharmaceutical Co., Ltd., or Mochida, related to development and potential subsequent commercialization of drug products and indications based on the active pharmaceutical ingredient in Vascepa, the omega-3 acid, EPA (eicosapentaenoic acid). The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development.

We continue to assess other collaboration opportunities to maximize the value of the Vascepa franchise globally.

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

The REDUCE-IT study is nearly complete with top-line results expected to be available and made public before the end of the third quarter of 2018, followed by broader reporting of results targeted for a scientific conference in the fourth quarter of 2018. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, final data will be accumulated in the study and will be rolled-up into a study report in preparation for final efficacy and safety data review by the independent review committees and the REDUCE-IT operational team. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018 and, in June 2018, we announced that the last patient study visit had occurred.

The REDUCE-IT study, since its inception in 2011, has been conducted under a special protocol assessment, or SPA, agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study that would enable us to assess the study outcome. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study as it relates to, for example, which patients have been dosed with placebo or Vascepa. Since patient enrollment commenced in 2011, over 35,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which has occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p<0.0436.

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

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2018 was approximately 430,000 compared to 391,000 and 353,000 in the three months ended March 31, 2018 and June 30, 2017, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2018 was approximately 430,000 compared to 392,000 and 346,000 in the three months ended March 31, 2018 and June 30, 2017, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Upon closing of the agreement, we received a non-refundable up-front payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of Vascepa in the territory. We receive all payments based on total product sales and pay Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price. In March 2018 and July 2018, we received approval for Vascepa as a prescription medication for use in Lebanon and United Arab Emirates, respectively, as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia.

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

The REDUCE-IT study is nearly complete with top-line study results expected to be available and made public before the end of the third quarter of 2018, followed by broader reporting of results targeted for a scientific conference in the fourth quarter of 2018. Between reaching the estimated onset of the target 1,612 aggregate primary cardiovascular events and study data being unblinded and disclosed, final data will be accumulated in the study and will be rolled-up into a study report in preparation for final efficacy and safety data review by the independent review committees and the REDUCE-IT operational team. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018 and, in June 2018, we announced that the last patient study visit had occurred.

The REDUCE-IT study, since its inception in 2011, has been conducted under a SPA agreement with the FDA. This SPA, as amended, provides for periodic safety reviews by the study’s DMC. In addition, the SPA, as amended, provided for interim efficacy and safety analyses by the study’s DMC at approximately 60% and at approximately 80% of the target aggregate number of primary cardiovascular events. The periodic safety reviews and interim efficacy and safety analyses were conducted confidentially by the study’s DMC. We remain blinded to all data from the study that would enable us to assess the study outcome. Until the study is completed or the study is halted due to a patient safety concern (not expected), Amarin personnel will remain blinded to the efficacy and safety data from the REDUCE-IT study as it relates to, for example, which patients have been dosed with placebo or Vascepa. Since patient enrollment commenced in 2011, over 35,000 patient years of study experience have been accumulated in the REDUCE-IT study. Following each periodic review of safety data to date, which have occurred quarterly since 2013, and following each of two interim efficacy and safety analyses, the DMC communicated to us that we should continue the study as planned. The p-value used to assess the primary endpoint in REDUCE-IT at completion, assuming 1,612 aggregate primary cardiovascular events, is p<0.0436. Our scientific rationale for the REDUCE-IT study is supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. Our scientific rationale for the REDUCE-IT study is also supported by research on the putative cardioprotective effects of EPA as presented in scientific literature. It is possible that the effects of EPA may be due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature explore potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study is needed to determine the clinical benefit, if any, of Vascepa therapy in statin-treated patients with controlled levels of LDL cholesterol, elevated triglyceride levels and other cardiovascular risk factors.

In June 2018, we entered into a multi-faceted collaboration with Mochida related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in Vascepa, the omega-3 acid, EPA. Among other terms in the agreement, we obtained an exclusive license to certain Mochida intellectual property to advance our interests in the United States and certain other territories and the parties will collaborate to research and develop new products and indications based on EPA for our commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development. Upon closing of the collaboration agreement, we are required to make a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for milestone payments from us upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any. We expect that expenditures related to research and development activities for product candidates under the collaboration agreement will be immaterial in 2018 and less than $5.0 million in 2019.

Commercial and Clinical Supply

We manage our supply chain internally but rely on contract manufacturers in each step of our commercial and clinical product supply, namely, active pharmaceutical ingredient, or API, manufacturing, encapsulation, packaging and supply-related logistics. Our approach to product supply seeks to mitigate risk of supply interruption and maintain an environment of cost competition and supply chain diversification. API for Vascepa is manufactured by three independent FDA-approved suppliers: Nisshin Pharma, Inc., or Nisshin, Finorga SAS, or Novasep, and Chemport, Inc., or Chemport. We encapsulate Vascepa through three independent FDA-approved commercial API encapsulators: Patheon, Inc. (formerly Banner Pharmacaps, now part of Thermo Fisher Scientific), Catalent Pharma Solutions, and Capsugel Plöermel SAS, (now a Lonza company), or Capsugel. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Financial Position

We believe that our cash and cash equivalents of $102.3 million as of June 30, 2018 will be sufficient to fund our projected operations through results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to support current development efforts, costs of product supply received from suppliers when such receipt by us is prior to regulatory approval of the supplier, as well as license fees related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd. We expense research and development costs as incurred.

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

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the three and six months ended June 30, 2018 and 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the three and six months ended June 30, 2018 and 2017 is zero.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our significant accounting policies is contained in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our critical accounting policies, significant judgments and estimates during the six months ended June 30, 2018, other than as set forth below.

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

We sell Vascepa principally to a limited number of Distributors that in turn resell Vascepa to retail pharmacies that subsequently resell it to patients and healthcare providers. We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, we recognize revenue when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. We recognized net product revenues of $96.3 million and $79.3 million based on sales to Distributors during the six months ended June 30, 2018 and 2017, respectively.

We have written contracts with our Distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the six months ended June 30, 2018 and 2017.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

Product Revenue, net. We recorded net product revenue of $52.5 million and $44.9 million during the three months ended June 30, 2018 and 2017, respectively, an increase of $7.6 million, or 17%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 77,000 and 84,000, respectively, over the three months ended June 30, 2017, representing growth of 22% and 24%, respectively. Despite record levels of estimated Vascepa prescriptions reported by these third-party sources for the second quarter of 2018 and record levels of physicians reported to have prescribed Vascepa during the same period, Vascepa growth during this period appears to have been limited by patients lost to therapy during the first quarter of 2018 who did not resume filling Vascepa prescriptions during the second quarter of 2018. As previously described, beginning-of-the-year insurance deductibles increased in 2018 under various health insurance plans. This industry-wide phenomenon, which is particularly impactful to prescriptions for therapies addressing asymptomatic medical conditions, resulted in some patients not filling prescriptions early in 2018. Once patients cease filling prescriptions, they become less prone, or unable, to resume filling prescriptions until they again visit their doctors. Net pricing of Vascepa in the second quarter of 2018 is relatively consistent with the prior year and channel inventory levels remain in the ordinary range.

All of our product revenue in the three months ended June 30, 2018 and 2017 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the quarters ended June 30, 2018 and 2017, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended June 30, 2018 and 2017 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended June 30, 2018 and 2017 was $0.1 million and $0.3 million, respectively, a decrease of $0.2 million, or 64%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. Licensing revenue also includes amortization of a $5.0 million up-front amount associated with a Vascepa licensing agreement for Canada, which was reached in September 2017. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2018.

Cost of Goods Sold. Cost of goods sold during the three months ended June 30, 2018 and 2017 was $12.8 million and $11.4 million, respectively, an increase of $1.4 million, or 13%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2018 and 2017 was sourced from three API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2018 to be similar to 2017. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the three months ended June 30, 2018 and 2017 was 76% and 75%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2018 and 2017 was $53.9 million and $31.5 million, respectively, an increase of $22.4 million, or 71%. Selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 are summarized in the table below:

	Three months ended June 30,
In thousands	2018	2017
Selling, general and administrative expense (1)	$40,594	$23,909
Co-promotion fees (2)	10,284	4,569
Non-cash stock-based compensation expense (3)	3,066	3,067
Total selling, general and administrative expense	$53,944	$31,545

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the three months ended June 30, 2018 and 2017 was $40.6 million and $23.9 million, respectively, an increase of $16.7 million, or 70%. This increase is due primarily to increased promotional activities, including commercial spend for anticipated expansion following successful REDUCE-IT results, including costs for pilot direct-to-consumer activities of approximately $9.0 million, as well as payment of $2.0 million made in connection with the settlement agreement reached with Teva Pharmaceuticals USA, Inc. in May 2018.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended June 30, 2018 and 2017 were $10.3 million and $4.6 million, respectively, an increase of $5.7 million, or 125%. The increase is due primarily to an accrual for co-promotion tail payments of $3.4 million in the second quarter of 2018 as well as an increase in gross margin on product sales, upon which the co-promotion fees are calculated for the second quarter of 2018 compared to the same period in 2017.

(3)

Non-cash stock-based compensation expense for each of the three months ended June 30, 2018 and 2017 was $3.1 million. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions.

Research and Development Expense. Research and development expense for the three months ended June 30, 2018 and 2017 was $18.2 million and $13.7 million, respectively, an increase of $4.5 million, or 33%. Research and development expenses for the three months ended June 30, 2018 and 2017 are summarized in the table below:

	Three months ended June 30,
In thousands	2018	2017
REDUCE-IT study (1)	$11,499	$10,445
Regulatory filing fees and expenses (2)	225	134
Internal staffing, overhead and other (3)	5,883	2,557
Research and development expense, excluding non-cash expense	17,607	13,136
Non-cash stock-based compensation expense (4)	552	558
Total research and development expense	$18,159	$13,694

The increase in research and development expenses for the quarter ended June 30, 2018, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018 and, in June 2018, we announced that the last patient study visit had occurred. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the three months ended June 30, 2018 and 2017, we incurred expenses through our CRO in connection with this trial of approximately $9.0 million and $9.2 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended June 30, 2018 and 2017 for REDUCE-IT were approximately $11.5 million and $10.4 million, respectively. The increase in expenses in 2018 as compared to 2017 is primarily the result of timing variability for REDUCE-IT costs, including costs associated with last patient study visits and data collection. We expense costs for CTM when allocated to clinical research. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and initial publication of the trial results. We anticipate that the rate at which we incur such costs will vary from quarter to quarter. We estimate that the study will be completed with top-line study results becoming available and made public before the end of the third quarter of 2018, followed by broader reporting of results targeted for a scientific conference in the fourth quarter of 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures until the results of this study are published.

(2)

The regulatory filing fees in each of the quarters ended June 30, 2018 and 2017 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. We anticipate these costs to increase in 2018 compared to 2017 in support of publishing results of the REDUCE-IT study and preparing potential regulatory filings based on the results of the study. The amount and timing of such increases will depend on the results of the currently ongoing REDUCE-IT trial. Other research and development expenses for the three months ended June 30, 2018 also include a non-refundable, non-creditable upfront payment of approximately $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Interest Expense, net. Net interest expense for the three months ended June 30, 2018 and 2017 was $1.8 million and $2.3 million, respectively, a decrease of $0.5 million, or 23%. Net interest expense for the three months ended June 30, 2018 and 2017 is summarized in the table below:

	Three months ended June 30,
In thousands	2018	2017
Exchangeable senior notes (1):
Amortization of debt discounts	$55	$53
Contractual coupon interest	263	263
Total exchangeable senior notes interest expense	318	316
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,456	1,611
Non-cash interest	511	530
Total long-term debt from royalty-bearing instrument interest expense	1,967	2,141
Other interest expense	—	2
Total interest expense	2,285	2,459
Interest income (3)	(512)	(144)
Total interest expense, net	$1,773	$2,315

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended June 30, 2018 and 2017 was $0.3 million in each period.
(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended June 30, 2018 and 2017 was $2.0 million and $2.1 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended June 30, 2018 and 2017 was $0.5 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the three months ended June 30, 2018 and 2017 was expense of $0.1 million and income of $0.1 million, respectively. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

Product Revenue, net. We recorded net product revenue of $96.3 million and $79.3 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $17.0 million, or 21%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 155,000 and 168,000, respectively, over the six months ended June 30, 2017, representing growth of 23% and 26%, respectively.

All of our product revenue in the six months ended June 30, 2018 and 2017 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the six months ended June 30, 2018 and 2017, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the six months ended June 30, 2018 and 2017 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the six months ended June 30, 2018 and 2017 was $0.2 million and $0.6 million, respectively, a decrease of $0.3 million, or 58%. Licensing revenue relates to the amortization of a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, both associated with a Vascepa licensing agreement for the China Territory. Licensing revenue also includes amortization of a $5.0 million up-front amount associated with a Vascepa licensing agreement for Canada, which was reached in September 2017. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2018.

Cost of Goods Sold. Cost of goods sold during the six months ended June 30, 2018 and 2017 was $23.5 million and $19.6 million, respectively, an increase of $3.9 million, or 20%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2018 and 2017 was sourced from three API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2018 to be similar to 2017. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the six months ended June 30, 2018 and 2017 was 76% and 75%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2018 and 2017 was $97.4 million and $65.7 million, respectively, an increase of $31.6 million, or 48%. Selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 are summarized in the table below:

	Six months ended June 30,
In thousands	2018	2017
Selling, general and administrative expense (1)	$71,727	$50,020
Co-promotion fees (2)	19,355	9,801
Non-cash stock-based compensation expense (3)	6,268	5,895
Total selling, general and administrative expense	$97,350	$65,716

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the six months ended June 30, 2018 and 2017 was $71.7 million and $50.0 million, respectively, an increase of $21.7 million, or 43%. This increase is due primarily to increased promotional activities, including commercial spend for anticipated expansion following successful REDUCE-IT results, including costs for pilot direct-to-consumer activities of approximately $12.0 million, as well as payment of $2.0 million made in connection with the settlement agreement reached with Teva Pharmaceuticals USA, Inc. in May 2018.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the six months ended June 30, 2018 and 2017 were $19.4 million and $9.8 million, respectively, an increase of $9.6 million, or 97%. The increase is due primarily to an accrual for co-promotion tail payments of $6.8 million in 2018 as well as an increase in gross margin on product sales, upon which the co-promotion fees are calculated for the first half of 2018 compared to the same period in 2017.

(3)

Non-cash stock-based compensation expense for the six months ended June 30, 2018 and 2017 was $6.3 million and $5.9 million, respectively, an increase of $0.4 million, or 6%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions.

Research and Development Expense. Research and development expense for the six months ended June 30, 2018 and 2017 was $29.9 million and $24.5 million, respectively, an increase of $5.4 million, or 22%. Research and development expenses for the six months ended June 30, 2018 and 2017 are summarized in the table below:

	Six months ended June 30,
In thousands	2018	2017
REDUCE-IT study (1)	$20,236	$18,128
Regulatory filing fees and expenses (2)	468	336
Internal staffing, overhead and other (3)	8,104	4,972
Research and development expense, excluding non-cash expense	28,808	23,436
Non-cash stock-based compensation expense (4)	1,113	1,081
Total research and development expense	$29,921	$24,517

The increase in research and development expenses for the six months ended June 30, 2018, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018 and, in June 2018, we announced that the last patient study visit had occurred. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the six months ended June 30, 2018 and 2017, we incurred expenses through our CRO in connection with this trial of approximately $15.9 million and $15.8 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the six months ended June 30, 2018 and 2017 for REDUCE-IT were approximately $20.2 million and $18.1 million, respectively. The increase in expenses in 2018 as compared to 2017 is primarily the result of timing variability for REDUCE-IT costs, including costs associated with last patient study visits and data collection. We expense costs for CTM when allocated to clinical research. We currently estimate that we will incur $30 million to $40 million in annual costs through study completion and initial publication of the trial results. We anticipate that the rate at which we incur such costs will vary from quarter to quarter. We estimate that the study will be completed with top-line study results becoming available and made public before the end of the third quarter of 2018, followed by broader reporting of results targeted for a scientific conference in the fourth quarter of 2018. We anticipate that our costs for this outcomes study will continue to represent the most significant component of our research and development expenditures until the results of this study are published.

(2)

The regulatory filing fees in each of the six months ended June 30, 2018 and 2017 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. We anticipate these costs to increase in 2018 compared to 2017 in support of publishing results of the REDUCE-IT study and preparing potential regulatory filings based on the results of the study. The amount and timing of such increases will depend on the results of the currently ongoing REDUCE-IT trial. Other research and development expenses for the six months ended June 30, 2018 also include a non-refundable, non-creditable upfront payment of approximately $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Interest Expense, net. Net interest expense for the six months ended June 30, 2018 and 2017 was $4.0 million and $4.7 million, respectively, a decrease of $0.7 million, or 14%. Net interest expense for the six months ended June 30, 2018 and 2017 is summarized in the table below:

	Six months ended June 30,
In thousands	2018	2017
Exchangeable senior notes (1):
Amortization of debt discounts	$110	$92
Contractual coupon interest	525	483
Total exchangeable senior notes interest expense	635	575
Long-term debt from royalty-bearing instrument (2):
Cash interest	2,955	3,236
Non-cash interest	1,029	1,056
Total long-term debt from royalty-bearing instrument interest expense	3,984	4,292
Other interest expense	—	4
Total interest expense	4,619	4,871
Interest income (3)	(594)	(175)
Total interest expense, net	$4,025	$4,696

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the six months ended June 30, 2018 and 2017 was $0.6 million in each period.
(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the six months ended June 30, 2018 and 2017 was $4.0 million and $4.3 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the six months ended June 30, 2018 and 2017 was $0.6 million and $0.2 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the six months ended June 30, 2018 and 2017 was expense of $0.1 million and income of $0.1 million, respectively. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2018 include cash and cash equivalents of $102.3 million. In February 2018, we completed a public offering of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting estimated offering expenses payable by us. Our projected uses of cash include expansion of medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader application following REDUCE-IT results, increasing inventory balances for incremental inventory build prior to REDUCE-IT results, and general corporate and working capital purposes. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2018	2017
Cash (used in) provided by:
Operating activities	$(34.2)	$(24.4)
Investing activities	—	—
Financing activities	62.9	11.6
Increase (decrease) in cash and cash equivalents	$28.6	$(12.8)

 Net cash used in operating activities during the six months ended June 30, 2018 increased compared to the same period in 2017 primarily as a result of commercial and R&D activities associated with preparation for completion of the REDUCE-IT study, including payment for increased levels of Vascepa inventory, partially offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of June 30, 2018, the net remaining amount to be repaid to CPPIB is $99.4 million. To date, our net revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of June 30, 2018, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

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

During 2018, we anticipate that inventory balances will grow in proportion to anticipated revenue growth. Additionally, we anticipate incremental inventory increases prior to REDUCE-IT results of up to approximately $10 million. As of June 30, 2018, we had increased inventory levels during 2018 by approximately half of the target increase amount with the balance of the increase scheduled for coming months.

As of June 30, 2018, we had cash and cash equivalents of $102.3 million, an increase of $28.6 million from December 31, 2017. The increase is primarily due to proceeds from the public offering financing and accounts receivable collections, partially offset by net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.3 billion as of June 30, 2018. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, payments to our Vascepa co-promotion partner, and anticipated expanded Vascepa promotional activities before REDUCE-IT results which, assuming REDUCE-IT success, will increase more pronouncedly after REDUCE-IT results. We believe that our cash and cash equivalents of $102.3 as of June 30, 2018 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated based on anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

We have certain marketing commitments, consisting of communication costs related to our pilot direct-to-consumer activities, totaling approximately $4.2 million committed as of June 30, 2018.

We have operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, net of sublease rental income.

Under the terms of the agreement with CPPIB, as successor in interest to BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of June 30, 2018, the net remaining amount to be repaid is $99.4 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of June 30, 2018, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

We have scheduled interest payments due under the terms of the 2017 Notes, assuming that they remain outstanding through January 19, 2022 and have not been exchanged for ADSs.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.3 million in each of the six months ended June 30, 2018 and 2017. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.9 million as of June 30, 2018). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.6 million as of June 30, 2018) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.2 million as of June 30, 2018).

We do not enter into financial instruments for trading or speculative purposes. As of June 30, 2018, we had no outstanding forward exchange contracts.

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

As of June 30, 2018 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, we implemented certain internal controls in connection with our adoption of ASC Topic 606. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 include discussions of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing, other than as set forth below.

On May 24, 2018, we entered into a settlement agreement with Teva Pharmaceuticals USA, Inc. (“Teva”) that resolves our previously reported abbreviated new drug application (“ANDA”) patent litigation as it relates to Teva’s ANDA seeking FDA approval of generic forms of both the 1-gram and 0.5-gram dose strengths of Vascepa. As part of this settlement agreement, Teva may first begin selling its generic version of Vascepa in the United States on August 9, 2029, or earlier under certain customary circumstances, including commercial launch by another generic manufacturer under certain circumstances, in which event Teva would pay us certain royalties on its generic Vascepa products. Under the agreement, we paid Teva $2.0 million in recognition of the savings to us in the avoidance of costs, expenditure of time and resources, disruption and burden associated with continued litigation with Teva. This patent litigation continues in the United States District Court for the District of Nevada with parties West-Ward Pharmaceuticals Corp. and Dr. Reddy’s Laboratories, Inc. and their affiliated entities as it relates to such parties’ ANDAs seeking FDA approval of generic forms of Vascepa.

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

The uncertainties around the ultimate targeted clinical benefits of Vascepa make it more difficult for Vascepa to gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable. The degree of market acceptance of Vascepa for the MARINE indication and in ANCHOR patients and in any future indications and uses based on the REDUCE-IT™ trial or otherwise will depend on a number of factors, including:

•	the outcome of the REDUCE-IT cardiovascular outcomes trial;
•	the perceived efficacy, safety and potential advantages of Vascepa, as compared to alternative treatments;
•	our ability to offer Vascepa for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;
•	publicity concerning Vascepa or competing products;
•	our ability to continually promote Vascepa in the United States outside of FDA-approved labeling and the related perception thereof;
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

In August 2015, based on a federal court order, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States through use of a set of qualified statements that we believe reflect the state of research related to the use of Vascepa in the ANCHOR population and the supportive but not conclusive research on the use of Vascepa to reduce cardiovascular risk in this population. In March 2016, we settled the litigation related to this court order under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. An FDA-approved indication for this patient population has not been granted. If new clinical information from the REDUCE-IT cardiovascular outcomes trial or otherwise changes what we understand to be truthful and non-misleading, our promotion of Vascepa will need to be modified to ensure that our promotion remains truthful and non-misleading. Our ability to reach full potential in the commercialization of Vascepa in the United States is dependent upon marketing claims associated with Vascepa that are granted with the approval of an indication statement by the FDA.

Based on our communications with the FDA, we expect that final positive results from the REDUCE-IT cardiovascular outcomes trial will be required for FDA approval of a new indication or other FDA-approved label expansion for Vascepa. Any delay in obtaining, or an inability to obtain, further expansion of our marketing approval rights with an FDA approval could prevent us from growing revenue at all or greater than our current pace and could therefore have a material adverse effect on our operations and financial condition, including our ability to reach profitability. Even if we obtain additional regulatory approvals for Vascepa, the timing or scope of any approvals may prohibit or reduce our ability to commercialize the product successfully. For example, if the approval process for any expanded indication takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. If the FDA does not approve any expanded indication at all, it could have a material impact on our future results of operations and financial condition. Additionally, the terms of any approvals beyond the approval received from the FDA in July 2012 for the MARINE indication may prove to not have the scope or breadth needed for us to successfully commercialize Vascepa or become profitable.

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

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in the ANCHOR population and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflects recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of an off-label use is generally considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treated patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data (the safety data from which is already in FDA-approved labeling of Vascepa) or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Data arising from studies of drug products are complex, such as the many studies that we believe show supportive but not conclusive research on the potential connection between the effects of EPA, the active ingredient in Vascepa, and cardiovascular risk reduction (e.g., the JELIS trial of a highly-pure EPA product in Japan by Mochida Pharmaceutical Co., Ltd. (“Mochida”) and the ongoing REDUCE-IT study of Vascepa). We, the FDA, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials with respect to the outcome of these trials or other direct or indirect claims we make about Vascepa. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

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

Results of pending low dose omega-3 and other cardiovascular outcomes studies may negatively affect sales of Vascepa. For example, in 2018, results of both VITamin D and OmegA-3 TriaL (VITAL) and A Study of Cardiovascular Events iN Diabetes (ASCEND) trials are expected to be released. VITAL is an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk. ASCEND is a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acids 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. Positive results due to the omega-3 component from one or both trials may influence greater utilization of 1 gram daily of dietary supplements or Lovaza in a broad low cardiovascular risk population and in patients with diabetes and may potentially cause an update of AHA recommendation for 1 gram per day of EPA and DHA based on trial results. Negative results from such studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite the highly-pure EPA active ingredient in Vascepa and its higher dose regimen. Also, AstraZeneca is currently conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily, for approximately 3-5 years as determined when the number of major adverse cardiovascular event outcomes is reached. The STRENGTH study estimated completion date is in November 2019, but it could be stopped earlier if, for example, it generates an overwhelming efficacy result. In addition, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) announced in March 2017 that it is initiating a phase III cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program (TRILOGY) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the first quarter of 2018. As of June 2018, the study is 35% enrolled, and study completion is expected by the end of 2019. We believe Sancilio & Company, or Sancilio, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Sancilio is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced top-line results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2017 announced the submission of an NDA to the FDA for WAYLIVRA™ (volanesorsen), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). In May 2018, Akcea/Ionis announced that the FDA’s Division of Metabolism and Endocrinology Products Advisory Committee voted 12-8 to support approval of Waylivra (volanesorsen) for the treatment of people with FCS. The advisory committee reviewed data from two Phase III clinical trials, APPROACH and COMPASS, as well as the ongoing APPROACH open label study for Waylivra. The PDUFA date for completion of the review of Waylivra is August 30, 2018. A Phase 3 trial is currently ongoing studying Waylivra (volanesorsen) in patients with familial partial lipodystrophy (FPL) (BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including Waylivra (volanesorsen). In June 2018, Gemphire Therapeutics announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. Gemphire announced plans to advance gemcabene into Phase 3 trials in 2018. Zydus Cadila is conducting a Phase 2 trial of its lead program, Saroglitazar, in severe hypertriglyceridemia in the United States. Study completion is expected in 2018. The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia.

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

In October 2016, we introduced to the market a 0.5-gram dose strength of Vascepa. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we sought, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030.

On May 24, 2018, we entered into a settlement agreement with Teva that resolves our ANDA patent litigation as it relates to Teva’s as amended ANDA for both the 1-gram and 0.5-gram dose strengths of Vascepa. As part of this settlement agreement, Teva may first begin selling its generic version of Vascepa in the United States on August 9, 2029, or earlier under certain customary circumstances, including commercial launch by another generic manufacturer under certain circumstances, in which event Teva would pay us certain royalties on its generic Vascepa products. The ANDA patent litigation continues in the United States District Court for the District of Nevada with parties West-Ward and DRL.

In July 2018, as anticipated, we received a paragraph IV certification notice from DRL contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the DRL ANDA. This DRL ANDA was apparently filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. Accordingly, we plan to file a patent infringement lawsuit against DRL and seek, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030.

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

It is possible that FDA’s NCE determination and related 30-month stay could be challenged by interested parties. If challenged, we plan to vigorously defend exclusivity for Vascepa. Any such challenge could have a negative impact on our company and create uncertainty around the continued benefits associated with exclusivity that we believe are applicable to us under the Hatch-Waxman Amendments.

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

In accordance with the SPA agreements for our MARINE and ANCHOR trials, efficacy was evaluated in these trials compared to placebo at twelve weeks. No placebo-controlled studies have been conducted regarding the long-term effect of Vascepa on lipids, and no outcomes study has been conducted evaluating Vascepa. The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, is designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population with high triglyceride levels despite being on statin therapy. Based on projected event rates, we estimate that the onset of the target aggregate number of primary cardiovascular events was reached during the first quarter of 2018. Top-line results from the study are then expected to be available and made public before the end of the third quarter of 2018, followed by broader reporting of results targeted for a scientific conference in the fourth quarter of 2018. Final clinical site visits for patients enrolled in the REDUCE-IT study commenced on March 1, 2018 and, in June 2018, we announced that the last patient study visit had occurred.

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

Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risk that limit our profitability and could limit our ability to supply Vascepa to large market segments.

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

We are also pursuing patent applications related to Vascepa in multiple jurisdictions outside the United States. We may be dependent in some cases upon third-party licensors to pursue filing, prosecution and maintenance of patent rights or applications owned or controlled by those parties, including, for example, under our collaboration with Mochida. It is possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to us. In cases where third parties are first to invent a particular product or technology, or first to file after various provisions of the America Invents Act of 2011 went into effect on March 16, 2013, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from utilizing such technology or commercializing our current and future products.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 27%, 31%, and 31%, respectively, of gross product sales for the six months ended June 30, 2018, and represented 33%, 37%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2018. Customers A, B, and C accounted for 30%, 27%, and 35%, respectively, of gross product sales for the six months ended June 30, 2017, and represented 37%, 24%, and 25%, respectively, of the gross accounts receivable balance as of June 30, 2017. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2017, 2016, and 2015, we reported losses of approximately $67.9 million, $86.4 million, and $149.1 million, respectively, and we had an accumulated deficit as of December 31, 2017 of $1.3 billion. For the six months ended June 30, 2018 and 2017, we reported losses of approximately $58.3 million and $34.6 million, respectively, and we had an accumulated deficit as of June 30, 2018 of $1.3 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $102.3 million as of June 30, 2018 will be sufficient to fund our projected operations through the results of the REDUCE-IT study, which we anticipate will be available before the end of the third quarter of 2018 and, assuming positive results of the REDUCE-IT study, through subsequent public presentation of such results at a medical congress before the end of 2018. Depending on the level of cash generated from operations, additional capital may be required to expand promotion of Vascepa as contemplated following anticipated successful results of the REDUCE-IT study. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate all or a portion of the expanded promotional activities planned following successful results of the REDUCE-IT study. We anticipate that quarterly net cash outflows in future periods will be variable.

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

As of July 30, 2018, we had 296,348,903 common shares outstanding including 293,569,971 shares held as ADSs and 365,405 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2018 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)
April 1 – 30, 2018	—	$—
May 1 – 31, 2018	—	—
June 1 – 30, 2018	41,252	3.09
Total	41,252	$3.09

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)	Based on the closing market price per NASDAQ on the date of transaction.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: August 1, 2018