Form 10-Q
period 2018-09-30
AMARIN CORP PLC\UK
filed 2018-11-01
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

307,461,189 common shares were outstanding as of October 30, 2018, including 303,882,906 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 358,685 Ordinary Shares. In addition, 28,931,746 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of October 30, 2018, for a total of 336,392,935 ordinary shares and ordinary share equivalents outstanding as of October 30, 2018.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$81,892	$73,637
Restricted cash	600	600
Accounts receivable, net	47,648	45,318
Other receivables	25,654	—
Inventory, net	43,673	30,260
Prepaid and other current assets	2,935	3,455
Total current assets	202,402	153,270
Property, plant and equipment, net	69	28
Other long-term assets	174	174
Intangible asset, net	7,642	8,126
TOTAL ASSETS	$210,287	$161,598
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$26,174	$25,155
Accrued expenses and other current liabilities	93,899	58,902
Current portion of exchangeable senior notes, net of discount	219	481
Current portion of long-term debt from royalty-bearing instrument	30,130	22,348
Deferred revenue, current	1,220	1,644
Total current liabilities	151,642	108,530
Long-Term Liabilities:
Exchangeable senior notes, net of discount	29,159	28,992
Long-term debt from royalty-bearing instrument	53,924	70,834
Deferred revenue, long-term	19,736	17,192
Other long-term liabilities	8,652	1,150
Total liabilities	263,113	226,698
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 289,317,460 shares issued and outstanding as of September 30, 2018 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio); 328,184,640 shares issued and outstanding as of December 31, 2017 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	21,850	24,364
Common stock, £0.50 par, unlimited authorized; 307,309,316 issued, 304,089,718 outstanding as of September 30, 2018; 272,719,044 issued, 271,022,011 outstanding as of December 31, 2017	232,646	208,768
Additional paid-in capital	1,057,408	977,866
Treasury stock; 3,219,598 shares as of September 30, 2018; 1,697,033 shares as of December 31, 2017	(9,867)	(4,229)
Accumulated deficit	(1,354,863)	(1,271,869)
Total stockholders’ deficit	(52,826)	(65,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$210,287	$161,598

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Product revenue, net	$54,973	$47,051	$151,286	$126,343
Licensing revenue	350	309	598	895
Total revenue, net	55,323	47,360	151,884	127,238
Less: Cost of goods sold	13,541	11,921	37,035	31,520
Gross margin	41,782	35,439	114,849	95,718
Operating expenses:
Selling, general and administrative	49,960	33,194	147,310	98,910
Research and development	14,072	10,694	43,993	35,211
Total operating expenses	64,032	43,888	191,303	134,121
Operating loss	(22,250)	(8,449)	(76,454)	(38,403)
Interest expense, net	(2,163)	(2,401)	(6,188)	(7,097)
Other (expense) income, net	(58)	25	(134)	100
Loss from operations before taxes	(24,471)	(10,825)	(82,776)	(45,400)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	$(24,471)	$(10,825)	$(82,776)	$(45,400)
Loss per share:
Basic	$(0.08)	$(0.04)	$(0.28)	$(0.17)
Diluted	$(0.08)	$(0.04)	$(0.28)	$(0.17)
Weighted average shares:
Basic	295,595	270,803	291,526	270,566
Diluted	295,595	270,803	291,526	270,566

See notes to condensed consolidated financial statements.

      AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	20,616,438	—	—	14,635	55,372	—	—	70,007
Issuance of common stock under employee stock purchase plan	—	127,872	—	—	85	338	—	—	423
Conversion of Series A Convertible Preferred Stock, net	(38,867,180)	3,886,718	—	(2,514)	2,514	(39)	—	—	(39)
Exercise of stock options	—	5,439,239	—	—	3,589	12,905	—	—	16,494
Vesting of restricted stock units	—	4,520,005	(1,522,565)	—	3,055	(3,055)	(5,638)	—	(5,638)
Stock-based compensation	—	—	—	—	—	14,021	—	—	14,021
Loss for the period	—	—	—	—	—	—	—	(82,776)	(82,776)
September 30, 2018	289,317,460	307,309,316	(3,219,598)	$21,850	$232,646	$1,057,408	$(9,867)	$(1,354,863)	$(52,826)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,776)	$(45,400)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	12	51
Stock-based compensation	14,032	10,471
Amortization of debt discount and debt issuance costs	1,687	1,736
Amortization of intangible asset	484	485
Changes in assets and liabilities:
Accounts receivable, net	(2,330)	(14,625)
Other receivables	(25,654)	—
Inventory, net	(13,413)	(8,043)
Prepaid and other current assets	520	5,298
Other long-term assets	—	567
Accrued interest payable	(371)	(6,959)
Deferred revenue	1,902	1,604
Accounts payable and other current liabilities	36,005	23,670
Other long-term liabilities	7,502	448
Net cash used in operating activities	(62,400)	(30,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(53)	(12)
Net cash used in investing activities	(53)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable debt	—	30,000
Payment of debt issuance costs	—	(1,207)
Payment of transaction costs for conversion of preferred stock	(39)	—
Proceeds from issuance of common stock, net of transaction costs	70,007	—
Proceeds from issuance of common stock under employee stock purchase plan	423	—
Proceeds from exercise of stock options, net of transaction costs	16,494	451
Repurchase of exchangeable senior notes	—	(15,107)
Payment on long-term debt from royalty-bearing instrument	(10,539)	—
Taxes paid related to stock-based awards	(5,638)	(2,593)
Net cash provided by financing activities	70,708	11,544
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,255	(19,165)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	74,237	98,851
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$82,492	$79,686
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$16,030	$12,536
Income taxes	$825	$1,186

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1)	Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc (“Amarin” or the “Company”) is a pharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

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

The Company is also developing Vascepa for FDA approval of potential additional indications for use. In particular, the Company conducted a cardiovascular outcomes study of Vascepa, titled REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,175 individual patients in 2016, was designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The REDUCE-IT study topline results were made public in September 2018, and broader reporting of results is planned at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 in Chicago, Illinois.

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa through its direct sales force, which, in connection with positive REDUCE-IT results, is currently being increased from approximately 170 sales professionals, including sales representatives and their managers, to a planned total of over 400 sales professionals, and through a co-promotion agreement with Kowa Pharmaceuticals America, Inc. Under this co-promotion agreement, which commenced in May 2014 and extends until the end of 2018, Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances related to beginning and ending cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows have been conformed to the current year presentation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of September 30, 2018, the Company had current assets of $202.4 million, including cash and cash equivalents of $81.9 million, accounts receivable, net, of $47.6 million and other receivables of $25.7 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument and exchangeable senior notes. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes are such that they may be redeemed by the Company for cash on or after January 19, 2021 and may be put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest. The 2017 Notes are exchangeable into American Depositary Shares (“ADSs”) at the option of holders at any time after issuance and prior to maturity and are exchangeable into ADSs at the option of the Company upon satisfaction of certain equity conditions. Accordingly, the exchangeable senior notes do not represent a short-term claim on the liquid assets of the Company as of September 30, 2018. On October 19, 2018, the Company announced that it exercised its option to mandatorily exchange the entirety of the 2017 Notes into ADSs. When completed on November 2, 2018, the mandatory exchange will result in extinguishment of the debt and issuance of an aggregate amount of 7,716,048 ADSs, subject to certain adjustments as provided in the 2017 Notes, such that the Company will have no outstanding debt or related interest obligations.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations through planned expansion of its sales force and the anticipated submission in early 2019 of a supplemental new drug application (sNDA) with the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and in light of the recently announced successful results of the REDUCE-IT study, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which the Company is currently executing. If additional capital is required and the Company is unable to obtain additional capital, the Company may be forced to delay, limit or eliminate certain promotional activities. The Company anticipates that quarterly net cash outflows in future periods will be variable.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2018 and December 31, 2017:

In thousands	September 30, 2018	December 31, 2017
Gross trade accounts receivable	$62,727	$57,802
Trade allowances	(14,624)	(12,035)
Chargebacks	(455)	(449)
Accounts receivable, net	$47,648	$45,318

Other Receivables

Other receivables consist of amounts due from parties other than customers, such as amounts due from financial institutions resulting from the timing of stock option exercises which amounts were received shortly after period end and amounts due from licensing partners resulting from the achievement of milestones related to the Company’s licensing agreements.

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

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which instituted fundamental changes to the taxation of multinational corporations. The Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction of interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder's historical undistributed earnings of foreign affiliates. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of December 31, 2017, the Company had recorded provisional amounts to account for the impact of tax effects of the Act related to the change in corporate tax rate from 34% to 21% and the changes to executive compensation deductibility. As of September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act. The Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. The Company will disclose the impact to the provisional amounts in the reporting period in which the accounting analysis is completed, which will not exceed one year from the date of enactment. Any changes are not expected to have an impact to the tax provision or condensed consolidated financial statements.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Net loss—basic and diluted	$(24,471)	$(10,825)	$(82,776)	$(45,400)
Weighted average shares outstanding—basic and diluted	295,595	270,803	291,526	270,566
Net loss per share—basic and diluted	$(0.08)	$(0.04)	$(0.28)	$(0.17)

For the three and nine months ended September 30, 2018 and 2017, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Stock options	21,037	23,631	21,037	23,631
Restricted stock and restricted stock units	9,634	11,887	9,634	11,887
Exchangeable senior notes (if converted)	7,716	7,716	7,716	7,716
Preferred stock (if converted)	28,932	32,818	28,932	32,818

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 26%, 31%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2018, and represented 37%, 33%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2018. Customers A, B, and C accounted for 28%, 27%, and 35%, respectively, of gross product sales for the nine months ended September 30, 2017 and represented 36%, 27%, and 24%, respectively, of the gross accounts receivable balance as of September 30, 2017. The Company has not experienced any significant write-offs of its accounts receivable.

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

The following tables present information about the Company’s assets and liabilities as of September 30, 2018 and December 31, 2017 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2018
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,834	$9,834	$—	$—

	December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,317	$9,317	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$29,460		$21,569
Long-term debt from royalty-bearing instrument	53,924		70,834
Total long-term debt from royalty-bearing instrument	$83,384	$83,200	$92,403	$88,000

2017 Notes	29,159	103,583	28,992	38,200

The estimated fair value of the long-term debt from royalty-bearing instrument pursuant to the December 2012 financing is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2017 Notes is calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, is calculated using a Level 3 binomial model. The carrying value of the 2017 Notes as of September 30, 2018 and December 31, 2017 includes a debt discount of $0.8 million and $1.0 million, respectively, which is being amortized as non-cash interest expense over the expected term of the 2017 Notes, through the first optional put date in January 2022.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of September 30, 2018, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.5 and 4.3 years, (ii) coupon rates of between 5.4% and 10.8% and (iii) market yields of between 7.0% and 12.0%. As of December 31, 2017, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 4.3 years, (ii) coupon rates of between 5.8% and 10.8% and (iii) market yields of between 10.2% and 18.4%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the nine months ended September 30, 2018. The Company also recognized no gain or loss on change in fair value of derivative liability for the nine months ended September 30, 2017.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The standard clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under the provisions of this new standard, it is expected that more transactions will be accounted for as asset acquisitions rather than business acquisitions. The Company adopted this standard effective January 1, 2018 and, in accordance with the ASU, will apply it prospectively. The Company does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

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

The Company also considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2018:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 11.8 years. The carrying value as of September 30, 2018 and December 31, 2017 is as follows:

In thousands	September 30, 2018	December 31, 2017
Technology rights	$11,624	$11,624
Accumulated amortization	(3,982)	(3,498)
Intangible asset, net	$7,642	$8,126

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of September 30, 2018 and December 31, 2017 consist of the following:

In thousands	September 30, 2018	December 31, 2017
Raw materials	$8,709	$7,044
Work in process	11,597	10,844
Finished goods	23,655	12,372
Inventory	43,961	30,260
Inventory reserve	(288)	—
Inventory, net	$43,673	$30,260

(5)	Debt

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

As of September 30, 2018, the remaining amount to be repaid to CPPIB is $94.1 million. During the three and nine months ended September 30, 2018, the Company made repayments under the agreement of $5.3 million and $15.0 million, respectively, to CPPIB and an additional $5.5 million is scheduled to be paid in November 2018 for the third quarter of 2018. These payments were calculated based on the threshold limitation, as described below, as opposed to the scheduled quarterly repayments. Additional quarterly repayments, subject to the threshold limitation, are scheduled to be paid. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB.

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

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the nine months ended September 30, 2018 and 2017.

As of September 30, 2018 and December 31, 2017, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $83.4 million and $92.4 million, respectively. During the nine months ended September 30, 2018, the Company recorded cash and non-cash interest expense of $4.3 million and $1.5 million, respectively, in connection with the royalty-bearing instrument. During the nine months ended September 30, 2017, the Company recorded $4.8 million and $1.6 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. In January 2017, holders of the 3.5% exchangeable senior notes due 2032 (the “2012 Notes”) exercised their option to put approximately

$15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes, such that no 2012 Notes remained outstanding as of September 30, 2017. The carrying value of the related conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument. As of September 30, 2018 and December 31, 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

January 2017 Exchangeable Senior Notes

On January 20, 2017, the Company and Corsicanto II DAC (“Corsicanto II”), a designated activity company formed under the laws of Ireland and a wholly owned subsidiary of the Company, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which Corsicanto II issued and sold $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047 (the “2017 Notes”) at an issue price of 100%. The net proceeds from the offering were $28.8 million after deducting placement agent fees and offering expenses payable by the Company. The offering of the 2017 Notes closed on January 25, 2017. Corsicanto II has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2017 Notes. On October 19, 2018, the Company announced that it exercised its option to mandatorily exchange the entirety of the 2017 Notes into ADSs upon satisfaction of the specified equity conditions as described below. When completed on November 2, 2018, the mandatory exchange will result in extinguishment of the debt and issuance of an aggregate amount of 7,716,048 ADSs, subject to certain adjustments as provided in the 2017 Notes, such that the Company will have no outstanding debt or related interest obligations.

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

The initial exchange rate is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances. The initial exchange price for the 2017 Notes represents a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes are to be settled in ADSs. The exchange rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the payment of cash dividends. In the event of physical settlement, the 2017 Notes would be exchangeable into a total of 7,716,048 ADSs, subject to certain adjustments as provided in the Indenture. Based on the closing price of the Company’s stock as of September 30, 2018, the value of the shares if converted on that date would exceed the principal amount of the 2017 Notes by $95.5 million.

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

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs are presented as a direct deduction from the debt liability on the condensed consolidated balance sheets. This discount is being amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of September 30, 2018 and December 31, 2017, the carrying value of the 2017 Notes, net of unamortized discount, was $29.2 million and $29.0 million, respectively.

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

During the nine months ended September 30, 2018, the Company recognized interest expense of $1.0 million related to the 2017 Notes, of which $0.2 million represents non-cash interest and $0.8 million represents contractual coupon interest. During the nine months ended September 30, 2017, the Company recognized interest expense of $0.9 million related to the 2017 Notes, of which $0.1 million represents non-cash interest and $0.7 million represents contractual coupon interest. As of both September 30, 2018 and December 31, 2017, the Company had accrued interest of $0.2 million related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the condensed consolidated balance sheets. The Company made the contractual interest payments due on the 2017 Notes during the nine months ended September 30, 2018 and 2017 of $1.1 million and $0.5 million, respectively.

(6)	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and “Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 include discussions of the Company’s current legal proceedings. There have been no material changes to the matters described in those disclosures as of the date of this filing.

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

Nisshin, Chemport and Novasep are currently the three manufacturers from which the Company purchases API. As of September 30, 2018, the Company has no royalty, milestone or minimum purchase commitments with Nisshin. In the ordinary course, pursuant to the results of the REDUCE-IT study, the Company is increasing its orders for API from these manufacturers while taking steps to help qualify at least one additional potential API manufacturer.

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

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.8 million as of September 30, 2018). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.5 million as of September 30, 2018) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.0 million as of September 30, 2018).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of September 30, 2018.

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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144. During the year ended December 31, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs.

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

On March 30, 2015, in connection with the closing of the private placement, and pursuant to a pre-existing contractual right to participate in certain private placement transactions effected by the Company, the Company entered into a separate subscription agreement with an existing investor, Sofinnova Venture Partners VII L.P. (Sofinnova), for the purchase of an additional $5.8 million of restricted American Depositary Shares, each representing one (1) share of the Company’s Series A Preference Shares, at the same price per share and otherwise on substantially the same terms as the initial private placement (the “Second Private Placement”). In accordance with applicable marketplace rules of the NASDAQ Stock Market, the consummation of the Second Private Placement was conditioned upon approval by the Company’s shareholders at a future meeting of the Company’s shareholders. Such approval was received at the Company’s Annual General Meeting of Shareholders on July 6, 2015 and as a result, the closing of the Second Private Placement occurred on July 10, 2015. The Company issued 38,867,180 restricted ADSs, each representing one Series A Preference Share, which could be consolidated and redesignated from time to time up to a maximum of 3,886,718 ordinary shares, each ordinary share to be represented by one ADS. For each restricted ADS, Sofinnova paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis) resulting in gross proceeds to the Company of $5.8 million. At the time of the transaction, Dr. James Healy was a member of the Company’s Board and a managing general partner of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova. Dr. James Healy resigned as Director of the Company’s Board effective December 20, 2016.

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

During the three months ended September 30, 2018, the Company issued 3,886,718 ADSs upon consolidation and redesignation of Series A Preference Shares at the request of the holder, such that a maximum of 28,931,746 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of September 30, 2018, subject to certain adjustments for dilutive events.

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

Incentive Equity Awards

As of September 30, 2018, there were an aggregate of 21,036,913 stock options and 9,634,188 restricted stock units (“RSUs”) outstanding, representing approximately 6% and 3%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the nine months ended September 30, 2018 and 2017, the Company issued 5,439,239 and 259,195 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $16.5 million during the nine months ended September 30, 2018 and $0.5 million during the nine months ended September 30, 2017. The Company recorded a receivable of $23.2 million in other receivables on the condensed consolidated balance sheet as of September 30, 2018 representing the cost of shares plus taxes withheld due from financial institutions resulting from the timing of stock option exercises in late September 2018, which amounts were collected in early October 2018.

In September 2018, in connection with positive REDUCE-IT results, the Company issued 2,499,750 shares upon vesting of performance-based RSUs granted in 2015, of which 764,819 shares were retained as treasury shares as settlement of employee tax obligations.

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

On May 15, 2017, October 2, 2017, and March 12, 2018, the Company granted a total of 2,310,000 RSUs, 220,000 RSUs, and 970,000 RSUs, respectively, to employees under the 2011 Plan that vest over three years commencing after REDUCE-IT results upon the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth.

On February 1, 2017, the Company granted a total of 1,575,000 RSUs and 2,642,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest over a four-year period. During the nine months ended September 30, 2018, the Company issued 506,679 common shares related to the vesting of these RSUs, of which 183,828 shares were retained as treasury shares as settlement of employee tax obligations.

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

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the Agreement, as amended, the Company is incurring expense for both the annual co-promotion fee, which in 2018 is calculated as eighteen-and-a-half percent (18.5%) of Vascepa gross margin, plus accrual for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the Agreement, as amended, after expiration of the Agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the Agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement.

This co-promotion tail payment obligation is being accrued by the Company in 2018. As of September 30, 2018 and December 31, 2017, the Company accrued $10.8 million and nil, respectively, related to such co-promotion tail payments.

As of September 30, 2018 and December 31, 2017, the Company had a net payable of $18.0 million and $8.3 million, respectively, to Kowa Pharmaceuticals America, Inc. representing co-promotion fees, net of reimbursable amounts incurred for samples and other marketing expenses, and accrual for co-promotion tail payments payable to Kowa Pharmaceuticals America, Inc.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2018 and 2017:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2017	$12,035	$32,064	$1,887	$2,107	$48,093
Provision related to current period sales	30,814	128,905	812	14,636	175,167
Provision related to prior period sales	(660)	(836)	—	(69)	(1,565)
Credits/payments made for current period sales	(15,908)	(76,015)	—	(15,038)	(106,961)
Credits/payments made for prior period sales	(11,657)	(29,594)	(69)	(2,297)	(43,617)
Balance as of September 30, 2018	$14,624	$54,524	$2,630	$(661)	$71,117

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2016	$3,743	$20,915	$859	$1,681	$27,198
Provision related to current period sales	24,780	87,499	1,496	10,796	124,571
Provision related to prior period sales	(297)	(841)	—	(82)	(1,220)
Credits/payments made for current period sales	(11,061)	(62,014)	(391)	(8,834)	(82,300)
Credits/payments made for prior period sales	(3,107)	(16,722)	(24)	(1,770)	(21,623)
Balance as of September 30, 2017	$14,058	$28,837	$1,940	$1,791	$46,626

Licensing Revenue

The Company enters into licensing agreements which are within the scope of Topic 606, Revenue from Contracts with Customers, under which it licenses certain rights to Vascepa for uses that are currently commercialized and under development by the Company. The terms of these arrangements typically include payment to the Company of one or more of the following: non-

refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in licensing revenues.

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

Upon closing of the collaboration agreement, the Company made a non-refundable, non-creditable upfront payment of approximately $2.7 million, which was recorded in research and development expense in the condensed consolidated statement of operations for the nine months ended September 30, 2018. In addition, the agreement provides for the Company to pay milestone payments upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the “China Territory.” Under the terms of the DCS Agreement, the Company granted to Eddingpharm an exclusive (including as to the Company) license with right to sublicense to develop and commercialize Vascepa in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and REDUCE-IT clinical trials of Vascepa.

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

In addition to the non-refundable, up-front and regulatory milestone payments described above, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $153.0 million as well as tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $2.0 million to $15.0 million for a total of $33.0 million. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

The transaction price includes the $15.0 million up-front consideration received and the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication. None of the other clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Eddingpharm and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the nine months ended September 30, 2018 and 2017, the Company recognized $0.1 million and $0.9 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. Through September 30, 2018 and December 31, 2017, the Company has recognized $2.8 million and $3.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the performance obligation. The remaining transaction price of $13.2 million and $12.9 million is recorded in deferred revenue as of September 30, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 16 years.

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

HLS Therapeutics, Inc.

In September 2017, the Company entered into an agreement with HLS Therapeutics Inc. (“HLS”), a company incorporated under the laws of Canada, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. The Company is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT-related activities.

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company is entitled to receive a non-refundable $2.5 million milestone payment which is recorded in other receivables on the condensed consolidated balance sheet as of September 30, 2018. In addition to the non-refundable, up-front and regulatory milestone payments just described, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $57.5 million, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

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

The transaction price includes the $5.0 million up-front consideration and the $2.5 million milestone related to the achievement of the REDUCE-IT trial primary endpoint. None of the other regulatory milestones have been included in the transaction price, as all of the remaining regulatory milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to HLS and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the nine months ended September 30, 2018 and 2017, the Company recognized $0.5 million and less than $0.1, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. Through September 30, 2018 and December 31, 2017, the Company has recognized $0.7 million and $0.1 million, respectively, as licensing revenue under the agreement concurrent with the support provided by Amarin to HLS in achieving the performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined performance obligation. The remaining transaction price of $6.8 million and $4.9 million is recorded in deferred revenue as of September 30, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2018:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2018:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$19,054	$2,500	$(598)	$20,956

During the nine months ended September 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Nine Months Ended September 30,
Revenue recognized in the period from:	2018
Amounts included in contract liability at the beginning of the period	$405
Performance obligations satisfied in previous periods	$193

(11)Subsequent Events

The Company has evaluated subsequent events from September 30, 2018 through the date of the issuance of these condensed consolidated financial statements.

On October 19, 2018, the Company announced that it exercised its option to mandatorily exchange the entirety of the 2017 Notes into ADSs. Refer to January 2017 Exchangeable Senior Notes in Note 5—Debt for further discussion.

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

Overview

We are a pharmaceutical company with expertise in lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health.

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

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, which commenced in May 2014 and extends until the end of 2018. Prior to REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. We are currently increasing the size of our sales force to a planned total of over 400 sales professionals in the United States in connection with positive REDUCE-IT results and expanding our promotion of Vascepa.

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

We recently announced topline results of the REDUCE-IT (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular outcomes study of Vascepa, which we started in December 2011. REDUCE-IT, a multinational, prospective, randomized, double-blind, placebo-controlled study, is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. The REDUCE-IT study, since its inception in 2011, was conducted based on a special protocol assessment, or SPA, agreement with the FDA. In REDUCE-IT, cardiovascular event rates for patients on stable statin therapy plus 4 grams per day of Vascepa were compared to cardiovascular event rates for patients on stable statin therapy plus placebo. In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. Since patient enrollment commenced in 2011, over 35,000 patient years of study experience were accumulated in the REDUCE-IT study. The REDUCE-IT study topline results were made public in September 2018, and broader reporting of results is planned at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 in Chicago, Illinois. Based on the final positive results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa in the United States and to continue to develop Vascepa commercially in major markets around the world.

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

In April 2015, we received a Complete Response Letter, or CRL, from the FDA in response to our supplemental new drug application, or sNDA, that sought approval of Vascepa for use in patients with mixed dyslipidemia, based on the successful ANCHOR study. The CRL followed an October 2013 rescission by the FDA of a special protocol assessment, or SPA, agreement and three failed attempts by us to appeal that rescission at FDA. The FDA has acknowledged the success of the ANCHOR study, which met all primary and secondary endpoints. However, FDA determined that there were insufficient data to conclude that drug-induced changes in serum triglycerides could be recognized by the FDA as a valid surrogate for reducing cardiovascular risk in the ANCHOR population for the purpose of regulatory approval of a drug targeted at a triglyceride-lowering indication in this population. The FDA has acknowledged that the standard of proof required by the FDA for approval of a new drug indication is higher than that generally used to inform patient treatment guidelines and that used by physicians in clinical practice. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population and the FDA encouraged us to complete the REDUCE-IT outcomes study. Based on our communications with the FDA, we expect that the FDA’s review and analysis of our final positive results from the REDUCE-IT outcomes study will be required for FDA-approved label expansion for Vascepa. We anticipate submitting an sNDA to the FDA in early 2019 based on the positive results of the REDUCE-IT study.

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

In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and, in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. In September 2018, in connection with the public release of topline REDUCE-IT results, we commenced communications to healthcare professionals which were intended to ensure we meet our continuing obligation to update healthcare professionals regarding off-label use of Vascepa to ensure that our communications remain truthful and non-misleading, which we believe is consistent with the federal court approved settlement under Amarin Pharma, Inc. et al. v. United States Food and Drug Administration et al., 119 F.Supp.3d 196, 236 (S.D.N.Y. 2015). While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required.

Commercialization – United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. Prior to REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. We are currently increasing the size of our sales force to a planned total of over 400 sales professionals in connection with positive REDUCE-IT results and expanding our promotion of Vascepa. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa.

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

Under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties have agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and have agreed to specific performance requirements detailed in the related agreement. The performance requirements include a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position refers to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position refers to when a sales representative’s primary purpose in detailing is to promote another product, but they also devote time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. has also agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We will continue to recognize all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. is entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that varies during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which is the last year of the agreement, as amended, we are incurring expense for both the annual co-promotion fee, which in 2018 is calculated as eighteen-and-a-half percent (18.5%) of Vascepa gross margin, plus accrual for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee. Assuming Kowa Pharmaceuticals America, Inc. fulfills its obligations in accordance with the terms of the agreement, as amended, after expiration of the agreement, Kowa Pharmaceuticals America, Inc. is eligible to receive up to three years of co-promotion tail payments equal to declining percentages of the co-promotion fee amount earned in the final year of the agreement with the sum of the three years of co-promotion tail payments totaling less than the co-promotion fee amount earned in the final year of the agreement.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2018 was approximately 458,000 compared to 430,000, 391,000 and 384,000 in the three months ended June 30, 2018, March 31, 2018 and September 30, 2017, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2018 was approximately 457,000 compared to 430,000, 392,000 and 374,000 in the three months ended June 30, 2018, March 31, 2018 and September 30, 2017, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential of Vascepa to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In September 2018, in connection with the public release of topline REDUCE-IT results, we commenced communications to healthcare professionals which were intended to ensure we meet our continuing obligation to update healthcare professionals regarding off-label use of Vascepa to ensure that our communications remain truthful and non-misleading, which we believe is consistent with the federal court approved settlement under Amarin Pharma, Inc. et al. v. United States Food and Drug Administration et al., 119 F.Supp.3d 196, 236 (S.D.N.Y. 2015).

Commercialization – Outside the United States

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States based on the MARINE, ANCHOR and REDUCE-IT clinical trials of Vascepa. Under the agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. We will provide development assistance and be responsible for supplying the product. Terms of the agreement include up-front and milestone payments to us of up to $169.0 million, including a non-refundable $15.0 million up-front payment received at closing and a non-refundable milestone payment of $1.0 million received upon successful submission of a clinical trial application, or CTA, with respect to the MARINE indication for Vascepa to the Chinese regulatory authority in March 2016. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China. We are also entitled to receive future regulatory and sales-based milestone payments of up to an additional $153.0 million. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $2.0 million to $15.0 million for a total of $33.0 million. The sales-based milestone events occur when annual aggregate net sales of Vascepa in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Eddingpharm will also pay us tiered double-digit percentage royalties on net sales of Vascepa in the China Territory escalating to the high teens. We will supply finished product to Eddingpharm under negotiated terms.

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

In September 2017, we entered into an agreement with HLS to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. We will be responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT-related activities. Terms of the agreement include up-front and milestone payments to us of up to $65.0 million. These payments include a non-refundable $5.0 million up-front payment received in two equal installments, the first of which was received at closing with the second received upon the six-month anniversary of the closing, as well as a non-refundable milestone payment of $2.5 million received upon achievement of the REDUCE-IT trial primary endpoint. In addition to the non-refundable, up-front payment, we are entitled to receive certain regulatory and sales-based milestone payments of up to an additional $57.5 million, the timing and achievability of which cannot be determined at least until discussions with Canadian regulatory authorities have commenced, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Research and Development

REDUCE-IT is the first prospective cardiovascular outcomes study of any drug in a population of patients who, despite stable statin therapy, have elevated triglyceride levels. REDUCE-IT is a multinational, prospective, randomized, double-blind, placebo-controlled study designed to assess the cumulative effect on the rate of cardiovascular events for patients treated with Vascepa as an add-on to statin therapy compared to the corresponding rate of cardiovascular events for patients treated with placebo on top of statin therapy. REDUCE-IT was not designed to demonstrate that lowering triglycerides alone in the study population is sufficient to lower the rate of major adverse cardiovascular events compared to placebo. Rather, it was designed to test the hypothesis that the clinical effects of Vascepa, including, but not limited to, its impact on triglyceride lowering, are effective in lowering the rate of major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. Based on the final positive results of REDUCE-IT, we plan to seek additional indications for Vascepa beyond the indications studied in the ANCHOR or MARINE trials.

In 2016, we completed patient enrollment and randomization of 8,175 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial.

The REDUCE-IT study topline study results were made public in September 2018, and broader reporting of results is planned at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 in Chicago, Illinois.

The REDUCE-IT study, since its inception in 2011, was conducted based on a SPA agreement with the FDA. Since patient enrollment commenced in 2011, over 35,000 patient years of study experience were accumulated in the REDUCE-IT study. Our scientific rationale for the REDUCE-IT study was supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. Our scientific rationale for the REDUCE-IT study was also supported by research on the putative cardioprotective effects of EPA as presented in scientific literature. It is possible that the effects of EPA may be due not to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature explore potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. The REDUCE-IT study was needed to determine the clinical benefit of Vascepa therapy in statin-treated patients with controlled levels of LDL cholesterol, elevated triglyceride levels and other cardiovascular risk factors.

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

Financial Position

We believe that our cash and cash equivalents of $81.9 million as of September 30, 2018 will be sufficient to fund our projected operations through planned expansion of our sales force and the anticipated submission in early 2019 of a supplemental new drug application (sNDA) with the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and in light of the recently announced successful results of the REDUCE-IT study, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

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

(Provision for) Benefit from Income Taxes. (Provision for) benefit from income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the three and nine months ended September 30, 2018 and 2017 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the three and nine months ended September 30, 2018 and 2017 is zero.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our significant accounting policies is contained in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our critical accounting policies, significant judgments and estimates during the nine months ended September 30, 2018, other than as set forth below.

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

We sell Vascepa principally to a limited number of Distributors that in turn resell Vascepa to retail pharmacies that subsequently resell it to patients and healthcare providers. We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, we recognize revenue when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. We recognized net product revenues of $151.3 million and $126.3 million based on sales to Distributors during the nine months ended September 30, 2018 and 2017, respectively.

We have written contracts with our Distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the nine months ended September 30, 2018 and 2017.

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

At the inception of each arrangement that includes development, regulatory and commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone as well as the level of effort and investment required. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development, regulatory and commercial milestones and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect licensing revenues and earnings in the period of adjustment.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and September 30, 2017

Product Revenue, net. We recorded net product revenue of $55.0 million and $47.1 million during the three months ended September 30, 2018 and 2017, respectively, an increase of $7.9 million, or 17%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 74,000 and 83,000, respectively, over the three months ended September 30, 2017, representing growth of 19% and 22%, respectively.

All of our product revenue in the three months ended September 30, 2018 and 2017 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the quarters ended September 30, 2018 and 2017, our net product revenue included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended September 30, 2018 and 2017 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended September 30, 2018 and 2017 was $0.4 million and $0.3 million, respectively. Licensing revenue relates to the amortization of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, as well as amortization of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was receivable following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2018.

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2018 and 2017 was $13.5 million and $11.9 million, respectively, an increase of $1.6 million, or 14%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2018 and 2017 was sourced from three API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2018 to be similar to 2017. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for each of the three months ended September 30, 2018 and 2017 was 75%.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2018 and 2017 was $50.0 million and $33.2 million, respectively, an increase of $16.8 million, or 51%. Selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 are summarized in the table below:

	Three months ended September 30,
In thousands	2018	2017
Selling, general and administrative expense (1)	$33,200	$24,295
Co-promotion fees (2)	11,157	5,928
Non-cash stock-based compensation expense (3)	5,603	2,971
Total selling, general and administrative expense	$49,960	$33,194

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the three months ended September 30, 2018 and 2017 was $33.2 million and $24.3 million, respectively, an increase of $8.9 million, or 37%. This increase is due primarily to increased promotional activities, including commercial spend in preparation for successful REDUCE-IT results (announced on September 24, 2018), including costs for pilot direct-to-consumer activities of approximately $5 million.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended September 30, 2018 and 2017 were $11.2 million and $5.9 million, respectively, an increase of $5.2 million, or 88%. The increase is due primarily to an accrual for co-promotion tail payments of $3.9 million in the third quarter of 2018 as well as an increase in gross margin on product sales, upon which the co-promotion fees are calculated for the third quarter of 2018 compared to the same period in 2017.

(3)

Non-cash stock-based compensation expense for each of the three months ended September 30, 2018 and 2017 was $5.6 million and $3.0 million, respectively, an increase of $2.6 million, or 89%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions.

Research and Development Expense. Research and development expense for the three months ended September 30, 2018 and 2017 was $14.1 million and $10.7 million, respectively, an increase of $3.4 million, or 32%. Research and development expenses for the three months ended September 30, 2018 and 2017 are summarized in the table below:

	Three months ended September 30,
In thousands	2018	2017
REDUCE-IT study (1)	$9,414	$7,696
Regulatory filing fees and expenses (2)	419	442
Internal staffing, overhead and other (3)	3,191	2,032
Research and development expense, excluding non-cash expense	13,024	10,170
Non-cash stock-based compensation expense (4)	1,048	524
Total research and development expense	$14,072	$10,694

The increase in research and development expenses for the quarter ended September 30, 2018, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. The REDUCE-IT study results have been accepted for presentation at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018. We managed the study through a contract research organization (CRO) through which all costs for this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. We expense costs for CTM when allocated to clinical research. For the three months ended September 30, 2018 and 2017, we incurred expenses through our CRO in connection with this trial of approximately $6.8 million and $6.6 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the three months ended September 30, 2018 and 2017 for REDUCE-IT were approximately $9.4 million and $7.7 million, respectively. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. The increase in expenses in the third quarter of 2018 as compared to the same period in 2017 is primarily due to costs associated with data collection and analysis related to the REDUCE-IT study. We anticipate that our costs for this outcomes study, including publication of study results and submission of an sNDA seeking expanded labeling for Vascepa in the United States and potential international regulatory submissions, will continue to represent the most significant component of our research and development expenditures through the balance of 2018 and 2019.

(2)

The regulatory filing fees in each of the quarters ended September 30, 2018 and 2017 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. These costs increased in 2018 compared to 2017 in support of publishing results of the REDUCE-IT study and preparing potential regulatory filings based on the results of the study.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Interest Expense, net. Net interest expense for the three months ended September 30, 2018 and 2017 was $2.2 million and $2.4 million, respectively, a decrease of $0.2 million, or 10%. Net interest expense for the three months ended September 30, 2018 and 2017 is summarized in the table below:

	Three months ended September 30,
In thousands	2018	2017
Exchangeable senior notes (1):
Amortization of debt discounts	$56	$54
Contractual coupon interest	263	260
Total exchangeable senior notes interest expense	319	314
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,377	1,599
Non-cash interest	491	535
Total long-term debt from royalty-bearing instrument interest expense	1,868	2,134
Other interest expense	74	1
Total interest expense	2,261	2,449
Interest income (3)	(98)	(48)
Total interest expense, net	$2,163	$2,401

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the three months ended September 30, 2018 and 2017 was $0.3 million in each period.
(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended September 30, 2018 and 2017 was $1.9 million and $2.1 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended September 30, 2018 and 2017 was $0.1 million and less than $0.1 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the three months ended September 30, 2018 and 2017 was expense of $0.1 million and income of less than $0.1 million, respectively. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

Product Revenue, net. We recorded net product revenue of $151.3 million and $126.3 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $24.9 million, or 20%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 229,000 and 251,000, respectively, over the nine months ended September 30, 2017, representing growth of 22% and 24%, respectively.

All of our product revenue in the nine months ended September 30, 2018 and 2017 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the nine months ended September 30, 2018 and 2017, our net product revenue included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the nine months ended September 30, 2018 and 2017 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the nine months ended September 30, 2018 and 2017 was $0.6 million and $0.9 million, respectively, a decrease of $0.3 million, or 33%. Licensing revenue relates to the amortization of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016,  as well as amortization of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was receivable following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2018.

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2018 and 2017 was $37.0 million and $31.5 million, respectively, an increase of $5.5 million, or 17%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2018 and 2017 was sourced from three API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2018 to be similar to 2017. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the nine months ended September 30, 2018 and 2017 was 76% and 75%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2018 and 2017 was $147.3 million and $98.9 million, respectively, an increase of $48.4 million, or 49%. Selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 are summarized in the table below:

	Nine months ended September 30,
In thousands	2018	2017
Selling, general and administrative expense (1)	$104,927	$74,315
Co-promotion fees (2)	30,512	15,729
Non-cash stock-based compensation expense (3)	11,871	8,866
Total selling, general and administrative expense	$147,310	$98,910

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the nine months ended September 30, 2018 and 2017 was $104.9 million and $74.3 million, respectively, an increase of $30.6 million, or 41%. This increase is due primarily to increased promotional activities, including commercial spend in preparation for successful REDUCE-IT results (announced on September 24, 2018), including costs for pilot direct-to-consumer activities of approximately $18 million, as well as payment of $2.0 million made in connection with the settlement agreement reached with Teva Pharmaceuticals USA, Inc. in May 2018.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the nine months ended September 30, 2018 and 2017 were $30.5 million and $15.7 million, respectively, an increase of $14.8 million, or 94%. The increase is due primarily to an accrual for co-promotion tail payments of $10.7 million in 2018 as well as an increase in gross margin on product sales, upon which the co-promotion fees are calculated for the nine months ended September 30, 2018 compared to the same period in 2017.

(3)

Non-cash stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was $11.9 million and $8.9 million, respectively, an increase of $3.0 million, or 34%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2018 and 2017 was $44.0 million and $35.2 million, respectively, an increase of $8.8 million, or 25%. Research and development expenses for the nine months ended September 30, 2018 and 2017 are summarized in the table below:

	Nine months ended September 30,
In thousands	2018	2017
REDUCE-IT study (1)	$29,650	$25,824
Regulatory filing fees and expenses (2)	888	778
Internal staffing, overhead and other (3)	11,294	7,004
Research and development expense, excluding non-cash expense	41,832	33,606
Non-cash stock-based compensation expense (4)	2,161	1,605
Total research and development expense	$43,993	$35,211

The increase in research and development expenses for the nine months ended September 30, 2018, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. The REDUCE-IT study results have been accepted for presentation at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018. We managed the study through a contract research organization (CRO) through which all costs for this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. We expense costs for CTM when allocated to clinical research. For the nine months ended September 30, 2018 and 2017, we incurred expenses through our CRO in connection with this trial of approximately $22.7 million and $22.4 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the nine months ended September 30, 2018 and 2017 for REDUCE-IT were approximately $29.7 million and $25.8 million, respectively. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. The increase in expenses in 2018 as compared to 2017 is primarily due to costs associated with last patient study visits and data collection and analysis related to the REDUCE-IT study. We anticipate that our costs for this outcomes study, including publication of study results and submission of an sNDA seeking expanded labeling for Vascepa in the United States and potential international regulatory submissions, will continue to represent the most significant component of our research and development expenditures through the balance of 2018 and 2019.

(2)

The regulatory filing fees in each of the nine months ended September 30, 2018 and 2017 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. These costs increased in 2018 compared to 2017 in support of publishing results of the REDUCE-IT study and preparing potential regulatory filings based on the results of the study. Other research and development expenses for the nine months ended September 30, 2018 also include a non-refundable, non-creditable upfront payment of approximately $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Interest Expense, net. Net interest expense for the nine months ended September 30, 2018 and 2017 was $6.2 million and $7.1 million, respectively, a decrease of $0.9 million, or 13%. Net interest expense for the nine months ended September 30, 2018 and 2017 is summarized in the table below:

	Nine months ended September 30,
In thousands	2018	2017
Exchangeable senior notes (1):
Amortization of debt discounts	$166	$146
Contractual coupon interest	788	743
Total exchangeable senior notes interest expense	954	889
Long-term debt from royalty-bearing instrument (2):
Cash interest	4,332	4,835
Non-cash interest	1,520	1,591
Total long-term debt from royalty-bearing instrument interest expense	5,852	6,426
Other interest expense	74	5
Total interest expense	6,880	7,320
Interest income (3)	(692)	(223)
Total interest expense, net	$6,188	$7,097

(1)	Cash and non-cash interest expense related to the exchangeable senior notes for the nine months ended September 30, 2018 and 2017 was $1.0 million and $0.9 million, respectively.
(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the nine months ended September 30, 2018 and 2017 was $5.9 million and $6.4 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the nine months ended September 30, 2018 and 2017 was $0.7 million and $0.2 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the nine months ended September 30, 2018 and 2017 was expense of $0.1 million and income of $0.1 million, respectively. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2018 include cash and cash equivalents of $81.9 million. In February 2018, we completed a public offering of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting estimated offering expenses payable by us. Our projected uses of cash include expansion of our sales force and initiatives for medical education and market awareness following successful REDUCE-IT results, increasing inventory purchases, and general corporate and working capital purposes. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2018	2017
Cash (used in) provided by:
Operating activities	$(62.4)	$(30.7)
Investing activities	(0.1)	—
Financing activities	70.7	11.5
Increase (decrease) in cash and cash equivalents	$8.3	$(19.2)

 Net cash used in operating activities during the nine months ended September 30, 2018 increased compared to the same period in 2017 primarily as a result of commercial and R&D activities associated with preparation for completion of the REDUCE-IT study, including payment for increased levels of Vascepa inventory, partially offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to

CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of September 30, 2018, the net remaining amount to be repaid to CPPIB is $94.1 million. To date, our net revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of September 30, 2018, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold for royalty based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

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

The 2017 Notes were issued pursuant to an indenture dated as of January 25, 2017, by and among Corsicanto II, us as guarantor, and Wilmington Trust, National Association, as trustee. The 2017 Notes are the senior unsecured obligations of the Issuer and are guaranteed by us. The 2017 Notes bear interest at a rate of 3.5% per annum from, and including, January 25, 2017, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2017. The 2017 Notes will mature on January 15, 2047, unless earlier repurchased, redeemed or exchanged. On or after January 19, 2021, we may redeem for cash all or a portion of the 2017 Notes at a redemption price of 100% of the aggregate principal amount of the 2017 Notes to be redeemed, plus accrued and unpaid interest. On January 19, 2022, holders of the 2017 Notes may require that we repurchase in cash all or any portion of the 2017 Notes at a price equal to 100% of the aggregate principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest. At any time prior to January 15, 2047, the holders may exchange their 2017 Notes for ADSs at their option, and we may mandatorily exchange the 2017 Notes if the price of our shares trades above 130% of the exchange price then in effect for 20 VWAP trading days in any 30 consecutive VWAP trading day period (as defined in the indenture). The initial exchange rate for such conversion is 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS), subject to adjustment upon the occurrence of certain events, including the payment of cash dividends. Upon exchange, the 2017 Notes are to be settled in ADSs. On October 19, 2018, we announced that we exercised our option to mandatorily exchange the entirety of the 2017 Notes into ADSs. When completed on November 2, 2018, the mandatory exchange will result in extinguishment of the debt and issuance of an aggregate amount of 7,716,048 ADSs, subject to certain adjustments as provided in the 2017 Notes, such that we will have no outstanding debt or related interest obligations.

During 2018, we increased our inventory balance by approximately $9 million to build in preparation for anticipated revenue growth resulting from positive REDUCE-IT results.

As of September 30, 2018, we had cash and cash equivalents of $81.9 million, an increase of $8.3 million from December 31, 2017. The increase is primarily due to proceeds from the public offering financing and accounts receivable collections, partially offset by net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT. As of September 30, 2018, we had accounts receivable, net, of $47.6 million and other receivables of $25.7 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of September 30, 2018. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, payments to our Vascepa co-promotion partner, and expanded Vascepa promotional activities resulting from positive REDUCE-IT results. We believe that our cash and cash equivalents of $81.9 as of September 30, 2018 will be sufficient to fund our projected operations through planned expansion of our sales force and the anticipated submission in early 2019 of a supplemental new drug application (sNDA) with the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and in light of the recently announced successful results of the REDUCE-IT study, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

Contractual Obligations

We have Vascepa API supply agreements with three independent companies from which we purchase qualified API supply: Nisshin, Chemport, and Finorga SAS, or Novasep. We also have encapsulation agreements with three FDA-approved commercial API encapsulators for Vascepa manufacturing: Patheon, Inc. (formerly Banner Pharmacaps, now part of Thermo Fisher Scientific), Catalent Pharma Solutions, and Capsugel Plöermel SAS, (now a Lonza company), or Capsugel. Our agreements with Chemport, Novasep, and Capsugel contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance. In the ordinary course, pursuant to the results of the REDUCE-IT study, we are increasing our orders for API from these manufacturers while taking steps to help qualify at least one additional potential API manufacturer.

We have certain marketing commitments, consisting of communication costs related to our direct-to-consumer activities, totaling approximately $8.6 million.

We have operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, net of sublease rental income.

Under the terms of the agreement with CPPIB, as successor in interest to BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of September 30, 2018, the net remaining amount to be repaid is $94.1 million. To date, our revenues have been below the contractual threshold amount such that each payment made has reflected the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. As of September 30, 2018, there are no quarterly contractual threshold payments remaining, such that the maximum amount payable is subject only to the calculated threshold limitation based on quarterly Vascepa net revenues. In accordance with the agreement, quarterly differences between the calculated optional reduction amounts and the contractual threshold amounts were rescheduled for payment beginning in the second quarter of 2017 and any such deferred payments will remain subject to continued application of the quarterly ceiling in amounts due established by the calculated threshold based on quarterly Vascepa net revenues. No additional interest expense or liability is incurred as a result of such deferred repayments and no cliff payment of the remaining balance is due except in the event of Company default or Company change of control. The agreement does not expire until $150.0 million in aggregate has been repaid. We can prepay an amount equal to $150.0 million less any previously repaid amount.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.5 million in each of the nine months ended September 30, 2018 and 2017. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.8 million as of September 30, 2018). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.5 million as of September 30, 2018) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.0 million as of September 30, 2018).

We do not enter into financial instruments for trading or speculative purposes. As of September 30, 2018, we had no outstanding forward exchange contracts.

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

As of September 30, 2018 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, we implemented certain internal controls in connection with our adoption of ASC Topic 606. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 include discussions of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing.

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

As a result of our reliance on a single product, Vascepa® (icosapent ethyl) capsules, and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depends on our ability to execute our commercial strategy for Vascepa in the United States. If commercialization efforts for Vascepa do not meet expectations, our business could be materially and adversely affected.

Even if we are able to successfully develop Vascepa outside the United States or develop additional products from our research and development efforts, the development time cycle for products typically takes several years. If we seek to diversify our development programs or product offerings through licensing or acquisitions, such transactions are also time-consuming, dilutive to existing shareholdings, and can be disruptive to operations. These dynamics can restrict our ability to respond rapidly to adverse business conditions for Vascepa. If demand for Vascepa does not meet expectations and we are not successful with development, we may not have the ability to effectively shift our resources to the development of alternative products or do so in a timely manner without suffering material adverse effects on our business. As a result, the lack of alternative markets and products we develop could constrain our ability to generate revenues and achieve profitability.

Factors out of our control make it more difficult for Vascepa to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

In January 2013, we launched Vascepa based on the U.S. Food and Drug Administration, or FDA, approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG > 500 mg/dL) hypertriglyceridemia. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of Vascepa on cardiovascular mortality and morbidity, or the risk for pancreatitis, in patients with severe hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

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

In September 2018, we announced topline results from the REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular (CV) outcomes study of Vascepa. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of Vascepa on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in major adverse cardiovascular events (MACE) in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. Vascepa was well tolerated in REDUCE-IT with a safety profile consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labelling. The proportions of patients experiencing adverse events and serious adverse events in REDUCE-IT were similar between the active and placebo treatment groups. Based on the final positive results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa in the United States and to continue to develop Vascepa commercially in major markets around the world.

Even though we have released topline results from the REDUCE-IT trial, our approved label for Vascepa in the United States currently remains unchanged pending additional interactions and review by the FDA. A failure to obtain an expanded label may make it more difficult for Vascepa to gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable. The degree of market acceptance of Vascepa for the MARINE indication and in ANCHOR patients and in any future indications and uses based on the REDUCE-IT trial or otherwise will depend on a number of factors, including:

•

the perceived efficacy and safety of Vascepa by prescribing healthcare professionals, as compared to no treatment and as compared to alternative treatments in various at risk patient populations, both as studied in clinical trials of Vascepa such as MARINE, ANCHOR and REDUCE-IT and not studied but for which the benefit/risk profile may be viewed as positive;

•	peer review of REDUCE-IT results and publication of results in one or more medical journals over time;
•	the FDA’s review and analysis of the results of the REDUCE-IT;
•	our ability to offer Vascepa for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;
•	publicity concerning Vascepa or competing products;
•	our ability to continually promote Vascepa in the United States outside of FDA-approved labeling and the related perception thereof;
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

As with any topline cardiovascular outcomes trial result announcement, further REDUCE-IT data assessment and data release will yield additional useful information to inform greater understanding of study outcome. That additional data may exceed, meet or not meet investor expectations. If the additional data do not meet expectations, the perception of REDUCE-IT results and Vascepa may suffer and our stock price may decline.

In September 2018, we announced topline results from the REDUCE-IT trial showing that the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. After announcement of favorable topline results from REDUCE-IT, additional data assessment and data release will yield additional useful information to inform greater understanding of study outcome. Generally, detailed trial data assessment may take several months and even years to complete and publish. More detailed presentation of REDUCE-IT results are scheduled first at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 in Chicago, Illinois. That presentation and additional data may exceed, match or may not meet investor expectations.

Aspects that could change and impact the final evaluation of the totality of the efficacy and safety data from REDUCE-IT may include some or all of the following:

•	the magnitude of the treatment benefit on the primary composite endpoint, its components, secondary endpoints and the primary and secondary risk prevention cohorts;
•	consideration of which components of the composite or secondary endpoints have the most clinical significance;
•	the consistency of the primary and secondary outcomes;
•	the consistency of findings across cohorts and important subgroups;
•	safety considerations and risk/benefit considerations;
•	consideration of REDUCE-IT results in the context of other clinical studies; and
•	study conduct and data quality, integrity and consistency.

If release of additional data do not meet expectations, the perception of REDUCE-IT results and the perceived value of Vascepa may suffer. If this occurs our business could suffer and our stock price could significantly decline.

Our current and planned commercialization efforts in the United States may not be successful in increasing sales of Vascepa.

Prior to REDUCE-IT results topline announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. We are currently increasing the size of our sales force to a planned total of over 400 sales professionals in the United States and expanding our promotion of Vascepa. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians.

In May 2014, we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014, which we amended in July 2017. Under the agreement, Kowa Pharmaceuticals America, Inc. co-promotes Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, along with our sales professionals based on a plan designed to focus on select sales territories that we believe have demonstrated the greatest potential for Vascepa sales growth, increasing both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking, and we have very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner. Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. is designed such that its co-promotion of Vascepa ceases at the end of 2018. If we do not extend this co-promotion agreement, enter into a co-promotion agreement with an equally capable company or hire equally capable sales representatives as part of our current sales force expansion plans, our sales may be negatively impacted.

In addition to sales force expansion in the United States, Amarin plans to work with its international partners to support regulatory efforts outside the United States based on REDUCE-IT results. We will again need to overcome challenges associated with rapidly hiring and training personnel and managing larger teams of people.

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

Our past and future off-label promotion of Vascepa could subject us to additional regulatory scrutiny and present unforeseen risks.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their FDA-approved products for uses that have not been approved by the FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act. However, recent case law has called into question the extent to which government in the United States, including FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of FDA-approved products such as Vascepa.

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of Vascepa in the ANCHOR population and promote on the potential of Vascepa to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of Vascepa at issue reflected recognized medical practice but was not approved by the FDA and is thus not covered by current FDA-approved labeling for the drug. Promotion of an off-label use has generally been considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of Vascepa. The physicians in the suit regularly treated patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data (the safety data from which was already and currently is in FDA-approved labeling of Vascepa) or the peer-reviewed research related to Vascepa and the potential for cardiovascular risk reduction.

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

In March 2016, we settled this litigation under terms by which the FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of Vascepa and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-

misleading. As part of the settlement, given, as expressed in the court’s opinion, that the dynamic nature of science and medicine is that knowledge is ever-advancing and that a statement that is fair and balanced one day may become incomplete or otherwise misleading in the future as new studies are done and new data is acquired, we agreed that we bear the responsibility to ensure that our communications regarding off-label use of Vascepa remain truthful and non-misleading, consistent with the federal court ruling.

While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required. Based on our communications with the FDA, we expect that the FDA’s review and analysis of our final positive results from the REDUCE-IT outcomes study will be required for FDA-approved label expansion for Vascepa. However, we proactively communicate results from the REDUCE-IT trial in a manner we believe is truthful and non-misleading and thus protected under the freedom of speech clause of the First Amendment to the United States Constitution.

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Data arising from studies of drug products are complex, such as the many studies that we believe show supportive but not conclusive research on the potential connection between the effects of EPA, the active ingredient in Vascepa, and cardiovascular risk reduction (e.g., the JELIS trial of a highly-pure EPA product in Japan by Mochida Pharmaceutical Co., Ltd., or Mochida, and other data using a variety of levels of evidence that connect EPA to favorable effects toward reduced cardiovascular risk. We, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials with respect to the outcome of these trials or other direct or indirect claims we make about Vascepa. Likewise, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials related to the REDUCE-IT results. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

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

Results of pending low dose omega-3 and other cardiovascular outcomes studies may negatively affect sales of Vascepa. For example, results of VITamin D and OmegA-3 TriaL (VITAL) are expected to be announced immediately before the presentation of REDUCE-IT results at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 in Chicago, Illinois. VITAL is an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk. Positive results due to the omega-3 component in VITAL may influence greater utilization of 1 gram daily of dietary supplements or Lovaza in a broad low cardiovascular risk population and in studied patients and may potentially cause an update of AHA recommendation for 1 gram per day of EPA and DHA based on trial results.

Likewise, earlier this year, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acids 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acids 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. Negative results from such studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite REDUCE-IT positive results and the highly-pure EPA active ingredient in Vascepa and its higher dose regimen.

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

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program (TRILOGY) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the first quarter of 2018.Acasti expects enrollment to be completed in Q4 2018 and study completion is expected by the end of 2019. We believe Micelle BioPharma Inc., or Micelle, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Micelle, after acquiring SC401 from Sancilio & Company, or Sancilio, is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Sancilio completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2018 announced the receipt of a complete response letter from the FDA for WAYLIVRA™ (volanesorsen), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). Akcea will continue to work with the FDA on the path forward for Waylivra for the treatment of FCS. Waylivra continues to be developed for the treatment of familial partial lipodystrophy (FPL).

A Phase 3 trial is currently ongoing studying Waylivra (volanesorsen) in patients with FPL(BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including Waylivra (volanesorsen). In June 2018, Gemphire Therapeutics announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. Gemphire announced plans to initiate a Phase III study for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients in the second half of 2018. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. Zydus Cadila has a Phase 2 development program for its lead molecule, Saroglitazar, in various indications, including severe hypertriglyceridemia in the United States. Study completion is expected in 2018. In August 2018, the company announced that it had suspended the Phase 2 trial in the severe hypertriglyceridemia indication due to study enrollment issues, while it continues development activities in other indications. The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia.

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

We filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties, collectively, Roxane, in the U.S. District Court for the District of Nevada. The case against Roxane is captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, West-Ward) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward is now captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., collectively, DRL, in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited, or collectively, Teva, in the U.S. District Court for the District of Nevada. The case against Teva was captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, we are seeking, among other remedies, an order enjoining each defendant from marketing generic versions of the 1-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits have been consolidated for pretrial proceedings.

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

In July 2018, as anticipated, we received a paragraph IV certification notice from DRL contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in August 2018, we filed a patent infringement lawsuit against DRL in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and Amarin have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case. Subject to the Court’s approval, the stipulation would stay the 0.5-gram case pending the Court’s final decision in the 1-gram cases.

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

Our only product, Vascepa, is a prescription-only form of EPA, an omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians will view the pharmaceutical grade purity and proven efficacy and safety of Vascepa as having a superior therapeutic profile to unproven and loosely regulated omega-3 fatty acid dietary supplements. In addition, the FDA has not yet enforced to the full extent of its regulatory authority what we view as illegal claims made by certain omega-3 fatty acid product manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that certain of such chemically altered products are dietary supplements and that certain of such products reduce triglyceride levels or could reduce cardiovascular risk.

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

These factors enable dietary supplements to compete with Vascepa to a certain degree. Although we have taken steps to address these competitive issues, and plan to continue to do so vigorously, we may not be successful in such efforts. For example, on August 30, 2017, Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited, each wholly-owned subsidiaries of Amarin Corporation plc, filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. On October 27, 2017, the ITC determined to not institute our requested investigation. We are currently appealing this determination in federal court and plan to pursue it vigorously. We have also recently sued several omega-3 dietary supplement manufacturers for making claims that we believe make them unfairly competitive to Vascepa.

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

Our special protocol assessment, or SPA, agreement for ANCHOR was rescinded and our SPA agreement for REDUCE-IT is not a guarantee of FDA approval of Vascepa for proposed REDUCE-IT indications.

A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. The MARINE trial, the ANCHOR trial and the REDUCE-IT trial were conducted based on a SPA agreement with the FDA. In each case, the FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the trial is adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness. A SPA agreement is not a guarantee of approval. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. The FDA reserves the right of final determinations for approval based on its review of the entire data presented in a marketing application.

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

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and elsewhere. In the United States, the FDA generally requires preclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including but not limited to:

•	the lack of efficacy during clinical trials;
•	the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;
•	slower than expected rates of patient recruitment;
•	the inability to observe patients adequately after treatment;
•	changes in regulatory requirements for clinical trials or preclinical studies;
•	the emergence of unforeseen safety issues in clinical trials or preclinical studies;

•	delay, suspension, or termination of a trial by the institutional review board responsible for overseeing the study at a particular study site;
•	unanticipated changes to the requirements imposed by regulatory authorities on the extent, nature or timing of studies to be conducted on quality, safety and efficacy;
•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial; and
•	political instability affecting our clinical trial sites.

Even if we obtain positive results from early stage preclinical studies or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease. Questions can also arise on the quality of study data or its reliability. For example, during the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, raised questions about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. It was ultimately concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of Vascepa and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the FDA approved Vascepa for use in the MARINE indication in July 2012, FDA did not dispute the veracity of the ANCHOR trial data and, in connection with the March 2016 agreement we reached with the FDA allowing us to promote the results of the ANCHOR study, the FDA did not seek to require that we include any qualification related to this earlier question regarding the mineral oil placebo. The FDA, early on in the course of the REDUCE-IT trial, directed the DMC for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting to date, the DMC recommended to continue the REDUCE-IT study as planned. Each of these DMC recommendations has been shared with FDA. This matter  illustrates that concerns such as this may arise in the future that could affect our product development, regulatory review or the public perception of our products and our future prospects, including REDUCE-IT results.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Prior to REDUCE-IT results topline announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. We are currently increasing the size of our sales force to a planned total of over 400 sales professionals in the United States and expanding our promotion of Vascepa. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians.

In addition to sales force expansion in the United States, Amarin plans to work with its international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. Amarin is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT-related activities. Significant commercialization of Vascepa in Canada is several years away, if at all. If HLS Therapeutics is not able to effectively register and commercialize Vascepa in Canada, we may not be able to generate revenue from the agreement as a result of the sale of Vascepa in Canada.

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

Our reliance on third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials. Moreover, the FDA requires us to comply with requirements, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining regulatory approvals for our product candidates and may be delayed in our efforts to successfully commercialize our product candidates for targeted diseases.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 65 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 65 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	39 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	7 U.S. patents covering or related to the use of Vascepa in the REDUCE-IT population with terms expiring in 2033 or later;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	2 additional patent related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	1 additional patent related to the use of Vascepa to treat obesity with a term that expires in 2034;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	2 additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are engaged in the pharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates uncompetitive or obsolete. Our business strategy is based in part upon new and unproven technologies to the development of therapeutics to improve cardiovascular health. We cannot assure you that unforeseen problems will not develop with these technologies or applications or that any commercially feasible products will ultimately be developed by us.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 26%, 31%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2018, and represented 37%, 33%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2018. Customers A, B, and C accounted for 28%, 27%, and 35%, respectively, of gross product sales for the nine months ended September 30, 2017, and represented 36%, 27%, and 24%, respectively, of the gross accounts receivable balance as of September 30, 2017. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2017, 2016, and 2015, we reported losses of approximately $67.9 million, $86.4 million, and $149.1 million, respectively, and we had an accumulated deficit as of December 31, 2017 of $1.3 billion. For the nine months ended September 30, 2018 and 2017, we reported losses of approximately $82.8 million and $34.6 million, respectively, and we had an accumulated deficit as of September 30, 2018 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

As a consequence of the many years developing Vascepa for commercialization and the commercial launch of Vascepa in 2013 in the United States, our historical financial results do not form an accurate basis upon which investors should base their assessment of our business and prospects. In addition, we expect that our costs will increase substantially as we continue to commercialize Vascepa in the MARINE indication and with ANCHOR data and seek to obtain additional regulatory approval of Vascepa from the REDUCE-IT cardiovascular outcomes study. Accordingly, our historical financial results reflect a substantially different business from that currently being conducted and from that expected in the future. In addition, we have a limited history of obtaining regulatory approval for, and no demonstrated ability to successfully commercialize, a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and Vascepa prescription figures will likely fluctuate from month to month. Vascepa sales are difficult to predict from period to period and as a result, you should not rely on Vascepa sales results in any period as being indicative of future performance, and sales of Vascepa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the continuing evolution of the medical community’s and the public’s perception of the REDUCE-IT study results;
•	the level of demand for Vascepa, due to changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $81.9 million as of September 30, 2018 will be sufficient to fund our projected operations through planned expansion of our sales force and the anticipated submission in early 2019 of a supplemental new drug application (sNDA) with the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and in light of the recently announced successful results of the REDUCE-IT study, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

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

•	continued costs associated with litigation and other legal proceedings;
•	the time and costs involved in obtaining additional regulatory approvals for Vascepa based on REDUCE-IT results;
•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses; and
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

If we require additional funds and adequate funds are not available to us in amounts or on terms acceptable to us or on a timely basis, or at all, our commercialization efforts for Vascepa may suffer materially.

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

In January 2017, Corsicanto II DAC, or Corsicanto II, issued $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. On October 19, 2018, we announced that Corsicanto II exercised its option to mandatorily exchange the entirety of the 2017 Notes into ADSs. When completed on November 2, 2018, the mandatory exchange will result in extinguishment of the debt and issuance of an aggregate amount of 7,716,048 ADSs, subject to certain adjustments as provided in the 2017 Notes.

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

As of October 30, 2018, we had 307,461,189 common shares outstanding including 303,882,906 shares held as ADSs and 358,685 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

In March and July 2015, we completed a private placement of American Depositary Shares in two tranches representing 352,150,790 and 38,867,180 Series A Preference Shares, respectively, each ten (10) of which may be consolidated and redesignated into one (1) ordinary share in our capital. During the three months ended June 30, 2015, 62,833,330 preferred shares were converted, resulting in the issuance of 6,283,333 ordinary shares and during the three months ended September 30, 2018, 38,867,180 preferred shares were converted, resulting in the issuance of 3,886,718 ordinary shares. The consolidation and redesignation of the Series A Preference Shares currently outstanding would result in an additional 28,931,746 ordinary shares outstanding, resulting in substantial dilution to shareholders who held our ordinary shares or ADSs representing such ordinary shares prior to the private placement. Although the Series A Preference Shares do not have voting rights, in general, upon consolidation and redesignation into ordinary shares some of the investors in the private placement could then have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions.

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

Our existing indebtedness as of September 30, 2018 consisted of $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047, or the 2017 Notes. On October 19, 2018, we announced that we exercised our option to mandatorily exchange the entirety of the 2017 Notes into ADSs. When completed on November 2, 2018, the mandatory exchange will result in extinguishment of the debt and issuance of an aggregate amount of 7,716,048 ADSs, subject to certain adjustments as provided in the 2017 Notes, such that we will have no outstanding debt or related interest obligations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2018 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)
July 1 – 31, 2018	—	$—
August 1 – 31, 2018	—	—
September 1 – 30, 2018	806,071	3.67
Total	806,071	$3.67

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
(2)	Based on the closing market price per NASDAQ on the date of transaction.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: November 1, 2018