Form 10-K
period 2018-12-31
AMARIN CORP PLC\UK
filed 2019-02-27
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $902.0 million, based upon the closing price on the NASDAQ Capital Market reported for such date.

329,321,488 shares were outstanding as of February 22, 2019, including 329,087,415 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 234,073 Ordinary Shares. In addition, 28,931,746 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of February 22, 2019, for a total of 358,253,234 ordinary shares and ordinary share equivalents outstanding as of February 22, 2019.

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

Overview

We are a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health.

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Triglycerides are the main constituent of body fat in humans. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream. The primary targeted clinical benefit of lowering triglycerides in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia is to reduce the risk of pancreatitis. In January 2013, we began selling and marketing Vascepa in the United States based on the FDA-approved MARINE indication of patients with severely high (TG ≥500 mg/dL) triglyceride levels, a patient population of approximately 4 million people in the United States.

Our FDA-approved indication for Vascepa, known as the MARINE indication, is based primarily on the successful results from the MARINE study of Vascepa in the approved patient population. In considering this approval, the FDA also reviewed the successful results from our study of Vascepa in patients with high triglyceride levels (TG ≥200 mg/dL and <500 mg/dL) who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels which condition we refer to as mixed dyslipidemia or persistent high triglycerides. This study is known as the ANCHOR study.

In August 2015, in addition to our FDA-approved indication, we began promoting Vascepa to healthcare professionals, or HCPs, in the United States for the lowering of triglyceride levels and other lipid and lipoprotein parameters in treatment of the patient population studied in the ANCHOR study (persistent high triglycerides after statin therapy). It is estimated that one in four adults in the United States, or more than 50 million people, have elevated (>150 mg/dL) triglyceride levels. We also educated HCPs with supportive but not conclusive early stage and Japanese cardiovascular outcomes trial research on how the unique active ingredient in Vascepa, icosapent ethyl, might reduce the risk of coronary heart disease. This HCP promotion was based on an August 2015 federal court declaration and subsequent settlement with the FDA and U.S. government that we believe permits such promotion under the freedom of speech clause of the First Amendment to the United States Constitution. To remain truthful and non-misleading, as part of this promotion we educated HCPs on the continued uncertainty between lowering triglycerides and cardiovascular risk reduction based on the failure of other drugs (fenofibrate and formulations of niacin) to demonstrate incremental cardiovascular benefit from adding a second lipid-altering drug on top of standard of care statin therapy, despite such drugs reducing triglyceride levels and having other favorable effects on lipid and lipoprotein parameters. We believe that, in general, HCPs prefer to review and rely on robust cardiovascular outcomes trial results before changing prescribing practices.

Multiple primary and secondary prevention trials have shown a significant relative risk reduction, or RRR, of 25% to 35% in the risk of cardiovascular events with statin therapy, leaving significant persistent residual risk despite the achievement of target LDL-C levels. Worldwide, cardiovascular disease, or CVD, remains the number one killer of men and women. In the United States, CVD leads to one in every three deaths—one death approximately every 38 seconds—with annual treatment cost in excess of $500 billion. There is no FDA-approved therapy for lowering cardiovascular risk beyond therapies which target lowering of LDL-C levels.

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our Vascepa cardiovascular outcomes trial, REDUCE-IT™, which we commenced in 2011 and was conducted based on a special protocol assessment, or SPA, agreement with the FDA. REDUCE-IT was a global study of 8,179 statin-treated adults with elevated cardiovascular risk. We announced topline results from the REDUCE-IT study on September 24, 2018. On November 10, 2018, we announced the more detailed, primary results from the REDUCE-IT study at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. Patients who were enrolled in REDUCE-IT needed to have LDL-C between 41-100 mg/dL (median baseline LDL-C75 mg/dL) controlled by statin therapy and various cardiovascular risk factors including persistent elevated triglycerides, or TG, between 135-499 mg/dL (median baseline 216 mg/dL) and either established cardiovascular disease (secondary prevention cohort) or be at least age 50 with diabetes mellitus and at least one other CV risk factor (primary prevention cohort). Approximately 59% of the patients had diabetes at baseline, approximately 71% of the patients had established cardiovascular disease at time of enrollment and approximately 29% were primary prevention subjects at high risk for cardiovascular disease. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001).

In September 2018, in connection with the public release of topline REDUCE-IT results, we commenced communications to healthcare professionals which were intended to ensure we meet our continuing obligation to update HCPs regarding off-label use of

Vascepa to ensure that our communications remain truthful and non-misleading. We believe this promotion is consistent with the federal court approved settlement with the FDA and U.S. government. After publication of primary results of the REDUCE-IT study in The New England Journal of Medicine and the scientific presentation of REDUCE-IT results at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018, we updated and expanded our communication of REDUCE-IT results to include the publication and the peer-reviewed information presented in an effort to further ensure that our communications remain truthful and non-misleading. While we believe we are now permitted under the settlement and our First Amendment rights to more broadly promote Vascepa, the FDA-approved labeling for Vascepa has not changed as we have not yet applied for FDA approval for marketing claims related to REDUCE-IT. Also, neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted was covered under the court declaration or settlement. We plan to submit a supplemental new drug application, or sNDA, to the FDA seeking revised labeling for Vascepa based on results of the REDUCE-IT study and, upon such expanded labeling, subject to FDA approval of such label, to further expand its promotion of Vascepa in the United States.

We sell Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. We market Vascepa in the United States through our direct sales force. In March 2014, we entered into a co-promotion agreement in the United States with Kowa Pharmaceuticals America, Inc. under which Kowa Pharmaceuticals America, Inc. began to co-promote Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, which commenced in May 2014 and extended until the end of 2018. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. We have recently increased the size of our sales force to approximately 440 sales professionals, including approximately 400 sales representatives, in the United States pursuant to positive REDUCE-IT results and are expanding our promotion of Vascepa. Such promotion, prior to results of the REDUCE-IT study, was based on demonstrated changes in biomarkers based on our MARINE and ANCHOR studies. Most healthcare professionals express that they prefer outcomes data to biomarker data. Because prior to results of the REDUCE-IT study we did not have outcomes data regarding the clinical effect of Vascepa and because a substantial portion of our resources were being spent on the REDUCE-IT study, prior to REDUCE-IT results our commercialization of Vascepa was somewhat limited. Subsequent to learning the positive cardiovascular outcomes results of the REDUCE-IT study, we have begun increasing our promotion of Vascepa.

In addition to promotion of Vascepa in the United States, we have entered into strategic partnerships and license arrangements in Asia, the Middle East, North Africa and Canada to further promote, develop and commercialize Vascepa. In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Eddingpharm, to develop and commercialize Vascepa capsules in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in countries within the Middle East and North Africa. In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada.

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

Commercialization—United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. We have recently increased the size of our sales force to approximately 440 sales professionals, including approximately 400 sales representatives, pursuant to positive REDUCE-IT results and are expanding our promotion of Vascepa. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We expanded certain medical education and market awareness initiatives following the reporting of positive REDUCE-IT results in 2018. We intend to further expand promotion of Vascepa following label expansion of Vascepa, subject to FDA approval of such expanded label.

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

From May 2014 until December 2018, under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and agreed to specific performance requirements detailed in the related agreement. The performance requirements included a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position referred to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position referred to when a sales representative’s primary purpose in detailing is to promote another product, but they also devoted time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. also agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We recognized all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. was entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that varied during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which was the last year of the agreement, as amended, we incurred expense for both the annual co-promotion fee, which in 2018 was calculated as eighteen-and-a-half percent (18.5%) of Vascepa gross margin, plus accrual for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee. Kowa Pharmaceuticals America, Inc. is eligible to receive $17.8 million in co-promotion tail payments, the present value of which of $16.6 million was fully accrued as of December 31, 2018. The accrued tail payments will be paid over three years with declining amounts each year beginning with $7.3 million to be paid in 2019.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2018 was approximately 539,000 compared to 458,000, 430,000, 391,000, and 404,000 in the three months ended September 30, 2018, June 30, 2018, March 31, 2018, and December 31, 2017, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2018 was approximately 538,000 compared to 457,000, 430,000, 392,000, and 409,000 in the three months ended September 30, 2018, June 30, 2018, March 31, 2018, and December 31, 2017, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

The data reported above is based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe this data is prepared on a period-to-period basis in a manner that is generally consistent and that such results can be generally indicative of current prescription trends, the data is based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth will be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

In September 2018, in connection with the public release of topline REDUCE-IT results, we commenced communications to healthcare professionals, or HCPs, which were intended to ensure we meet our continuing obligation to update HCPs regarding off-label use of Vascepa to ensure that our communications remain truthful and non-misleading. We believe this promotion is consistent with the federal court approved settlement with the FDA and U.S. government. After publication of primary results of the REDUCE-IT study in The New England Journal of Medicine and the scientific presentation of REDUCE-IT results at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018, we updated and expanded our communication of REDUCE-IT results to include the publication and the peer-reviewed information presented in an effort to further ensure that our communications remain truthful and non-misleading. While we believe we are now permitted under the settlement and our First Amendment rights to more broadly promote Vascepa, the FDA-approved labeling for Vascepa has not changed as we have not yet applied for FDA approval for marketing claims related to REDUCE-IT. Also, neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted was covered under the court declaration or settlement.

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

In September 2017, we entered into an agreement with HLS to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. We will be responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities. Terms of the agreement include up-front and milestone payments to us of up to $65.0 million. These payments include a non-refundable $5.0 million up-front payment received in two equal installments, the first of which was received at closing with the second received upon the six-month anniversary of the closing, as well as a non-refundable milestone payment of $2.5 million received upon achievement of the REDUCE-IT trial primary endpoint. In addition to the non-refundable, up-front payment, we are entitled to receive certain regulatory and sales-based milestone payments of up to an additional $57.5 million, the timing and achievability of which cannot be determined at this time, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Research and Development

Since our inception, we have devoted substantial resources to the research and development of Vascepa (icosapent ethyl) capsules. Vascepa is a single-molecule prescription product consisting of the omega-3 acid commonly known as EPA in ethyl-ester form. Vascepa is derived from fish through a stringent and complex FDA-regulated manufacturing process designed to effectively eliminate impurities and isolate and protect the single molecule active ingredient from degradation. Vascepa has been designated a new chemical entity by the FDA. Vascepa is known in scientific literature as AMR101.

Our most important clinical trials of Vascepa are summarized here and discussed in further detail below:

•

The MARINE trial, a Phase 3, multi-center, placebo-controlled, randomized, double-blind, 12-week study in patients with very high (≥500 mg/dL) triglycerides (TG) with the primary endpoint being the lowering of TG levels;

•

The ANCHOR trial, a Phase 3 multi-center, placebo-controlled, randomized, double-blind, 12-week pivotal study in patients with high (≥200 and <500 mg/dL) TGs who were also receiving optimized statin therapy with the primary endpoint being the lowering of TG levels; and

•

The REDUCE-IT trial, a Phase 3 global study of 8,179 statin-treated adults with elevated cardiovascular risk with a primary endpoint being the first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population, patients with LDL-C between 41-100 mg/dL (median baseline LDL-C75 mg/dL) controlled by statin therapy and various cardiovascular risk factors including persistent elevated TG between 135-499 mg/dL and either established cardiovascular disease (secondary prevention cohort) or age 50 or more with diabetes mellitus and at least one other CV risk factor (primary prevention cohort).

The REDUCE-IT cardiovascular outcomes study of Vascepa has been the centerpiece of our research and development efforts. Prior research on Vascepa, such as the MARINE and ANCHOR trials, had been focused on the effects of the drug on biomarkers associated with increased risk of pancreatitis and increased risk of cardiovascular events. Other prior and ongoing research and development efforts include the study of potential mechanisms of action of Vascepa.

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

Additional research and development opportunities beyond REDUCE-IT will be assessed more fully after giving priority to securing regulatory approval for Vascepa based on the REDUCE-IT results.

Commercial and Clinical Supply

We manage the manufacturing and supply of Vascepa internally and have done so since we began clinical development of Vascepa prior to the drug’s marketing approval by the FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple FDA-approved international API suppliers, encapsulators and packagers to support the Vascepa commercial franchise. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Financial Position

We believe that our cash and cash equivalents of $249.2 million as of December 31, 2018 will be sufficient to fund our projected operations for at least twelve months and through the likely Prescription Drug User Fee Act (PDUFA) date for approval of a supplemental new drug application (sNDA) by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

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

In addition to cholesterol, lipoproteins such as LDL also carry fats in the form of triglycerides. Hypertriglyceridemia refers to a condition in which patients have high levels of triglycerides in the bloodstream and has been reported to be an independent risk factor for cardiovascular disease. Triglyceride levels provide important information as a marker associated with the risk for heart disease and stroke.

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

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Additionally, approximately 2 to 3 million adults in the United States have very high triglyceride levels (≥500 mg/dL). Since 1976, mean triglyceride levels have increased, in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased.

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

Limitations of Current Therapies

Hypertriglyceridema (HTG) is a prevalent lipid disorder in approximately 25% of the U.S. adult population. Both epidemiological and genetic data have shown associations between HTG and coronary heart disease. Many of those patients are taking statin therapy directed at lowering the risk of CVD by lowering their LDL-C levels, primarily. Recently, real world administrative database analyses have reported an increased CVD risk as well as direct healthcare costs associated with HTG despite statin therapy and controlled LDL-C compared to those with TG<150 mg/dL. It is estimated that approximately 6% or less of U.S. adults with triglyceride levels ≥200 mg/dL are currently receiving prescription medication for lowering triglycerides, many of whom are already on statin therapy.

Vascepa is not FDA-approved to lower TG levels in statin-treated patients with mixed dyslipidemia and persistent high (≥200 mg/dL and <500 mg/dL) TG levels due to uncertainty raised by FDA in 2013 regarding the benefit, if any, of drug-induced changes in lipid/lipoprotein parameters beyond statin-lowered LDL-C on cardiovascular risk among statin-treated patients with residually high TG. This lack of approval by FDA based on the pharmaceutical target of lowering TG levels as a surrogate for lowering the risk of CVD was due primarily to the failure of cardiovascular outcomes trials of lipid altering drugs in the fenofibrate and niacin drug classes. In CV outcomes trials, therapies that reduce TG levels and had other favorable effects on classically studied lipid and lipoprotein parameters, such as extended-release niacin and fibrates, did not met their primary CV endpoints to reduce risk when taken with contemporary medical therapy, including statins. Specifically, cardiovascular outcomes trials, ACCORD Lipid, AIM-HIGH, and HPS2-THRIVE, while not designed to test the effect of lowering TG levels in patients with high TG levels after statin therapy, each failed to demonstrate incremental cardiovascular benefit of adding a second lipid-altering drug (fenofibrate or formulations of niacin), despite raising HDL-C and reducing TG levels, among statin-treated patients with well-controlled LDL-C. As a result, in 2015, the FDA updated both the Trilipix® (a fenofibrate) and extended-release niacin product labeling and removed combination use with statin therapy in mixed dyslipidemia patients as an indication due to a failed outcomes trial. No head-to head, randomized, well-controlled studies have been conducted to compare the effects of Vascepa with other FDA-approved TG-lowering therapies.

Additionally, recent CV outcomes trials and meta-analyses with low dose omega-3 fatty acid mixtures containing DHA have not shown substantial benefit in patients receiving contemporary medical therapy, including statins. Due to these failed low dose omega-3 CV outcomes trials, the European regulatory authorities have concluded that omega-3 fatty acid medicines (specifically Lovaza®/Omacor®) at a dose of 1-gram per day are not effective in preventing further events for patients who have had a heart attack.

It is against that backdrop of failed studies demonstrating the limitations of other add-on drugs to statin drug therapies that we conducted the REDUCE-IT cardiovascular outcomes trial.

Potential Benefits and Market Opportunity for Vascepa

Vascepa is 1-gram of icosapent ethyl, or ethyl-EPA, and contains no DHA. We believe that the removal of DHA mitigates against the LDL-C raising effect observed in omega-3 compositions that include DHA. Based on the results of the MARINE trial, Vascepa was the first omega-3 based product to demonstrate statistically significant triglyceride reduction without a statistically significant increase in LDL-C in this very high triglyceride population.

We believe that the results of the REDUCE-IT, ANCHOR and MARINE clinical trials of Vascepa and Vascepa’s EPA only/DHA-free composition position Vascepa to achieve a global “best-in-class” prescription therapy in studied patient populations. Potential mechanisms of action at work in the reduction of cardiovascular events seen in REDUCE-IT as discussed in The New England Journal of Medicine publication of REDUCE-IT primary results include TG reduction, anti-thrombotic effects, antiplatelet or anticoagulant effects, membrane-stabilizing effects, effects on stabilization and/or regression of coronary plaque and inflammation reduction. Mechanisms responsible for the benefit shown in REDUCE-IT were not studied in REDUCE-IT as that was not the purpose of an outcomes study. More study is needed to determine to what extent, if any, each of these effects or others may be responsible for the CV risk reduction benefit demonstrated in REDUCE-IT.

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

In November 2010, we reported topline data for the MARINE trial. In the trial, Vascepa met its primary endpoint at doses of 4 grams and 2 grams per day with median placebo-adjusted reductions in triglyceride levels of 33% (p < 0.0001) compared to placebo for 4 grams and 20% (p = 0.0051) compared to placebo for 2 grams. The median baseline triglyceride levels were 703 mg/dL, 680 mg/dL and 657 mg/dL for the patient groups treated with placebo, 4 grams of Vascepa and 2 grams of Vascepa, respectively.

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

In April 2011, we reported topline results from the ANCHOR trial. The ANCHOR trial met its primary endpoint at doses of 4 grams and 2 grams per day with median placebo-adjusted reductions in triglyceride levels of 21.5% (p<0.0001 value) for 4 grams and 10.1% (p=0.0005) for 2 grams. The median baseline triglyceride levels were 259 mg/dL, 265 mg/dL and 254 mg/dL for the patient groups treated with placebo, 4 grams and 2 grams of Vascepa per day, respectively. The analysis of subgroups by baseline triglyceride tertiles showed that higher baseline triglycerides resulted in greater triglyceride reductions.

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

In April 2015, we received a Complete Response Letter, or CRL, from the FDA in response to our supplemental new drug application, or sNDA, that sought approval of Vascepa for use in patients with mixed dyslipidemia, based on the successful ANCHOR study. The CRL followed an October 2013 rescission by the FDA of a SPA agreement and three failed attempts by us to appeal that rescission at FDA. The FDA has acknowledged the success of the ANCHOR study, which met all primary and secondary endpoints.

However, FDA determined that there were insufficient data to conclude that drug-induced changes in serum triglycerides could be recognized by the FDA as a valid surrogate for reducing cardiovascular risk in the ANCHOR population for the purpose of regulatory approval of a drug targeted at a triglyceride-lowering indication in this population. The FDA has acknowledged that the standard of proof required by the FDA for approval of a new drug indication is higher than that generally used to inform patient treatment guidelines and that used by physicians in clinical practice. The FDA did not determine that the drug-induced effects of Vascepa, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population and the FDA has encouraged us to complete the REDUCE-IT outcomes study. Based on our communications with the FDA, it has been our expectation that submission of final positive results from the REDUCE-IT outcomes study is required for the FDA to consider label expansion for Vascepa.

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

The REDUCE-IT Study (the completed cardiovascular outcomes study)

The REDUCE-IT study was designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in an at-risk patient population also receiving statin therapy. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled, parallel-group study to evaluate the effectiveness of Vascepa, as an add-on to statin therapy, in reducing first major cardiovascular events in an at-risk patient population compared to statin therapy alone. The control arm of the study was comprised of patients on optimized statin therapy plus placebo. The active arm of the study was comprised of patients on optimized statin therapy plus Vascepa. All subjects enrolled in the study had elevated triglyceride levels and either established coronary heart disease or risk factors for coronary heart disease.

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

It is believed that the effects of EPA are not due to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature explore potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. With respect to triglyceride levels, our scientific rationale for the REDUCE-IT study was supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. The REDUCE-IT study was designed to determine the clinical benefit, if any, of stable EPA therapy in statin-treated patients with elevated triglyceride levels.

In September 2011, we engaged a clinical research organization, or CRO, and began initial trial and clinical site preparation for REDUCE-IT. In December 2011, we announced that the first patient was dosed in the study. In 2016, we completed patient enrollment and randomization of 8,179 individual patients into the REDUCE-IT study. Amarin personnel remained blinded to the efficacy and safety data from the REDUCE-IT study until after the study was completed and the database was locked in 2018.

On November 10, 2018, we announced primary results from our REDUCE-IT study as late-breaking clinical results at the 2018 Scientific Sessions of the American Heart Association and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse CV events, or MACE, in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. Patients qualified to enroll in REDUCE-IT had LDL-C between 41-100 mg/dL (median baseline LDL-C75 mg/dL) controlled by statin therapy and various cardiovascular risk factors including persistent elevated triglycerides, or TG, between 135-499 mg/dL (median baseline 216 mg/dL) and either established cardiovascular disease (secondary prevention cohort) or age 50 or more with diabetes mellitus and at least one other CV risk factor (primary prevention cohort). Approximately 59% of the patients had diabetes at baseline, approximately 71% of the patients had established cardiovascular disease at time of enrollment and approximately 29% were primary prevention subjects at high risk for cardiovascular disease. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). We commenced the REDUCE-IT trial in 2011 and have expended more than $300 million to fund its completion.

Number needed to treat, or NNT, was 21 for the first occurrence of MACE in the 5-point primary composite endpoint. The NNT is a statistical concept intended to provide a measurement of the impact of a medicine or therapy by estimating the number of patients that need to be treated in order to have an impact on one person.

An additional seven secondary endpoints were achieved below the key secondary endpoint, in order of sequential statistical testing within the prespecified hierarchy:

•	Cardiovascular death or nonfatal heart attack: 25% RRR (p<0.001)
•	Fatal or nonfatal heart attack: 31% RRR (p<0.001)
•	Urgent or emergent revascularization: 35% RRR (p<0.001)
•	Cardiovascular death: 20% RRR (p=0.03)
•	Hospitalization for unstable angina: 32% RRR (p=0.002)
•	Fatal or nonfatal stroke: 28% RRR (p=0.01)
•	Total mortality, nonfatal heart attack or nonfatal stroke: 23% RRR (p<0.001)

The next prespecified secondary endpoint in the hierarchy was the only such endpoint that did not achieve statistical significance although it trended positively:

•	Total mortality, which includes mortality from non-cardiovascular and cardiovascular events: 13% RRR (p=0.09)

Positive REDUCE-IT results were consistent across various patient subgroups, including female/male, diabetic/non-diabetic and secondary/primary prevention.

Overall adverse event rates in REDUCE-IT were similar across treatment groups and Vascepa was well tolerated with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labeling of such products. The safety results from REDUCE-IT are reviewed in The New England Journal of Medicine publication of REDUCE-IT results.

In the REDUCE-IT trial, cardiovascular benefits appeared not to be influenced significantly by TG levels at baseline (above or below 150 mg/dL baseline range) or as achieved at one year, potentially suggesting mechanisms at work with use of Vascepa that are independent of baseline TG levels or therapy-driven reduction in TG levels. Determining the mechanisms responsible for the benefit shown in REDUCE-IT was not the focus of REDUCE-IT. As summarized from the primary results of REDUCE-IT in The New England Journal of Medicine, potential Vascepa mechanisms of action at work in REDUCE-IT may include TG reduction, anti-thrombotic effects, antiplatelet or anticoagulant effects, membrane-stabilizing effects, effects on stabilization and/or regression of coronary plaque and inflammation reduction, each as supported by earlier stage mechanistic studies.

In addition, in the REDUCE-IT trial, the median change in LDL cholesterol levels from baseline was higher in the placebo group versus the Vascepa group (difference of 5.0 mg/dL; p < 0.001). However, a post hoc analysis of REDUCE-IT data, as published in The New England Journal of Medicine, showed no material difference in each of the primary and key secondary cardiovascular risk composite endpoint event rates for placebo patients that experienced an increase in LDL-C at one year versus those with no change or a decrease, and also suggested a similar relative risk reduction regardless of whether there was an increase in LDL cholesterol level among the patients in the placebo group. Moreover, as the authors of the paper published in The New England Journal of Medicine noted, the relatively small differences in LDL-C levels between the groups would not be likely to explain the 25% lower

MACE risk observed with Vascepa and the Japan open-label EPA Lipid Intervention Study, or JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa, previously demonstrated a 19% risk reduction without a mineral oil placebo.

Based on the positive REDUCE-IT results, we have begun promoting REDUCE-IT results to healthcare professionals in the United States based on what we believe is our continuing obligation under our First Amendment settlement to ensure that our promotion of Vascepa remains truthful and non-misleading.

We anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study accumulated.

Regulatory Pathway for REDUCE-IT Data

We intend to submit an sNDA to the FDA before the end of March 2019 seeking approval to expand the label for Vascepa based on the effects of Vascepa demonstrated in the REDUCE-IT study. The FDA’s determination of standard or priority review will be made when the sNDA is submitted. At this time, we are planning for a standard review with a PDUFA date which is approximately 10-months after the date of the sNDA submission.

Observed Efficacy of Ethyl-EPA

In Japan, ethyl-EPA is marketed under the product name of Epadel by Mochida Pharmaceutical Co. and is indicated for hyperlipidemia and peripheral vascular disease. In an outcomes study called the Japan EPA Lipid Intervention Study, or JELIS study, which consisted of more than 18,000 patients followed over multiple years, Epadel, when used in conjunction with statins, was shown to reduce cardiovascular events by 19% compared to the use of statins alone. In this study, cardiovascular events decreased by approximately 53% compared to statins alone in the subset of primary prevention patients with triglyceride levels of ≥150 mg/dL (median of 272 mg/dL at entry) and HDL-C <40 mg/dL. Epadel has been approved and available by prescription in Japan for over a decade. In 2013, the Japan Ministry of Health approved Epadel for over-the-counter sales. JELIS provided supportive but not conclusive data that EPA drug therapy may reduce major coronary events. JELIS results cannot be generalized to populations outside of Japan due to limitations in the study’s design. Due to the limitation of JELIS, further study was needed through the REDUCE-IT study to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels in a patient population beyond that studied in JELIS.

Observed Clinical Safety of Vascepa

In REDUCE-IT, Vascepa was well tolerated with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labeling of such products. Excluding the MACE results described above, overall adverse event rates in REDUCE-IT were similar across the statin plus Vascepa and the statin plus placebo treatment groups. There were no significant differences between treatments in the overall rate of treatment emergent adverse events or serious adverse events leading to withdrawal of study drug. The one serious adverse event occurring at a frequency of >2% was pneumonia which occurred at a numerically higher rate in the statin plus placebo treatment group (2.9%) than in the statin plus Vascepa treatment group (2.6%). Adverse events occurring in 5% or greater of patients and more frequently with Vascepa than placebo were peripheral edema (6.5% Vascepa patients versus 5.0% placebo patients), constipation (5.4% Vascepa patients versus 3.6% placebo patients), and atrial fibrillation (5.3% Vascepa patients versus 3.9% placebo patients). There were numerically more serious adverse events related to bleeding in the statin plus Vascepa treatment group although overall rates were low with no fatal bleeding observed in either group and no significant difference in adjudicated hemorrhagic stroke or serious central nervous system or gastrointestinal bleeding events between treatments.

In the MARINE and ANCHOR trials, patients dosed with Vascepa demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in the MARINE study or in the ANCHOR study. In the MARINE and ANCHOR trials, the most commonly reported adverse reaction (incidence >2% and greater than placebo) in Vascepa treated patients was arthralgia (joint pain) (2.3% for Vascepa vs. 1.0% for placebo). There was no reported adverse reaction > 3% and greater than placebo.

Prior to commencing the MARINE, ANCHOR and REDUCE-IT trials, we conducted a pre-clinical program for Vascepa, including toxicology and pharmacology studies. In addition, we previously investigated Vascepa in central nervous system disorders in several double-blind, placebo-controlled studies, including Phase 3 trials in Huntington’s disease. Over 1,000 patients have been dosed with Vascepa in these studies, with over 100 receiving continuous treatment for a year or more. In all studies performed to date, Vascepa has shown a favorable safety and tolerability profile.

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

Since Vascepa was made commercially available in 2013, more than five million estimated normalized total prescriptions of Vascepa have been reported by Symphony Health.

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

Manufacturing and Supply for Vascepa

We manage the manufacturing and supply of Vascepa and have done so since we began clinical development of Vascepa prior to the drug’s marketing approval by the FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier.

The FDA has approved several international large-scale API manufacturers, global encapsulation leaders and two U.S.-based packagers for use in the manufacturing of Vascepa. All of our manufacturing facilities were approved by the FDA following successful preapproval inspections and they remain active manufacturers of Vascepa under FDA authority.

The API material that constitutes ethyl-EPA is a chemical modification of a naturally occurring substance that is derived from specific fish sourced from qualified producers. The fishing from which the raw material for Vascepa is derived is regulated by local government agencies under policies designed to ensure sustainability of the marine life supply. A limited number of other manufacturers have the ability, scale, know-how, sufficient supply chain capability and suitable, industrial-scale facilities to produce ethyl-EPA to the required level of purity. Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures are validated and conform to pharmaceutical current Good Manufacturing Practice, or cGMP, which, under applicable regulations, must be followed at all times. The FDA typically inspects manufacturing facilities before regulatory approval of a product candidate, such as Vascepa, and on a periodic basis after the initial approval. Consistent with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other regulatory requirements.

Some of our agreements with our API suppliers are exclusive and include minimum purchase commitments. During 2018, we fully met the aggregate minimum purchase requirements in our supply agreements. Under the supply agreements, we can purchase more than the minimum requirements. Certain of these agreements contemplate phased capacity expansion aimed at creating sufficient volumes to meet anticipated demand for Vascepa. Certain of these agreements contain provisions for reduced payments (fractional API cost) for unmet annual volume requirements.

Our Commercialization Plans

We currently market Vascepa in the United States through our direct sales force which grew from approximately 170 sales professionals, including sales representatives and their managers, in September 2018 prior to REDUCE-IT results to approximately 440 sales professionals, including approximately 400 sales representatives, to begin 2019. We currently target clinicians who are top prescribers of lipid-regulating therapies, including statins. During the period from January 2013, when Vascepa was commercially launched in the United States, until October 2013, when the FDA notified us that it rescinded the ANCHOR study SPA agreement, our direct sales force consisted of approximately 275 sales representatives. From early 2014 until September 2018, the size of our direct sales force has included approximately 130 to 150 sales representatives with focus on select sales territories that have the greatest potential for Vascepa sales growth. After topline REDUCE-IT results were announced in September 2018, we began to hire and train additional sales representatives and started 2019 with approximately 400 sales representatives.

From May 2014 through December 2018, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. co-promoted Vascepa in the United States. This co-promotion reached its mutually agreed upon termination date in December 2018.

We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We expanded certain medical education and market awareness initiatives, including, pilot testing of new promotional initiatives following the reporting of positive REDUCE-IT results in 2018 and we intend to further expand such initiatives following label expansion of Vascepa, subject to FDA approval of such expanded label, as discussed below. Our field sales efforts are further complemented by investments in digital and non-personal channels as well as peer-to-peer (e.g., promotional medical education programs & product theaters) initiatives to further increase Vascepa brand awareness and clarify Vascepa’s unique clinical profile.

Since commercial launch of Vascepa in January 2013, we have promoted Vascepa based on the MARINE clinical trial data as reflected in the FDA-approved label for Vascepa. In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications are being made pursuant to the August 7, 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of Vascepa demonstrated in the ANCHOR clinical trial. This promotion also includes information related to the current state of scientific research about the potential of Vascepa to reduce the risk of cardiovascular disease, including REDUCE-IT data and previously other peer-reviewed scientific publications of available data.

After results of REDUCE-IT were available in September 2018 and demonstrated that Vascepa is effective in lowering the rate of major adverse cardiovascular events in statin-treated patients with CV risk factors, we expanded the size of our U.S. direct sales force and continue to expand promotion of Vascepa based on the results of the REDUCE-IT trial. After publication of the primary results of the REDUCE-IT study in The New England Journal of Medicine and scientific presentation of REDUCE-IT results at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018, we updated and expanded our communication of REDUCE-IT results to include the publication and the peer-reviewed information presented in an effort to further ensure that our communications remain truthful and non-misleading.

The dataset from Vascepa is large, representing greater than 35,000 patient years of study. Additionally, the list of prespecified endpoints which we intend to evaluate in support of the sNDA is extensive. We intend to submit an sNDA to the FDA in the United States before the end of March 2019 seeking approval to expand the label for Vascepa based on the effects of Vascepa demonstrated in the REDUCE-IT study. Assuming a standard 10-month review by the FDA, we do not expect an expanded label for Vascepa to be available in 2019 or to impact 2019 Vascepa revenue levels. After the sNDA is submitted, Amarin will seek clarification as to whether priority review by the FDA is possible for this important submission.

Throughout 2019, we expect to continue an efficient expansion of our commercial activities and capabilities directed primarily toward targeted providers and payor decision-makers. We plan to continue to bring the results of REDUCE-IT to healthcare providers and payors, in a manner we believe is both truthful and non-misleading and consistent with our March 2016 settlement. Thus, we are directly connecting Vascepa with the REDUCE-IT data for these target audiences, in advance of having a new label. Further, anticipating the potential receipt of a new, cardiovascular risk reduction indication in the United States, we are preparing a robust, direct to consumer campaign to be launched in earnest after receiving a new label. Concurrently, we also will reassess whether approximately 440 sales professionals, including approximately 400 sales representatives, in conjunction with planned medical education, digital and non-personal outreach levels are adequate and invest appropriately to support the multi-billion-dollar potential of this important new cardiovascular therapy.

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

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-

exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of Vascepa in the Middle East and North Africa territory. Commercialization across the Middle East and North Africa is several years away, if at all, in the most commercially significant territories and subject to similar risks as in the China Territory.

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. We will be responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT. Significant commercialization of Vascepa in Canada is years away, if at all. If HLS Therapeutics is not able to effectively register and commercialize Vascepa in Canada, we may not be able to generate revenue from the agreement as a result of the sale of Vascepa in Canada.

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

Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, which was approved by FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our FDA-approved indicated use and in off-label uses, such as to beneficially affect lipid levels in patients with persistent high triglyceride levels after statin therapy with the aim of potentially lowering cardiovascular risk beyond statin therapy.

In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. Each of these competitors, other than Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources. Neither Epanova nor Omtryg have been commercially launched.

AstraZeneca is currently conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily, for approximately 3-5 years as determined when the number of major adverse cardiovascular event outcomes is reached. The STRENGTH study is estimated to be completed in 2020, but it could be stopped earlier if, for example, it generates an overwhelming efficacy result. In addition, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) announced in March 2017 that it is initiating a phase III cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures are not effective in lowering cardiovascular risk. Results of these failed outcomes studies and analysis, while not done with Vascepa, may negatively affect sales of Vascepa. For example, results of VITamin D and OmegA-3 TriaL (VITAL), as announced immediately before the presentation of REDUCE-IT results at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018, failed to achieve its primary endpoint of lowering cardiovascular events. VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid supplementation (Lovaza)

for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk.

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acids 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acids 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. In addition, VITAL showed that supplementation with either omega-3 fatty acid at a dose of 1 gram per day or vitamin D3 at a dose of 2000 IU per day was not effective for primary prevention of CV or cancer events among healthy middle-aged men and women across 5 years of follow up.

In meta-analysis, presented in 2018 by the Cochran Foundation and separately as published in JAMA, additional omega-3 studies were evaluated. Similar to the VITAL and ASCEND studies, most of the studies in these omega-3 meta-analyses were of omega-3 mixtures, including DHA, and most were studies of relatively low doses of omega-3 as is associated with dietary supplementation and/or they studied relatively low risk patient populations. The exception was the JELIS study, conducted in Japan, of highly pure EPA which demonstrated a positive outcome benefit. The negative results from such omega-3 mixture studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite REDUCE-IT positive results and the highly-pure and stable EPA active ingredient in Vascepa and its higher dose regimen.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program (TRILOGY) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the first quarter of 2018. Acasti completed enrollment in Q4 2018 and study completion is expected by the end of 2019. We believe Micelle BioPharma Inc., or Micelle, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Micelle, after acquiring SC401 from Sancilio & Company, or Sancilio, is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Micelle (Sancilio) completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014, Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa in patients under conditions inconsistent with the FDA-approved label for Vascepa and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2018 announced the receipt of a complete response letter from the FDA for WAYLIVRA™ (volanesorsen), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). Akcea will continue to work with the FDA on the path forward for Waylivra for the treatment of FCS. Waylivra continues to be developed for the treatment of familial partial lipodystrophy (FPL).

A Phase 3 trial is currently ongoing studying Waylivra (volanesorsen) in patients with FPL (BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including Waylivra (volanesorsen). In June 2018, Gemphire Therapeutics announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. Gemphire announced plans to initiate a Phase III study for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients in the second half of 2018. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. Zydus Cadila has a Phase 2 development program for its lead molecule, Saroglitazar, in various indications, including severe hypertriglyceridemia in the United States. In August 2018, the Company announced that it had suspended the Phase 2 trial in the severe hypertriglyceridemia indication due to study enrollment issues, while it continues development activities in other indications. The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia. We are also aware that bezafibrate has been licensed by Intercept Pharmaceuticals to be further developed and potentially launched in the United States market.

Based on prior communications from the FDA, including communications in connection with its review of the ANCHOR indication for Vascepa, it is our understanding that the FDA is not prepared to approve any therapy for treatment of cardiovascular risk based on biomarker modification without outcomes study data, with the potential exception of therapies which lower LDL-cholesterol. In particular, it is our understanding that the FDA is not prepared to approve any therapy based on data demonstrating lowering of triglyceride levels. In our view, this position from the FDA is unlikely to change based on the REDUCE-IT study particularly in light of the independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of Vascepa are unique to Vascepa and extend beyond triglyceride reduction. If the FDA were to change this position, it could potentially have a negative impact on Amarin by making it easier for other products to achieve a cardiovascular risk reduction indication without the need in advance to conduct a long and expensive cardiovascular outcomes study

Vascepa also faces competition from dietary supplement companies marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the FDA. Many of the promoters of such products have greater resources than Amarin and they are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. Though we have taken legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products, we cannot be sure physicians and pharmacists will view the FDA-approved prescription-only status, EPA-only purity of Vascepa and stringent regulatory oversight as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

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

While we believe we are now permitted under our settlement and the freedom of speech clause of the First Amendment to the United States Constitution to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement. In addition, under our settlement, neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa was required. Based on our communications with the FDA, we expect that the FDA’s review and analysis of our final positive results from the REDUCE-IT outcomes study will be required for FDA-approved label expansion for Vascepa. However, we proactively communicate results from the REDUCE-IT trial in a manner we believe is truthful and non-misleading and thus protected under the freedom of speech clause of the First Amendment to the United States Constitution.

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Data arising from studies of drug products are complex, such as the many studies that we believe show supportive but not conclusive research on the potential connection between the effects of EPA, the active ingredient in Vascepa, and cardiovascular risk reduction (e.g., the JELIS trial of a highly-pure EPA product in Japan by Mochida Pharmaceutical Co., Ltd., or Mochida, and other data using a variety of levels of evidence that connect EPA to favorable effects toward reduced cardiovascular risk). We, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials with respect to the outcome of these trials or other direct or indirect claims we make about Vascepa. Likewise, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials related to the REDUCE-IT results. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

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

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for a referral or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare facility, item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Liability may be established without a person or entity having actual knowledge of the federal anti-kickback statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product support programs.

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the federal civil False Claims Act for a variety of alleged improper marketing activities, including allegations that they caused false claims to be submitted because of the company’s marketing of the product for unapproved, and thus allegedly non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), collectively referred to herein as HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payor and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HITECH imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information.

 The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Other states or localities may have laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and/or require identification or licensing of sales representatives.

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

In March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business. It is possible that the ACA will continue to exert pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible.

Pharmaceutical Pricing and Reimbursement

Our ability to successfully commercialize our product depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as Medicare and Medicaid, as well as managed care organizations, private health insurers and other organizations. Third-party payors decide which drugs they will pay for and establish reimbursement and copayment levels. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost effective than other products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near term. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required law and this reduction runs to 2027. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Part B of the Medicare program.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the VA/FSS pricing program. Under this program, we are obligated to make our products available for procurement on an FSS contract and charge a price to four federal agencies - the VA, U.S. Department of Defense, Public Health Service and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.

The Medicaid Drug Rebate program, 340B program, and VA/FSS pricing program, and the risks relating to price reporting and other obligations under these programs, are further discussed under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K.

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

It is possible, but unlikely at this time given the time remaining in the 30-month stay, that FDA’s NCE determination and related 30-month stay could be challenged by interested parties. If challenged, we plan to vigorously defend exclusivity for Vascepa. Any such challenge could have a negative impact on our company and create uncertainty around the continued benefits associated with exclusivity that we believe are applicable to us under the Hatch-Waxman Amendments.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 79 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 79 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	43 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	11 U.S. patents covering or related to the use of Vascepa in the REDUCE-IT population with terms expiring in 2033 or later;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	3 additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	2 additional patents related to the use of Vascepa to treat obesity with a term that expires in 2034;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	4 additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are the owner of the above-listed patents. We are also the exclusive licensee of certain patents owned by others covering products in development. To secure our debt under our outstanding royalty-like instrument, we have granted the holders of such instrument a security interest in our Vascepa-related patents.

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

Employees

At February 22, 2019, we had 530 full-time employees employed in sales, marketing, general and administrative and research and development functions. We believe our relations with our employees are good.

Organizational Structure

At February 22, 2019, we had the following subsidiaries:

Subsidiary Name	Country of Incorporation or Registration	Proportion of Ownership Interest and Voting Power Held
Amarin Pharmaceuticals Ireland Limited	Ireland	100%
Amarin Pharma Inc.	United States	100%
Amarin Neuroscience Limited	Scotland	100%
Corsicanto II DAC	Ireland	100%
Ester Neurosciences Limited	Israel	100%

As of the date of this Annual Report on Form 10-K, our principal operating activities were being conducted by Amarin Corporation plc, together with Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc., with little to no operating activity being conducted by Amarin Neuroscience Limited, Corsicanto II DAC, or Ester Neurosciences Limited. Corsicanto DAC (formerly Corsicanto Limited) was liquidated in January 2019 pursuant to a resolution of Amarin Corporation plc as a sole shareholder.

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

In September 2018, we announced topline results from the REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular (CV) outcomes study of Vascepa. In November 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of Vascepa on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in major adverse cardiovascular events (MACE) in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. Vascepa was well tolerated in REDUCE-IT with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labeling. The proportions of patients experiencing adverse events and serious adverse events in REDUCE-IT were similar between the active and placebo treatment groups. Based on the final positive results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa in the United States and to continue to develop Vascepa commercially in major markets around the world.

Even though we have released positive results from the REDUCE-IT trial, our approved label for Vascepa in the United States currently remains unchanged pending additional interactions and review by the FDA. A failure to obtain an expanded label may make it more difficult for Vascepa to gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If Vascepa does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable. The degree of market acceptance of Vascepa for the MARINE indication and in ANCHOR patients and in any future indications and uses based on the REDUCE-IT trial or otherwise will depend on a number of factors, including:

•

the perceived efficacy and safety of Vascepa by prescribing healthcare professionals, as compared to no treatment and as compared to alternative treatments in various at-risk patient populations, both as studied in clinical trials of Vascepa such as MARINE, ANCHOR and REDUCE-IT and not studied but for which the benefit/risk profile may be viewed as positive;

•	peer review of REDUCE-IT results and publication of results in one or more medical journals over time;
•	the FDA’s review and analysis of the results of REDUCE-IT;
•	our ability to offer Vascepa for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;
•	publicity concerning Vascepa or competing products;
•	our ability to continually promote Vascepa in the United States outside of FDA-approved labeling and the related perception thereof;
•

sufficient third-party coverage or reimbursement for on-label use, and for permitted off-label use, the third-party coverage or reimbursement which was not addressed in the scope of the August 2015 court declaration or related settlement;

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

As with any cardiovascular outcomes trial, over time further REDUCE-IT data assessment and data release will yield additional useful information to inform greater understanding of study outcome. That additional data may exceed, meet or not meet investor expectations. If the additional data do not meet expectations, the perception of REDUCE-IT results and Vascepa may suffer and our stock price may decline.

In September 2018, we announced topline results from the REDUCE-IT trial showing that the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. More detailed presentation of REDUCE-IT results was first made at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. Additional data assessment and data release will yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial data typically takes several months and can take years to complete and publish. When new data are assessed and released it could exceed, match or may not meet investor expectations. For example, a presentation of additional analyses of

REDUCE-IT results is scheduled for the American College of Cardiology (ACC) 2019 Scientific Sessions on March 18, 2019 in New Orleans, Louisiana. This presentation and additional data may exceed, match or may not meet investor expectations.

In addition, the same set of data can sometime be interpreted to reach conclusions that conflict with our conclusions, as was the case when FDA reviewed earlier cardiovascular outcomes trials of other drugs in the context of the effects of triglyceride lowering agents on cardiovascular risk reduction.

Aspects that could change and impact the final evaluation of the totality of the efficacy and safety data from REDUCE-IT may include some or all of the following:

•	the magnitude of the treatment benefit on the primary composite endpoint, its components, secondary endpoints and the primary and secondary risk prevention cohorts;
•	consideration of which components of the composite or secondary endpoints have the most clinical significance;
•	the consistency of the primary and secondary outcomes;
•	the consistency of findings across cohorts and important subgroups;
•	safety considerations and risk/benefit considerations;
•	consideration of REDUCE-IT results in the context of other clinical studies;
•	consideration of the cumulative effect of Vascepa in studied patients; and
•	study conduct and data quality, integrity and consistency.

If release of additional data do not meet expectations, the perception of REDUCE-IT results and the perceived value of Vascepa may suffer. If this occurs our business could suffer and our stock price could significantly decline.

Clinical trials that we or potential partners conduct, including the REDUCE-IT trial, may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates or to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success if we obtain regulatory approval.

On November 10, 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. Major cardiovascular outcomes studies like REDUCE-IT typically motivate the medical community to search for ways to fit the results into the mosaic of prior studies considered as successful, like JELIS, and CANTOS, and their associated mechanisms of action, and to also distinguish results from prior failed studies, like what the authors of The New England Journal of Medicine editorial on REDUCE-IT referred to as the “parade of failed cardiovascular outcome trials of fish oils.” It is important for the medical community to understand related science on the unique active pharmaceutical ingredient in Vascepa, icosapent ethyl, and REDUCE-IT. As with any clinical study, as the medical community and regulators such as the FDA review and analyze REDUCE-IT study data, dialogue is expected to continue with respect to the reliability of REDUCE-IT data and the study quality that could adversely affect our product development, regulatory review, market or medical community acceptance, and level of payor reimbursement in the event of an expansion of the Vascepa label. Likewise, public perception of the REDUCE-IT results and Vascepa may be affected.

For example, in the REDUCE-IT trial, cardiovascular benefits appeared not to be influenced significantly by TG levels at baseline (above or below 150 mg/dL baseline range) or as achieved at one year, potentially suggesting mechanisms at work with use of Vascepa that are independent of baseline TG levels or therapy-driven reduction in TG levels. Determination of the mechanisms responsible for the benefit shown in REDUCE-IT was not the focus or purpose of the study. As summarized from the primary results of REDUCE-IT in The New England Journal of Medicine, potential Vascepa mechanisms of action at work in REDUCE-IT may include TG reduction, anti-thrombotic effects, antiplatelet or anticoagulant effects, membrane-stabilizing effects, effects on stabilization and/or regression of coronary plaque and inflammation reduction, each as supported by earlier stage mechanistic studies.

In addition, the median change in LDL cholesterol level from baseline was 6.6% (5.0 mg/dL; p < 0.001) on a placebo-corrected basis reflecting an increase of 3.1% (+2.0 mg/dL) in the Vascepa group and an increase of 10.2% (+7.0 mg/dL) in the placebo group. Increases in the placebo group relative to the Vascepa group were also observed in other parameters classically measured in such studies but with uncertain relevance to cardiovascular outcomes. An upward drift in LDL cholesterol and such other parameter has been commonly, although not always, observed in statin-stabilized patients across numerous studies within varying patient populations, and many have estimated LDL cholesterol increases of at least 6% and ranging up to more than 30%. Factors cited as potentially contributing to this circumstance include decreased drug and lifestyle regimen compliance, physiological compensation for drug-induced lipid changes, regression to the mean, intraindividual variability, lab variability, genetics, metabolic state, disease state, age, and season. If light liquid paraffin oil, or mineral oil, used as the placebo in REDUCE-IT adversely affected statin absorption or other parameters in some patients as is asserted by certain critics of the study, this could be theorized to have contributed to differences in outcomes between the groups and leave open the possibility that the placebo used in the trial was not biologically inert. These and other observations, whether scientifically reliable or not, may negatively impact how these trial results are interpreted by regulators, the medical community and third-party payors. This is the case notwithstanding that a post hoc analysis of REDUCE-IT data published in The New England Journal of Medicine showed no material differences in the primary and key secondary endpoint event rates for placebo patients with an increase in LDL-C at one year versus those with no change or a decrease, and also suggested a similar relative risk reduction regardless of whether there was an increase in LDL cholesterol level among the patients in the placebo group. Data generated by Amarin after, but supporting, this analysis reflect that patient-by-patient differences in LDL cholesterol levels from baseline to Year 1 included some patients with increases, some patients with decreases and others with no change in both the Vascepa arm and the placebo arm of the REDUCE-IT study. If mineral oil affected statin absorption significantly, it is reasonable to expect that such effect might be evident in all patients on placebo (i.e., if mineral oil had a definitive effect one would expect LDL cholesterol increases would be consistently observed among patients in the placebo arm) rather than the observed mixed results that include many patients with LDL cholesterol decreases or lack of change in LDL cholesterol. Moreover, as the authors of the primary results publication on REDUCE-IT in The New England Journal of Medicine noted, the relatively small differences in LDL cholesterol levels between the groups would not be likely to explain the 25% lower MACE risk observed with Vascepa and JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa, that, previously demonstrated a 19% risk reduction without a mineral oil placebo.

Consistent with our SPA for REDUCE-IT agreed to with the FDA, the trial subjects in the placebo arm of REDUCE-IT were given light liquid paraffin oil, or mineral oil, to mimic the color and consistency of Vascepa. We also used mineral oil in the placebo arms of our MARINE and ANCHOR trials. During the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, led to further discussion about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. The FDA, early in the course of the REDUCE-IT trial, directed the independent data monitoring committee, or DMC, for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting to date, the DMC recommended to continue the REDUCE-IT study as planned. Each of these DMC recommendations has been shared with FDA. In addition, following discussions on this topic in October 2013 in connection with the FDA’s review of our supplemental new drug application for our ANCHOR study, the FDA did not seek to require that we include any qualification related to the use of mineral oil as a placebo in REDUCE-IT at the time of our March 2016 amendment to the REDUCE-IT SPA. As noted, importantly and consistently, JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa previously demonstrated a 19% risk reduction without a mineral oil placebo.

As with any cardiovascular outcomes trial, further REDUCE-IT data assessment and data release could yield additional useful information to inform a greater understanding of the trial outcome. Further detailed data assessment by Amarin and regulatory authorities will continue and take several months or more to complete and record. The final evaluation of the totality of the efficacy and safety data from REDUCE-IT may include some or all of the following, as well as other considerations: new information affecting the degree of treatment benefit on studied endpoints; study conduct and data robustness, quality, integrity and consistency; additional safety data considerations and risk/benefit considerations; consideration of the cumulative effect of Vascepa in studied patients; and consideration of REDUCE-IT results in the context of other clinical studies. That additional data may exceed, meet or not meet the expectations of regulators, the medical community and third-party payors.

If Vascepa’s specific mechanism of action shown in the REDUCE-IT study or the potential effects of the mineral oil used in the placebo arm of REDUCE-IT remains uncertain, or any additional data from the REDUCE-IT study do not meet expectations, the perception of REDUCE-IT results and Vascepa may suffer and could adversely affect our product development, regulatory review, market or medical community acceptance, level of payor reimbursement in the event of an expansion of the Vascepa label, or the public perception of the REDUCE-IT results and Vascepa, any of which could have a material adverse effect on our business and financial condition and our stock price may decline.

Our current and planned commercialization efforts in the United States may not be successful in increasing sales of Vascepa.

Prior to REDUCE-IT topline results announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. We have recently increased the size of our sales force to approximately 440 sales professionals, including approximately 400 sales representatives, pursuant to positive REDUCE-IT results and are expanding our promotion of Vascepa. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians. We intend to further expand the promotion of Vascepa following our assumed label expansion for Vascepa, subject to FDA review and approval of our sNDA.

In May 2014, we began co-promoting Vascepa in the United States with Kowa Pharmaceuticals America, Inc. under a co-promotion agreement we entered into in March 2014, which we amended in July 2017. Under the agreement, Kowa Pharmaceuticals America, Inc. co-promoted Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol, along with our sales professionals based on a plan designed to focus on select sales territories that we believed had demonstrated the greatest potential for Vascepa sales growth, increasing both the number of sales targets reached and the frequency of sales calls on existing sales targets. However, the commercialization of pharmaceutical products is a complex undertaking, and we had very limited experience as a company operating in this area and co-promoting a pharmaceutical product with a partner.

Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. was designed such that Kowa’s co-promotion of Vascepa ceased at the end of 2018. The parties mutually agreed not to renew the agreement. If our newly expanded sales team are not at least equally capable, our sales may be negatively impacted.

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

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their FDA approved products for uses that have not been approved by the FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act. However, recent case law has called into question the extent to which government in the United States, including FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of FDA-approved products such as Vascepa.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. Data arising from studies of drug products are complex, such as the many studies that we believe show supportive but not conclusive research on the potential connection between the effects of EPA, the active ingredient in Vascepa, and cardiovascular risk reduction (e.g., the JELIS trial of a highly-pure EPA product in Japan by Mochida Pharmaceutical Co., Ltd., or Mochida, and other data using a variety of levels of evidence that connect EPA to favorable effects toward reduced cardiovascular risk). We, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials with respect to the outcome of these trials or other direct or indirect claims we make about Vascepa. Likewise, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials related to the REDUCE-IT results. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

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

Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, which was approved by FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our FDA-approved indicated use and in off-label uses, such as to beneficially affect lipid levels in patients with persistent high triglyceride levels after statin therapy with the aim of potentially lowering cardiovascular risk beyond statin therapy.

In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. Each of these competitors, other than potentially Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources. Neither Epanova or Omtryg have been commercially launched.

AstraZeneca is currently conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily, for approximately 3-5 years as determined when the number of major adverse cardiovascular event outcomes is reached. The STRENGTH study is estimated to be completed in 2020, but it could be stopped earlier if, for example, it generates an overwhelming efficacy result. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a phase III cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures are not effective in lowering cardiovascular risk. Results of these failed outcomes studies and analysis, while not done with Vascepa, may negatively affect sales of Vascepa. For example, results of VITamin D and OmegA-3 TriaL (VITAL), as announced immediately before the presentation of REDUCE-IT results at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018, failed to achieve its primary endpoint of lowering cardiovascular events. VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk.

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acids 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acids 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. In addition, VITAL showed that supplementation with either omega-3 fatty acid at a dose of 1 gram per day or vitamin D3 at a dose of 2000 IU per day was not effective for primary prevention of CV or cancer events among healthy middle-aged men and women across 5 years of follow up.

In meta-analysis, presented in 2018 by the Cochran Foundation and separately as published in JAMA, additional omega-3 studies were evaluated. Similar to the VITAL and ASCEND studies, most of the studies in these omega-3 meta-analyses were of omega-3 mixtures, including DHA, and most were studies of relatively low doses of omega-3 as is associated with dietary supplementation and/or they studied relatively low risk patient populations. The exception was the JELIS study, conducted in Japan, of highly pure EPA which demonstrated a positive outcome benefit. The negative results from such omega-3 mixture studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite REDUCE-IT positive results and the highly-pure and stable EPA active ingredient in Vascepa and its higher dose regimen.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program (TRILOGY) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL)

triglycerides in the first quarter of 2018. Acasti completed enrollment in Q4 2018 and study completion is expected by the end of 2019. We believe Micelle BioPharma Inc., or Micelle, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Micelle, after acquiring SC401 from Sancilio & Company, or Sancilio, is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Micelle (Sancilio) completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014, Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa in patients under conditions inconsistent with the FDA-approved label for Vascepa and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. Akcea Therapeutics/Ionis Pharmaceuticals (formerly Isis Pharmaceuticals), or Akcea/Ionis, in August 2018 announced the receipt of a complete response letter from the FDA for WAYLIVRA™ (volanesorsen), a drug candidate administered through weekly subcutaneous injections, for the treatment of familial chylomicronemia syndrome (FCS). Akcea will continue to work with the FDA on the path forward for Waylivra for the treatment of FCS. Waylivra continues to be developed for the treatment of familial partial lipodystrophy (FPL).

A Phase 3 trial is currently ongoing studying Waylivra (volanesorsen) in patients with FPL (BROADEN trial). Akcea/Ionis expects to file an NDA for FPL in 2019. In January 2017, Akcea/Ionis announced a strategic collaboration and option agreement with Novartis whereby Novartis will help develop (including funding cardiovascular outcomes studies) and commercialize products emerging from this collaboration, including Waylivra (volanesorsen). In June 2018, Gemphire Therapeutics announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. Gemphire announced plans to initiate a Phase III study for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients in the second half of 2018. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. Zydus Cadila has a Phase 2 development program for its lead molecule, Saroglitazar, in various indications, including severe hypertriglyceridemia in the United States. In August 2018, the company announced that it had suspended the Phase 2 trial in the severe hypertriglyceridemia indication due to study enrollment issues, while it continues development activities in other indications. The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia. We are also aware that bezafibrate has been licensed by Intercept Pharmaceuticals to be further developed and potentially launched in the United States market.

Based on prior communications from the FDA, including communications in connection with its review of the ANCHOR indication for Vascepa, it is our understanding that the FDA is not prepared to approve any therapy for treatment of cardiovascular risk based on biomarker modification without outcomes study data, with the potential exception of therapies which lower LDL-cholesterol. In particular, it is our understanding that the FDA is not prepared to approve any therapy based on data demonstrating lowering of triglyceride levels. In our view, this position from the FDA is unlikely to change based on the REDUCE-IT study particularly in light of the independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of Vascepa are unique to Vascepa and extend beyond triglyceride reduction. If the FDA were to change this position, it could potentially have a negative impact on Amarin by making it easier for other products to achieve a cardiovascular risk reduction indication without the need in advance to conduct a long and expensive cardiovascular outcomes study.

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

We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.

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

We may not be successful in replacing our Vascepa co-promotion effort with Kowa Pharmaceuticals America, Inc. after it expired at the end of 2018.

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to co-promote Vascepa in the United States under which Kowa Pharmaceuticals America, Inc. co-promoted Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Co-promotion under the agreement commenced in May 2014 and ceased at the end of 2018. We may seek to search for another commercialization partner, though there is no guarantee we would be successful in doing so. If we do not enter into a co-promotion agreement with an equally capable company or if our newly hired sales representatives are not effective as planned, our sales may be negatively impacted. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

The REDUCE-IT trial was conducted pursuant to a SPA agreement, with the FDA, which means that the FDA agreed, based on the information we submitted to the agency, that the design and planned analysis of the trial was adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness. A SPA agreement does not cover every aspect of clinical trial conduct and assessment. For example, secondary and/or tertiary endpoints, their ordering in the statistical hierarchy, their clinical significance, or whether any would yield results appropriate for labeling are considered review issues and are not intended to be a binding component of the REDUCE-IT SPA agreement. Further, matters such as endpoint adjudication procedures (including potential endpoint ascertainment, adjudication process and detailed definitions) were specified by FDA as issues to be reviewed by the agency as part of a drug approval application. Consistent with the May 2016 FDA SPA draft guidance, FDA stated that the SPA agreement does not necessarily indicate the agency’s agreement with every detail of a protocol; instead, such an agreement indicates FDA’s concurrence with the elements critical to ensuring that the trial conducted under the protocol would have the potential to form the primary basis of an efficacy claim in a marketing application.

A SPA agreement is not a guarantee of approval. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. The FDA reserves the right of final determinations for approval based on its review of the entire data presented in a marketing application. The FDA previously rescinded our SPA agreement with the FDA for our ANCHOR trial because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. There can be no assurance that the FDA or the applicable regulatory authorities in other jurisdictions will not reach a similar conclusion with respect to the results of the REDUCE-IT trial or will not require additional studies by of Vascepa in additional patient populations.

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

We also are subject to the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. For example, in September 2014, we participated in a routine inspection from the FDA in which the FDA made observations on perceived deficiencies related to our processes for collection and processing of adverse events. We have responded to FDA with respect to these observations and continue to work with FDA to show that we have improved related systems and, given we received communication from the FDA that it considers this matter to be closed, we believe that we have demonstrated to FDA that we have adequately responded to these observations. Our activities are also subject to U.S. federal and state consumer protection and unfair competition laws, non-compliance with which could subject us to significant liability. Similar requirements exist in many of these areas in other countries.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as Kowa Pharmaceuticals America, Inc. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for Vascepa obtained in territories outside the United States. Given our inexperience with marketing and commercializing products outside the United States, we will need to rely on third parties, such as Eddingpharm in China, to assist us in dealing with any such issues.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2027. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. Also for example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost-containment measures, ACA establishes:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated

that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the State of California enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations.

In addition, it is time-consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by ACA and by other healthcare reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, proposals are being considered to expand the use of dietary supplements in addition to or in place of drugs in government and private payor plans. In addition, cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

The ACA made significant changes to the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. HRSA also is implementing a ceiling price reporting requirement related to the 340B program during the first quarter of 2019, pursuant to which we are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.

Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to CMS, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also can be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. We cannot assure you that our submissions will not be found by CMS or HRSA to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in reimbursement procedures by government and other third-party payors may limit our ability to market and sell our approved drugs. These changes could have a material adverse effect on our business and financial condition.

In the U.S. and abroad, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments to patients, or do not provide coverage for specific drugs or drug classes.

In addition, certain healthcare providers are moving toward a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. We are unable to predict the reimbursement policies employed by third-party healthcare payors.

We expect to experience pricing and reimbursement pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In addition, we may confront limitations in insurance coverage for our products. If we fail to successfully secure and maintain reimbursement coverage for our approved drugs or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our approved drugs and investigational drug candidates for which we obtain approval, and our business may be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. Since January 2017, the Trump administration has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Nineteen state Attorneys General filed suit to stop the administration from terminating the subsidies, but on July 18, 2018, the U.S. District Court for the Northern District of California dismissed the case without prejudice. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that, due to Congressional appropriations riders that prohibited the Department of Health and Human Services (HHS) from paying out more in risk corridor payments than it collected, HHS was not required to pay more than $12 billion in ACA risk corridor payments owed to insurers under the risk corridor formula. On November 6, 2018, the Federal Circuit declined to rehear the case en banc. Insurers have appealed this ruling to the Supreme Court.

Moreover, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%.

In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting certain further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule that gives states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. This ruling is under appeal and stayed pending appeal. While the Trump Administration and CMS have both stated that the ruling will have no effect while this appeal is pending, it is unclear how this decision, subsequent appeals, and other efforts to invalidate the ACA or portions thereof will impact the ACA, its implementation, and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2027 under the BBA. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria, and new payment methodologies, and in additional downward pressure on coverage and payment and the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct clinical trials in the European Union, or EU, we may be subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Even though we received FDA marketing approval for Vascepa for the MARINE indication and we believe the First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe Vascepa to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved Vascepa label or our settlement. If we are found to have promoted Vascepa outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the False Claims Act, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa Pharmaceuticals America, Inc., or our commercialization partners outside the United States. For example, the Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Any approvals that are obtained may be limited in scope, may require additional post-approval studies or may require the addition of labeling statements focusing on product safety that could affect the commercial potential for our product candidates. Any of these or similar circumstances could adversely affect our ability to gain approval for new indications and affect revenues from the sale of our products. Even in circumstances where products are approved by a regulatory body for sale, the regulatory or legal requirements may change over time, or new safety or efficacy information may be identified concerning a product, which may lead to the withdrawal of a product from the market or similar use restrictions. The discovery of previously unknown problems with a clinical trial or product, or in connection with the manufacturer of products, may result in regulatory issues that prevent proposed future approvals of a product and/or restrictions on that product or manufacturer, including withdrawal of an indication or the product from the market, which would have a negative impact on our potential revenue stream.

As we continue to evolve from a company primarily involved in research and development to a company also focused on establishing an infrastructure for commercializing Vascepa, we may encounter difficulties in managing our growth and expanding our operations successfully.

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Prior to REDUCE-IT topline results announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. We have recently increased the size of our sales force approximately 440 sales professionals, including approximately 400 sales representatives, in the United States and are expanding our promotion of Vascepa. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians.

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

Risks Related to Our Reliance on Third Parties

Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and suppliers.

We have no in-house manufacturing capacity and rely on contract manufacturers for our clinical and commercial product supply. We cannot ensure that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with our third-party manufacturers. Moreover, if our manufacturers should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all.

Any manufacturing problem, natural disaster affecting manufacturing facilities, government action, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and/or result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize Vascepa.

We have contractual freedom to source the API for Vascepa and to procure other services supporting our supply chain. We have entered into supply agreements with multiple suppliers who also rely on other third-party suppliers to manufacture the API and other elements necessary for the sale of Vascepa. Our strategy in sourcing API and other components in our supply chain from multiple suppliers has been to expand manufacturing capacity, maintain competitive advantages, and mitigate the risk of reliance on any single supplier.

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, potentially the qualifications of new suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion. If no additional API supplier is approved by the FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of Vascepa to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for Vascepa.

There can be no guarantee that current suppliers and future suppliers with which we have contracted to encapsulate API will be continually qualified to manufacture the product to our specifications or that current and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

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

The manufacture, packaging and distribution of pharmaceutical products, such as Vascepa, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s pharmaceutical current good manufacturing practices, or cGMPs, and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs and International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, regulations and guidelines who are both capable of manufacturing Vascepa and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we are not able to manufacture Vascepa to required specifications through our current and potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

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

Our relationships with healthcare providers and physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose use to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. The applicable federal and state healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Liability may be established without a person or entity having actual knowledge of the federal anti-kickback statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product support programs;

•

the federal Civil False Claims Act (FCA), which prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the FCA for a variety of alleged improper marketing activities, including allegations that they caused false claims to be submitted because of the company’s marketing of the product for unapproved, and thus allegedly non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

•

HIPAA, which, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payor and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, and its implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and other state or local laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and/or require identification or licensing of sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

In addition, the approval and commercialization of any of our AXA Candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 79 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 79 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	43 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	11 U.S. patents covering or related to the use of Vascepa in the REDUCE-IT population with terms expiring in 2033 or later;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	3 additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	2 additional patents related to the use of Vascepa to treat obesity with a term that expires in 2034;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	4 additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are the owner of the above-listed patents. We are also the exclusive licensee of certain patents owned by others covering products in development. To secure our debt under our outstanding royalty-like instrument, we have granted the holders of such instrument a security interest in our Vascepa-related patents.

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

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of Vascepa. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from the MARINE and ANCHOR trials. If granted, many of the resulting granted patents would expire in 2030 or beyond. However, no assurance can be given that these additional MARINE and ANCHOR patents or any of our pending patent applications intended to cover an indication based on results from the REDUCE-IT clinical trial will be granted or, if they grant, that they will prevent competitors from competing with Vascepa.

For example, we expect to engage in new ANDA patent litigation in the United States and elsewhere with respect to method of use patents related to the REDUCE-IT study after any newly granted indications based on that study.

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

In January 2019, we issued financial and business guidance, including expected fiscal year 2019 total net revenue and expectations regarding inventory build, 2019 operating expenses, and timing of an sNDA seeking Vascepa label expansion. All such guidance is based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our currently projected 2019 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business change, our stock price could decline in value.

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

Our internal computer systems, or those of our third‑party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our research and development programs.

Despite the implementation of security measures, our internal computer systems and those of our third‑party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or products candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and our research and development program could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

However, we cannot assure you that we are or will continue to be resident only in Ireland for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become resident in a jurisdiction other than Ireland. Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service (IRS) and states. We recently completed the audits by the IRS for the years 2013 to 2014, with no material changes to the filed income tax returns. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any future audits will have a material adverse effect on our consolidated financial position or results of operations. The ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Should we cease to be an Irish tax resident, we may be subject to a charge to Irish capital gains tax on our assets. Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to a charge to local capital gains tax charge on the assets.

The effect on us of comprehensive U.S. tax reform legislation whether adverse or favorable, is uncertain.

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, or informally, the Tax Cuts and Jobs Act. Among a number of significant changes to the U.S. federal income tax rules, the Tax Cuts and Jobs Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The effect of the Tax Cuts and Jobs Act on our company and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. You are urged to consult your tax adviser regarding the implications of the Tax Cuts and Jobs Act for an investment in our ADSs.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 31%, 30%, and 27%, respectively, of gross product sales for the year ended December 31, 2018 and represented 26%, 24%, and 39%, respectively, of the gross accounts receivable balance as of December 31, 2018. Customers A, B, and C accounted for 27%, 33%, and 28%, respectively, of gross product sales for the year ended December 31, 2017 and represented 27%, 21%, and 41%, respectively, of the gross accounts receivable balance as of December 31, 2017. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2018, 2017, and 2016, we reported losses of approximately $116.4 million, $67.9 million, and $86.4 million, respectively, and we had an accumulated deficit as of December 31, 2018 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $249.2 million as of December 31, 2018, will be sufficient to fund our projected operations for at least twelve months and through the likely Prescription Drug User Fee Act (PDUFA) date for approval of a supplemental new drug application (sNDA) by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

In order to fully realize the market potential of Vascepa, we may need to enter into a new strategic collaboration or raise additional capital.

Our future capital requirements will depend on many factors, including:

•	the timing, amount and consistency of revenue generated from the commercial sale of Vascepa;
•

the costs associated with commercializing Vascepa in the United States, including expenditures such as potential direct-to-consumer advertising and increased sales force sizing, and for additional indications in the United States and in jurisdictions in which we receive regulatory approval, if any, the cost and timing of securing commercial supply of Vascepa and the timing of entering into any new strategic collaboration with others relating to the commercialization of Vascepa, if at all, and the terms of any such collaboration;

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

As of February 22, 2019, we had 329,321,488 common shares outstanding including 329,087,415 shares held as ADSs and 234,073 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

In addition, under the securities subscription agreement dated as of March 5, 2015, we are required to not publicly disclose the identity of the investors party to that agreement, subject to certain exceptions for disclosures required in securities filings and under applicable law. If we fail to comply with these obligations we could become liable to these investors for damages, including specified liquidated damages. For example, following certain public statements made by us on a quarterly conference call concerning the 2015 private placement, we agreed to specified liquidated damages in the event we are found to have violated the confidentiality provisions of the subscription agreement in the future.

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

We believe it is prudent to assume that we were classified as a PFIC in the past. However, we do not believe that we have been classified as a PFIC beginning in 2013 when we commercially launched Vascepa in the United States and began to derive revenues from sales of Vascepa. Our status as a PFIC is subject to change in future years.

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

Our indebtedness could adversely affect our financial condition.

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

Shareholder protections found in provisions under the U.K. City Code on Takeovers and Mergers, or the Takeover Code, do not apply to us.

The Takeover Code provides a framework within which takeovers of certain companies organized in the United Kingdom are regulated and conducted. However, because our place of central management and control is currently outside of the United Kingdom, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. The following is a brief summary of some of the most important rules of the Takeover Code which, as noted, does not apply to us:

•

In connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about its review of a potential offer.

•

When a person or group (a) acquires interests in shares carrying 30% or more of the voting rights of a company (which percentage is treated by the Takeover Code as the level at which effective control is obtained) or (b) increases the aggregate percentage interest they have when they are already interested in not less than 30% and not more than 50%, they must make a cash offer to all other shareholders at the highest price paid by them in the 12 months before the offer was announced.

•

When interests in shares carrying 10% or more of the voting rights of a class have been acquired by an offeror (i.e., a bidder) in the offer period (i.e., before the shares subject to the offer have been acquired) and the previous 12 months, the offer must be in cash or be accompanied by a cash alternative for all shareholders of that class at the highest price paid by the offeror in that period. Further, if an offeror acquires any interest in shares during the offer period, the offer for the shares must be in cash or accompanied by a cash alternative at a price at least equal to the price paid for such shares during the offer period.

•

If after an announcement is made, the offeror acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased accordingly.

•

The offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company.

•

Favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree.

•	All shareholders must be given the same information.
•	Those issuing takeover circulars must include statements taking responsibility for the contents thereof.
•	Profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers.
•	Misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately.
•

Actions during the course of an offer by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans. Frustrating actions would include, for example, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group.

•

Stringent requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities.

•

Employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment appended to the offeree board of directors’ circular or published on a website.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the location, use and ownership interest of our principal properties as of February 22, 2019:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	270
Bedminster, New Jersey, USA	Offices	Leased	27,951

Effective November 1, 2011, we leased 320 square feet of office space in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The lease terminates on October 31, 2019 and may be renewed annually.

Effective July 1, 2011, we leased 9,747 square feet of office space in Bedminster, New Jersey. On December 6, 2011 we leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, we leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, we entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, we signed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. This sublease agreement was terminated as of September 30, 2017. Additionally, in June 2015, we executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015, which agreement naturally ceased on March 31, 2018. On December 15, 2016, we leased an additional 732 square feet of space in the same location, effective January 1, 2017. The lease, as amended, terminates on April 30, 2019, but we are currently in the process of extending this lease through the start of the new Bridgewater, New Jersey lease, as described below. On January 26, 2019, we leased an additional 5,988 square feet in an annex building, effective February 1, 2019 and terminating June 30, 2019.

As described more fully in Note 17—Subsequent Events, given the anticipated expiration in 2019 of the lease described above, on February 5, 2019, we entered into a lease agreement for approximately 67,747 square feet of office space in Bridgewater, New Jersey with a commencement date anticipated to be on or about July 1, 2019, which will better suit our needs going forward. We believe that our existing facilities and disclosed plans for new facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

On February 22, 2019, a purported investor in our publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, our chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). The lawsuit alleges that, during the period September 24, 2018 and November 9, 2018, we misled investors by purportedly not disclosing that the placebo given to patients in the REDUCE-IT study, mineral oil, may have caused cardiovascular problems in the patients taking it, thereby misleading investors on the outcome of the REDUCE-IT study and artificially inflating the price of our securities. Based on these allegations, the suit asserts claims under the Securities Exchange Act of 1934 and seeks unspecified monetary damages and attorneys’ fees and costs. We believe that we have valid defenses and we will vigorously defend against the claims, but cannot predict the outcome of this lawsuit. We are unable to reasonably estimate the loss exposure, if any, associated with the claims. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by us of the associated deductible obligation under such insurance coverage.

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

In July 2018, as anticipated, we received a paragraph IV certification notice from DRL contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANADA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement lawsuit against DRL in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and Amarin have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case.

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

Market Information

The following table sets forth the high and low prices for our ADSs in each of the quarters over the past two fiscal years, as quoted on The NASDAQ Global Market under the symbol “AMRN.”

	Common Stock Price
	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$4.60	$2.91	$3.58	$2.81
Second Quarter	$3.52	$2.66	$4.10	$2.85
Third Quarter	$16.34	$2.35	$4.47	$2.97
Fourth Quarter	$23.34	$11.78	$4.24	$3.04

Shareholders

As of January 31, 2019, there were approximately 360 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

The following graph compares the cumulative 5-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2014 and its relative performance is tracked through December 31, 2018.

Included in this 5-year time period is the substantial positive impact on the price of Amarin’s ADSs following presentation and publication of positive REDUCE-IT results in 2018.

Company/Market/Peer Company	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Amarin Corporation PLC	$50.25	$96.48	$154.77	$201.51	$683.92
NASDAQ Composite Index	$116.34	$122.18	$130.28	$167.08	$160.59
NASDAQ Biotechnology Index	$135.80	$150.53	$117.41	$142.13	$128.88

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

The following graph compares the cumulative 3-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2016 and its relative performance is tracked through December 31, 2018.

Included in this 3-year time period is the substantial positive impact on the price of Amarin’s ADSs in 2018 following presentation and publication of positive REDUCE-IT results. During this entire 3-year time period, cumulative total return for Amarin’s ADSs exceeded both the NASDAQ Composite Index and NASDAQ Biotechnology Index.

Company/Market/Peer Company	12/31/2016	12/31/2017	12/31/2018
Amarin Corporation PLC	$162.96	$212.17	$720.11
NASDAQ Composite Index	$107.50	$137.86	$132.51
NASDAQ Biotechnology Index	$78.32	$94.81	$85.97

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2018 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2018	—	$—
November 1 – 30, 2018	—	—
December 1 – 31, 2018	41,252	13.24
Total	41,252	$13.24

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

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

The selected financial data set forth below as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 have been derived from the audited consolidated financial statements of Amarin. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenue, net	$228,371	$179,825	$128,966	$80,987	$54,202
Licensing revenue	843	1,279	1,118	769	—
Total revenue, net	229,214	181,104	130,084	81,756	54,202
Less: Cost of goods sold	54,543	44,952	34,363	27,875	20,485
Gross margin	174,671	136,152	95,721	53,881	33,717
Operating expenses:
Selling, general and administrative (1)	226,996	134,549	111,372	101,041	79,346
Research and development	55,900	47,158	49,975	51,062	50,326
Total operating expenses	282,896	181,707	161,347	152,103	129,672
Operating loss	(108,225)	(45,555)	(65,626)	(98,222)	(95,955)
Gain (loss) on change in fair value of derivative liabilities (2)	—	—	8,170	(1,106)	13,472
Gain on extinguishment of debt	—	—	—	1,314	38,034
Interest expense	(8,872)	(9,766)	(18,677)	(20,180)	(18,575)
Interest income	1,074	429	234	132	96
Other (expense) income, net	(326)	74	(482)	(228)	3,727
Loss from operations before taxes	(116,349)	(54,818)	(76,381)	(118,290)	(59,201)
(Provision for) benefit from income taxes (5)	(96)	(13,047)	(9,969)	3,086	2,837
Net loss	(116,445)	(67,865)	(86,350)	(115,204)	(56,364)
Preferred stock purchase option	—	—	—	(868)	—
Preferred stock beneficial conversion features	—	—	—	(32,987)	—
Net loss applicable to common shareholders	(116,445)	(67,865)	(86,350)	(149,059)	(56,364)
Loss per share:
Basic	$(0.39)	$(0.25)	$(0.41)	$(0.83)	$(0.32)
Diluted	$(0.39)	$(0.25)	$(0.41)	$(0.83)	$(0.36)
Weighted average shares:
Basic	297,237	270,652	211,874	180,654	173,719
Diluted	297,237	270,652	211,874	180,654	173,824

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$249,227	$73,637	$98,251	$106,961	$119,539
Total assets (3) (4)	385,714	161,598	166,999	173,230	168,886
Long-term liabilities (3)	76,121	118,168	99,808	250,059	217,028
Stockholders’ equity (deficit) (4)	152,330	(65,100)	(9,058)	(127,552)	(88,448)

(1)

Includes non-cash warrant-related compensation income in 2014 and 2015, reflecting the change in the fair value of the warrant derivative liability associated with warrants issued in October 2009 to former officers of Amarin.

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

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of Vascepa and factors that can affect such success; interpretation of court decisions; expectation on determinations and policy positions of the United States Food and Drug Administration, or FDA; the expected timing of enrollment, interim results and final results of our REDUCE-IT study; the safety and efficacy of our product and product candidates; expectation regarding the potential for Vascepa to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to our fiscal year ended December 31, 2018.

Overview

We are a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health and reduce cardiovascular, or CV, risk.

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. In January 2013, we began selling and marketing Vascepa in the United States by prescription only based on the FDA-approved MARINE indication of patients with severe (TG ≥500 mg/dL) triglyceride levels. We sell 1-gram and 0.5-gram capsule sizes of Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers.

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our Vascepa cardiovascular outcomes trial, REDUCE-IT. We announced topline results from the REDUCE-IT study on September 24, 2018. On November 10, 2018, we publicly presented primary results of the REDUCE-IT study at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). Based on the final positive results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa in the United States and to continue to develop Vascepa commercially in major markets around the world. We anticipate submitting a supplemental new drug application (sNDA) to the FDA before the end of March 2019 based on the positive results of the REDUCE-IT study.

We promote Vascepa directly in the United States. Such promotion, prior to results of the REDUCE-IT study, was based on demonstrated changes in biomarkers based on our MARINE and ANCHOR studies. Most healthcare professionals express that they prefer outcomes data to biomarker data. Because prior to results of the REDUCE-IT study we did not have outcomes data regarding the clinical effect of Vascepa and because a substantial portion of our resources were being spent on the REDUCE-IT study, prior to REDUCE-IT results our commercialization of Vascepa was somewhat limited. Subsequent to learning the positive cardiovascular outcomes results of the REDUCE-IT study, we have begun increasing our promotion of Vascepa.

In addition to promotion of Vascepa in the United States, we have entered into strategic partnerships and license arrangements in Asia, the Middle East, North Africa and Canada to further promote, develop and commercialize Vascepa. We continue to assess other collaboration opportunities to maximize the value of the Vascepa franchise globally.

Commercialization—United States

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. Prior to REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. We have recently increased the size of our sales force to approximately 440 sales professionals, including approximately 400 sales representatives, pursuant to positive REDUCE-IT results and are expanding our promotion of Vascepa. Commencing in May 2014, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. began co-promoting Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We expanded certain medical education and market awareness initiatives following the reporting of positive REDUCE-IT results in 2018. We intend to further expand promotion of Vascepa following label expansion of Vascepa, subject to FDA approval of such expanded label.

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

From May 2014 until December 2018, under our co-promotion agreement with Kowa Pharmaceuticals America, Inc., both parties agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States and agreed to specific performance requirements detailed in the related agreement. The performance requirements included a negotiated minimum number of sales details to be delivered by each party in the first and second position, the use of a negotiated number of minimum sales representatives from each party, and the achievement of minimum levels of Vascepa revenue in 2015 and beyond. First position referred to when a sales representative’s primary purpose in detailing is related to Vascepa, while second position referred to when a sales representative’s primary purpose in detailing is to promote another product, but they also devoted time in the same sales call to promote Vascepa. Kowa Pharmaceuticals America, Inc. also agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. We recognized all revenue from sales of Vascepa. In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. was entitled to a quarterly co-promotion fee based on a percentage of aggregate Vascepa gross margin that varied during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which was the last year of the agreement, as amended, we incurred expense for both the annual co-promotion fee, which in 2018 was calculated as eighteen-and-a-half percent (18.5%) of Vascepa gross margin, plus accrual for co-promotion tail payments which were calculated as a percentage of the 2018 co-promotion fee. Kowa Pharmaceuticals America, Inc. is eligible to receive $17.8 million in co-promotion tail payments, the present value of which of $16.6 million was fully accrued as of December 31, 2018. The accrued tail payments will be paid over three years with declining amounts each year beginning with $7.3 million to be paid in 2019.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2018 was approximately 539,000 compared to 458,000, 430,000, 391,000, and 404,000 in the three months ended September 30, 2018, June 30, 2018, March 31, 2018, and December 31, 2017, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended December 31, 2018 was approximately 538,000 compared to 457,000, 430,000, 392,000, and 409,000 in the three months ended September 30, 2018, June 30, 2018, March 31, 2018, and December 31, 2017, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

In September 2017, we entered into an agreement with HLS to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. We will be responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities. Terms of the agreement include up-front and milestone payments to us of up to $65.0 million. These payments include a non-refundable $5.0 million up-front payment received in two equal installments, the first of which was received at closing with the second received upon the six-month anniversary of the closing, as well as a non-refundable milestone payment of $2.5 million received upon achievement of the REDUCE-IT trial primary endpoint. In addition to the non-refundable, up-front payment, we are entitled to receive certain regulatory and sales-based milestone payments of up to an additional $57.5 million, the timing and achievability of which cannot be determined at least until discussions with Canadian regulatory authorities have commenced, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Research and Development

Since its inception in 2011, conduct of the REDUCE-IT cardiovascular outcomes study of Vascepa has been the centerpiece of our research and development. Most of our other research and development during this period also pertained to Vascepa, including study of the mechanism of action of the single active ingredient in Vascepa, icosapent ethyl. The REDUCE-IT study, since its inception in 2011, was conducted based on a special protocol assessment, or SPA, agreement with the FDA. Based on the final positive results of REDUCE-IT, we plan to seek additional indicated uses for Vascepa in the United States and to pursue approval for Vascepa around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. Potential additional research and development opportunities beyond REDUCE-IT will be prioritized after giving priority to securing regulatory approval for Vascepa based on the REDUCE-IT results in the United States and in various geographies internationally, including pursuit of approval for Vascepa in Europe and in countries where we have commercialization partners for Vascepa. The indication we intend to seek based on the final positive results of REDUCE-IT pertains to use of Vascepa to reduce cardiovascular events in at-risk patients. While the current FDA approved indication for Vascepa is biomarker based (i.e., lowering triglyceride levels), the indication we will seek based on REDUCE-IT results will be outcomes based (i.e., lowering cardiovascular events).

It is believed that the effects of EPA are not due to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature explore potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. With respect to triglyceride levels, our scientific rationale for the REDUCE-IT study was supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggests triglyceride and/or triglyceride-rich lipoproteins (as well as low-density lipoprotein cholesterol (LDL cholesterol), known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. The REDUCE-IT study was designed to determine the clinical benefit, if any, of stable EPA therapy in statin-treated patients with elevated triglyceride levels.

In June 2018, we entered into a multi-faceted collaboration with Mochida related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in Vascepa, the omega-3 acid, EPA. Among other terms in the agreement, we obtained an exclusive license to certain Mochida intellectual property to advance our interests in the United States and certain other territories and the parties will collaborate to research and develop new products and indications based on EPA for our commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development. Upon closing of the collaboration agreement, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for milestone payments from us upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any. Expenditures related to research and development activities for product candidates under the collaboration agreement were immaterial in 2018 and are expected to be less than $5.0 million in 2019.

Commercial and Clinical Supply

We manage the manufacturing and supply of Vascepa internally and have done so since we began clinical development of Vascepa prior to the drug’s marketing approval by FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple FDA-approved international API suppliers, encapsulators and packagers to support Vascepa commercial franchise. The amount of supply we seek to purchase in future periods will depend on the level of growth of Vascepa revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Financial Position

We believe that our cash and cash equivalents of $249.2 million as of December 31, 2018, will be sufficient to fund our projected operations for at least twelve months and through the likely Prescription Drug User Fee Act (PDUFA) date for approval of a sNDA by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

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

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for personnel in our sales, marketing, executive, business development, finance and information technology functions, as well as co-promotion fees payable to Kowa Pharmaceuticals America, Inc. and, in 2018, the final year of the co-promotion agreement, accrual for the co-promotion tail payments. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

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

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities was comprised of: (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 royalty-bearing instrument financing arrangement, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the previously outstanding May 2014 and November 2015 exchangeable senior notes.

Interest and Other (Expense) Income, Net. Interest expense consists of interest incurred under lease obligations, interest incurred under our December 2012 royalty-bearing instrument financing arrangement, and interest incurred under our previously outstanding 3.5% exchangeable notes. Interest expense under our royalty-bearing instrument financing arrangement is calculated based on an estimated repayment schedule. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other (expense) income, net, consists primarily of foreign exchange losses and gains.

Provision for Income Taxes. Provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. The change in the effective tax rate was primarily driven by our evaluation of available evidence which resulted in the recording of non-cash provisions for income taxes against certain of the deferred tax assets for our U.S. subsidiary for the year ended December 31, 2017 and the continuation of that position for the year ended December 31, 2018.

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

We began recognizing revenue from the sale of Vascepa following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from Vascepa sales. In accordance with GAAP, we recognize revenue when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. We recognized net product revenues of $228.4 million and $179.8 million based on sales to Distributors during the years ended December 31, 2018 and 2017, respectively.

We have written contracts with our Distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Distributors for Vascepa. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements,

(c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our Distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and twelve months ended December 31, 2018 and 2017.

When evaluating licensing arrangements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. In determining performance obligations, we evaluate whether the license is distinct from the other performance obligations with the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered include the stage of development of the license delivered, research and development capabilities of the partner and the ability of partners to develop and commercialize Vascepa independent of us.

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

Inventory—We capitalize purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. The API purchased for Vascepa was sourced from three API suppliers in 2018, 2017, and 2016. If we add a new API supplier, all Vascepa API purchased from such supplier is included as a component of research and development expense until the new API supplier is approved. Upon sNDA approval of each additional supplier, we capitalize subsequent Vascepa API purchases from such supplier as inventory. We state inventories at the lower of cost or net realizable market value. Cost is determined based on actual cost using the average cost method. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage, quantities in excess of expected demand, changes in price levels or other causes, then we will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. We expense inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of Vascepa API. Additionally, the determination of the classification of our inventory requires the use of estimates in order to determine the portion of inventories anticipated to be utilized within twelve months of the balance sheet date.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2018, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical and current year pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of Vascepa. Based on our assessment, we concluded that all of our net deferred tax assets are not more likely than not to be realizable as of both December 31, 2018 and 2017. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2018 and December 31, 2017

Product Revenue, net. We recorded net product revenue of $228.4 million and $179.8 million during the years ended December 31, 2018 and 2017, respectively, an increase of $48.5 million, or 27%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased in 2018 by approximately 365,000 and 381,000, respectively, over the year ended December 31, 2017, representing growth of 25% and 27%, respectively.

All of our product revenue in the years ended December 31, 2018 and 2017 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the years ended December 31, 2018 and 2017, our net product revenue included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the years ended December 31, 2018 and 2017 was up to $70 per 30-day prescription filled and, beginning in March 2017, included up to $140 per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the years ended December 31, 2018 and 2017 was $0.8 million and $1.3 million, respectively, a decrease of $0.4 million, or 34%. Licensing revenue relates to the recognition of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, as well as recognition of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2019.

Cost of Goods Sold. Cost of goods sold during the years ended December 31, 2018 and 2017 was $54.5 million and $45.0 million, respectively, an increase of $9.6 million, or 21%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2018 and 2017 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2019 to be similar to or modestly lower than 2018. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the years ended December 31, 2018 and 2017 was 76% and 75%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2018 and 2017 was $227.0 million and $134.5 million, respectively, an increase of $92.4 million, or 69%. Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 are summarized in the table below:

	Year Ended December 31,
In thousands	2018	2017
Selling, general and administrative expense (1)	$164,267	$100,204
Co-promotion fees (2)	46,821	22,507
Non-cash stock-based compensation expense (3)	15,908	11,838
Total selling, general and administrative expense	$226,996	$134,549

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the years ended December 31, 2018 and 2017 was $164.3 million and $100.2 million, respectively, an increase of $64.1 million, or 64%. This increase is due primarily to increased promotional activities, including commercial spend in preparation for successful REDUCE-IT results (announced on September 24, 2018) as well as costs for sales force expansion and other increased promotional activities following positive REDUCE-IT results. Incurred in 2018 and not incurred in 2017 were costs for direct to consumer activities of approximately $28 million, as well as payment of $2.0 million made in connection with the settlement agreement reached with Teva Pharmaceuticals USA, Inc. in May 2018.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. were $46.8 million and $22.5 million in the years ended December 31, 2018 and 2017, respectively, an increase of $24.3 million, or 108%. The increase is due primarily to an accrual for co-promotion tail payments of $16.4 million in 2018 as well as an increase in gross margin on product sales, upon which the co-promotion fees are calculated for the twelve months ended December 31, 2018 compared to the same period in 2017.

(3)

Non-cash stock-based compensation expense for the years ended December 31, 2018 and 2017 was $15.9 million and $11.8 million, respectively, an increase of $4.1 million, or 34%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions. The increase is due primarily to the determination in 2018 that certain performance awards are probable to be achieved following positive REDUCE-IT results, as well as an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards resulting from the increase in the price of our stock.

We anticipate our selling, general and administrative expenses to increase in 2019 as a result of increased promotional activities pertaining to Vascepa pursuant to positive REDUCE-IT results, including increasing the size of our sales force from approximately

170 sales professionals, including sales representatives and their managers, prior to the REDUCE-IT topline results announcement in September 2018, to approximately 440 sales professionals, including approximately 400 sales presentatives, to begin 2019, partially offset by the elimination of ongoing expense from co-promotion fees under the co-promotion agreement which, by design, ended on December 31, 2018. We anticipate selling, general and administrative expenses to increase further following label expansion of Vascepa by the FDA, subject to FDA review, including an anticipated increase in direct to consumer promotion.

Research and Development Expense. Research and development expense for the years ended December 31, 2018 and 2017 was $55.9 million and $47.2 million, respectively, an increase of $8.7 million, or 19%. Research and development expenses for the years ended December 31, 2018 and 2017 are summarized in the table below:

	Year Ended December 31,
In thousands	2018	2017
REDUCE-IT study (1)	$38,098	$34,886
Regulatory filing fees and expenses (2)	1,052	1,011
Internal staffing, overhead and other (3)	13,852	9,139
Research and development expense, excluding non-cash expense	53,002	45,036
Non-cash stock-based compensation expense (4)	2,898	2,122
Total research and development expense	$55,900	$47,158

The increase in research and development expenses for the year ended December 31, 2018, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. The REDUCE-IT study results were further presented at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 and concurrently published in The New England Journal of Medicine. We managed the study through a contract research organization (CRO) through which all costs for the conduct of this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. We expense costs for CTM when allocated to clinical research. For the years ended December 31, 2018 and 2017, we incurred expenses through our CRO in connection with this trial of approximately $29.1 million and $29.9 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the years ended December 31, 2018 and 2017 for REDUCE-IT were approximately $38.1 million and $34.9 million, respectively. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. The increase in expenses in 2018 as compared to 2017 is primarily due to costs associated with last patient study visits and data collection and analysis related to the REDUCE-IT study.

(2)

The regulatory filing fees in each of the years ended December 31, 2018 and 2017 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. These costs increased in 2018 compared to 2017 in support of publishing results of the REDUCE-IT study and preparing potential regulatory filings based on the results of the study. Other research and development expenses for the year ended December 31, 2018 include a non-refundable, non-creditable upfront payment of approximately $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

We anticipate our research and development expenses to be modestly lower in 2019 compared to 2018 as the REDUCE-IT trial is complete. Research and development expenses in 2019, while lower than in 2018, are anticipated to remain relatively high to support the sNDA submission, to support multiple potential additional publications of REDUCE-IT results, to support partners with respect to international submissions for Vascepa and to evaluate future product opportunities on our own and in collaboration with our development partner, Mochida.

Interest Expense, net. Net interest expense for the years ended December 31, 2018 and 2017 was $7.8 million and $9.3 million, respectively, a decrease of $1.5 million, or 9%. Net interest expense for the years ended December 31, 2018 and 2017 is summarized in the table below:

	Year ended December 31,
In thousands	2018	2017
Exchangeable senior notes (1):
Amortization of debt discounts	$186	$200
Contractual coupon interest	881	1,004
Total exchangeable senior notes interest expense	1,067	1,204
Long-term debt from royalty-bearing instrument (2):
Cash interest	5,646	6,425
Non-cash interest	1,997	2,132
Total long-term debt from royalty-bearing instrument interest expense	7,643	8,557
Other interest expense	162	5
Total interest expense	8,872	9,766
Interest income (3)	(1,074)	(429)
Total interest expense, net	$7,798	$9,337

(1)

Cash and non-cash interest expense related to the exchangeable senior notes, which were fully exchanged and retired for equity in November 2018, for the years ended December 31, 2018 and 2017 was $1.1 million and $1.2 million, respectively.

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the years ended December 31, 2018 and 2017 was $7.6 million and $8.6 million, respectively. These amounts reflect the fact that our Vascepa net revenue levels have not been, and during these years were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the years ended December 31, 2018 and 2017 was $1.1 million and $0.4 million, respectively. Interest income represents income earned on cash balances.

Other (Expense) Income, net. Other (expense) income, net, for the year ended December 31, 2018 and 2017 was expense of $0.3 million and income of $0.1 million, respectively. Other (expense) income, net, in the years ended December 31, 2018 and 2017 primarily consists of gains and losses on foreign exchange transactions.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2018 and 2017 was $0.1 million and $13.0 million, respectively. The 2018 provision is the result of losses generated by our U.S. and non-U.S. operations for which no tax benefit has been recognized based on our position that deferred tax benefits are not more likely than not to be realized based on available evidence. The 2017 provision recorded related entirely to the U.S. subsidiary operations. At the date of enactment of the Tax Cuts and Jobs Act, we had net deferred tax assets for the excess of the net tax value over the book basis of our U.S. assets and liabilities which will generate future tax deductions in excess of book expense. As a result of the Tax Cuts and Jobs Act, future tax deductions will result in a decreased reduction in tax expense. Consequently, we reduced the amount of the U.S. subsidiary’s net deferred tax assets as of the date of enactment and recorded a non-cash charge of $2.4 million in the provision for income taxes for the year ended December 31, 2017 due to the decrease in the U.S. corporate tax rate from 34% to 21%. In addition, based on our evaluation of the available evidence, we recognized non-cash tax expense during the year ended December 31, 2017 of $8.7 million related to the recording of additional valuation allowance to reduce the deferred tax assets on the balance sheet to zero as we concluded that it is not more likely than not that certain of the deferred tax benefits resulting from the deferred tax assets generated from the U.S. subsidiary operations will be realized.

The provisions for income taxes for the years ended December 31, 2018 and 2017 include excess tax benefits of $7.7 million and $1.3 million, respectively, arising from share-based payments as a result of adopting ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.

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

(1)

In December 2011, we announced commencement of patient dosing in our cardiovascular outcomes study of Vascepa, titled REDUCE-IT, which is designed to evaluate the efficacy of Vascepa, including its impact on triglyceride lowering and its other clinical effects, in reducing major adverse cardiovascular events compared to placebo in patients who despite statin therapy have risk factors for cardiovascular disease, including elevated triglyceride levels. In 2016, we completed patient enrollment and randomization of 8,179 individual patients into the REDUCE-IT study, exceeding the 8,000 patients targeted for the trial. We manage the study through a contract research organization (CRO) through which all costs for this outcomes study are incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. Our internal personnel are responsible for managing multiple projects and their costs are not specifically allocated to REDUCE-IT or any other individual project. For the years ended December 31, 2017 and 2016, we incurred expenses through our CRO in connection with this trial of approximately $29.9 million and $28.8 million, respectively. Inclusive of CTM costs, the combined CRO and CTM costs during the years ended December 31, 2017 and 2016 for REDUCE-IT were approximately $34.9 million and $37.0 million, respectively. The decrease in expenses in 2017 as compared to 2016 is primarily the result of timing variability for REDUCE-IT costs. We expense costs for CTM when allocated to clinical research.

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

Gain on Change in Fair Value of Derivative Liabilities. Gain on change in fair value of derivative liabilities for the year ended December 31, 2017 was nil versus a gain of $8.2 million in the prior year period. Gain on change in fair value of derivative liabilities for the years ended December 31, 2017 and 2016 is comprised of (i) the change in fair value of the derivative liability related to the change in control provision associated with the December 2012 royalty-bearing instrument, and (ii) the change in fair value of the derivative liabilities related to the change in control provisions associated with the May 2014 and November 2015 exchangeable senior notes.

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

Our 3.5% May 2014 exchangeable senior notes due 2032, or 2014 Notes, contained a redemption feature whereby, upon occurrence of a change in control, we would have been required to repurchase the notes. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of the probability of a change in control occurring, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 2014 Notes indenture to mandatorily exchange the 2014 Notes into ADSs (see Note 7—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $2.1 million gain on change in fair value of derivative liability for the year ended December 31, 2016. There was no such change in fair value of derivative liability for the year ended December 31, 2017.

Our 3.5% November 2015 exchangeable senior notes due 2032, or 2015 Notes, contained the same redemption feature as the 2014 Notes and the related derivative liability was calculated utilizing the same methodology. In September 2016, we exercised our optional exchange rights upon satisfaction of specified equity conditions consistent with the terms of the 2015 Notes to mandatorily exchange the 2015 Notes into ADSs (see Note 7—Debt). As such, the related derivative liability was derecognized at that time and we recognized a $0.6 million gain on change in fair value of derivative liability for the year ended December 31, 2016. There was no such change in fair value of derivative liability for the year ended December 31, 2017.

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

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the years ended December 31, 2017 and 2016 was $8.6 million and $8.8 million, respectively. These amounts reflect the fact that our Vascepa net revenue levels have not been, and during these years were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the years ended December 31, 2017 and 2016 was $0.4 million and $0.2 million, respectively. Interest income represents income earned on cash balances.

Other Expense (Income), net. Other expense (income), net, for the year ended December 31, 2017 and 2016 was income of $0.1 million and expense of $0.5 million, respectively. Other expense (income), net, in the years ended December 31, 2017 and 2016 primarily consists of gains and losses on foreign exchange transactions.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2017 and 2016 was $13.0 million and $10.0 million, respectively. The provisions recorded relate entirely to the U.S. subsidiary operations. At the date of enactment of the Tax Cuts and Jobs Act, we had net deferred tax assets for the excess of the net tax value over the book basis of our U.S. assets and liabilities which will generate future tax deductions in excess of book expense. As a result of the Tax Cuts and Jobs Act, future tax deductions will result in a decreased reduction in tax expense. Consequently, we reduced the amount of the U.S. subsidiary’s net deferred tax assets as of the date of enactment and recorded a non-cash charge of $2.4 million in the provision for income taxes for the year ended December 31, 2017 due to the decrease in the U.S. corporate tax rate from 34% to 21%. In addition, based on our evaluation of the available evidence, we recognized non-cash tax expense during the year ended December 31, 2017 of $8.7 million related to the recording of additional valuation allowance to reduce the deferred tax assets on the balance sheet to zero as we concluded that it is not more likely than not that certain of the deferred tax benefits resulting from the deferred tax assets generated from the U.S. subsidiary operations will be realized. The provisions for income taxes for the years ended December 31, 2017 and 2016 include $1.3 million of excess tax benefits and $0.4 million of excess tax deficiencies, respectively, arising from share-based payments as a result of adopting ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.

Liquidity and Capital Resources

Our sources of liquidity as of December 31, 2018 include cash and cash equivalents of $249.2 million. In February 2018, we completed a public offering of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting customary commissions and offering expenses. In November 2018, we completed a public offering of 11,111,112 ADSs. The underwriters purchased the ADSs from us at a price of $17.575 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting customary commissions and offering expenses. Our projected uses of cash include expansion of our sales force and initiatives for medical education and market awareness following successful REDUCE-IT results, increasing inventory purchases, and general corporate and working capital purposes. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2018	2017	2016
Cash (used in) provided by:
Operating activities	$(94.7)	$(32.8)	$(71.8)
Investing activities	(0.1)	—	—
Financing activities	271.3	8.2	63.1
Increase (decrease) in cash and cash equivalents	$176.5	$(24.6)	$(8.7)

Net cash used in operating activities during 2018 compared to 2017 increased primarily as a result of commercial and R&D activities associated with preparation for completion of the REDUCE-IT study, including payment for increased levels of Vascepa inventory, as well as costs to expand commercial activities and publish topline results of the REDUCE-IT study which were reported in September 2018. These increases were partially offset by higher collections from product sales.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of December 31, 2018, the net remaining amount to be repaid to CPPIB is $88.6 million, which will be repaid in quarterly installments calculated as 10% of quarterly Vascepa net revenues. We can prepay the net remaining amount at any time.

As of December 31, 2018, we have no exchangeable notes or term debt outstanding since, in October 2018, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 3.5% exchangeable senior notes due 2047, or the 2017 Notes, to mandatorily exchange the entirety of the $30.0 million in aggregate principal amount outstanding into ADSs. This resulted in elimination of the debt and issuance of 7,716,046 ADSs. The 2017 Notes were issued and sold in January 2017 when we, through our wholly-owned subsidiary Corsicanto II DAC, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain unrelated investors. The net proceeds we received from the January 2017 offering were approximately $28.8 million, after deducting placement agent fees and estimated offering expenses. See Note 7—Debt in the Notes to Consolidated Financial Statements for further discussion.

As of December 31, 2018, we had cash and cash equivalents of $249.2 million, an increase of $175.6 million from December 31, 2017. The increase is primarily due to proceeds from the public offering financings completed in the first and fourth quarters of 2018 and accounts receivable collections, partially offset by net cash used in operating activities in support of the commercialization of Vascepa and funding of REDUCE-IT. As of December 31, 2018, we had accounts receivable, net, of $66.5 million and inventory, net, of $57.8 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of December 31, 2018. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and expanded Vascepa promotional activities resulting from positive REDUCE-IT results both before and after label change for Vascepa based on REDUCE-IT results, which label change is subject to FDA review and approval of our sNDA. Because levels of Vascepa revenues are difficult to predict, as is the timing of label expansion, we intend to purchase API during 2019 at a rate which, based on current levels of revenue growth, is higher than is required for 2019. We estimate the incremental cost of this anticipated inventory build to be between $50 million and $75 million in 2019. We believe that there is limited financial risk of over-purchasing Vascepa inventory as the product has demonstrated stability supporting approved commercial expiry dating through four years.

We believe that our cash and cash equivalents of $249.2 as of December 31, 2018, will be sufficient to fund our projected operations for at least twelve months and through the likely PDUFA date for approval of a supplemental new drug application (sNDA) by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

In millions	Total	2019	2020 to 2021	2022 to 2023	After 2023
Contractual obligations:
Purchase obligations (1)	$53.0	$11.3	$22.6	$17.2	$1.9
Operating lease obligations (2)	0.2	0.2	—	—	—
Total contractual cash obligations	$53.2	$11.5	$22.6	$17.2	$1.9

(1)

Our agreements with certain supply chain contracting parties contain minimum annual purchase levels to enable us to maintain certain supply exclusivity and also contain a provision that any shortfall in the minimum purchase commitments is payable in cash. Each such supplier is required to meet certain performance obligations and the agreements may be terminated by us in the event of non-performance.

(2)	Represents operating lease costs, primarily consisting of leases for facilities in Dublin, Ireland and Bedminster, NJ, net of sublease rental income.

As of December 31, 2018, we had certain marketing commitments, consisting of communication costs related to our direct-to-consumer activities, totaling approximately $1.2 million.

Under the terms of the agreement with CPPIB, as successor in interest to BioPharma, we agreed to repay up to $150.0 million of future revenue and receivables. As of December 31, 2018, the net remaining amount to be repaid is $88.6 million, which will be repaid in quarterly installments calculated as 10% of quarterly Vascepa net revenues. We can prepay the net remaining amount at any time.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon approval of Vascepa by the FDA on July 26, 2012, we were required to make a milestone payment to Laxdale of £7.5 million. We made this payment in 2012 and capitalized this Laxdale milestone payment of $11.6 million as a component of other long-term assets. This long-term asset is being amortized over the estimated useful life of the intellectual property we acquired from Laxdale and we recognized amortization expense of $0.6 million in each of the years ended December 31, 2018 and 2017. Also under the Laxdale agreement, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), we must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.6 million as of December 31, 2018). Additionally, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), we must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.4 million as of December 31, 2018) for each of the two potential market approvals (i.e., £10 million maximum, or approximately $12.7 million as of December 31, 2018).

We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2018 and 2017, we had no outstanding forward exchange contracts.

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

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. We invest funds not needed for near-term operating expenses in diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2018, the fair value of our cash and cash equivalents maturing in one year or less was $249.2 million and represented 100% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the general short-term nature of our investment portfolio.

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

As of December 31, 2018 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2018, our internal controls over financial reporting were effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2018. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

February 27, 2019

Item 9B.	Other Information

Entry into Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Consistent with such regulation, our policy permits such plans to be entered into only when that person confirms they are not in possession of material non-public information. Our policy also requires a waiting period after a trading plan is created before shares can be traded under the plan. Our open trading windows are established in consultation with legal counsel. We have been from time to time advised that a number of our directors and employees, including members of our senior management team, and investment funds associated with such persons, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. It is not our policy to publicly disclose the terms of these private trading plans. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2019 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2019 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2019 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2019 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2019 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Articles of Association of the Company	Quarterly Report on Form 10-Q, File No. 0-21392, as Exhibit 3.1	August 8, 2013

4.1

Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder

		Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.1	February 29, 2012

4.2	Indenture, dated as of January 9, 2012, by and among Corsicanto Limited, the Company and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K dated January 9, 2012, File No. 0-21392, as Exhibit 4.1	January 10, 2012

4.3	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 2.4	April 24, 2003

4.4	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.4	February 29, 2012

4.5	Form of Series A Preference Share Terms	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, as Exhibit 4.1	March 11, 2015

4.6	Preferred Share Deposit Agreement by and among the Company, Citibank, N.A., as depositary, and all holders and beneficial owners of restricted ADSs issued thereunder	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.1	March 30, 2015

4.7	Form of American Depositary Receipt evidencing restricted ADSs representing Series A Preference Shares	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.2	March 30, 2015

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.1	August 8, 2008

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.2	August 8, 2008

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.5	February 28, 2012

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.2	August 6, 2015

10.8	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.44	March 16, 2011

10.9	Form of Incentive Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.3	February 29, 2012

10.10	Form of Non-Qualified Stock Option Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.4	February 29, 2012

10.11	Form of Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.5	February 29, 2012

10.12	Letter Agreement, dated November 15, 2010, between the Company and John F. Thero*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.42	March 16, 2011

10.13	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.5	December 23, 2011

10.14	Letter Agreement with John Thero, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.1	December 23, 2011

10.15	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Current Report on Form 8-K dated February 16, 2012, File No. 0-21392, as Exhibit 10.1	February 16, 2012

10.16	Letter Agreement with John Thero, dated January 10, 2014*	Current Report on Form 8-K dated January 8, 2014, File No. 0-21392, as Exhibit 10.1	January 10, 2014

10.17	Amendment, dated July 6, 2015, to Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.1	August 6, 2015

10.18	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.2	August 6, 2015

10.19	Amendment, dated July 6, 2015, to Letter Agreement with John Thero, dated December 23, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.3	August 6, 2015

10.20	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Form S-8, File No. 333-180180, as Exhibit 4.1	March 16, 2012

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.21	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Form S-8, File No. 333-180180, as Exhibit 4.2	March 16, 2012

10.22	Employment Agreement dated November 5, 2009 with John F. Thero*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.104	December 14, 2009

10.23	Development and License Agreement dated March 6, 2007 between Amarin Pharmaceuticals Ireland Limited and Elan Pharma International Limited ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.67	May 19, 2008

10.24	Termination and Assignment Agreement, dated July 21, 2009 between Elan Pharma International Limited and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.90	October 22, 2009

10.25	Form of Purchase Agreement, dated June 1, 2007, between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.69	May 19, 2008

10.26	Form of Equity Securities Purchase Agreement for U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.5	December 17, 2007

10.27	Form of Equity Securities Purchase Agreement for Non-U.S. Purchasers, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.6	December 17, 2007

10.28	Form of Debt Securities Purchase Agreement, dated December 4, 2007, between the Company and the Purchasers named therein	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.7	December 17, 2007

10.29	Stock Purchase Agreement, dated December 5, 2007, between the Company, the selling shareholders of Ester Neurosciences Limited, Ester Neurosciences Limited and Medica II Management L.P. ††	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	January 28, 2008

10.30	Letter Agreement, dated December 6, 2007, between the Company and the Sellers’ Representative of the selling shareholders of Ester Neurosciences Limited	Report of Foreign Private Issuer filed on Form 6-K, File No. 0-21392, as Exhibit 99.1	February 1, 2008

10.31	Amendment No. 1 to Stock Purchase Agreement, dated April 7, 2008, between the Company and Medica II Management L.P.	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.79	May 19, 2008

10.32	Securities Purchase Agreement, dated May 12, 2008, among the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.80	October 22, 2009

10.33	Form of Securities Purchase Agreement, dated May 13, 2008, between the Company and the Purchasers named therein ††	Annual Report on Form 20-F for the year ended December 31, 2007, File No. 0-21392, as Exhibit 4.81	May 19, 2008

10.34	Amendment and Waiver Agreement, dated May 25, 2009, between Ester Neurosciences Limited, Medica II Management L.P. and the Company††	Annual Report on Form 20-F/A for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.88	December 4, 2009

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.35	Form of Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.94	October 22, 2009

10.36	Amendment No. 1, dated December 2, 2009, to Securities Purchase Agreement dated October 12, 2009 between the Company and the Purchasers named therein	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.105	December 14, 2009

10.37	Master Services Agreement, dated September 29, 2009, between Medpace Inc. and Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.92	October 22, 2009

10.38	Amendment Agreement dated October 12, 2009, to the Form of Equity Securities Purchase Agreement dated May 13, 2008 between the Company and the Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2008, File No. 0-21392, as Exhibit 4.97	October 22, 2009

10.39	Management Rights Deed of Agreement dated October 16, 2009 by and among the Company and Purchasers named therein	Annual Report on Form 20-F for the year ended December 31, 2009, File No. 0-21392, as Exhibit 4.100	June 25, 2010

10.40	Supply Agreement, dated November 1, 2010, between Nisshin Pharma Inc. and Amarin Pharmaceuticals Ireland Limited ††	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.40	March 16, 2011

10.41	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.2	August 9, 2011

10.42	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.6	August 8, 2008

10.43	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012††	Quarterly Report on Form 10-Q for quarterly period ended September 30, 2012, File No. 0-21392, as Exhibit 10.1	November 8, 2012

10.44

Irrevocable License Agreement dated as of April 11, 2011, as amended by the First Amendment to Irrevocable License Agreement dated as of May 9, 2011, each by Amarin Pharmaceuticals Ireland Ltd. and Bedminster 2 Funding, LLC

		Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.3	August 9, 2011

10.45	Second Amendment to Irrevocable License Agreement, by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated April 25, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.4	August 8, 2008

10.46	Third Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated July 17, 2012	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.5	August 8, 2008

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.47	Fourth Amendment to Irrevocable License Agreement by and between Bedminster 2 Funding, LLC and Amarin Pharmaceuticals Ireland Ltd., dated December 15, 2012	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.71	February 28, 2012

10.48	Online Office Agreement dated as of September 30, 2011 by Amarin Corporation plc and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 0-21392, as Exhibit 10.2	November 8, 2011

10.49	Lease Agreement, dated January 22, 2007, between the Company, Amarin Pharmaceuticals Ireland Limited and Mr. David Colgan, Mr. Philip Monaghan, Mr. Finian McDonnell and Mr. Patrick Ryan	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.71	March 5, 2007

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

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 0-21392, as Exhibit 10.1	May 8, 2015

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.59	Securities Subscription Agreement dated March 5, 2015, by and among Amarin Corporation plc, 667, L.P., Baker Brothers Life Sciences, L.P., Stonepine Capital, L.P. and Broadfin Healthcare Master Fund	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, File No. 0-21392, as Exhibit 10.1	March 11, 2015

10.60	Securities Subscription Agreement dated March 30, 2015, by and between Amarin Corporation plc and Sofinnova Venture Partners VII, L.P.	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 10.1	March 30, 2015

10.61	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, File No. 0-21392, as Exhibit 10.1	June 30, 2016

10.62	Form of Private Placement Agreement, dated January 20, 2017, by and among Amarin Corporation plc, Corsicanto II Designated Activity Company and certain investors	Current Report on Form 8-K dated January 20, 2017, File No. 0-21392, as Exhibit 10.1.	January 20, 2017

10.63	Amendment No. 6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 0-21392, as Exhibit 4.1	August 2, 2017

10.64	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.64	February 27, 2018

10.65	First Amendment to the Co-Promotion Agreement of March 31, 2014 dated July 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc., and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 0-21392, as Exhibit 10.1	August 2, 2017

10.66	Consent and Waiver, dated December 20, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Corporation PLC, BioPharma Secured Debt Fund II Holdings Cayman LP and Pharmakon Advisors LP	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.66	February 27, 2018

10.67	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.67	February 27, 2018

10.68	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.68	February 27, 2018

10.69	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Filed herewith

14.1	Code of Ethics	Registration Statement on Form F-3, File No. 333-170505, as Exhibit 99.1	November 10, 2010

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2019

/s/ Michael W. Kalb Michael W. Kalb	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Director	February 27, 2019

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	February 27, 2019

/s/ Kristine Peterson Kristine Peterson	Director	February 27, 2019

/s/ David Stack David Stack	Director	February 27, 2019

/s/ Jan van Heek Jan van Heek	Director	February 27, 2019

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	February 27, 2019

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

Iselin, New Jersey

February 27, 2019

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$249,227	$73,637
Restricted cash	1,500	600
Accounts receivable, net	66,523	45,318
Inventory	57,802	30,260
Prepaid and other current assets	2,945	3,455
Total current assets	377,997	153,270
Property, plant and equipment, net	63	28
Other long-term assets	174	174
Intangible asset, net	7,480	8,126
TOTAL ASSETS	$385,714	$161,598
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$37,632	$25,155
Accrued expenses and other current liabilities	84,171	58,902
Current portion of exchangeable senior notes, net of discount	—	481
Current portion of long-term debt from royalty-bearing instrument	34,240	22,348
Deferred revenue, current	1,220	1,644
Total current liabilities	157,263	108,530
Long-Term Liabilities:
Exchangeable senior notes, net of discount	—	28,992
Long-term debt from royalty-bearing instrument	46,108	70,834
Deferred revenue, long-term	19,490	17,192
Other long-term liabilities	10,523	1,150
Total liabilities	233,384	226,698
Commitments and contingencies (Note 8)
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 289,317,460 shares issued and outstanding as of December 31, 2018 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio); 328,184,640 shares issued and outstanding as of December 31, 2017 (equivalent to 32,818,464 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	21,850	24,364
Common stock, £0.50 par, unlimited authorized; 329,110,863 issued, 325,850,013 outstanding as of December 31, 2018; 272,719,044 issued, 271,022,011 outstanding as of December 31, 2017	246,663	208,768
Additional paid-in capital	1,282,762	977,866
Treasury stock; 3,260,850 shares as of December 31, 2018; 1,697,033 shares as of December 31, 2017	(10,413)	(4,229)
Accumulated deficit	(1,388,532)	(1,271,869)
Total stockholders’ equity (deficit)	152,330	(65,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$385,714	$161,598

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Product revenue, net	$228,371	$179,825	$128,966
Licensing revenue	843	1,279	1,118
Total revenue, net	229,214	181,104	130,084
Less: Cost of goods sold	54,543	44,952	34,363
Gross margin	174,671	136,152	95,721
Operating expenses:
Selling, general and administrative	226,996	134,549	111,372
Research and development	55,900	47,158	49,975
Total operating expenses	282,896	181,707	161,347
Operating loss	(108,225)	(45,555)	(65,626)
Gain on change in fair value of derivative liabilities	—	—	8,170
Interest expense	(8,872)	(9,766)	(18,677)
Interest income	1,074	429	234
Other (expense) income, net	(326)	74	(482)
Loss from operations before taxes	(116,349)	(54,818)	(76,381)
Provision for income taxes	(96)	(13,047)	(9,969)
Net loss	(116,445)	(67,865)	(86,350)
Loss per share:
Basic	$(0.39)	$(0.25)	$(0.41)
Diluted	$(0.39)	$(0.25)	$(0.41)
Weighted average shares outstanding:
Basic	297,237	270,652	211,874
Diluted	297,237	270,652	211,874

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2015	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,119,293)	$(129,191)
Cumulative-effect adjustment	—	—	—	—	—	—	—	1,639	1,639
January 1, 2016	328,184,640	183,577,765	(174,502)	$24,364	$149,978	$816,171	$(411)	$(1,117,654)	$(127,552)
Issuance of common stock, net of transaction costs	—	24,265,000	—	—	15,712	48,901	—	—	64,613
Exchange of exchangeable senior notes, net of transaction costs	—	60,311,188	—	—	40,062	87,374	—	—	127,436
Exercise of stock options	—	177,146	—	—	119	168	—	—	287
Vesting of restricted stock units	—	1,852,102	(645,003)	—	1,295	(1,302)	(1,087)	—	(1,094)
Stock-based compensation	—	—	—	—	—	13,602	—	—	13,602
Net loss	—	—	—	—	—	—	—	(86,350)	(86,350)
December 31, 2016	328,184,640	270,183,201	(819,505)	$24,364	$207,166	$964,914	$(1,498)	$(1,204,004)	$(9,058)
Exercise of stock options	—	356,656	—	—	229	409	—	—	638
Vesting of restricted stock units	—	2,179,187	(877,528)	—	1,373	(1,409)	(2,731)	—	(2,767)
Stock-based compensation	—	—	—	—	—	13,952	—	—	13,952
Loss for the period	—	—	—	—	—	—	—	(67,865)	(67,865)
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	31,727,550	—	—	21,744	243,096	—	—	264,840
Issuance of common stock under employee stock purchase plan	—	312,257	—	—	203	840	—	—	1,043
Exchange of exchangeable senior notes, net of transaction costs	—	7,716,046	—	—	5,011	24,358	—	—	29,369
Conversion of Series A Convertible Preferred Stock, net	(38,867,180)	3,886,718	—	(2,514)	2,514	(39)	—	—	(39)
Exercise of stock options	—	8,138,305	—	—	5,309	21,093	—	—	26,402
Vesting of restricted stock units	—	4,610,943	(1,563,817)	—	3,114	(3,114)	(6,184)	—	(6,184)
Stock-based compensation	—	—	—	—	—	18,662	—	—	18,662
Loss for the period	—	—	—	—	—	—	—	(116,445)	(116,445)
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,445)	$(67,865)	$(86,350)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	23	62	138
Loss on sale of fixed assets	—	—	48
Allowance for doubtful accounts	—	—	12
Stock-based compensation	18,806	13,960	13,613
Amortization of debt discount and debt issuance costs	2,183	2,332	7,783
Amortization of intangible asset	646	646	645
Gain on change in fair value of derivative liabilities	—	—	(8,170)
Deferred income taxes	—	11,082	8,798
Changes in assets and liabilities:
Accounts receivable, net	(21,205)	(25,333)	(6,171)
Inventory	(27,542)	(9,753)	(1,522)
Prepaid and other current assets	510	6,028	(3,831)
Other long-term assets	—	567	(567)
Accrued interest payable	(310)	(6,491)	(6,205)
Deferred revenue	1,656	1,221	884
Accounts payable and other current liabilities	37,602	40,267	8,705
Other long-term liabilities	9,373	440	375
Net cash used in operating activities	(94,703)	(32,837)	(71,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(58)	(12)	(21)
Net cash used in investing activities	(58)	(12)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable debt	—	30,000	—
Proceeds from issuance of common stock, net of transaction costs	264,840	—	64,613
Proceeds from issuance of common stock under employee stock purchase plan	1,043	—	—
Proceeds from exercise of stock options, net of transaction costs	26,402	638	287
Payment of debt issuance costs	—	(1,207)	—
Payment of transaction costs for conversion of preferred stock	(39)	—	—
Repurchase of exchangeable senior notes, including transaction costs	—	(15,107)	—
Payment on long-term debt from royalty-bearing instrument	(14,690)	(3,322)	—
Transaction costs related to exchange of exchangeable senior notes	(121)	—	(680)
Taxes paid related to stock-based awards	(6,184)	(2,767)	(1,094)
Net cash provided by financing activities	271,251	8,235	63,126
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	176,490	(24,614)	(8,710)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	74,237	98,851	107,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$250,727	$74,237	$98,851
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$21,527	$17,241	$17,083
Income taxes	$850	$1,753	$1,457
Supplemental disclosure of non-cash transactions:
Exchange of exchangeable senior notes into common stock	$29,490	$—	$128,115
Conversion of Series A Convertible Preferred Stock into common stock	$2,514	$—	$—

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc (“Amarin” or the “Company”) is a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health and reduce cardiovascular risk.

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

The Company also developed Vascepa for FDA approval of potential additional indications for use. In particular, the Company conducted a cardiovascular outcomes study of Vascepa, titled REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,179 individual patients in 2016, was designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the American Heart Association (AHA) in November 2018 with such results concurrently published in The New England Journal of Medicine.

The Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa in the United States through its direct sales force, which prior to the REDUCE-IT results topline announcement in September 2018 consisted of approximately 170 sales professionals, including sales representatives and their managers, and increased to approximately 440 sales professionals, including approximately 400 sales representatives, to begin 2019. The Company plans to submit an sNDA to the FDA seeking revised labeling for Vascepa based on results of the REDUCE-IT study and, upon such expanded labeling, subject to FDA approval of such label, to further expand its promotion of Vascepa in the United States. Since its commencement in May 2014 until its scheduled expiration on December 31, 2018, Vascepa was co-promoted in the United States under an agreement with Kowa Pharmaceuticals America, Inc. Outside of the United States, the Company has entered into agreements with third party companies in select geographies for purposes of pursuing regulatory approval and commercialization of Vascepa. The Company operates in one business segment.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2018, 2017 and 2016 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. Certain prior year balances related to beginning and ending cash and cash equivalents and restricted cash in the consolidated statements of cash flows have been conformed to the current year presentation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2018, the Company had current assets of $378.0 million, including cash and cash equivalents of $249.2 million, accounts receivable, net, of $66.5 million and inventory, net, of $57.8 million. The Company’s consolidated balance sheet at December 31, 2018 also includes long-term debt from a royalty-bearing instrument which is anticipated to be repaid quarterly calculated as a percentage of Vascepa net revenues until fully satisfied. As of December 31, 2018, the Company had no other debt outstanding. In January 2017, the Company issued $30.0 million in aggregate principal amount of January 2017 3.5% exchangeable senior notes due 2047, or the 2017 Notes. The terms of the 2017 Notes contained a provision that allowed the Company to elect at its option to cause all or any portion of the 2017 Notes to be mandatorily exchanged into American Depositary Shares (“ADSs”) upon satisfaction of specified equity conditions. In October 2018, the Company exercised that option and mandatorily exchanged the entirety of the 2017 Notes into ADSs resulting in elimination of the debt, such that no amount of 2017 Notes remained as of December 31, 2018. The 2017 Notes were such that they could have been redeemed by the Company for cash on or after January 19, 2021, could have been put back to the Company by the holders on January 19, 2022 for cash equal to 100% of the principal amount plus any accrued and unpaid interest, and could have been exchanged into ADSs at the option of holders at any time after issuance and prior to maturity. Accordingly, the 2017 Notes did not represent a short-term claim on the liquid assets of the Company as of December 31, 2017.

The Company believes its cash and cash equivalents will be sufficient to fund its projected operations for at least twelve months and through the likely Prescription Drug User Fee Act (PDUFA) date for approval of a supplemental new drug application (sNDA) by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which the Company is currently executing. If additional capital is required and the Company is unable to obtain additional capital, the Company may be forced to delay, limit or eliminate certain promotional activities. The Company anticipates that annual net cash outflows in future periods will be variable.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, the Company revised its opening retained earnings balance with a cumulative-effect adjustment of $0.2 million related solely to licensing revenues as of January 1, 2018. This standard applies to all contracts with customers except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and licensing revenue, see Note 15—Revenue Recognition.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of December 31, 2018 and 2017:

In thousands	December 31, 2018	December 31, 2017
Gross trade accounts receivable	$86,133	$57,802
Trade allowances	(19,495)	(12,035)
Chargebacks	(115)	(449)
Accounts receivable, net	$66,523	$45,318

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

Intangible Asset, net

Intangible asset, net consists of a milestone payment paid to the former shareholders of Laxdale Limited related to the 2004 acquisition of the rights to Vascepa, which is the result of Vascepa receiving marketing approval for the first indication and is amortized over its estimated useful life on a straight-line basis. See Note 8—Commitments and Contingencies for further information regarding other obligations related to the acquisition of Laxdale Limited.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include salaries and benefits, stock-based compensation expense, and costs of programs and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of Vascepa in the United States as well as co-promotion fees to Kowa Pharmaceuticals America, Inc. which in 2018 included costs for accrual of tail co-promotion fees.

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which instituted fundamental changes to the taxation of multinational corporations. The Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction of interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder's historical undistributed earnings of foreign affiliates. The Company applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Act in the prior year. As of December 31, 2017, the Company had recorded provisional amounts to account for the impact of tax effects of the Act related to the change in corporate tax rate from 34% to 21% and the changes to executive compensation deductibility. As of December 31, 2018, the Company has completed its accounting for all of the tax effects of the Act. Based on the additional analysis performed, no adjustments to the provisional amounts were made in the reporting period which had an impact to the tax provision or consolidated financial statements.

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

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the statement of operations. Excess income tax benefits and are classified as cash flows from operating activities and cash paid to taxing authorities arising from the withholding of shares from employees are classified as cash flows from financing activities.

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service (IRS) and states. The Company recently completed the audit by the IRS for the years 2013 to 2014 with no material changes to the filed income tax returns. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2018, 2017 and 2016 are as follows:

In thousands	2018	2017	2016
Net loss—basic and diluted	$(116,445)	$(67,865)	$(86,350)
Weighted average shares outstanding—basic and diluted	297,237	270,652	211,874
Net loss per share—basic and diluted	$(0.39)	$(0.25)	$(0.41)

For the years ended December 31, 2018, 2017 and 2016, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	2018	2017	2016
Stock options	19,263	24,108	21,188
Restricted stock and restricted stock units	9,633	12,006	10,143
Exchangeable senior notes (if converted)	—	7,716	1,714
Preferred stock (if converted)	28,932	32,818	32,818

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

The 2017 Notes could only be settled in ADSs upon conversion. The terms of the 2017 Notes also allowed for repurchase in cash by the Company at the option of the holders as well as redemption by the Company for cash at specified times. The conversion feature in the 2017 Notes qualified for the exception from derivative accounting in accordance with ASC 815-40 and was therefore accounted for as part of the debt host. The conversion feature in the 2017 Notes was evaluated on a quarterly basis to determine if it still received an exception from derivative accounting in accordance with ASC 815-40. The 2017 Notes were recognized at par of $30.0 million. The Company also recognized a $1.2 million discount related to placement agent fees and offering expenses. This discount was amortized through interest expense through the date of mandatory exchange.

See Note 7—Debt for further discussion.

Stock-Based Compensation

Stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as compensation expense over the requisite service period. For awards with performance conditions, if the achievement of the performance conditions is deemed probable, the Company recognizes compensation expense based on the fair value of the award over the estimated service period. The Company reassesses the probability of achievement of the performance conditions for such awards each reporting period. The Company estimates the level of forfeitures expected to occur based on its historical data and records compensation cost only for those awards that are ultimately expected to vest. See Note 11—Stock Incentive Plans and Stock-Based Compensation for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 31%, 30%, and 27%, respectively, of gross product sales for the year ended December 31, 2018 and represented 26%, 24%, and 39%, respectively, of the gross accounts receivable balance as of December 31, 2018. Customers A, B, and C accounted for 27%, 33%, and 28%, respectively, of gross product sales for the year ended December 31, 2017 and represented 27%, 21%, and 41%, respectively, of the gross accounts receivable balance as of December 31, 2017. The Company has not experienced any significant write-offs of its accounts receivable.

Concentration of Suppliers

The Company has contractual freedom to source the API for Vascepa and to procure other services supporting its supply chain and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third-party manufacturers and suppliers.

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

The Company currently has manufacturing agreements with multiple independent FDA-approved API manufacturers and several independent FDA-approved API encapsulators and packagers for Vascepa manufacturing. Each of these companies has qualified and validated its manufacturing processes and is capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to manufacture Vascepa will remain qualified to do so to its specifications or that these and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

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

The following tables present information about the Company’s assets and liabilities as of December 31, 2018 and 2017 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,880	$9,880	$—	$—

	December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,317	$9,317	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$33,602		$21,569
Long-term debt from royalty-bearing instrument	46,108		70,834
Total long-term debt from royalty-bearing instrument	$79,710	$78,600	$92,403	$88,000

2017 Notes	—	—	28,992	38,200

The estimated fair value of the long-term debt from royalty-bearing instrument is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The estimated fair value of the 2017 Notes was calculated based on Level 1 quoted bond prices or, in the absence of quoted bond prices, was calculated using a Level 3 binomial model. The carrying value of the long-term debt from royalty-bearing instrument as of both December 31, 2018 and 2017 did not include a debt discount as it had been fully amortized. The carrying value of the 2017 Notes as of December 31, 2018 and December 31, 2017 included a debt discount of nil and $1.0 million, respectively, which was being amortized as non-cash interest expense over the then expected term of the 2017 Notes, through the first optional put date in January 2022.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 7—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2018, the fair value of the derivative was determined to be nil, and the debt was valued by comparing the debt issues of similar companies with (i) remaining terms of between 1.3 and 4.0 years, (ii) coupon rates of between 5.4% and 10.8% and (iii) market yields of between 6.7% and 15.8%. As of December 31, 2017, the fair value of the derivative was determined to be nil based on current assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 2.3 and 4.3 years, (ii) coupon rates of between 5.8% and 10.8% and (iii) market yields of between 10.2% and 18.4%. As such, the Company recognized no gain on change in fair value of derivative liability for the year ended December 31, 2018 and 2017.

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

In May 2017, the FASB issued ASU No.2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted this standard effective January 1, 2018 and, in accordance with the ASU, will apply it prospectively. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this standard effective January 1, 2018, which had no impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice regarding how certain cash receipts and cash payments related to eight specific issues are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this standard effective January 1, 2018 and, in accordance with the ASUs, applied them using a retrospective transition method to each period presented. Adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) within the balance sheet or the accompanying notes to the financial statements, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost within the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, among others. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to clarify certain aspects of the guidance issued in ASU 2016-01. The Company adopted these standards effective January 1, 2018, which had no impact on the Company’s consolidated financial statements.

The Company also considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2018:

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

In July 2018, the FASB issued ASU No. 2018-10, which provides narrow amendments to ASU No. 2016-02 to clarify how to apply the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate and certain transition adjustments. In July 2018, the FASB also issued ASU No. 2018-11, which provides targeted improvements to ASU No. 2016-02 to provide entities the transition option to not apply the standard in the comparative periods presented in the year of adoption. The Company will adopt the new standard effective January 1, 2019 using the modified retrospective transition method and elect to not apply the standard in the comparative periods presented in the year of adoption. The Company’s assessment of adopting ASU No. 2016-02 consisted of a review of contracts, discussions with key stakeholders and a cataloging of potential impacts on its internal controls, policies and operations. The adoption will not have a material impact on the Company’s consolidated financial statements as of the effective date. As further described in Note 17—Subsequent Events, on February 5, 2019 the Company entered into a lease for new office space. The Company is currently evaluating the impact of this lease to the Company’s consolidated financial statements under ASC 842.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)    Intangible Asset

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 11.6 years. The carrying value as of December 31, 2018 and 2017 is as follows:

In thousands	December 31, 2018	December 31, 2017
Technology rights	$11,624	$11,624
Accumulated amortization	(4,144)	(3,498)
Intangible asset, net	$7,480	$8,126

Amortization expense for each of the years ended December 31, 2018 and 2017 was $0.6 million and is included in research and development expense. Estimated future amortization expense, based upon the Company’s intangible asset, as of December 31, 2018 is as follows:

In thousands
Year Ending December 31,	Amount
2019	$646
2020	646
2021	646
2022	646
2023	646
Thereafter	4,250
Total	$7,480

(4)    Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of December 31, 2018 and 2017 consist of the following:

In thousands	December 31, 2018	December 31, 2017
Raw materials	$14,142	$7,044
Work in process	8,590	10,844
Finished goods	35,357	12,372
Total inventory, gross	58,089	30,260
Inventory cost adjustment	(287)	—
Inventory	57,802	30,260

(5)    Property, Plant and Equipment

Property, plant and equipment as of December 31, 2018 and 2017 consist of the following:

In thousands	December 31, 2018	December 31, 2017
Leasehold improvements	$156	$156
Computer equipment	63	63
Furniture and fixtures	66	66
Software	617	559
Property, plant and equipment	902	844
Accumulated depreciation and amortization	(839)	(816)
Property, plant and equipment, net	63	28

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was less than $0.1 million, $0.1 million and $0.1 million, respectively.

(6)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2018 and 2017:

In thousands	December 31, 2018	December 31, 2017
Payroll and payroll-related expenses	$12,170	$8,298
Research and development expenses	—	1,772
Sales and marketing accruals	20,003	9,230
Accrued revenue allowances	44,286	34,445
All other	7,712	5,157
Accrued expenses and other current liabilities	$84,171	$58,902

(7)    Debt

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

As of December 31, 2018, the remaining amount to be repaid to CPPIB is $88.6 million. During the year ended December 31, 2018, the Company made repayments under the agreement of $20.5 million to CPPIB and an additional $7.7 million was paid in February 2019 for the fourth quarter of 2018. These payments, as well as additional quarterly repayments scheduled in the future, are calculated as 10% of Vascepa net revenues. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. The Company can prepay the net remaining amount at any time.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $79.7 million and $92.4 million, respectively. During the year ended December 31, 2018, the Company recorded cash and non-cash interest expense of $5.6 million and $2.0 million, respectively, in connection with the royalty-bearing instrument. During the year ended December 31, 2017, the Company recorded $6.4 million and $2.1 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

January 2012, May 2014, and November 2015 Exchangeable Senior Notes

In 2012, 2014 and 2015, the Company and its subsidiaries entered into a series of transactions pertaining to exchangeable notes. In January 2017, holders of the 3.5% exchangeable senior notes due 2032 (the “2012 Notes”) exercised their option to put approximately $15.0 million in aggregate principal amount of 2012 Notes to the Company for cash and, in March 2017, the Company redeemed the entirety of the remaining $0.1 million in aggregate principal amount of 2012 Notes. The carrying value of the related conversion option will remain in equity hereafter as a result of the repayment in full of the related debt instrument. As of December 31, 2018 and 2017, all debt issued in these transactions was exchanged or redeemed such that none remained outstanding.

January 2017 Exchangeable Senior Notes

On January 20, 2017, the Company and Corsicanto II DAC (“Corsicanto II”), a designated activity company formed under the laws of Ireland and a wholly owned subsidiary of the Company, entered into separate, privately negotiated purchase agreements with certain investors pursuant to which Corsicanto II issued and sold $30.0 million in aggregate principal amount of 3.5% exchangeable senior notes due 2047 (the “2017 Notes”) at an issue price of 100%. The net proceeds from the offering were $28.8 million after deducting placement agent fees and offering expenses payable by the Company. The 2017 Notes were issued pursuant to an Indenture (the “Indenture”) entered into by the Company, Corsicanto II and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2017 Notes were the senior unsecured obligations of Corsicanto II and were guaranteed by the Company. The offering of the 2017 Notes closed on January 25, 2017. In October 2018, Corsicanto II mandatorily exchanged $30.0 million of aggregate principal amount of the 2017 Notes for equity upon satisfaction of specified equity conditions as described below, such that no 2017 Notes remained outstanding as of December 31, 2018. Corsicanto II has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the 2017 Notes.

The 2017 Notes Indenture contained a provision that allowed the Company to elect, at its option, to cause all or any portion of the 2017 Notes to be mandatorily exchanged in whole or in part at any time prior to the close of business on the business day preceding January 15, 2047 if the Daily VWAP (as defined in the Indenture) equaled or exceeded 130% of the Exchange Price then in effect (which quotient equals approximately $5.05 on the date thereof) for at least 20 VWAP Trading Days (as defined in the Indenture) in any 30 VWAP Trading Day period, and upon satisfaction of other specified equity conditions, including that the ADSs issuable upon exchange of the 2017 Notes be eligible for resale without registration by non-affiliates and listed on The NASDAQ Global Market, its related exchanges or the New York Stock Exchange. In October 2018, Corsicanto II gave notice to the holders of the 2017 Notes that the above described conditions had been satisfied and exercised its option to mandatorily exchange $30.0 million of aggregate principal amount of the 2017 Notes for equity with settlement in November 2018, such that all of the outstanding 2017 Notes were retired. The initial exchange rate was 257.2016 ADSs per $1,000 principal amount of the 2017 Notes (equivalent to an initial exchange price of approximately $3.89 per ADS (the “Exchange Price”)), subject to adjustment in certain circumstances, including, but not limited to, the payment of cash dividends. The initial exchange price for the 2017 Notes represented a premium of approximately 35% over the last reported sale price of $2.88 per share of the Company’s ADSs on The NASDAQ Global Market on January 19, 2017. Upon exchange, the 2017 Notes were settled in ADSs. Consistent with the 2017 Notes Indenture, no adjustment was needed such that the final exchange rate was 257.2016 ADSs per $1,000 of principal amount, resulting in the issuance of 7,716,046 ADSs in exchange for the 2017 Notes.

Upon exchange, the Company settled $30.0 million of aggregate principal amount of the 2017 Notes ($29.2 million in carrying value, net of unamortized issuance costs) and recognized $5.0 million in common stock and $24.4 million in additional paid-in capital. Included within this $24.4 million is $0.3 million of accrued but unpaid interest as of the exchange date deemed satisfied and discharged in full upon delivery of the ADSs consistent with the terms of the notes and ASC 470-20, less $0.1 million of transaction costs.

The 2017 Notes had a stated interest of 3.5% per annum from, and including, January 25, 2017, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2017 and ending upon the 2017 Notes’ maturity date of January 15, 2047, had the notes not been exchanged early. The 2017 Notes Indenture provided holders the option to exchange the 2017 Notes for ADSs at any time after the issuance of the 2017 Notes and prior to the close of business on the second business day immediately preceding January 15, 2047 at the initial exchange rate. If a Fundamental Change (as defined in the 2017 Notes Indenture) had occurred prior to the 2017 Notes being exchanged, holders could have required the Company to repurchase all or part of their 2017 Notes for cash at a Fundamental Change repurchase price equal to 100% of the aggregate principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the Fundamental Change repurchase date.

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

The 2017 Notes were recorded at par of $30.0 million. In addition, the Company recorded a discount of $1.2 million in placement agent fees and offering expenses. Such costs were presented as a direct deduction from the debt liability on the consolidated balance sheet as of December 31, 2017. This discount was amortized as interest expense over the estimated life of the 2017 Notes, through the first optional put date in January 2022. As of December 31, 2018 and 2017, the carrying value of the 2017 Notes, net of unamortized discount, was nil and $29.0 million, respectively.

Because the conversion option in the 2017 Notes received an exception from derivative accounting and only required gross physical settlement in shares, the embedded option did not require separate accounting and was therefore accounted for as part of the debt host at amortized cost. In addition, the Company determined that the fundamental change redemption feature was clearly and closely related to the debt host in accordance with ASC 815-15 and therefore did not require bifurcation.

During the year ended December 31, 2018, the Company recognized interest expense of $1.1 million related to the 2017 Notes, of which $0.2 million represents non-cash interest and $0.9 million represents contractual coupon interest. During the year ended December 31, 2017, the Company recognized interest expense of $1.2 million related to the 2017 Notes, of which $0.2 million represented non-cash interest and $1.0 million represents contractual coupon interest. As of December 31, 2018 and 2017, the Company had accrued interest of nil and $0.5 million, respectively, related to the 2017 Notes, which is presented as current portion of exchangeable senior notes, net of discount, on the consolidated balance sheets. The Company made the contractual interest payments due on the 2017 Notes during the years ended December 31, 2018 and 2017 of $1.1 million and $0.5 million, respectively.

(8)    Commitments and Contingencies

Litigation

On February 22, 2019, a purported investor in the Company’s publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the Company’s chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). The lawsuit alleges that, during the period September 24, 2018 and November 9, 2018, the Company misled investors by purportedly not disclosing that the placebo given to patients in the REDUCE-IT study, mineral oil, may have caused cardiovascular problems in the patients taking it, thereby misleading investors on the outcome of the REDUCE-IT study and artificially inflating the price of the Company’s securities. Based on these allegations, the suit asserts claims under the Securities Exchange Act of 1934 and seeks unspecified monetary damages and attorneys’ fees and costs. The Company believes that it has valid defenses and will vigorously defend against the claims, but cannot predict the outcome of this lawsuit. The Company is unable to reasonably estimate the loss exposure, if any, associated with the claims. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by the Company of the associated deductible obligation under such insurance coverage.

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

In October 2016, the Company introduced to the market a 0.5-gram dose strength of Vascepa. In August 2017, as anticipated, the Company received a paragraph IV certification notice from Teva contending that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in October 2017, the Company filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, the Company sought, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030.

On May 24, 2018, the Company entered into a settlement agreement with Teva that resolves its ANDA patent litigation as it relates to Teva’s as amended ANDA for both the 1-gram and 0.5-gram dose strengths of Vascepa. As part of this settlement agreement, Teva may first begin selling its generic version of Vascepa in the United States on August 9, 2029, or earlier under certain customary circumstances, including commercial launch by another generic manufacturer under certain circumstances, in which event Teva would pay the Company certain royalties on its generic Vascepa products. The ANDA patent litigation continues in the United States District Court for the District of Nevada with parties West-Ward and DRL.

In July 2018, as anticipated, the Company received a paragraph IV certification notice from DRL contending that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANADA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement lawsuit against DRL in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, the Company is seeking, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and Amarin have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case.

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

Leases

The Company leases office space under operating leases. Future minimum lease payments under these leases as of December 31, 2018 are as follows:

In thousands
Year Ending December 31,	Operating Leases
2019	$200
2020	—
2021-2023	—
Total	$200

On September 30, 2011, the Company entered into an agreement for 320 square feet of office space at 2 Pembroke House, Upper Pembroke Street 28-32 in Dublin, Ireland. The office space was subsequently reduced to 270 square feet, effective November 1, 2013. The agreement began November 1, 2011 and terminates on October 31, 2019 and can be extended automatically for successive one-year periods. Monthly rent is approximately €4,200 (approximately $4,900 at the time of filing). The agreement can be terminated by either party with three months prior written notice.

On July 1, 2011, the Company leased 9,747 square feet of office space in Bedminster, New Jersey. On December 6, 2011 the Company leased an additional 2,142 square feet of space in the same location. On December 15, 2012 and May 8, 2013, the Company leased an additional 2,601 and 10,883 square feet of space, respectively, in the same location. In January 2014 and April 2014, the

Company entered into separate transactions with the landlord of this property to vacate approximately 2,142 and 2,000 square feet of space in exchange for discounts on contractual future rent payments. In January 2015, the Company executed an agreement to sublease approximately 4,700 square feet of this property to a third party, effective April 1, 2015. This sublease agreement was terminated as of September 30, 2017. Additionally, in June 2015, the Company executed an agreement to sublease approximately 2,500 square feet of this property to a separate third party, effective June 16, 2015, which agreement naturally ceased on March 31, 2018. On December 15, 2016, the Company leased an additional 732 square feet of space in the same location, effective January 1, 2017. The lease, as amended, terminates on April 30, 2019, but the Company is currently in the process of extending this lease through the start of the new Bridgewater, New Jersey lease, as described below. On January 26, 2019, the Company leased an additional 5,988 square feet in an annex building, effective February 1, 2019 and terminating June 30, 2019, which will result in additional rent of approximately $14,000 per month during that period.

As described more fully in Note 17—Subsequent Events, given the anticipated expiration in 2019 of the lease described above, on February 5, 2019, the Company entered into a lease agreement for approximately 67,747 square feet of office space in Bridgewater, New Jersey with a commencement date anticipated to be on or about July 1, 2019 and initial term of 11 years. Under the lease, the Company will pay monthly rent of approximately $141,000 for the first year following the commencement date, with nominal percentage increases every year following.

Total rent expense during the years ended 2018, 2017 and 2016 was approximately $0.8 million, $0.6 million, and $0.6 million, respectively.

Milestone and Supply Purchase Obligations

The Company entered into long-term supply agreements with multiple FDA-approved API suppliers and encapsulators. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls.

These agreements included requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers.

Pursuant to the supply agreements, there is a total of $53.0 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.6 million as of December 31, 2018). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.4 million as of December 31, 2018) for each of the two potential market approvals (i.e., £10 million maximum, or approximately $12.7 million as of December 31, 2018).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of December 31, 2018.

(9)    Equity

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

During the year ended December 31, 2018, the Company issued 3,886,718 ADSs upon consolidation and redesignation of Series A Preference Shares at the request of the holder, such that a maximum of 28,931,746 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of December 31, 2018, subject to certain adjustments for dilutive events.

Common Stock

On November 29, 2018, the Company completed a public offering of 11,111,112 ADSs, with each ADS representing one ordinary share of the Company. The underwriters purchased the ADSs from the Company at a price of $17.575 per ADS after commission, resulting in net proceeds to the Company of approximately $194.8 million, after deducting customary commissions and offering expenses. The stated uses of net proceeds in connection with this offering were as follows: to support the ongoing commercialization of Vascepa following REDUCE-IT results, including (i) seeking regulatory approval to expand the approved label for Vascepa, (ii) expansion of the Company’s sales force, and (iii) support of expanded commercial operations, to increase commercial supply of Vascepa from third-party drug product suppliers, and for general corporate purposes.

On February 1, 2018, the Company completed a public offering of 19,178,082 ADSs, with each ADS representing one ordinary share of the Company. The Company also granted the underwriters a 30-day option to purchase an additional 2,876,712 ADSs, which was partially exercised on March 5, 2018 for issuance of 1,438,356 ADSs. The underwriters purchased the ADSs from the Company at a price of $3.41 per ADS after commission, resulting in net proceeds to the Company of approximately $70.0 million, after deducting customary commissions and offering expenses. The stated uses of net proceeds in connection with this offering were as follows: to expand medical education and market awareness initiatives, including, in advance of REDUCE-IT results being known, pilot testing of new promotional initiatives for potential broader application following REDUCE-IT results, to increase its inventory balances for incremental inventory build prior to REDUCE-IT results and for general corporate and working capital purposes.

Incentive Equity Awards

As of December 31, 2018, there were an aggregate of 19,263,038 stock options and 9,633,250 restricted stock units (“RSUs”) outstanding, representing approximately 5% and 3%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the years ended December 31, 2018 and 2017, the Company issued 8,138,305 and 356,656 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $26.4 million during the year ended December 31, 2018 and $0.6 million during the year ended December 31, 2017.

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

On May 15, 2017, October 2, 2017, March 12, 2018, and November 1, 2018, the Company granted a total of 2,310,000 RSUs, 220,000 RSUs, 970,000 RSUs, and 90,000 RSUs, respectively, to employees under the 2011 Plan that vest over three years commencing after REDUCE-IT results upon the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth.

On February 1, 2017, the Company granted a total of 1,575,000 RSUs and 2,642,500 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest over a four-year period. During the year ended December 31, 2018, the Company issued 506,679 common shares related to the vesting of these RSUs, of which 183,828 shares were retained as treasury shares as settlement of employee tax obligations.

See Note 11—Stock Incentive Plans and Stock Based Compensation for further information regarding the Company’s incentive equity awards.

(10)    Income Taxes

Interest and penalties related to any uncertain tax positions have historically been insignificant. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is nil as of both December 31, 2018 and 2017.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016:

In thousands	2018	2017	2016
Beginning uncertain tax benefits	$1,734	$1,633	$1,550
Prior year—increases	296	—	—
Prior year—decreases	(762)	(20)	—
Current year—increases	5,547	121	83
Ending uncertain tax benefits	$6,815	$1,734	$1,633

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2018:

Jurisdiction	Tax Years
United States—Federal	2015-2018
United States—State	2012-2018
Ireland	2014-2018
United Kingdom	2017-2018

The Company does not expect any gross liabilities to expire in 2019 based on statutory lapses or audits.

The components of loss from operations before taxes were as follows for the years ended December 31, 2018, 2017 and 2016:

In thousands	2018	2017	2016
United States	$(13,583)	$(2,075)	$(8,115)
Ireland and United Kingdom	(102,766)	(52,743)	(68,266)
	$(116,349)	$(54,818)	$(76,381)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2018, 2017 and 2016:

In thousands	2018	2017	2016
Current:
United States—Federal	$4	$1,769	$1,033
United States—State	92	196	138
Total current	$96	$1,965	$1,171
Deferred:
United States—Federal	(1,968)	5,760	(4,001)
United States—State	(1,325)	(487)	(334)
Ireland and United Kingdom	(5,435)	(16,306)	(143)
Change in valuation allowance	8,728	22,115	13,276
Total deferred	$—	$11,082	$8,798
Provision for income taxes	$96	$13,047	$9,969

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2018, 2017 and 2016:

In thousands	2018	2017	2016
Benefits from taxes at statutory rate	$(29,087)	$(13,698)	$(19,039)
Rate differential	9,796	3,071	4,667
Change in valuation reserves	8,728	22,115	13,276
Derivative liabilities	337	—	(668)
Nondeductible employee compensation	3,058	1,668	1,164
Stock option/RSU windfall	(7,684)	(1,182)	—
Research and development credits	(1,438)	(1,177)	(1,689)
Tax return to provision adjustments	6,736	5,788	4,524
U.S. rate change—tax reform	—	7,398	—
Cumulative translation adjustment	5,711	(12,554)	7,385
Permanent and other	(404)	1,635	(1,573)
Non-deductible interest expense	267	(17)	1,922
Tax reserves	4,956	—	—
Long-term debt from royalty-bearing instrument	(880)	—	—
Provision for income taxes	$96	$13,047	$9,969

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2018, 2017, and 2016, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

On December 22, 2017, the U.S. enacted the Act that instituted fundamental changes to the taxation of multinational corporations. The Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction of interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder's historical undistributed earnings of foreign affiliates. Although the Act was generally effective January 1, 2018, U.S. GAAP required recognition of the tax effects of new legislation during the reporting period that included the enactment date, which was December 22, 2017.

As a result of the financial reporting implications of the Act, the SEC provided guidance that allowed the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, the Company has finalized the amounts related to tax reform to account for the impact of the Act. No adjustments to the financial statements were recorded in connection with the finalization of the accounting.

The primary impact of the Act on the Company related to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate from 34% to 21%. At the date of enactment, the Company had net deferred tax assets for the excess of the net tax value over the book basis of its U.S. assets and liabilities which will generate future tax deductions in excess of book expense. As a result of the Act, future tax deductions will result in a decreased reduction in tax expense. Consequently, the Company reduced the amount of the U.S. subsidiary’s net deferred tax assets as of the date of enactment and recorded a non-cash charge of $2.4 million in the provision for income taxes for the year ended December 31, 2017 due to the decrease in the corporate tax rate. In addition, based on the Company’s evaluation of available evidence, the Company recognized non-cash tax expense during the year ended December 31, 2017 of $8.7 million related to the recording of additional valuation allowance to reduce the deferred tax assets on the balance sheet to zero as the Company concluded that it is not more likely than not that certain of the deferred tax benefits resulting from deferred tax assets generated from the U.S. subsidiary operations will be realized.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2018, 2017 and 2016 includes $7.7 million of excess tax benefits, $1.3 million of excess tax benefits and $0.4 million of excess tax deficiencies, respectively, arising from share-based payments during the period of adoption. Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Consequently, the Company recognized deferred tax assets of approximately $1.6 million relating to excess tax benefits on stock-based compensation during the year of adoption, with a corresponding cumulative-effect adjustment to accumulated deficit.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2018 and 2017 is as follows:

In thousands	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	$119,355	$110,715
Stock-based compensation	8,113	12,446
Tax credits	7,816	6,378
Other reserves and accrued liabilities	6,344	3,587
Gross deferred tax assets	141,628	133,126
Less: valuation allowance	(140,117)	(131,389)
Total deferred tax assets	1,511	1,737
Deferred tax liabilities:
Depreciation and amortization	(1,011)	(1,145)
Other liabilities	(500)	(592)
Total deferred tax liabilities	(1,511)	(1,737)
Net deferred tax assets	$—	$—

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, U.S., UK, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2018 and 2017:

In thousands	2018	2017
Beginning valuation allowance	$131,389	$109,274
Increase as reflected in income tax expense	13,609	11,466
Cumulative translation adjustment	(4,881)	10,649
Ending valuation allowance	$140,117	$131,389

During 2018, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets in non-U.S. entities.

The Company has combined U.S., Irish, UK, and Israeli net operating loss carryforwards of $788.7 million, which do not expire. The total net operating loss carryforwards increased by approximately $78.3 million from the prior year primarily as a result of current year losses generated by the Company’s U.S. and Irish subsidiaries, the impact of foreign exchange rate changes, and adjustments to reconcile the financial statement accounts to the amounts reported on the filed 2017 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $7.1 million and state tax credit carryforwards of $2.1 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2024 and 2038, may be used to offset future taxable income.

As of December 31, 2018, earnings of $8.4 million have been retained indefinitely for reinvestment by foreign subsidiary or there is an expectation that any reinvestment can be recovered tax-free without significant cost, and the entity expects to ultimately use that means of recovery for domestic subsidiary companies; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company's and its subsidiaries' income tax returns are periodically examined by various taxing authorities. The Company is currently under audit by the New Jersey Department of Treasury for the years 2012 to 2015. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company's consolidated financial position or results of operations.

(11)    Stock Incentive Plans and Stock-Based Compensation

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

Under the terms of the 2011 Plan, and grants made pursuant to employment agreements, options typically vest over a four-year period, expire after a ten-year term and are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2018:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	24,108	$3.26
Granted	4,363	7.82
Forfeited	(1,058)	3.39
Expired	(12)	3.40
Exercised	(8,138)	3.24
Outstanding as of December 31, 2018	19,263	4.29	6.5 years	$188,022
Exercisable as of December 31, 2018	12,415	3.53	5.4 years	125,395
Vested and expected to vest as of December 31, 2018	18,921	$4.27	6.5 years	$184,900
Available for future grant as of December 31, 2018	11,463

The weighted average grant date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $7.82, $3.09, and $1.62, respectively. The total grant date fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $7.7 million, $7.1 million, and $6.5 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company received proceeds from the exercise of options of $26.4 million, $0.6 million, and $0.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $69.7 million, $0.5 million, and $0.2 million, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2018, there was $25.7 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight-line basis.

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

Employee stock options generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The vesting of certain stock options is contingent upon the attainment of performance criteria. The probability that such criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. The Company recorded compensation expense in relation to stock options of $8.2 million, $7.0 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

For 2018, 2017 and 2016, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2018	2017	2016
Risk-free interest rate	2.18% - 3.00%	1.77% - 2.01%	1.07% - 1.70%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	71% - 92%	73% - 82%	83% - 86%

Restricted Stock Units

The 2011 Plan also allows for granting of restricted stock unit awards under the terms of the Plan. The restricted stock units vest based upon a time-based service condition, a performance condition, or both. The probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. Restricted stock units are recorded as compensation expense based on fair value, representing the market value of the Company’s common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis through the statement of operations over the service period until the shares have vested. The following table presents the restricted stock unit activity for the years ended December 31, 2018 and 2017:

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	10,143	$2.09
Granted	4,197	3.04
Vested	(2,179)	1.62
Forfeited	(155)	2.91
Outstanding as of December 31, 2017	12,006	2.50
Granted	2,633	4.32
Vested	(4,611)	2.20
Forfeited	(395)	3.43
Outstanding as of December 31, 2018	9,633	$3.12

The Company recorded compensation expense in relation to restricted stock units of $10.6 million, $7.0 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016 respectively.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2018, 2017 and 2016:

In thousands	2018	2017	2016
Research and development	$2,898	$2,122	$2,252
Selling, general and administrative	15,908	11,838	11,361
Stock-based compensation expense	$18,806	$13,960	$13,613

Employee Stock Purchase Plan

On March 13, 2017, the Board adopted, subject to shareholder approval, the Amarin Corporation plc 2017 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders on May 15, 2017. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Under the ESPP, an aggregate of 3,000,000 ordinary shares (each ordinary share to be represented by one ADS) are reserved and available for issuance, which were registered with the SEC on August 2, 2017, for sale to eligible employees. Subject to certain exclusions, any employee of the Company’s U.S. subsidiary, Amarin Pharma, Inc., who works at least 20 hours per week and has been employed for at least six months as of the first day of the applicable offering period is eligible to participate in the ESPP. Eligible employees may authorize payroll deductions of up to 15 percent of their base pay to be withheld to purchase ordinary shares, subject to terms and limitations of the plan, at a price equal to 85 percent of the lower of the fair market values of the Company’s ordinary shares as of the beginning or the end of six-month offering periods. For the offering periods ended May 31, 2018 and November 30, 2018, the Company issued 127,872 shares and 184,385 shares, respectively, at a purchase price of $2.81 per share and $2.86 per share, respectively. As of December 31, 2018, 2,687,743 shares were reserved for future issuance under the ESPP. No shares were issued under the ESPP during the year ended December 31, 2017 as the initial enrollment and offering periods commenced in 2018.

(12)    Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The Company recognized $0.7 million, $0.4 million and $0.5 million of related compensation expense for the year ended December 31, 2018, 2017 and 2016, respectively.

(13)    Quarterly Summarized Financial Information (Unaudited)

	Fiscal years ended December 31, 2018 and 2017
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands, except per share amounts)
Total revenue, net	$43,919	$34,637	$52,643	$45,241	$55,323	$47,360	$77,330	$53,866
Net loss	(24,095)	(20,941)	(34,210)	(13,634)	(24,471)	(10,825)	(33,670)	(22,465)
Loss per share:
Basic	$(0.08)	$(0.08)	$(0.12)	$(0.05)	$(0.08)	$(0.04)	$(0.11)	$(0.08)
Diluted	$(0.08)	$(0.08)	$(0.12)	$(0.05)	$(0.08)	$(0.04)	$(0.11)	$(0.08)

(14)     Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement (the “Agreement”) with Kowa Pharmaceuticals America, Inc. related to the commercialization of Vascepa® (icosapent ethyl) capsules in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America, Inc. the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The Agreement was amended on July 25, 2017 to reflect evolving promotional needs, including refinement of target lists. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement.

During the term, Kowa Pharmaceuticals America, Inc. and Amarin agreed to use commercially reasonable efforts to promote, detail and optimize sales of Vascepa in the United States. The performance requirements included a negotiated minimum number of details to be delivered by each party in the first and second position, and the use of a negotiated number of minimum sales representatives from each party. Kowa Pharmaceuticals America, Inc. agreed to bear the costs incurred for its sales force associated with the commercialization of Vascepa and to pay for certain incremental costs associated with the use of its sales force, such as sample costs and costs for promotional and marketing materials. Amarin recognized all revenue from sales of Vascepa and used commercially reasonable efforts to maintain a minimum amount of inventory of Vascepa for use in the United States.

In exchange for Kowa Pharmaceuticals America, Inc.’s co-promotional services, Kowa Pharmaceuticals America, Inc. was entitled to a quarterly co-promotion fee based on aggregate Vascepa gross margin that varied during the term. The percentage of aggregate Vascepa gross margin earned by Kowa Pharmaceuticals America, Inc. was, as amended, approximately eighteen percent (18%) in 2017, partially offset by certain other refinements. During 2018, which was the last year of the Agreement, as amended, the Company incurred expense for both the annual co-promotion fee, which in 2018 was calculated as eighteen-and-a-half percent (18.5%) of Vascepa gross margin, plus accrual for co-promotion tail payments which were calculated as a percentage of the 2018 co-promotion fee. Kowa Pharmaceuticals America, Inc. is eligible to receive $17.8 million in co-promotion tail payments, the present value of which of $16.6 million was fully accrued as of December 31, 2018. No amount was accrued for the co-promotion tail payments as of December 31, 2017. The accrued tail payments will be paid over three years with declining amounts each year.

As of December 31, 2018 and 2017, the Company had a net payable to Kowa Pharmaceuticals America, Inc. of $27.6 million and $8.3 million, respectively, of which $18.1 million and $8.3 million, respectively, was classified as current on the consolidated balance sheets, representing co-promotion fees, including accrual of the tail payments, net of reimbursable amounts incurred for samples and other marketing expenses.

(15)    Revenue Recognition

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

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that Vascepa will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s Distributors and (iv) information obtained from other third parties regarding the payor mix for Vascepa. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Product Returns: The Company’s Distributors have the right to return unopened unprescribed Vascepa during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for Vascepa 1-gram and 0.5-gram size capsules is currently four years and three years, respectively, after being converted into capsule form, which is the last step in the manufacturing process for Vascepa and generally occurs within a few months before Vascepa is delivered to Distributors. The Company estimates future product returns on sales of Vascepa based on: (i) data provided to the Company by its Distributors (including weekly reporting of Distributors’ sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Vascepa previously shipped and currently being shipped to Distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s Distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for Vascepa and who reside in states that permit co-pay mitigation programs. The Company’s co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Vascepa’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish its accruals for co-pay mitigation rebates. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company adjusts its accruals for co-pay mitigation rebates based on actual redemption activity and estimates regarding the portion of issued co-pay mitigation rebates that it estimates will be redeemed.

The following table summarizes activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2018 and 2017:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2017	$3,743	$20,915	$859	$1,681	$27,198
Provision related to current period sales	35,067	126,903	1,480	15,081	178,531
Provision related to prior period sales	(323)	(682)	—	(70)	(1,075)
Credits/payments made for current period sales	(23,087)	(96,181)	(344)	(12,773)	(132,385)
Credits/payments made for prior period sales	(3,365)	(18,891)	(108)	(1,812)	(24,176)
Balance as of December 31, 2017	12,035	32,064	1,887	2,107	48,093
Provision related to current period sales	46,002	190,329	1,211	20,732	258,274
Provision related to prior period sales	—	(1,845)	—	(69)	(1,914)
Credits/payments made for current period sales	(29,202)	(148,857)	—	(19,307)	(197,366)
Credits/payments made for prior period sales	(9,340)	(30,057)	(150)	(2,296)	(41,843)
Balance as of December 31, 2018	$19,495	$41,634	$2,948	$1,167	$65,244

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

(16)    Development, Commercialization and Supply Agreements

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

Upon closing of the collaboration agreement, the Company made a non-refundable, non-creditable upfront payment of approximately $2.7 million, which was recorded in research and development expense in the consolidated statement of operations for the year ended December 31, 2018. In addition, the agreement provides for the Company to pay milestone payments upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Eddingpharm submitted its clinical trial application (“CTA”) with respect to the MARINE indication for Vascepa to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority, and, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of Vascepa in a patient population with severe hypertriglyceridemia in Mainland China.

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

During the years ended December 31, 2018 and 2017, the Company recognized $0.1 million and $1.2 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. Through December 31, 2018 and 2017, the Company has recognized $2.8 million and $3.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the performance obligation. The remaining transaction price of $13.2 million and $12.9 million is recorded in deferred revenue as of December 31, 2018 and 2017, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 16 years.

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

HLS Therapeutics, Inc.

In September 2017, the Company entered into an agreement with HLS Therapeutics Inc. (“HLS”), a company incorporated under the laws of Canada, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS will be responsible for regulatory and commercialization activities and associated costs. The Company is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities.

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company is entitled to receive a non-refundable $2.5 million milestone payment which is recorded in other receivables on the consolidated balance sheet as of September 30, 2018. In addition to the non-refundable, up-front and regulatory milestone payments just described, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $57.5 million, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

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

During the years ended December 31, 2018 and 2017, the Company recognized $0.6 million and $0.1 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. Through December 31, 2018 and 2017, the Company has recognized $0.9 million and $0.1 million, respectively, as licensing revenue under the agreement concurrent with the support provided by Amarin to HLS in achieving the performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined performance obligation. The remaining transaction price of $6.6 million and $4.9 million is recorded in deferred revenue as of December 31, 2018 and 2017, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended December 31, 2018:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2018:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$19,054	$2,500	$(843)	$20,710

During the year ended December 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Year Ended December 31,
Revenue recognized in the period from:	2018
Amounts included in contract liability at the beginning of the period	$650
Performance obligations satisfied in previous periods	$193

(17)    Subsequent Events

On February 22, 2019, a class action lawsuit was filed against Amarin Corporation plc, the Company’s chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey. See Note 8—Commitments and Contingencies for further information.

On February 5, 2019, the Company entered into a lease agreement for approximately 67,747 square feet of new office space in Bridgewater, New Jersey (the “Lease”). The Lease will commence upon delivery of the premises after certain improvements are made, which is anticipated to be on or about July 1, 2019 (the “Commencement Date”) for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advanced written notice and a termination payment specified in the Lease. Under the Lease, the Company will pay monthly rent of approximately $141,000 for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date.