Form 10-Q
period 2019-03-31
AMARIN CORP PLC\UK
filed 2019-05-01
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

330,686,553 common shares were outstanding as of April 26, 2019, including 330,480,979 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 205,574 Ordinary Shares. In addition, 28,931,746 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of April 26, 2019, for a total of 359,618,299 ordinary shares and ordinary share equivalents outstanding as of April 26, 2019.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$211,089	$249,227
Restricted cash	1,502	1,500
Accounts receivable, net	79,485	66,523
Inventory	57,909	57,802
Prepaid and other current assets	5,334	2,945
Total current assets	355,319	377,997
Property, plant and equipment, net	57	63
Operating lease right-of-use asset	8,900	—
Other long-term assets	643	174
Intangible asset, net	7,319	7,480
TOTAL ASSETS	$372,238	$385,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,776	$37,632
Accrued expenses and other current liabilities	94,170	84,171
Current portion of long-term debt from royalty-bearing instrument	38,960	34,240
Deferred revenue, current	1,898	1,220
Total current liabilities	161,804	157,263
Long-Term Liabilities:
Long-term debt from royalty-bearing instrument	35,338	46,108
Deferred revenue, long-term	18,265	19,490
Long-term operating lease liability	7,930	—
Other long-term liabilities	8,030	10,523
Total liabilities	231,367	233,384
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 289,317,460 shares issued and outstanding as of March 31, 2019 and December 31, 2018 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	21,850	21,850
Common stock, £0.50 par, unlimited authorized; 334,365,726 issued, 330,578,168 outstanding as of March 31, 2019; 329,110,863 issued, 325,850,013 outstanding as of December 31, 2018	250,088	246,663
Additional paid-in capital	1,301,389	1,282,762
Treasury stock; 3,787,558 shares as of March 31, 2019; 3,260,850 shares as of December 31, 2018	(19,493)	(10,413)
Accumulated deficit	(1,412,963)	(1,388,532)
Total stockholders’ equity	140,871	152,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,238	$385,714

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
Product revenue, net	$72,731	$43,777
Licensing revenue	547	142
Total revenue, net	73,278	43,919
Less: Cost of goods sold	17,140	10,648
Gross margin	56,138	33,271
Operating expenses:
Selling, general and administrative	71,633	43,407
Research and development	7,242	11,762
Total operating expenses	78,875	55,169
Operating loss	(22,737)	(21,898)
Interest expense, net	(1,697)	(2,252)
Other income, net	3	55
Loss from operations before taxes	(24,431)	(24,095)
(Provision for) benefit from income taxes	—	—
Net loss	$(24,431)	$(24,095)
Loss per share:
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.08)
Weighted average shares:
Basic	328,712	285,207
Diluted	328,712	285,207

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Exercise of stock options	—	3,838,739	—	—	2,496	12,960	—	—	15,456
Vesting of restricted stock units	—	1,416,124	(526,708)	—	929	(929)	(9,080)	—	(9,080)
Stock-based compensation	—	—	—	—	—	6,596	—	—	6,596
Loss for the period	—	—	—	—	—	—	—	(24,431)	(24,431)
March 31, 2019	289,317,460	334,365,726	(3,787,558)	$21,850	$250,088	$1,301,389	$(19,493)	$(1,412,963)	$140,871

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	20,616,438	—	—	14,635	55,372	—	—	70,007
Exercise of stock options	—	782,553	—	—	541	1,007	—	—	1,548
Vesting of restricted stock units	—	1,838,380	(675,242)	—	1,302	(1,302)	(2,553)	—	(2,553)
Stock-based compensation	—	—	—	—	—	3,754	—	—	3,754
Loss for the period	—	—	—	—	—	—	—	(24,095)	(24,095)
March 31, 2018	328,184,640	295,956,415	(2,372,275)	$24,364	$225,246	$1,036,697	$(6,782)	$(1,296,182)	$(16,657)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,431)	$(24,095)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	6	8
Stock-based compensation	6,883	3,762
Amortization of debt discount and debt issuance costs	446	573
Amortization of intangible asset	161	162
Changes in assets and liabilities:
Accounts receivable, net	(12,962)	6,138
Inventory	(107)	(4,844)
Prepaid and other current assets	(2,389)	(163)
Other long-term assets	(469)	—
Accrued interest payable	(73)	(327)
Deferred revenue	(547)	(142)
Accounts payable and other current liabilities	(2,238)	9,123
Other long-term liabilities	(2,369)	—
Net cash used in operating activities	(38,089)	(9,805)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	70,007
Proceeds from exercise of stock options, net of transaction costs	15,456	1,548
Payment on long-term debt from royalty-bearing instrument	(6,423)	(3,785)
Taxes paid related to stock-based awards	(9,080)	(2,553)
Net cash (used in) provided by financing activities	(47)	65,217
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(38,136)	55,412
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	250,727	74,237
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$212,591	$129,649
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,709	$5,873
Income taxes	$—	$23
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$8,995	$—

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1)	Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc (“Amarin” or the “Company”) is a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health and reduce cardiovascular risk. Since its inception, the Company has devoted substantial resources to research and development.

The Company’s lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG >500 mg/dL) hypertriglyceridemia. Vascepa is available in the United States (the “U.S.”) by prescription only. In January 2013, the Company began selling and marketing 1-gram size Vascepa capsules in the United States, and in October 2016, introduced a smaller 0.5-gram capsule size. In August 2015, in addition to marketing Vascepa for severe hypertriglyceridemia, the Company commenced marketing Vascepa for use in adult patients with mixed dyslipidemia, as an adjunct to diet and an add-on to statin therapy in patients who despite statin therapy have high triglycerides (TGs >200 mg/dL and <500 mg/dL), which the Company also refers to as persistently high triglycerides. This expanded promotion of Vascepa commenced pursuant to a federal court order and is continuing pursuant to an agreement among the Company, the FDA and the U.S. government.

The Company also developed Vascepa for FDA approval of potential additional indications for use. In particular, the Company conducted a cardiovascular outcomes study of Vascepa, titled REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,179 individual patients in 2016, was designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the American Heart Association (AHA) in November 2018 with such results concurrently published in The New England Journal of Medicine. The total (first and subsequent) cardiovascular events results of the REDUCE-IT study were presented at the American College of Cardiology’s (ACC) 68th Annual Scientific Session in March 2019 and concurrently published in the Journal of the American College of Cardiology. The Company submitted a supplemental new drug application (sNDA) in March 2019 to the FDA seeking revised labeling for Vascepa based on results of the REDUCE-IT study and, upon such expanded labeling, subject to FDA approval of such label, to further expand its promotion of Vascepa in the United States.

In the United States, the Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa in the United States through its direct sales force, which prior to the REDUCE-IT results topline announcement in September 2018 consisted of approximately 170 sales professionals, including sales representatives and their managers, and to begin 2019 increased to approximately 440 sales professionals, including approximately 400 sales representatives and remained at approximately this level as of March 31, 2019. Prior to 2019, the Company also engaged a co-promotion partner to help promote Vascepa in the United States which co-promotion by mutual agreement was not extended beyond December 31, 2018. Outside of the United States, the Company has entered into agreements with third party companies in select geographies for purposes of pursuing regulatory approval and commercialization of Vascepa. The Company operates in one business segment.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or the 2018 Form 10-K, filed with the SEC. The balance sheet amounts at December 31, 2018 in this report were derived from the Company’s audited 2018 consolidated financial statements included in the 2018 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted

Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of March 31, 2019, the Company had current assets of $355.3 million, including cash and cash equivalents of $211.1 million, accounts receivable, net, of $79.5 million and inventory of $57.9 million. The Company’s condensed consolidated balance sheets also include long-term debt from a royalty-bearing instrument which is anticipated to be repaid quarterly calculated as a percentage of Vascepa net revenues until fully satisfied. As of March 31, 2019, the Company had no other debt outstanding.

(2)	Significant Accounting Policies

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2019 and December 31, 2018:

In thousands	March 31, 2019	December 31, 2018
Gross trade accounts receivable	$104,011	$86,133
Trade allowances	(23,992)	(19,495)
Chargebacks	(534)	(115)
Accounts receivable, net	$79,485	$66,523

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards and other attributes using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not more likely than not to be realized. Deferred tax assets and liabilities are classified as non-current in the condensed consolidated balance sheet.

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

Excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations. Excess income tax benefits are classified as cash flows from operating activities and cash paid to taxing authorities arising from the withholding of shares from employees are classified as cash flows from financing activities.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2019 and 2018  are as follows:

	Three months ended March 31,
In thousands	2019	2018
Net loss—basic and diluted	$(24,431)	$(24,095)
Weighted average shares outstanding—basic and diluted	328,712	285,207
Net loss per share—basic and diluted	$(0.07)	$(0.08)

For the three months ended March 31, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended March 31,
In thousands	2019	2018
Stock options	16,837	25,703
Restricted stock and restricted stock units	9,341	12,420
Exchangeable senior notes (if converted)	—	7,716
Preferred stock (if converted)	28,932	32,818

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 21%, 39%, and 29%, respectively, of gross product sales for the three months ended March 31, 2019, and represented 32%, 37%, and 21%, respectively, of the gross accounts receivable balance as of March 31, 2019. Customers A, B, and C accounted for 26%, 31%, and 31%, respectively, of gross product sales for the three months ended March 31, 2018 and represented 37%, 30%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2018. The Company has not experienced any significant write-offs of its accounts receivable.

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

The Company currently has manufacturing agreements with multiple independent FDA-approved API manufacturers and several independent FDA-approved API encapsulators and packagers for Vascepa manufacturing. Each of these companies has qualified and validated its manufacturing processes and is capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to manufacture Vascepa or Vascepa API will remain qualified to do so to its specifications or that these and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

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

The following tables present information about the Company’s assets and liabilities as of March 31, 2019 and December 31, 2018 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,945	$9,945	$—	$—

	December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,880	$9,880	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$38,394		$33,602
Long-term debt from royalty-bearing instrument	35,338		46,108
Total long-term debt from royalty-bearing instrument	$73,732	$72,600	$79,710	$78,600

 The estimated fair value of the long-term debt from royalty-bearing instrument is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The carrying value of the long-term debt from royalty-bearing instrument as of both March 31, 2019 and December 31, 2018 did not include a debt discount as it had been fully amortized.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of March 31, 2019, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.3 and 7.6 years, (ii) coupon rates of between 5.4% and 11.6% and (iii) market yields of between 8.1% and 14.9%. As of December 31, 2018, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.3 and 4.0 years, (ii) coupon rates of between 5.4% and 10.8% and (iii) market yields of between 6.7% and 15.8%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the three months ended March 31, 2019. The Company recognized no gain or loss on change in fair value of derivative liability for the three months ended March 31, 2018.

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting remains largely unchanged except for changes in the definition and classification of leases. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The FASB also proposed a transition method to allow entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all leases that existed at or commenced after January 1, 2019.  The adoption of ASC 842 did not have a material impact on the Company’s condensed consolidated financial statements as of the effective date. See Note 11 – Leases for further details. The Company elected to apply the practical expedients in ASC 842-10-65-1 (f) and therefore:

1)

Did not reassess expired contracts for the presence of lease components therein and if it was already concluded that such contracts had lease components then the classification of the respective lease components therein was not re-assessed.

2)	Did not re-assess initial direct costs for any existing leases.
3)	Will not separate the lease and non-lease components.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this standard effective January 1, 2019, which did not have a material impact on the Company’s condensed consolidated financial statements.

The Company also considered the following recent accounting pronouncements which were not yet adopted as of March 31, 2019:

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

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 11.3 years. The carrying value as of March 31, 2019 and December 31, 2018 is as follows:

In thousands	March 31, 2019	December 31, 2018
Technology rights	$11,624	$11,624
Accumulated amortization	(4,305)	(4,144)
Intangible assets, net	$7,319	$7,480

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of March 31, 2019 and December 31, 2018 consist of the following:

In thousands	March 31, 2019	December 31, 2018
Raw materials	$7,941	$14,142
Work in process	8,653	8,590
Finished goods	41,473	35,357
Total inventory, gross	58,067	58,089
Inventory cost adjustment	(158)	(287)
Inventory	$57,909	$57,802

(5)	Debt

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

As of March 31, 2019, the remaining amount to be repaid to CPPIB is $80.9 million. During the three months ended March 31, 2019, the Company made repayments under the agreement of $7.7 million to CPPIB and an additional $7.3 million is scheduled to be paid in May 2019 for the first quarter of 2019. These payments, as well as additional quarterly repayments scheduled in the future, are calculated as 10% of Vascepa net revenues. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. The Company can prepay the net remaining amount at any time.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $73.7 million and $79.7 million, respectively. During the three months ended March 31, 2019, the Company recorded cash and non-cash interest expense of $1.2 million and $0.4 million, respectively, in connection with the royalty-bearing instrument. During the three months ended March 31, 2018, the Company recorded $1.5 million and $0.5 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q below for a discussion of the Company’s current legal proceedings. There have been no material changes to the matters described in those disclosures as of the date of this filing.

Milestone and Supply Purchase Obligations

The Company entered into long-term supply agreements with multiple FDA-approved API suppliers and encapsulators. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls.

These agreements include requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers.

Pursuant to supply agreements, there is a total of approximately $90.0 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.8 million as of March 31, 2019). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.5 million as of March 31, 2019) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $13.0 million as of March 31, 2019).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of March 31, 2019.

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

During the year ended December 31, 2018, the Company issued 3,886,718 ADSs upon consolidation and redesignation of Series A Preference Shares at the request of the holder, such that a maximum of 28,931,746 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of March 31, 2019, subject to certain adjustments for dilutive events.

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

Incentive Equity Awards

As of March 31, 2019, there were an aggregate of 16,837,051 stock options and 9,341,393 restricted stock units (“RSUs”) outstanding, representing approximately 4% and 2%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the three months ended March 31, 2019 and 2018, the Company issued 3,838,739 and 782,553 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $15.5 million during the three months ended March 31, 2019 and $1.5 million during the three months ended March 31, 2018.

On February 1, 2019, the Company granted a total of 757,800 RSUs and 1,193,400 stock options to employees under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period. Also on February 1, 2019, the Company granted a total of 580,000 RSUs to employees under the 2011 Plan that vest upon the achievement of a specified sales performance condition.

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

On March 12, 2018 and November 1, 2018, the Company granted a total of 970,000 RSUs and 90,000 RSUs, respectively, to employees under the 2011 Plan that vest over three years commencing after REDUCE-IT results upon the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth.

On February 1, 2018, the Company granted a total of 1,305,575 RSUs and 2,205,075 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period. During the three months ended March 31, 2019, the Company issued 387,715 common shares related to the vesting of these RSUs, of which 139,928 shares were retained as treasury shares as settlement of employee tax obligations. three months ended March 31, 2019

(8)	Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement (the “Agreement”) with Kowa Pharmaceuticals America, Inc. related to the commercialization of Vascepa capsules in the United States. Under the terms of the Agreement, Amarin granted to Kowa Pharmaceuticals America, Inc. the right to be the sole co-promoter, together with the Company, of Vascepa in the United States during the term. The Agreement was amended on July 25, 2017 to reflect evolving promotional needs, including refinement of target lists. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement.

During 2018, which was the last year of the Agreement, as amended, the Company incurred expense for both the annual co-promotion fee, which in 2018 was calculated as eighteen-and-a-half percent (18.5%) of Vascepa gross margin, plus accrual for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee. The accrued tail payments are paid over three years with declining amounts each year. Kowa Pharmaceuticals America, Inc. is eligible to receive $17.8 million in co-promotion tail payments, the present value of which of $16.6 million was fully accrued as of December 31, 2018. No tail payments were made during the three months ended March 31, 2019. As of March 31, 2019, of the $16.9 million the Company had accrued for tail payments under the Agreement, $9.5 million was classified as current on the condensed consolidated balance sheet.

(9)Revenue Recognition

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2019 and 2018:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2018	$19,495	$41,634	$2,948	$1,167	$65,244
Provision related to current period sales	15,881	70,410	418	8,286	94,995
Provision related to prior period sales	—	—	—	—	—
Credits/payments made for current period sales	(2,624)	(18,494)	—	(6,891)	(28,009)
Credits/payments made for prior period sales	(8,760)	(37,521)	(179)	(1,199)	(47,659)
Balance as of March 31, 2019	$23,992	$56,029	$3,187	$1,363	$84,571

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2017	$12,035	$32,064	$1,887	$2,107	$48,093
Provision related to current period sales	8,506	32,947	222	4,185	45,860
Provision related to prior period sales	(200)	(435)	—	(69)	(704)
Credits/payments made for current period sales	(875)	(10,487)	—	(1,799)	(13,161)
Credits/payments made for prior period sales	(1,336)	(20,994)	(25)	(2,296)	(24,651)
Balance as of March 31, 2018	$18,130	$33,095	$2,084	$2,128	$55,437

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

Upon closing of the collaboration agreement, the Company made a non-refundable, non-creditable upfront payment of approximately $2.7 million, which was recorded in research and development expense in the condensed consolidated statement of operations for the year ended December 31, 2018. In addition, the agreement provides for the Company to pay milestone payments upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement (the “DCS Agreement”) with Eddingpharm (Asia) Macao Commercial Offshore Limited (“Eddingpharm”) related to the development and commercialization of Vascepa in Mainland China, Hong Kong, Macau and Taiwan, or the “China Territory”. Under the terms of the DCS Agreement, the Company granted to Eddingpharm an exclusive (including as to the Company) license with right to sublicense to develop and commercialize Vascepa in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and REDUCE-IT clinical trials of Vascepa.

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

During the three months ended March 31, 2019 and 2018, the Company recognized less than $0.1 million and less than $0.1 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. Through March 31, 2019 and December 31, 2018, the Company recognized $2.9 million and $2.8 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the performance obligation. The remaining transaction price of $13.1 million and $13.2 million is recorded in deferred revenue as of

March 31, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 15 years.

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

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company received a non-refundable $2.5 million milestone payment. In addition to the non-refundable, up-front and regulatory milestone payments just described, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $57.5 million, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

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

During the three months ended March 31, 2019 and 2018, the Company recognized $0.4 million and $0.1 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. Through March 31, 2019 and December 31, 2018, the Company recognized $1.3 million and $0.9 million, respectively, as licensing revenue is recognized under the agreement concurrent with the support provided by Amarin to HLS in achieving the performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined performance obligation. The remaining transaction price of $6.2 million and $6.6 million is recorded in deferred revenue as of March 31, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 11 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2019:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2019:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,710	$—	$(547)	$20,163

During the three months ended March 31, 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three Months Ended March 31,
Revenue recognized in the period from:	2019
Amounts included in contract liability at the beginning of the period	$547
Performance obligations satisfied in previous periods	$—

(11)	Leases

The Company leases office space under operating leases. The lease liability is initially measured at the present value of the lease payments to be made over the lease term. Lease payments are comprised of the fixed and variable payments to be made by the Company to the lessor during the lease term minus any incentives or rebates or abatements receivable by the Company from the lessor or the owner. Payments for non-lease components do not form part of lease payments. The lease term includes renewal options only if these options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty for the Company. As there are no significant economic penalties, renewal cannot be reasonably assured and the lease terms for the office space do not include any renewal options. The Company has not entered into any leases with related parties. The Company accounts for short-term leases (i.e., lease term of 12 months or less) by making the short-term lease policy election and will not apply the recognition and measurement requirements of ASC 842.

The Company has determined that the rate implicit in the lease is not determinable and the Company does not have borrowings with similar terms and collateral. Therefore, the Company considered a variety of factors, including the Company’s credit rating, observable debt yields from comparable companies with a similar credit profile and the volatility in the debt market for securities with similar terms, in determining that 11.5% was reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities and a change of 1% would not result in a material change to the Company’s condensed consolidated financial statements.

On September 30, 2011, the Company entered into an agreement for office space in Dublin, Ireland which terminates on October 31, 2019 and can be extended automatically for successive on year periods. On July 1, 2011, the Company leased office space in Bedminster, New Jersey. The lease, as amended, terminates on September 15, 2019, to coincide with the start of the new Bridgewater, New Jersey lease, as described below. On January 26, 2019, the Company leased additional space in another building in Bedminster, New Jersey, effective February 1, 2019 and terminating June 30, 2019.

These leases have been determined to be short-term leases and the Company is committed to making aggregate payments of approximately $0.3 million during the next twelve months.

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey (the “Lease”). The Lease will commence upon delivery of the premises after certain improvements are made, which is anticipated to be on or about August 15, 2019 (the “Commencement Date”) for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company will pay monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin will receive certain abatements subject to the limitations in the Lease. The operating lease liability is $9.0 million, of which the current operating lease liability of $1.1 million is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet, and the operating lease right-of-use asset is $8.9 million, as of March 31, 2019. The lease expense for the three months ended March 31, 2019 is approximately $0.3 million.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2019:

Undiscounted lease payments ($000s)
2020	$—
2021	738
2022	1,587
2023	1,784
2024	1,818
2025 and thereafter	12,297
Total undiscounted payments	$18,224
Discount Adjustments	$(9,199)
Current operating lease liability	$1,095
Long-term operating lease liability	$7,930

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and below under Part II, Item IA, “Risk Factors”.

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

Overview

We are a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk.

Our lead product, Vascepa® (icosapent ethyl) capsules, is approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. In January 2013, we began selling and marketing Vascepa in the United States by prescription only based on the FDA-approved MARINE indication for use in patients with severe (TG ≥500 mg/dL) triglyceride levels. We sell 1-gram and 0.5-gram capsule sizes of Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our Distributors or our customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers.

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our Vascepa cardiovascular outcomes trial, REDUCE-IT™. We announced topline results from the REDUCE-IT study on September 24, 2018. On November 10, 2018, we publicly presented primary results of the REDUCE-IT study at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, we publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s (ACC) 68th Annual Scientific Session in March 2019 and the total events results and methods were concurrently published in the Journal of the American College of Cardiology. Included in such results were that Vascepa reduced total events, first and subsequent events, by 30% compared to placebo, reflecting that for every 1000 patients treated for 5 years with Vascepa versus placebo approximately 159 MACE could be prevented with Vascepa.

On March 28, 2019, we submitted a supplemental new drug application (sNDA) to the FDA seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The indication we are seeking pertains to use of Vascepa to reduce cardiovascular events in at-risk patients. Based on the final positive results of REDUCE-IT, we plan to continue to develop Vascepa commercially in major markets around the world. On March 28, 2019 the American Diabetes Association, or ADA, issued important updates to the Standard of Medical Care in Diabetes for 2019, including a recommendation for the use of icosapent ethyl in treating at-risk patients based on the results of the REDUCE-IT cardiovascular outcomes study.

We promote Vascepa directly in the United States. Such promotion, prior to results of the REDUCE-IT study, was based on demonstrated changes in biomarkers based on the MARINE study and, as to healthcare professionals with respect to cardiovascular risk reduction potential, the ANCHOR study of Vascepa in patients with persistent high (200-499 mg/dL) triglycerides after statin therapy. In considering drug treatment for cardiovascular risk reduction, most healthcare professionals express that they prefer outcomes data to biomarker data. Because prior to results of the REDUCE-IT study we did not have outcomes data regarding the clinical effect of Vascepa and because a substantial portion of our resources were being spent on the REDUCE-IT study, prior to REDUCE-IT results our commercialization of Vascepa was somewhat limited. Subsequent to learning the positive cardiovascular outcomes results of the REDUCE-IT study, we have begun increasing our promotion of Vascepa.

Commercialization

We commenced the commercial launch of 1-gram size Vascepa capsules in the United States in January 2013. We commenced sales and shipments of Vascepa at that time to our network of U.S.-based wholesalers. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Pursuant to the positive REDUCE-IT results, to begin 2019, we increased the size of our sales force to approximately 440 sales professionals, including approximately 400 sales representatives and commenced other actions to expand our promotion of Vascepa. From May 2014 to December 2018, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. co-promoted Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement. During 2018, as a result of not renewing the agreement, we incurred expense for the accrual of co-promotion tail payments, which were calculated as a percentage of the 2018 co-promotion fee. Kowa Pharmaceuticals America, Inc. will receive $17.8 million in co-promotion tail payments, the present value of which of $16.6 million was fully accrued as of December 31, 2018 and will be paid over three years with declining amounts each year. No tail payment was made during the three months ended March 31, 2019. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We expanded certain medical education and market awareness initiatives following the reporting of positive REDUCE-IT results in 2018. We intend to further expand promotion of Vascepa following label expansion of Vascepa, subject to FDA approval of such expanded label.

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

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2019 and 2018 was approximately 618,000 and 391,000, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2019 and 2018 was approximately 553,000 and 356,000, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. In each of the three months ended March 31, 2019 and 2018, it appears that Symphony Health and IQVIA may have understated the rate of growth in Vascepa prescription levels.

Symphony Health and IQVIA collect and report estimates of prescription information. There is a limited amount of information available to such companies to determine the actual number of total prescriptions for prescription products like Vascepa during such periods. Data reported by Symphony Health and IQVIA is rarely identical. Their estimates are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. These inaccuracies have historically been most prevalent and pronounced during periods of time of inflections upward or downward in rates of use and less prevalent and pronounced over longer periods of time such as annually. As such, the resulting conclusions from such sources should be viewed with caution. Amarin cites such third-party information as a courtesy to its investors and because Amarin does not have direct access to prescription information. The prescription levels and changes in prescription levels reported above are based on information made available to us from third-party resources and may be subject to adjustment and may overstate or understate actual prescriptions. For example, it is Amarin’s understanding that in March and April 2019 Symphony Health has been working to fill gaps in data sources and that they may issue “corrected” data at some point in the near future. Amarin is not directly aware of the details related to such source issues, or the precise timeline for corrective data or the degree to which estimated Vascepa prescriptions, as reported by Symphony Health, may change upward or downward if such corrections are implemented. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results can be generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth will be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. In September 2017, we entered into an agreement with HLS to register, commercialize and distribute Vascepa in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for Vascepa.

We continue to assess other partnership opportunities for licensing Vascepa to partners outside of the United States.

Research and Development

Since its inception in 2011, conduct of the REDUCE-IT cardiovascular outcomes study of Vascepa has been the centerpiece of our research and development. Most of our other research and development during this period also pertained to Vascepa, including study of the mechanism of action of the single active ingredient in Vascepa, icosapent ethyl. The REDUCE-IT study was conducted based on a special protocol assessment, or SPA, agreement with the FDA. Based on the final positive results of REDUCE-IT, we are seeking additional indicated uses for Vascepa in the United States and to pursue approval for Vascepa around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. Potential additional research and development opportunities beyond REDUCE-IT will be prioritized after giving priority to securing regulatory approval for Vascepa based on the REDUCE-IT results in the United States and in various geographies internationally, including pursuit of approval for Vascepa in Europe and in countries where we have commercialization partners for Vascepa.

On March 28, 2019, we submitted a supplemental new drug application (sNDA) to the FDA seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The indication we are seeking pertains to use of Vascepa to reduce cardiovascular events in at-risk patients. While the current FDA-approved indication for Vascepa is biomarker based (i.e., lowering triglyceride levels), the indication we are seeking based on REDUCE-IT results is outcomes based (i.e., lowering cardiovascular events).

In June 2018, we entered into a multi-faceted collaboration with Mochida related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in Vascepa, the omega-3 acid EPA. Among other terms in the agreement, we obtained an exclusive license to certain Mochida intellectual property to advance our interests in the United States and certain other territories and the parties will collaborate to research and develop new products and indications based on EPA for our commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development. Upon closing of the collaboration agreement, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for milestone payments from us upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any. Expenditures related to research and development activities for product candidates under the collaboration agreement are expected to be less than $5.0 million in 2019.

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

Interest and Other Income, Net. Interest expense consists of interest incurred under our December 2012 royalty-bearing instrument financing arrangement, and interest incurred under our previously outstanding 3.5% exchangeable notes. Interest expense under our royalty-bearing instrument financing arrangement is calculated based on an estimated repayment schedule. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other income, net, consists primarily of foreign exchange losses and gains.

(Provision for) benefits from Income Taxes. Provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the first quarters of 2019 and 2018 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the three months ended March 31, 2019 and 2018 is zero.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies, significant judgments and estimates during the three months ended March 31, 2019.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

Product Revenue, net. We recorded net product revenue of $72.7 million and $43.8 million during the three months ended March 31, 2019 and 2018, respectively, an increase of $29.0 million, or 66%. This increase in revenue was driven primarily by increased volume of Vascepa sold to independent wholesalers and other customers with increased volumes appearing to result from an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 227,000 and 197,000, respectively, over the three months ended March 31, 2018, representing growth of 58% and 55%, respectively.

All of our product revenue in the three months ended March 31, 2019 and 2018 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. Inventory of Vascepa held by independent commercial wholesalers, calculated on a day’s sales outstanding basis, appeared to decline modestly both at March 31, 2019 and 2018 compared to the start of such respective quarterly periods.

During the quarters ended March 31, 2019 and 2018, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended March 31, 2019 and 2018 was up to $110 and $70, respectively, per 30-day prescription filled and up to $330 and $140, respectively per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended March 31, 2019 and 2018 was $0.5 million and $0.1 million, respectively, an increase of $0.4 million, or 285%. Licensing revenue relates to the recognition of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, as well as recognition of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2019.

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2019 and 2018 was $17.1 million and $10.6 million, respectively, an increase of $6.5 million, or 61%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2019 and 2018 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2019 to be similar to or modestly lower than 2018. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for each of the three months ended March 31, 2019 and 2018 was 76%.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2019 and 2018 was $71.6 million and $43.4 million, respectively, an increase of $28.2 million, or 65%. Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 are summarized in the table below:

	Three months ended March 31,
In thousands	2019	2018
Selling, general and administrative expense (1)	$66,027	$31,134
Co-promotion fees (2)	—	9,071
Non-cash stock-based compensation expense (3)	5,606	3,202
Total selling, general and administrative expense	$71,633	$43,407

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the three months ended March 31, 2019 and 2018 was $66.0 million and $31.1 million, respectively, an increase of $34.9 million, or 112%. This increase is due primarily to increased commercial and other promotional spend for expansion following successful REDUCE-IT results (announced on September 24, 2018), as well as costs for sales force expansion.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended March 31, 2019 and 2018 were nil and $9.1 million, respectively, a decrease of $9.1 million, or 100%. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion agreement to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement.

(3)

Non-cash stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $5.6 million and $3.2 million, respectively, an increase of $2.4 million, or 75%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions. The increase is due primarily to the determination that certain performance awards are probable to be achieved following positive REDUCE-IT results in September 2018, as well as an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards resulting from the increase in the price of our stock.

Research and Development Expense. Research and development expense for the three months ended March 31, 2019 and 2018 was $7.2 million and $11.8 million, respectively, a decrease of $4.5 million, or 38%. Research and development expenses for the three months ended March 31, 2019 and 2018 are summarized in the table below:

	Three months ended March 31,
In thousands	2019	2018
REDUCE-IT study (1)	$1,652	$8,736
Regulatory filing fees and expenses (2)	435	243
Internal staffing, overhead and other (3)	3,877	2,223
Research and development expense, excluding non-cash expense	5,964	11,202
Non-cash stock-based compensation expense (4)	1,278	560
Total research and development expense	$7,242	$11,762

The decrease in research and development expenses for the quarter ended March 31, 2019, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. The REDUCE-IT study results were further presented at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 and concurrently published in The New England Journal of Medicine. The total (first and subsequent) cardiovascular events results of the REDUCE-IT study were presented at the American College of Cardiology’s (ACC) 68th Annual Scientific Session in March 2019 and concurrently published in the Journal of the American College of Cardiology. We managed the study through a contract research organization (CRO) through which all costs for the conduct of this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. The decrease in expenses in 2019 as compared to 2018 is primarily driven by a decline in REDUCE-IT related costs after the successful REDUCE-IT results. Following the completion of the REDUCE-IT trial, costs consisted primarily of the clinical study’s wrap-up activities, regulatory support and publications.

(2)

The regulatory filing fees in each of the quarters ended March 31, 2019 and 2018 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. These costs increased in 2019 compared to 2018 in support of publishing results of the REDUCE-IT study and preparing for sNDA submission based on the results of the study, which occurred in March 2019.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

  Interest Expense, net. Net interest expense for the three months ended March 31, 2019 and 2018 was $1.7 million and $2.3 million, respectively, a decrease of $0.6 million, or 25%. Net interest expense for the three months ended March 31, 2019 and 2018 is summarized in the table below:

	Three months ended March 31,
In thousands	2019	2018
Exchangeable senior notes (1):
Amortization of debt discounts	$—	$55
Contractual coupon interest	—	262
Total exchangeable senior notes interest expense	—	317
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,212	1,499
Non-cash interest	446	518
Total long-term debt from royalty-bearing instrument interest expense	1,658	2,017
Other interest expense	174	—
Total interest expense	1,832	2,334
Interest income (3)	(135)	(82)
Total interest expense, net	$1,697	$2,252

(1)

Cash and non-cash interest expense related to the exchangeable senior notes, which were fully exchanged and retired for equity in November 2018, for the three months ended March 31, 2019 and 2018 was nil and $0.3 million, respectively.

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended March 31, 2019 and 2018 was $1.7 million and $2.0 million, respectively. These amounts reflect the fact that our Vascepa net revenue levels have not been, and during these years were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended March 31, 2019 and 2018 was $135 thousand and $82 thousand, respectively. Interest income represents income earned on cash balances.

Other Income, net. Other income, net, for the three months ended March 31, 2019 and 2018 was income of $3 thousand and $55 thousand, respectively. Other income, net, primarily consists of gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2019 include cash and cash equivalents and restricted cash of $212.6 million. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2019	2018
Cash (used in) provided by:
Operating activities	$(38.1)	$(9.8)
Investing activities	—	—
Financing activities	—	65.2
(Decrease) increase in cash and cash equivalents and restricted cash	$(38.1)	$55.4

Net cash used in operating activities during the three months ended March 31, 2019 compared to the same period in 2018 increased primarily as a result of commercial and promotional activities following the successful REDUCE-IT study results, including costs associated with expanding the sales force, publications of the REDUCE-IT results, and timing of collections and increased receivables driven by higher product sales.

No cash was generated from financing activities during the three months ended March 31, 2019. In February 2018, we completed a public offering of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting customary commissions and offering expenses.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of March 31, 2019, the net remaining amount to be repaid to CPPIB is $80.9 million, which will be repaid in quarterly installments calculated as 10% of quarterly Vascepa net revenues. We can prepay the net remaining amount at any time.

As of March 31, 2019, we have no exchangeable notes or term debt outstanding since, in October 2018, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 3.5% exchangeable senior notes due 2047, or the 2017 Notes, to mandatorily exchange the entirety of the $30.0 million in aggregate principal amount outstanding into ADSs. This resulted in elimination of the debt and issuance of 7,716,046 ADSs. The 2017 Notes were issued and sold in January 2017 when we, through our wholly-owned subsidiary Corsicanto II DAC, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain unrelated investors. The net proceeds we received from the January 2017 offering were approximately $28.8 million, after deducting placement agent fees and estimated offering expenses. See Note 5—Debt in the Notes to the Condensed Consolidated Financial Statements for further discussion.

As of March 31, 2019, we had cash and cash equivalents and restricted cash of $212.6 million, a decrease of $38.1 million from December 31, 2018. The decrease is primarily due to net cash used in operating activities in support of the commercialization and promotion of Vascepa and expansion of the sales force following the successful results of REDUCE-IT. As of March 31, 2019, we had accounts receivable, net, of $79.5 million and inventory, net, of $57.9 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of March 31, 2019. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and expanded Vascepa promotional activities resulting from positive REDUCE-IT results both before and after label change for Vascepa based on REDUCE-IT results both before and after REDUCE-IT results, which label change is subject to FDA review and approval of our sNDA. Because levels of Vascepa revenues are difficult to predict, as is the timing of label expansion, we intend to purchase API during 2019 at a rate which, based on current levels of revenue growth, is higher than is required for 2019. We estimate the incremental cost of this anticipated inventory build to be between $50 million and $75 million in 2019. We believe that there is limited financial risk of over-purchasing Vascepa inventory as the product has demonstrated stability supporting approved commercial expiry dating through four years.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties, operating leases related to real estate used as office space and long-term debt and related interest. As a result of entering into a new operating lease during the three months ended March 31, 2019 as described in Note 11 – Leases, we have provided updated operating lease obligations information. The following table summarizes our contractual obligations associated with our operating leases as of March 31, 2019.

	Payments Due By Period
In millions	Total	Remainder of 2019	2020 to 2021	2022 to 2023	After 2023
Contractual obligations:
Operating lease obligations (1)	$18.5	$0.3	$1.9	$3.6	$12.8

(1)	Represents operating lease costs, primarily consisting of leases for facilities in Bridgewater, NJ, Dublin, Ireland and Bedminster, NJ.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019.

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

As of March 31, 2019 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC Topic 842. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a discussion of our current legal proceedings. There have been no material changes to the matters described in those disclosures during the three months ended March 31, 2019, other than as set forth below.

On February 22, 2019, a purported investor in our publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, our chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). On March 12, 2019, another purported investor filed a substantially similar lawsuit captioned Richard Borghesi v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 3:19-cv-08423 (D.N.J. March 12, 2019). Both lawsuits allege that, during the period September 24, 2018 to November 9, 2018, we misled investors by purportedly not disclosing that the placebo given to patients in the REDUCE-IT study, mineral oil, may have caused cardiovascular problems in the patients taking it, thereby misleading investors on the outcome of the REDUCE-IT study and artificially inflating the price of our securities. Based on these allegations, the suits assert claims under the Securities Exchange Act of 1934 and seeks unspecified monetary damages and attorneys’ fees and costs. We believe that we have valid defenses and we will vigorously defend against the claims, but cannot predict the outcome. We are unable to reasonably estimate the loss exposure, if any, associated with these claims. We have insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by us of the associated deductible obligation.

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

Except those denoted below with a “*”, these risk factors have not been materially updated from our Annual Report on 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

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

As with any cardiovascular outcomes trial, over time further REDUCE-IT data assessment and data release will yield additional useful information to inform greater understanding of study outcome. That additional data and related interpretations by us, regulatory authorities such as FDA or third parties may exceed, meet or not meet investor expectations. If the additional data or related interpretations do not meet expectations, the perception of REDUCE-IT results and Vascepa may suffer and our stock price may decline.

In September 2018, we announced topline results from the REDUCE-IT trial showing that the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. More detailed presentation of REDUCE-IT results was first made at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. Additional data assessment and data release will yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial data typically takes several months and can take years to complete and publish. When new data are assessed and released it could exceed, match or may not meet investor expectations. For example, in March 2019, the American Diabetes Association issued updates to the Standards of Medical Care in Diabetes for 2019, including updates related to the results of the REDUCE-IT study. This type of updates and any future presentation and additional data may exceed, match or may not meet investors expectations.

In addition, the same set of data can sometime be interpreted to reach conclusions that conflict with our conclusions, as was the case when FDA reviewed earlier cardiovascular outcomes trials of other drugs in the context of the effects of triglyceride lowering agents on cardiovascular risk reduction. For example, we recently filed a sNDA seeking an expanded indication based on REDUCE-IT study results. FDA review of that application in connection with its final determination or with any public advisory committee meeting, or otherwise, could bring public attention to data interpretations that conflict with our own or the public’s. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

Aspects that could be considered to change and impact the final evaluation of the totality of the efficacy and safety data from REDUCE-IT may include some or all of the following:

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

*Ongoing clinical trials involving Vascepa and similar moderate-to-high doses of icosapent ethyl ester could influence public perception of Vascepa’s clinical profile and the commercial and regulatory prospects of Vascepa.

      Ongoing trials of moderate-to-high doses of Vascepa and icosapent ethyl could provide further information on the effects of Vascepa and its commercial prospects. The Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069), is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams/day of icosapent ethyl), to examine the effects of a different formulation of icosapent ethyl than Vascepa on the incidence of cardiovascular events. The relationship between the ratio of EPA to aracadonic acid and incidence of event will be also examined.  Results from this study are expected in the second half of 2021, but could be announced sooner. In addition, the Effect of Vascepa on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy (EVAPORATE; ClinicalTrials.gov number, NCT02926027), is examining changes in patients’ coronary plaque over 9 to 18 months. The goal of this study is to evaluate whether treatment with Vascepa (4 grams/day) results in a greater change from baseline in low attenuation plaque than placebo in subjects with elevated triglycerides (200-499 mg/dL). Entry criteria for EVAPORATE include elevated triglycerides (fasting value between 200-499 mg/dl) at qualifying or baseline visit; LDL-C ≤115 mg/dL on appropriate statin therapy; LDL-C >40 mg/dL; stable diet and exercise, as defined as the same pattern for the previous 4 weeks; and stable treatment with a statin with or without ezetimibe for at least 4 weeks. Results from EVAPORATE are expected in 2020, but could be announced sooner. If the outcome of these studies do not meet expectations, the perception of REDUCE-IT results and the perceived value of Vascepa and its regulatory status may suffer. If this occurs our business could suffer and our stock price could significantly decline.

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

For example, in the REDUCE-IT trial, cardiovascular benefits appeared not to be influenced significantly by TG levels at baseline (above or below 150 mg/dL baseline range) or as achieved at one year, potentially suggesting mechanisms at work with use of Vascepa that are independent of baseline TG levels or therapy-driven reduction in TG levels. Determination of the mechanisms responsible for the benefit shown in REDUCE-IT was not the focus or purpose of the study. As summarized from the primary results of REDUCE-IT in The New England Journal of Medicine, potential Vascepa mechanisms of action at work in REDUCE-IT may include TG reduction, antithrombotic effects, antiplatelet or anticoagulant effects, membrane-stabilizing effects, effects on stabilization and/or regression of coronary plaque and inflammation reduction, each as supported by earlier stage mechanistic studies.

In addition, the median change in LDL cholesterol level from baseline was 6.6% (5.0 mg/dL; p < 0.001) on a placebo-corrected basis reflecting an increase of 3.1% (+2.0 mg/dL) in the Vascepa group and an increase of 10.2% (+7.0 mg/dL) in the placebo group. Increases in the placebo group relative to the Vascepa group were also observed in other parameters classically measured in such studies but with uncertain relevance to cardiovascular outcomes. An upward drift in LDL cholesterol and such other parameters has been commonly, although not always, observed in statin-stabilized patients across numerous studies within varying patient populations, and many have estimated LDL cholesterol increases of at least 6% and ranging up to more than 30%. Factors cited as potentially contributing to this circumstance include decreased drug and lifestyle regimen compliance, physiological compensation for drug-induced lipid changes, regression to the mean, intraindividual variability, lab variability, genetics, metabolic state, disease state, age, and season. If light liquid paraffin oil, or mineral oil, used as the placebo in REDUCE-IT adversely affected statin absorption or other parameters in some patients as is asserted by certain critics of the study, this could be theorized to have contributed to differences in outcomes between the groups and leave open the possibility that the placebo used in the trial was not biologically inert. These and other observations, whether scientifically reliable or not, may negatively impact how these trial results are interpreted by regulators, the medical community and third-party payors. This is the case notwithstanding that a post hoc analysis of REDUCE-IT data published in The New England Journal of Medicine showed no material differences in the primary and key secondary endpoint event rates for placebo patients with an increase in LDL-C at one year versus those with no change or a decrease, and also suggested a similar relative risk reduction regardless of whether there was an increase in LDL cholesterol level among the patients in the placebo group. Data generated by Amarin after, but supporting, this analysis reflect that patient-by-patient differences in LDL cholesterol levels from baseline to Year 1 included some patients with increases, some patients with decreases and others with no change in both the Vascepa arm and the placebo arm of the REDUCE-IT study. If mineral oil affected statin absorption significantly, it is reasonable to expect that such effect might be evident in all patients on placebo (i.e., if mineral oil had a definitive effect one would expect LDL cholesterol increases would be consistently observed among patients in the placebo arm) rather than the observed mixed results that include many patients with LDL cholesterol decreases or lack of change in LDL cholesterol. Moreover, as the authors of the primary results publication on REDUCE-IT in The New England Journal of Medicine noted, the relatively small differences in LDL cholesterol levels between the groups would not be likely to explain the 25% lower MACE risk observed with Vascepa and JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa, that, previously demonstrated a 19% risk reduction without a mineral oil placebo.

Consistent with our SPA for REDUCE-IT agreed to with the FDA, the trial subjects in the placebo arm of REDUCE-IT were given light liquid paraffin oil, or mineral oil, to mimic the color and consistency of Vascepa. We also used mineral oil in the placebo arms of our MARINE and ANCHOR trials. During the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, led to further discussion about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. The FDA, early in the course of the REDUCE-IT trial, directed the independent data monitoring committee, or DMC, for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting, the DMC recommended to continue the REDUCE-IT study as planned. Each of these DMC recommendations has been shared with FDA. In addition, following discussions on this topic in October 2013 in connection with the FDA’s review of our supplemental new drug application for our ANCHOR study, the FDA did not seek to require that we include any qualification related to the use of mineral oil as a placebo in REDUCE-IT at the time of our March 2016 amendment to the REDUCE-IT SPA. As noted, importantly and consistently, JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa previously demonstrated a 19% risk reduction without a mineral oil placebo.

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

Furthermore, our agreement with Kowa Pharmaceuticals America, Inc. was designed such that Kowa’s co-promotion of Vascepa ceased at the end of 2018. The parties mutually agreed not to renew the agreement. If over time our newly expanded sales team are not at least equally capable, our sales may be negatively impacted.

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

While we believe we are now permitted under applicable law to more broadly promote Vascepa, the FDA-approved labeling for Vascepa did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of Vascepa promoted under the court declaration was required. Based on our communications with the FDA, we expect that the FDA’s review of our recently submitted sNDA containing the final positive results from the REDUCE-IT outcomes study will be required for FDA-approved label expansion for Vascepa. However, we proactively communicate results from the REDUCE-IT trial in a manner we believe is truthful and non-misleading and thus protected under the freedom of speech clause of the First Amendment to the United States Constitution.

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

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa in patients under conditions inconsistent with the FDA-approved label for Vascepa and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001.

In June 2018, Gemphire Therapeutics announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. Gemcabene expects to submit a request to the FDA to lift the clinical hold in Q4 2019. In December 2018, Gemphire announced that top-line clinical results from a Phase II trial in Familial Partial Lipodystrophy (FPL)/NASH is expected in Q2 2019. Phase III studies for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned. Zydus Cadila has a Phase 2 development program for its lead molecule, Saroglitazar, in various indications, including severe hypertriglyceridemia in the United States. In August 2018, the company announced that it had suspended the Phase 2 trial in the severe hypertriglyceridemia indication due to study enrollment issues, while it continues development activities in other indications. The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia.

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

On February 27, 2014, we sued the FDA in the U.S. District Court for the District of Columbia to challenge the agency’s denial of five-year NCE exclusivity for Vascepa, based on our reading of the relevant statute, our view of FDA’s inconsistency with its past actions in this area and the retroactive effect of what we believe is a new policy at FDA as it relates to our situation. On May 28, 2015, the court granted our motion for summary judgment. The decision vacated the FDA’s denial of our claim for such exclusivity and remanded to the FDA for proceedings consistent with the decision. On July 22, 2015, Watson Laboratories Inc., the purported first Vascepa ANDA filer, sought to intervene and appeal the court’s decision. We and FDA opposed this intervention effort. The applicable courts denied Watson (now doing business as Hikma) the relief sought and appeal periods have expired.

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

These factors enable dietary supplements to compete with Vascepa to a certain degree. Although we have taken steps to address these competitive issues, and plan to continue to do so vigorously, we may not be successful in such efforts. For example, on August 30, 2017, Amarin Pharma, Inc. and Amarin Pharmaceuticals Ireland Limited, each a wholly-owned subsidiary of Amarin Corporation plc, filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. On October 27, 2017, the ITC determined to not institute our requested investigation. We have appealed this determination in federal court and are awaiting a ruling. We have also recently sued several omega-3 dietary supplement manufacturers for making claims that we believe make them unfairly competitive to Vascepa.

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

In March 2014, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to co-promote Vascepa in the United States under which Kowa Pharmaceuticals America, Inc. co-promoted Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Co-promotion under the agreement commenced in May 2014 and ceased at the end of 2018. We could seek to search for another commercialization partner, though there is no guarantee we would be successful in doing so. If we do not enter into a co-promotion agreement with an equally capable company or if our newly hired sales representatives are not effective as planned, our sales may be negatively impacted. If we elect to increase our expenditures to fund development or commercialization activities on our own, depending on Vascepa’s revenues, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we do not generate sufficient funds from the sale of Vascepa or, to the extent needed to supplement funds generated from product revenue, cannot raise sufficient funds, we may not be able to devote resources sufficient to market and sell Vascepa on our own in a manner required to realize the full market potential of Vascepa.

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

The REDUCE-IT trial was conducted pursuant to a SPA agreement with the FDA which means that the FDA agreed, based on the information we submitted to the agency, that the design and planned analysis of the trial was adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness.

A SPA agreement does not cover every aspect of clinical trial conduct and assessment. For example secondary and/or tertiary endpoints, their ordering in the statistical hierarchy, their clinical significance, or whether any would yield results appropriate for labeling are considered review issues and are not intended to be a binding component of the REDUCE-IT SPA agreement. Further, matters such as endpoint adjudication procedures (including potential endpoint ascertainment, adjudication process, and detailed definitions) were specified by FDA as issues to be reviewed by the agency as part of a drug approval application. Consistent with the May 2016 FDA SPA draft guidance, FDA stated that the SPA agreement does not necessarily indicate the agency’s agreement with every detail of a protocol; instead, such an agreement indicates FDA’s concurrence with the elements critical to ensuring that the trial conducted under the protocol would have the potential to form the primary basis of an efficacy claim in a marketing application.

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

* We cannot predict whether the FDA will approve our sNDA for Vascepa.

In March 2019, we submitted a supplemental new drug application, or sNDA, to the FDA seeking revised labeling for Vascepa based on results of the REDUCE-IT study and, upon such expanded labeling, subject to FDA approval of such label, to further expand its promotion of Vascepa in the United States. However, there can be no assurance as to the actual timetable for FDA action or whether the sNDA will be approved by the FDA. Additionally, even if the sNDA is approved, such approval could require various actions by us including modification of the existing Vascepa label or the adoption of FDA-mandated risk evaluation and mitigation strategies. Any adverse developments or results or perceived adverse developments or results with respect to our sNDA will significantly harm our business and could cause the market price of our securities to decline.

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

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as our former co-promotion partner Kowa Pharmaceuticals America, Inc. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for Vascepa obtained in territories outside the United States. Given our inexperience with marketing and commercializing products outside the United States, we will need to rely on third parties, such as Eddingpharm in China, to assist us in dealing with any such issues.

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

Even if we obtain positive results from early stage preclinical studies or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease. Questions can also arise on the quality of study data or its reliability. For example, during the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, raised questions about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. It was ultimately concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of Vascepa and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the FDA approved Vascepa for use in the MARINE indication in July 2012, FDA did not dispute the veracity of the ANCHOR trial data and, in connection with the March 2016 agreement we reached with the FDA allowing us to promote the results of the ANCHOR study, the FDA did not seek to require that we include any qualification related to this earlier question regarding the mineral oil placebo. The FDA, early on in the course of the REDUCE-IT trial, directed the DMC for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting, the DMC recommended to continue the REDUCE-IT study as planned. Each of these DMC recommendations has been shared with FDA. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory review or the public perception of our products and our future prospects, including REDUCE-IT results.

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

Under current UK legislation, a company incorporated in England and Wales, or which is centrally managed and controlled in the UK, is regarded as resident in the UK for taxation purposes. Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Where a company is treated as tax resident under the domestic laws of both the UK and Ireland then the provisions of article 4(3) of the Double Tax Convention between the UK and Ireland provides that such enterprise shall be treated as resident only in the jurisdiction in which its place of effective management is situated. We have sought to conduct our affairs in such a way so as to be resident only in Ireland for tax purposes by virtue of having our place of effective management situated in Ireland and by virtue of our efforts to carry out a trade in Ireland. Trading income of an Irish company is generally taxable at the Irish corporation tax rate of 12.5%. Non-trading income of an Irish company (e.g., interest income, rental income or other passive income) is taxable at a rate of 25%.

However, we cannot assure you that we are or will continue to be resident only in Ireland for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become resident in a jurisdiction other than Ireland, or not carrying out a trade in Ireland. Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service (IRS) and states. We recently completed the audits by the IRS for the years 2013 to 2014, with no material changes to the filed income tax returns. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any future audits will have a material adverse effect on our consolidated financial position or results of operations. The ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Should we cease to be an Irish tax resident, we may be subject to a charge to Irish capital gains tax on our assets. Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to a charge to local capital gains tax charge on the assets.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 21%, 39%, and 29%, respectively, of gross product sales for the three months ended March 31, 2019, and represented 32%, 37%, and 21%, respectively, of the gross accounts receivable balance as of March 31, 2019. Customers A, B, and C accounted for 26%,31%, and 31%, respectively, of gross product sales for the three months ended March 31, 2018, and represented 37%, 30%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2018. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2018, 2017, and 2016, we reported losses of approximately $116.4 million, $67.9 million, and $86.4 million, respectively, and we had an accumulated deficit as of December 31, 2018 of $1.4 billion. For the three months ended March 31, 2019 and 2018, we reported losses of approximately $24.4 million and $24.1 million, respectively, and we had an accumulated deficit as of March 31, 2019 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources.  We believe that our cash and cash equivalents balance of $211.1 million as of March 31, 2019 will be sufficient to fund our projected operations for at least twelve months and through the likely Prescription Drug User Fee Act (PDUFA) date for approval of a supplemental new drug application (sNDA) by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

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

As of April 26, 2019, we had 330,686,553 common shares outstanding including 330,480,979 shares held as ADSs and 205,574 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Our indebtedness and the related annual debt service requirements, if any, may adversely impact our business, operations and financial condition in the future. For example, they could:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2019 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – 31, 2019	485,456	$16.94
February 1 – 28, 2019	—	—
March 1 – 31, 2019	41,252	20.76
Total	526,708	$17.24

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Employment Agreement dated April 20, 2018 with Aaron Berg	Filed herewith

10.2	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, File No. 0-21392, as Exhibit 10.69	February 27, 2019

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: May 1, 2019