Form 10-Q
period 2019-06-30
AMARIN CORP PLC\UK
filed 2019-07-31
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-21392

Amarin Corporation plc

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands	Dublin 2, Ireland
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 (0) 1 6699 020

2 Pembroke House, Upper Pembroke Street 28-32, Dublin 2, Ireland

Former name or former address, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares (ADS(s)), each ADS representing the right to receive one (1) Ordinary Share of Amarin Corporation plc	AMRN	NASDAQ Stock Market LLC

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

357,214,478 common shares were outstanding as of July 29, 2019, including 357,009,987 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 204,491 Ordinary Shares. In addition, 28,931,746 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of July 29, 2019, for a total of 386,146,224 ordinary shares and ordinary share equivalents outstanding as of July 29, 2019.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$221,771	$249,227
Restricted cash	1,503	1,500
Accounts receivable, net	95,398	66,523
Inventory	46,268	57,802
Prepaid and other current assets	7,103	2,945
Total current assets	372,043	377,997
Property, plant and equipment, net	858	63
Operating lease right-of-use asset	8,762	—
Other long-term assets	1,102	174
Intangible asset, net	7,157	7,480
TOTAL ASSETS	$389,922	$385,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,018	$37,632
Accrued expenses and other current liabilities	103,495	84,171
Current portion of long-term debt from royalty-bearing instrument	45,410	34,240
Deferred revenue, current	1,962	1,220
Total current liabilities	184,885	157,263
Long-Term Liabilities:
Long-term debt from royalty-bearing instrument	23,202	46,108
Deferred revenue, long-term	17,775	19,490
Long-term operating lease liability	8,160	—
Other long-term liabilities	6,813	10,523
Total liabilities	240,835	233,384
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 289,317,460 shares issued and outstanding as of June 30, 2019 and December 31, 2018 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	21,850	21,850
Common stock, £0.50 par, unlimited authorized; 335,149,425 issued, 331,307,810 outstanding as of June 30, 2019; 329,110,863 issued, 325,850,013 outstanding as of December 31, 2018	250,588	246,663
Additional paid-in capital	1,311,965	1,282,762
Treasury stock; 3,841,615 shares as of June 30, 2019; 3,260,850 shares as of December 31, 2018	(20,533)	(10,413)
Accumulated deficit	(1,414,783)	(1,388,532)
Total stockholders’ equity	149,087	152,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,922	$385,714

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product revenue, net	$100,366	$52,537	$173,097	$96,313
Licensing revenue	426	106	973	248
Total revenue, net	100,792	52,643	174,070	96,561
Less: Cost of goods sold	22,770	12,846	39,910	23,494
Gross margin	78,022	39,797	134,160	73,067
Operating expenses:
Selling, general and administrative	73,406	53,944	145,039	97,350
Research and development	7,130	18,159	14,372	29,921
Total operating expenses	80,536	72,103	159,411	127,271
Operating loss	(2,514)	(32,306)	(25,251)	(54,204)
Interest income (expense), net	789	(1,773)	(908)	(4,025)
Other expense, net	(95)	(131)	(92)	(76)
Loss from operations before taxes	(1,820)	(34,210)	(26,251)	(58,305)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	$(1,820)	$(34,210)	$(26,251)	$(58,305)
Loss per share:
Basic	$(0.01)	$(0.12)	$(0.08)	$(0.20)
Diluted	$(0.01)	$(0.12)	$(0.08)	$(0.20)
Weighted average shares:
Basic	330,863	293,662	329,793	289,458
Diluted	330,863	293,662	329,793	289,458

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Exercise of stock options	—	3,838,739	—	—	2,496	12,960	—	—	15,456
Vesting of restricted stock units	—	1,416,124	(526,708)	—	929	(929)	(9,080)	—	(9,080)
Stock-based compensation	—	—	—	—	—	6,596	—	—	6,596
Loss for the period	—	—	—	—	—	—	—	(24,431)	(24,431)
March 31, 2019	289,317,460	334,365,726	(3,787,558)	$21,850	$250,088	$1,301,389	$(19,493)	$(1,412,963)	$140,871
Issuance of common stock under employee stock purchase plan	—	47,358	—	—	30	807	—	—	837
Exercise of stock options	—	619,404	—	—	396	1,492	—	—	1,888
Vesting of restricted stock units	—	116,937	(54,057)	—	74	(74)	(1,040)	—	(1,040)
Stock-based compensation	—	—	—	—	—	8,351	—	—	8,351
Loss for the period	—	—	—	—	—	—	—	(1,820)	(1,820)
June 30, 2019	289,317,460	335,149,425	(3,841,615)	$21,850	$250,588	$1,311,965	$(20,533)	$(1,414,783)	$149,087

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	20,616,438	—	—	14,635	55,372	—	—	70,007
Exercise of stock options	—	782,553	—	—	541	1,007	—	—	1,548
Vesting of restricted stock units	—	1,838,380	(675,242)	—	1,302	(1,302)	(2,553)	—	(2,553)
Stock-based compensation	—	—	—	—	—	3,754	—	—	3,754
Loss for the period	—	—	—	—	—	—	—	(24,095)	(24,095)
March 31, 2018	328,184,640	295,956,415	(2,372,275)	$24,364	$225,246	$1,036,697	$(6,782)	$(1,296,182)	$(16,657)
Issuance of common stock under employee stock purchase plan	—	127,872	—	—	85	338	—	—	423
Exercise of stock options	—	173,679	—	—	116	162	—	—	278
Vesting of restricted stock units	—	90,937	(41,252)	—	60	(60)	(127)	—	(127)
Stock-based compensation	—	—	—	—	—	3,606	—	—	3,606
Loss for the period	—	—	—	—	—	—	—	(34,210)	(34,210)
June 30, 2018	328,184,640	296,348,903	(2,413,527)	$24,364	$225,507	$1,040,743	$(6,909)	$(1,330,392)	$(46,687)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,251)	$(58,305)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	6	11
Stock-based compensation	14,766	7,381
Amortization of debt discount and debt issuance costs	878	1,140
Amortization of intangible asset	323	323
Changes in assets and liabilities:
Accounts receivable, net	(28,875)	(4,991)
Inventory	11,534	(9,833)
Prepaid and other current assets	(4,158)	577
Other long-term assets	(928)	—
Accrued interest payable	(81)	(58)
Deferred revenue	(973)	(248)
Accounts payable and other current liabilities	14,765	24,146
Other long-term liabilities	(3,186)	5,614
Net cash used in operating activities	(22,180)	(34,243)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(801)	—
Net cash used in investing activities	(801)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	837	70,430
Proceeds from exercise of stock options, net of transaction costs	17,344	1,826
Payment on long-term debt from royalty-bearing instrument	(12,533)	(6,713)
Taxes paid related to stock-based awards	(10,120)	(2,680)
Net cash (used in) provided by financing activities	(4,472)	62,863
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(27,453)	28,620
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	250,727	74,237
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$223,274	$102,857
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,982	$10,251
Income taxes	$71	$805
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$8,995	$—

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

The Company also developed Vascepa for FDA approval of potential additional indications for use. In particular, the Company conducted a cardiovascular outcomes study of Vascepa, titled REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,179 individual patients in 2016, was designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the American Heart Association (AHA) in November 2018 with such results concurrently published in The New England Journal of Medicine. The total (first and subsequent) cardiovascular events results of the REDUCE-IT study were presented at the American College of Cardiology’s (ACC) 68th Annual Scientific Session in March 2019 and concurrently published in the Journal of the American College of Cardiology. The Company submitted a supplemental new drug application (sNDA) in March 2019 to the FDA seeking revised labeling for Vascepa based on results of the REDUCE-IT study and, upon such expanded labeling, subject to FDA approval of such label, to further expand its promotion of Vascepa in the United States. In May 2019, the FDA accepted the sNDA for filing and granted Priority Review designation with a Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2019.

In the United States, the Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa in the United States through its direct sales force, which prior to the REDUCE-IT results topline announcement in September 2018 consisted of approximately 170 sales professionals, including sales representatives and their managers. In early 2019, the Company increased its sales team to approximately 440 sales professionals, including approximately 400 sales representatives. The Company’s direct sales force remained at approximately this level through June 30, 2019 and is currently being increased to a planned total of approximately 800 sales professionals. Prior to 2019, the Company also engaged a co-promotion partner to help promote Vascepa in the United States which co-promotion by mutual agreement was not extended beyond December 31, 2018. Outside of the United States, the Company has entered into agreements with third party companies in select geographies for purposes of pursuing regulatory approval and commercialization of Vascepa. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of June 30, 2019, the Company had current assets of $372.0 million, including cash and cash equivalents of $221.8 million, accounts receivable, net, of $95.4 million and inventory of $46.3 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument which is anticipated to be repaid quarterly calculated as a percentage of Vascepa net revenues until fully satisfied. As of June 30, 2019, the Company had no other debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2019 and December 31, 2018:

In thousands	June 30, 2019	December 31, 2018
Gross trade accounts receivable	$116,262	$86,133
Trade allowances	(18,512)	(19,495)
Chargebacks	(2,352)	(115)
Accounts receivable, net	$95,398	$66,523

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Net loss—basic and diluted	$(1,820)	$(34,210)	$(26,251)	$(58,305)
Weighted average shares outstanding—basic and diluted	330,863	293,662	329,793	289,458
Net loss per share—basic and diluted	$(0.01)	$(0.12)	$(0.08)	$(0.20)

For the three and six months ended June 30, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Stock options	16,585	25,282	16,585	25,282
Restricted stock and restricted stock units	9,315	12,249	9,315	12,249
Exchangeable senior notes (if converted)	—	7,716	—	7,716
Preferred stock (if converted)	28,932	32,818	28,932	32,818

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 24%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30, 2019, and represented 38%, 32%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2019. Customers A, B, and C accounted for 27%, 31%, and 31%, respectively, of gross product sales for the six months ended June 30, 2018 and represented 33%, 37%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2018. The Company has not experienced any significant write-offs of its accounts receivable.

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

The following tables present information about the Company’s assets and liabilities as of June 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2019
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,995	$9,995	$—	$—

	December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,880	$9,880	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$44,852		$33,602
Long-term debt from royalty-bearing instrument	23,202		46,108
Total long-term debt from royalty-bearing instrument	$68,054	$68,200	$79,710	$78,600

The estimated fair value of the long-term debt from royalty-bearing instrument is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The carrying value of the long-term debt from royalty-bearing instrument as of both June 30, 2019 and December 31, 2018 did not include a debt discount as it had been fully amortized.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of June 30, 2019, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.0 and 7.8 years, (ii) coupon rates of between 6.0% and 10.0% and (iii) market yields of between 8.3% and 15.8%. As of December 31, 2018, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.3 and 4.0 years, (ii) coupon rates of between 5.4% and 10.8% and (iii) market yields of between 6.7% and 15.8%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the six months ended June 30, 2019. The Company recognized no gain or loss on change in fair value of derivative liability for the six months ended June 30, 2018.

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

The Company also considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2019:

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

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 11.1 years. The carrying value as of June 30, 2019 and December 31, 2018 is as follows:

In thousands	June 30, 2019	December 31, 2018
Technology rights	$11,624	$11,624
Accumulated amortization	(4,467)	(4,144)
Intangible assets, net	$7,157	$7,480

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of June 30, 2019 and December 31, 2018 consist of the following:

In thousands	June 30, 2019	December 31, 2018
Raw materials	$6,573	$14,142
Work in process	3,845	8,590
Finished goods	36,008	35,357
Total inventory, gross	46,426	58,089
Inventory cost adjustment	(158)	(287)
Inventory	$46,268	$57,802

(5)	Debt

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

As of June 30, 2019, the remaining amount to be repaid to CPPIB is $73.6 million. During the three and six months ended June 30, 2019, the Company made repayments under the agreement of $7.3 million and $15.0 million, respectively, to CPPIB and an additional $10.0 million is scheduled to be paid in August 2019 for the second quarter of 2019. These payments, as well as additional quarterly repayments scheduled in the future, are calculated as 10% of Vascepa net revenues. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. The Company can prepay the net remaining amount at any time.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $68.1 million and $79.7 million, respectively. During the six months ended June 30, 2019, the Company recorded cash and non-cash interest expense of $2.4 million and $0.9 million, respectively, in connection with the royalty-bearing instrument. During the six months ended June 30, 2018, the Company recorded $3.0 million and $1.0 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q below for a discussion of the Company’s current legal proceedings. There have been no material changes to the matters described in those disclosures as of the date of this filing.

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

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.5 million as of June 30, 2019). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.3 million as of June 30, 2019) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $12.7 million as of June 30, 2019).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of June 30, 2019.
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

During the year ended December 31, 2018, the Company issued 3,886,718 ADSs upon consolidation and redesignation of Series A Preference Shares at the request of the holder, such that a maximum of 28,931,746 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of June 30, 2019, subject to certain adjustments for dilutive events.

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

Incentive Equity Awards

As of June 30, 2019, there were an aggregate of 16,585,065 stock options and 9,314,621 restricted stock units (“RSUs”) outstanding, representing approximately 4% and 2%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the six months ended June 30, 2019 and 2018, the Company issued 4,458,143 and 956,232 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $17.4 million during the six months ended June 30, 2019 and $1.8 million during the six months ended June 30, 2018.

On May 20, 2019, the Company granted a total of 45,163 RSUs and 58,721 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

Also on May 20, 2019, the Company granted an additional 20,000 RSUs to employees under the 2011 Plan that vest upon the achievement of a specified sales performance condition.

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

On February 1, 2018, the Company granted a total of 1,305,575 RSUs and 2,205,075 stock options to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest monthly over a four-year period. During the six months ended June 30, 2019, the Company issued 387,715 common shares related to the vesting of these RSUs, of which 139,928 shares were retained as treasury shares as settlement of employee tax obligations.
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

During 2018, which was the last year of the Agreement, as amended, the Company incurred expense for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee, which was eighteen and a half percent (18.5%) of Vascepa gross margin. The accrued tail payments are paid over three years with declining amounts each year. Kowa Pharmaceuticals America, Inc. is eligible to receive $17.8 million in co-promotion tail payments, the present value of which of $16.6 million was fully accrued as of December 31, 2018. There were $2.4 million in tail payments made during the three months ended June 30, 2019. As of June 30, 2019, of the $14.6 million the Company had accrued for tail payments under the Agreement, $8.5 million was classified as current on the condensed consolidated balance sheet.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2019 and 2018:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2018	$19,495	$41,634	$2,948	$1,167	$65,244
Provision related to current period sales	37,545	164,871	987	18,625	222,028
Provision related to prior period sales	—	—	—	—	—
Credits/payments made for current period sales	(19,203)	(98,452)	5	(16,687)	(134,337)
Credits/payments made for prior period sales	(19,325)	(41,363)	(471)	(1,199)	(62,358)
Balance as of June 30, 2019	$18,512	$66,690	$3,469	$1,906	$90,577

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2017	$12,035	$32,064	$1,887	$2,107	$48,093
Provision related to current period sales	19,077	78,051	491	9,234	106,853
Provision related to prior period sales	(400)	(836)	—	(69)	(1,305)
Credits/payments made for current period sales	(9,097)	(40,547)	—	(6,533)	(56,177)
Credits/payments made for prior period sales	(5,282)	(27,028)	(40)	(2,297)	(34,647)
Balance as of June 30, 2018	$16,333	$41,704	$2,338	$2,442	$62,817

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

In determining performance obligations, management evaluates whether the license is distinct from the other performance obligations with the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in the determination include the stage of development of the license delivered, research and development capabilities of the partner and the ability of partners to develop and commercialize Vascepa independent of the Company.

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

During the six months ended June 30, 2019 and 2018, the Company recognized less than $0.1 million in each period, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. Through June 30, 2019 and December 31, 2018, the Company recognized $3.0 million and $2.8 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the performance obligation. The remaining transaction price of $13.0 million and $13.2 million is recorded in deferred revenue as of June 30, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 15 years.

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

During the six months ended June 30, 2019 and 2018, the Company recognized $0.8 million and $0.2 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. Through June 30, 2019 and December 31, 2018, the Company recognized $1.7 million and $0.9 million, respectively, as licensing revenue is recognized under the agreement concurrent with the support provided by Amarin to HLS in achieving the performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined performance obligation. The remaining transaction price of $5.8 million and $6.6 million is recorded in deferred revenue as of June 30, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 11 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the six months ended June 30, 2019 and 2018:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2019:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,710	$—	$(973)	$19,737

Six months ended June 30, 2018:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$19,054	$—	$(248)	$18,806

During the six months ended June 30, 2019 and 2018 date, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six Months Ended June 30,
Revenue recognized in the period from:	2019	2018
Amounts included in contract liability at the beginning of the period	$973	$248
Performance obligations satisfied in previous periods	$—	$—

(11)Leases

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

On September 30, 2011, the Company entered into an agreement for office space in Dublin, Ireland which terminated on May 1, 2019. On April 12, 2019 and July 4, 2019, the Company entered into Office Centre Sharing Agreements effective May 1, 2019 and October 1, 2019, respectively, to replace the office space with new office space in Dublin, Ireland which terminate on April 30, 2020 and September 30, 2020, respectively, and can be extended automatically for successive one year periods. On July 1, 2011, the Company leased office space in Bedminster, New Jersey. The lease, as amended, terminates on September 15, 2019, to coincide with the start of the new Bridgewater, New Jersey lease, as described below. On January 26, 2019, the Company leased additional space in another building in Bedminster, New Jersey, effective February 1, 2019 and terminating September 15, 2019.

These leases have been determined to be short-term leases and the Company is committed to making aggregate payments of approximately $0.2 million during the next twelve months.

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey (the “Lease”). The Lease will commence upon delivery of the premises after certain improvements are made, which is anticipated to be on or about August 15, 2019 (the “Commencement Date”) for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company will pay monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin will receive certain abatements subject to the limitations in the Lease. The operating lease liability is $9.3 million, of which the current operating lease liability of $1.1 million is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet, and the operating lease right-of-use asset is $8.8 million, as of June 30, 2019. The lease expense for the three and six months ended June 30, 2019 is approximately $0.4 million and $0.7 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2019:

Undiscounted lease payments ($000s)
2020	$—
2021	738
2022	1,587
2023	1,784
2024	1,818
2025 and thereafter	12,297
Total undiscounted payments	$18,224
Discount Adjustments	$(8,938)
Current operating lease liability	$1,126
Long-term operating lease liability	$8,160

(12)Subsequent Events

On July 18, 2019, the Company completed a public offering of 22,222,223 ADSs with each ADS representing one ordinary share of the Company, at a price of $18.00 per ADS after commission. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 3,333,333 ADSs at a price of $18.00 per ADS. On July 29, 2019, the underwriters exercised the full option. This public offering, including the exercised option, resulted in gross proceeds of approximately $460.0 million and after deducting customary commissions and offering expenses, net proceeds to the Company of approximately $439.5 million.

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

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our Vascepa cardiovascular outcomes trial, REDUCE-IT™. We announced topline results from the REDUCE-IT study on September 24, 2018. On November 10, 2018, we publicly presented primary results of the REDUCE-IT study at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, we publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s (ACC) 68th Annual Scientific Session in March 2019 and such results and methods were concurrently published in the Journal of the American College of Cardiology. Included in such results were that Vascepa reduced total events, first and subsequent events, by 30% compared to placebo, reflecting that for every 1000 patients treated for 5 years with Vascepa versus placebo approximately 159 MACE could be prevented with Vascepa. On March 28, 2019 the American Diabetes Association, or ADA, issued important updates to the Standard of Medical Care in Diabetes for 2019, including a recommendation for the use of icosapent ethyl in treating at-risk patients based on the results of the REDUCE-IT cardiovascular outcomes study. On July 24, 2019 the Institute for Clinical and Economic Review, or ICER, released its draft evidence report regarding clinical effectiveness and economic impacts on Vascepa. ICER’s report confirmed the cost effectiveness of Vascepa across all of the non-profit organization’s analyses, based on its quality-adjusted life year (QALY) metrics of <$50,000.

On March 28, 2019, we submitted a supplemental new drug application (sNDA) to the FDA seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The indication we are seeking pertains to use of Vascepa to reduce cardiovascular events in at-risk patients. Based on the final positive results of REDUCE-IT, we plan to continue to develop Vascepa commercially in major markets around the world. On May 29, 2019, the FDA accepted the sNDA for filing and granted Priority Review designation with an assigned Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2019.

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

Commercialization

We commenced the commercial launch of Vascepa, through sales and shipments to our network of U.S.-based wholesalers in the United States in January 2013. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, to begin 2019, we increased the size of our sales team to approximately 440 sales professionals, including approximately 400 sales representatives. Our direct sales force remained at approximately this level through June 30, 2019 and is currently being increased to a planned total of approximately 800 sales professionals. From May 2014 to December 2018, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. co-promoted Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement. During 2018, as a result of not renewing the agreement, we incurred expense for the accrual of co-promotion tail payments, which were calculated as a percentage of the 2018 co-promotion fee. Kowa Pharmaceuticals America, Inc. will receive $17.8 million in co-promotion tail payments, the present value of which of $16.6 million was fully accrued as of December 31, 2018 and will be paid over three years with declining amounts each year. We made $2.4 million in tail payments during the three months ended June 30, 2019. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We expanded certain medical education and market awareness initiatives, following the reporting of positive REDUCE-IT results in 2018. We intend to further expand promotion of Vascepa following label expansion of Vascepa, subject to FDA approval of such expanded label.

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

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2019 was approximately 756,000 compared to 618,000 and 430,000 in the three months ended March 31, 2019 and June 30, 2018, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended June 30, 2019 was approximately 683,000 compared to 553,000 and 394,000 in the three months ended March 31, 2019 and June 30, 2018, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. In each of the three months ended June 30, 2019 and 2018, it appears that Symphony Health and IQVIA may have understated the rate of growth in Vascepa prescription levels.

Companies such as Symphony Health and IQVIA collect and report estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to such companies to determine the actual number of total prescriptions for prescription products like Vascepa during such periods. Their estimates are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. These inaccuracies have historically been most prevalent and pronounced during periods of time of inflections upward or downward in rates of use. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results. Data reported by Symphony Health and IQVIA is rarely identical. As such, the resulting conclusions from such sources should be viewed with caution. Amarin is not responsible for the accuracy of these companies’ information and Amarin does not receive prescription data directly from retail pharmacies.

Amarin sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers in the United States, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. Amarin recognizes revenue from product sales when the distributor obtains control of Amarin’s product, which occurs at a point in time, typically upon delivery to the distributor. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results can be generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow Vascepa revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth will be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of Vascepa, as could changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance.

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

On March 28, 2019, we submitted an sNDA to the FDA seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The indication we are seeking pertains to use of Vascepa to reduce cardiovascular events in at-risk patients. While the current FDA-approved indication for Vascepa is biomarker based (i.e., lowering triglyceride levels), the indication we are seeking based on REDUCE-IT results is outcomes based (i.e., lowering cardiovascular events). On May 29, 2019, the FDA accepted the sNDA for filing and granted Priority Review designation with an assigned PDUFA goal date of September 28, 2019.

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

(Provision for) Benefit from Income Taxes. Provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the three and six months ended June 30, 2019 and 2018 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the three and six months ended June 30, 2019 and 2018 is zero.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies, significant judgments and estimates during the six months ended June 30, 2019.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

Product Revenue, net. We recorded net product revenue of $100.4 million and $52.5 million during the three months ended June 30, 2019 and 2018, respectively, an increase of $47.8 million, or 91%. This increase in revenue was driven primarily by increased volume of Vascepa sold to independent wholesalers and other customers which appears to result from an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 326,000 and 289,000, respectively, over the three months ended June 30, 2018, representing growth of 76% and 73%, respectively.

All of our product revenue in the three months ended June 30, 2019 and 2018 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the quarters ended June 30, 2019 and 2018, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the quarters ended June 30, 2019 and 2018 was up to $110 and $70, respectively per 30-day prescription filled and, up to $330 and $140, respectively per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended June 30, 2019 and 2018 was $0.4 million and $0.1 million, respectively, an increase of $0.3 million, or 302%. Licensing revenue relates to the recognition of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, as well as recognition of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2019.

Cost of Goods Sold. Cost of goods sold during the three months ended June 30, 2019 and 2018 was $22.8 million and $12.8 million, respectively, an increase of $9.9 million, or 77%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2019 and 2018 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2019 to be similar to or modestly lower than 2018. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for each of the three months ended June 30, 2019 and 2018 was 77% and 76%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2019 and 2018 was $73.4 million and $53.9 million, respectively, an increase of $19.5 million, or 36%. Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 are summarized in the table below:

	Three months ended June 30,
In thousands	2019	2018
Selling, general and administrative expense (1)	$66,564	$40,594
Co-promotion fees (2)	—	10,284
Non-cash stock-based compensation expense (3)	6,842	3,066
Total selling, general and administrative expense	$73,406	$53,944

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the three months ended June 30, 2019 and 2018 was $66.6 million and $40.6 million, respectively, an increase of $26.0 million, or 64%. This increase is due primarily to increased commercial and other promotional spend for expansion following successful REDUCE-IT results (announced on September 24, 2018), as well as costs for sales force expansion. This increase is partially offset by a payment of $2.0 million made in connection with the settlement agreement reached with Teva Pharmaceuticals USA, Inc. in May 2018.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended June 30, 2019 and 2018 were nil  and $10.3 million, respectively, a decrease of $10.3 million, or 100%. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion agreement to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement.

(3)

Non-cash stock-based compensation expense for the three months ended June 30, 2019 and 2018 was $6.8 million and $3.1 million, respectively, an increase of $3.8 million, or 123%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions. The increase is due primarily to the determination that certain performance awards are probable to be achieved following positive REDUCE-IT results in September 2018, as well as an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards resulting from the increase in the price of our stock.

Research and Development Expense. Research and development expense for the three months ended June 30, 2019 and 2018 was $7.1 million and $18.2 million, respectively, a decrease of $11.0 million, or 61%. Research and development expenses for the three months ended June 30, 2019 and 2018 are summarized in the table below:

	Three months ended June 30,
In thousands	2019	2018
REDUCE-IT study (1)	$2,055	$11,499
Regulatory filing fees and expenses (2)	227	225
Internal staffing, overhead and other (3)	3,807	5,883
Research and development expense, excluding non-cash expense	6,089	17,607
Non-cash stock-based compensation expense (4)	1,041	552
Total research and development expense	$7,130	$18,159

The decrease in research and development expenses for the quarter ended June 30, 2019, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. We managed the study through a contract research organization (CRO) through which all costs for the conduct of this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. The decrease in three months ended June 30, 2019 and 2018 expenses is primarily driven by a decline in REDUCE-IT related costs after the successful REDUCE-IT results. Following the completion of the REDUCE-IT trial, costs consisted primarily of the clinical study’s wrap-up activities, regulatory support and publications.

(2)

The regulatory filing fees in each of the quarters ended June 30, 2019 and 2018 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. In addition, the three months ended June 30, 2018, included a non-refundable, non-creditable upfront payment of approximately $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Interest (Income) Expense, net. Net interest (income) expense for the three months ended June 30, 2019 and 2018 was income of $0.8 million and expense of $1.8 million, respectively, a decrease of $2.6 million, or 145%. Net interest (income) expense for the three months ended June 30, 2019 and 2018 is summarized in the table below:

	Three months ended June 30,
In thousands	2019	2018
Exchangeable senior notes (1):
Amortization of debt discounts	$—	$55
Contractual coupon interest	—	263
Total exchangeable senior notes interest expense	—	318
Long-term debt from royalty-bearing instrument (2):
Cash interest	1,156	1,456
Non-cash interest	431	511
Total long-term debt from royalty-bearing instrument interest expense	1,587	1,967
Other interest expense	155	—
Total interest expense	1,742	2,285
Interest income (3)	(2,531)	(512)
Total interest (income) expense, net	$(789)	$1,773
(1)

Cash and non-cash interest expense related to the exchangeable senior notes, which were fully exchanged and retired for equity in November 2018, for the three months ended June 30, 2019 and 2018 was nil and $0.3 million, respectively.

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended June 30, 2019 and 2018 was $1.6 million and $2.0 million, respectively. These amounts reflect the fact that our Vascepa net revenue levels have not been, and during these years were not assumed to, be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended June 30, 2019 and 2018 was $2.5 million and $0.5 million, respectively. Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for each of the three months ended June 30, 2019 and 2018 was $0.1 million. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

Product Revenue, net. We recorded net product revenue of $173.1 million and $96.3 million during the six months ended June 30, 2019 and 2018, respectively, an increase of $76.8 million, or 80%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 553,000 and 486,000, respectively, over the six months ended June 30, 2018, representing growth of 67% and 65%, respectively.

All of our product revenue in the six months ended June 30, 2019 and 2018 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the six months ended June 30, 2019 and 2018, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the six months ended June 30, 2019 and 2018 was up to $110 and $70, respectively per 30-day prescription filled and, up to $330 and $140, respectively per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the six months ended June 30, 2019 and 2018 was $1.0 million and $0.2 million, respectively, an increase of $0.7 million, or 292%. Licensing revenue relates to the recognition of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, as well as recognition of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2019.

Cost of Goods Sold. Cost of goods sold during the six months ended June 30, 2019 and 2018 was $39.9 million and $23.5 million, respectively, an increase of $16.4 million, or 70%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2019 and 2018 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2019 to be similar to 2018. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the six months ended June 30, 2019 and 2018 was 77% and 76%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2019 and 2018 was $145.0 million and $97.4 million, respectively, an increase of $47.7 million, or 49%. Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 are summarized in the table below:

	Six months ended June 30,
In thousands	2019	2018
Selling, general and administrative expense (1)	$132,591	$71,727
Co-promotion fees (2)	—	19,355
Non-cash stock-based compensation expense (3)	12,448	6,268
Total selling, general and administrative expense	$145,039	$97,350

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the six months ended June 30, 2019 and 2018 was $132.6 million and $71.7 million, respectively, an increase of $60.9 million, or 85%. This increase is due primarily to increased commercial and other promotional spend for expansion following successful REDUCE-IT results (announced on September 24, 2018), as well as costs for sales force expansion. Partially offsetting this increase is a payment of $2.0 million made in connection with the settlement agreement reached with Teva Pharmaceuticals USA, Inc. in May 2018.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the six months ended June 30, 2019 and 2018 were  nil and $19.4 million, respectively, a decrease of $19.4 million, or 100%. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion agreement to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement.

(3)

Non-cash stock-based compensation expense for the six months ended June 30, 2019 and 2018 was $12.4 million and $6.3 million, respectively, an increase of $6.2 million, or 99%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions. The increase is due primarily to the determination that certain performance awards are probable to be achieved following positive REDUCE-IT results in September 2018, as well as an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards resulting from the increase in the price of our stock.

Research and Development Expense. Research and development expense for the six months ended June 30, 2019 and 2018 was $14.4 million and $29.9 million, respectively, a decrease of $15.5 million, or 52%. Research and development expenses for the six months ended June 30, 2019 and 2018 are summarized in the table below:

	Six months ended June 30,
In thousands	2019	2018
REDUCE-IT study (1)	$3,707	$20,236
Regulatory filing fees and expenses (2)	663	468
Internal staffing, overhead and other (3)	7,684	8,104
Research and development expense, excluding non-cash expense	12,054	28,808
Non-cash stock-based compensation expense (4)	2,318	1,113
Total research and development expense	$14,372	$29,921

The decrease in research and development expenses for the six months ended June 30, 2019, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. We managed the study through a contract research organization (CRO) through which all costs for the conduct of this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. The decrease in the six months ended June 30, 2019 and 2018 expenses is primarily driven by a decline in REDUCE-IT related costs after the successful REDUCE-IT results. Following the completion of the REDUCE-IT trial, costs consisted primarily of the clinical study’s wrap-up activities, regulatory support and publications.

(2)

The regulatory filing fees in each of the six months ended June 30, 2019 and 2018 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. In addition, during the six months ended June 30, 2018, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd., which was partially offset by an increase in costs in 2019 compared to 2018 in support of publishing results of the REDUCE-IT study and preparing for sNDA submission based on the results of the study, which occurred in March 2019.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Interest (Income) Expense, net. Net interest (income) expense for the six months ended June 30, 2019 and 2018 was $0.9 million and $4.0 million, respectively, a decrease of $3.1 million, or 77%. Net interest (income) expense for the six months ended June 30, 2019 and 2018 is summarized in the table below:

	Six months ended June 30,
In thousands	2019	2018
Exchangeable senior notes (1):
Amortization of debt discounts	$—	$110
Contractual coupon interest	—	525
Total exchangeable senior notes interest expense	—	635
Long-term debt from royalty-bearing instrument (2):
Cash interest	2,368	2,955
Non-cash interest	877	1,029
Total long-term debt from royalty-bearing instrument interest expense	3,245	3,984
Other interest expense	329	—
Total interest expense	3,574	4,619
Interest income (3)	(2,666)	(594)
Total interest (income) expense, net	$908	$4,025

(1)

Cash and non-cash interest expense related to the exchangeable senior notes, which were fully exchanged and retired for equity in November 2018, for the exchangeable senior notes for the six months ended June 30, 2019 and 2018 was nil and $0.6 million, respectively.

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the six months ended June 30, 2019 and 2018 was $3.2 million and $4.0 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the six months ended June 30, 2019 and 2018 was $2.7 million and $0.6 million, respectively. Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for each of the six months ended June 30, 2019 and 2018 was $0.1 million. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2019 include cash and cash equivalents and restricted cash of $223.3 million. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2019	2018
Cash (used in) provided by:
Operating activities	$(22.2)	$(34.2)
Investing activities	(0.8)	—
Financing activities	(4.5)	62.9
(Decrease) increase in cash and cash equivalents and restricted cash	$(27.5)	$28.6

Net cash used in operating activities during the six months ended June 30, 2019 compared to the same period in 2018 decreased primarily as a result of higher collections due to an increase in product sales and a decrease in R&D activities associated with the REDUCE-IT study, partially offset by commercial and promotional activities following the successful REDUCE-IT study results, including costs associated with expanding the sales force.

Net cash used in investing activities during the six months ended June 30, 2019 is due to payments on the purchase of equipment associated with the Company’s new office space in Bridgewater, NJ.

Net cash used in financing activities during the six months ended June 30, 2019 is primarily due to payments on the long-term debt from royalty-bearing instrument, offset by proceeds from the exercise of stock options, net of transaction costs. Net cash provided by financing activities in the same period in 2018 was primarily a result of a common stock issuance. In February 2018, we completed a public offering of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting customary commissions and offering expenses.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of June 30, 2019, the net remaining amount to be repaid to CPPIB is $73.6 million, which will be repaid in quarterly installments calculated as 10% of quarterly Vascepa net revenues. We can prepay the net remaining amount at any time.

As of June 30, 2019, we have no exchangeable notes or term debt outstanding since, in October 2018, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 3.5% exchangeable senior notes due 2047, or the 2017 Notes, to mandatorily exchange the entirety of the $30.0 million in aggregate principal amount outstanding into ADSs. This resulted in elimination of the debt and issuance of 7,716,046 ADSs. The 2017 Notes were issued and sold in January 2017 when we, through our wholly-owned subsidiary Corsicanto II DAC, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain unrelated investors. The net proceeds we received from the January 2017 offering were approximately $28.8 million, after deducting placement agent fees and estimated offering expenses.

As of June 30, 2019, we had cash and cash equivalents and restricted cash of $223.3 million, decrease of $27.5 million from December 31, 2018. The decrease is primarily due to net cash used in operating activities in support of the commercialization and promotion of Vascepa and expansion of the sales force following the successful results of REDUCE-IT. As of June 30, 2019, we had accounts receivable, net, of $95.4 million and inventory of $46.3 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of June 30, 2019. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and expanded Vascepa promotional activities resulting from positive REDUCE-IT results both before and after label change for Vascepa based on REDUCE-IT results both before and after REDUCE-IT results, which label change is subject to FDA review and approval of our sNDA. Because levels of Vascepa revenues are difficult to predict, as is the timing of label expansion, we intend to purchase API during 2019 at a rate which, based on current levels of revenue growth, is higher than is required for 2019. We estimate the incremental cost of this anticipated inventory build to be between $50 million and $75 million in 2019. We believe that there is limited financial risk of over-purchasing Vascepa inventory as the product has demonstrated stability supporting approved commercial expiry dating through four years.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties, operating leases related to real estate used as office space and long-term debt and related interest. As a result of entering into a new operating lease during the six months ended June 30, 2019 as described in Note 11 – Leases, we have provided updated operating lease obligations information. The following table summarizes our contractual obligations associated with our operating leases as of June 30, 2019.

	Payments Due By Period
In millions	Total	Remainder of 2019	2020 to 2021	2022 to 2023	After 2023
Contractual obligations:
Operating lease obligations (1)	$18.4	$0.2	$1.9	$3.6	$12.8

(1)	Represents operating lease costs, primarily consisting of leases for facilities in Bridgewater, NJ, Dublin, Ireland and Bedminster, NJ.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2019 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 includes a discussion of our current legal proceedings. There have been no material changes to the matters described in those disclosures during the three months ended June 30, 2019, other than as set forth below.

On February 22, 2019, a purported investor in our publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, our chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). On March 12, 2019, another purported investor filed a substantially similar lawsuit captioned Richard Borghesi v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 3:19-cv-08423 (D.N.J. March 12, 2019). On May 14, 2019 the court consolidated the cases under the caption In re Amarin Corporation PLC Securities Litigation, No. 3:19-cv-06601 and appointed two other purported shareholders, Dan Kotecki and the Gaetano Cecchini Living Trust, as Co-Lead Plaintiffs.

Co-Lead Plaintiffs filed a consolidated amended complaint (“Amended Complaint”) on July 22, 2019 that adds as defendants our current chief medical officer and our former chief executive officer, who is a current director. The Amended Complaint alleges that from September 24, 2018 to November 9, 2018 we misled investors by releasing topline results for the REDUCE-IT study without disclosing data on biomarker increases in the placebo group as compared with baseline measurement. The Amended Complaint alleges that these data suggest that the mineral oil placebo used in the REDUCE-IT study may have interfered with statin absorption in the placebo group, which they allege may have increased adverse outcomes in the placebo group. The Amended Complaint further allege that these purported misrepresentations and omissions inflated our share price. Based on these allegations, the suit asserts claims under the Securities Exchange Act of 1934 and seeks unspecified monetary damages and attorneys’ fees and costs.

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

In August 2015, based on a federal court order, we began communicating promotional information beyond the MARINE indication to healthcare professionals in the United States for the treatment of patients with high (TG >200 mg/dL and <500 mg/dL) triglyceride levels who are also on statin therapy for elevated low-density lipoprotein cholesterol, or LDL-C, levels, based on results from the ANCHOR study of Vascepa. Many patients with high triglycerides also have other lipid level abnormalities such as high cholesterol and are on statin therapy. FDA did not approve Vascepa for use in this population due to the uncertain effect of pharmaceutically-induced triglyceride reduction in this patient population on cardiovascular risk reduction, the ultimate targeted clinical benefit. Our promotional efforts disclose this fact and what we view as truthful and non-misleading information on the current state of research on both triglyceride reduction and the active pharmaceutical ingredient, or API, in Vascepa, EPA, as each relate to the potential of Vascepa to reduce cardiovascular risk.

In September 2018, we announced topline results from the REDUCE-IT™ (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular (CV) outcomes study of Vascepa. In November 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of Vascepa on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in major adverse cardiovascular events (MACE) in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. Vascepa was well tolerated in REDUCE-IT with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labeling. The proportions of patients experiencing adverse events and serious adverse events in REDUCE-IT were similar between the active and placebo treatment groups. Based on the final positive results of REDUCE-IT, we are seeking additional indicated uses for Vascepa in the United States and to continue to develop Vascepa commercially in major markets around the world.

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

In September 2018, we announced topline results from the REDUCE-IT trial showing that the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. More detailed presentation of REDUCE-IT results was first made at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. Additional data assessment and data release will yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial data typically takes several months and can take years to complete and publish. When new data are assessed and released it could exceed, match or may not meet investor expectations. For example, in March 2019, the American Diabetes Association issued updates to the Standards of Medical Care in Diabetes for 2019, including updates related to the results of the REDUCE-IT study. This type of updates and any future presentation and additional data may exceed, match or may not meet investors’ expectations.

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

If additional data released from time to time does not meet expectations, the perception of REDUCE-IT results and the perceived value of Vascepa may suffer. If this occurs, our business could suffer and our stock price could significantly decline.

*Ongoing clinical trials involving Vascepa and similar moderate-to-high doses of eicosapentaenoic acid or icosapent ethyl could influence public perception of Vascepa’s clinical profile and the commercial and regulatory prospects of Vascepa.

Ongoing trials of moderate-to-high doses of Vascepa and icosapent ethyl or the similar, eicosapentaenoic acid, could provide further information on the effects of Vascepa and its commercial prospects. The Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069), is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams/day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than Vascepa on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of event will also be examined. Results from this study are expected in the second half of 2021, but could be announced sooner. In addition, the Effect of Vascepa on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy (EVAPORATE; ClinicalTrials.gov number, NCT02926027), is examining changes in patients’ coronary plaque over 9 to 18 months. The goal of this study is to evaluate whether treatment with Vascepa (4 grams/day) results in a greater change from baseline in low attenuation plaque than placebo in subjects with elevated triglycerides (200-499 mg/dL). Entry criteria for EVAPORATE include elevated triglycerides (fasting value between 200-499 mg/dl) at qualifying or baseline visit; LDL-C >40 mg/dL and LDL-C ≤115 mg/dL on appropriate statin therapy; stable diet and exercise, as defined as the same pattern for the previous 4 weeks; and stable treatment with a statin with or without ezetimibe for at least 4 weeks. If the outcomes of these studies do not meet expectations, the perception of REDUCE-IT results and the perceived value of Vascepa and its regulatory status may suffer. If this occurs our business could suffer and our stock price could significantly decline.

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

In addition, the median change in LDL cholesterol level from baseline was 6.6% (5.0 mg/dL; p < 0.001) on a placebo-corrected basis reflecting an increase of 3.1% (+2.0 mg/dL) in the Vascepa group and an increase of 10.2% (+7.0 mg/dL) in the placebo group. Increases in the placebo group relative to the Vascepa group were also observed in other parameters classically measured in such studies but with uncertain relevance to cardiovascular outcomes. An upward drift in LDL cholesterol and such other parameters has been commonly, although not always, observed in statin-stabilized patients across numerous studies within varying patient populations, and many have estimated LDL cholesterol increases of at least 6% and ranging up to more than 30%. Factors cited as potentially contributing to this circumstance include decreased drug and lifestyle regimen compliance, physiological compensation for drug-induced lipid changes, regression to the mean, intraindividual variability, lab variability, genetics, metabolic state, disease state, age, and season. If light liquid paraffin oil, or mineral oil, used as the placebo in REDUCE-IT adversely affected statin absorption or other parameters in some patients as is asserted by certain critics of the study, this could be theorized to have contributed to differences in outcomes between the groups and leave open the possibility that the placebo used in the trial was not biologically inert. These and other observations, whether scientifically reliable or not, may negatively impact how these trial results are interpreted by regulators, the medical community and third-party payors. This is the case notwithstanding that a post hoc analysis of REDUCE-IT data published in The New England Journal of Medicine showed no material differences in the primary and key secondary endpoint event rates for placebo patients with an increase in LDL-C at one year versus those with no change or a decrease, and also suggested a similar relative risk reduction regardless of whether there was an increase in LDL cholesterol level among the patients in the placebo group. Data generated by Amarin after, but supporting, this analysis reflect that patient-by-patient differences in LDL cholesterol levels from baseline to Year 1 included some patients with increases, some patients with decreases and others with no change in both the Vascepa arm and the placebo arm of the REDUCE-IT study. If mineral oil affected statin absorption significantly, it is reasonable to expect that such effect might be evident in all patients on placebo (i.e., if mineral oil had a definitive effect one would expect LDL cholesterol increases would be consistently observed among patients in the placebo arm) rather than the observed mixed results that include many patients with LDL cholesterol decreases or lack of change in LDL cholesterol. Moreover, as the authors of the primary results publication on REDUCE-IT in The New England Journal of Medicine noted, the relatively small differences in LDL cholesterol levels between the groups would not be likely to explain the 25% lower MACE risk observed with Vascepa and JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa, that, while a different study than REDUCE-IT in various respects, previously demonstrated a 19% risk reduction without a mineral oil placebo.

Consistent with our SPA for REDUCE-IT agreed to with the FDA, the trial subjects in the placebo arm of REDUCE-IT were given light liquid paraffin oil, or mineral oil, to mimic the color and consistency of Vascepa. We also used mineral oil in the placebo arms of our MARINE and ANCHOR trials. During the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, led to further discussion about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. The FDA, early in the course of the REDUCE-IT trial, directed the independent data monitoring committee, or DMC, for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting, the DMC recommended to continue the REDUCE-IT study as planned. Each of these DMC recommendations has been shared with FDA. In addition, following discussions on this topic in October 2013 in connection with the FDA’s review of our supplemental new drug application for our ANCHOR study, the FDA did not seek to require that we include any qualification related to the use of mineral oil as a placebo in REDUCE-IT at the time of our March 2016 amendment to the REDUCE-IT SPA. As noted, importantly and consistently, JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa previously, and a different study than REDUCE-IT in various respects, demonstrated a 19% risk reduction without a mineral oil placebo.

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

*Our current and planned commercialization efforts in the United States may not be successful in increasing sales of Vascepa.

Prior to REDUCE-IT topline results announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. In early 2019, we increased the size of our sales force to approximately 440 sales professionals, including approximately 400 sales representatives, based on positive REDUCE-IT results and are currently further increasing the size to a planned total of approximately 800 sales professionals as we expand our promotion of Vascepa. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians. We intend to further expand the promotion of Vascepa following our assumed label expansion for Vascepa subject to FDA review and approval of our sNDA.

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

In addition to the sales force expansion in the United States, Amarin plans to work with its international partners to support regulatory efforts outside the United States based on REDUCE-IT results. We will again need to overcome challenges associated with rapidly hiring and training personnel and managing larger teams of people.

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

In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched but could launch at any time. Each of these competitors, other than potentially Trygg, has greater resources than we do, including financial, product development, marketing, personnel and other resources.

AstraZeneca is currently conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily, for approximately 3-5 years as determined when the number of major adverse cardiovascular event outcomes is reached. The STRENGTH study is estimated to be completed in the second half of 2020, but it could be stopped earlier if, for example, it generates an overwhelming efficacy result. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a phase III cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

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

In a meta-analysis, presented in 2018 by the Cochran Foundation and separately as published in JAMA, additional omega-3 studies were evaluated. Similar to the VITAL and ASCEND studies, most of the studies in these omega-3 meta-analyses were of omega-3 mixtures, including DHA, and most were studies of relatively low doses of omega-3 as is associated with dietary supplementation and/or they studied relatively low risk patient populations. The exception was the JELIS study, conducted in Japan, of highly pure EPA which demonstrated a positive outcome benefit. The negative results from such omega-3 mixture studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite REDUCE-IT positive results and the highly pure and stable EPA active ingredient in Vascepa and its higher dose regimen.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. Acasti initiated a Phase 3 clinical program (TRILOGY 1 & 2) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides in the first quarter of 2018. Acasti expects topline results of TRILOGY 1 in December 2019 and of TRILOGY 2 in January 2020 with NDA submission to FDA expected mid-2020. We believe Micelle BioPharma Inc., or Micelle, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Micelle, after acquiring SC401 from Sancilio & Company, or Sancilio, is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Micelle (Sancilio) completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa in patients under conditions inconsistent with the FDA-approved label for Vascepa and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001, and in June 2019, Matinas announced that it expects to initiate a Phase III hypertriglyceridemia trial with its MAT9001 by the end of 2019.

In June 2018, Gemphire Therapeutics announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. Gemcabene expects to submit a request to the FDA to lift the clinical hold in the fourth quarter of 2019. In June 2019, Gemphire announced top-line clinical results from a Phase II trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase III studies for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned. Zydus Cadila has a Phase 2 development program for its lead molecule, Saroglitazar, in various indications, including severe hypertriglyceridemia in the United States. In August 2018, the company announced that it had suspended the Phase 2 trial in the severe hypertriglyceridemia indication due to study enrollment issues, while it continues development activities in other indications. The product is approved in India under the name Lipaglyn® for the treatment of hypertriglyceridemia and diabetic dyslipidemia.

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

*Generic company competitors are seeking FDA approval of generic versions of Vascepa. We are now engaged in related patent litigation based on our MARINE-based indication, expect additional patent litigation assuming FDA approval of a REDUCE-IT-based indication, and could face other challenges to our exclusivity.

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

In July 2018, as anticipated, we received a paragraph IV certification notice from DRL contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in August 2018, we filed a patent infringement lawsuit against DRL in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and Amarin have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case.

Assuming FDA approval of a new indication based on the REDUCE-IT clinical trial, we expect to face similar patent litigation related to our patents covering proposed indications made possible by such study.

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

As a result of the statutory stays associated with the filing of these lawsuits under the Hatch-Waxman Amendments, we believe the FDA cannot grant final approval to West-Ward, DRL, or Teva’s respective ANDAs for the 1-gram strength of Vascepa before January 26, 2020, unless there is an earlier court decision holding that the subject patents are not infringed and/or are invalid. However, based on court proceedings, we don’t expect an at-risk launch from either generic filer before the court issues a decision on the merits in this case, which is expected by the end of March 2020.

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

*Vascepa’s five-year, NCE and related exclusivity benefits could be challenged by companies seeking to introduce generic versions of Vascepa.

The timelines and conditions under the ANDA process that permit the start of patent litigation and allow the FDA to approve generic versions of brand name drugs like Vascepa differ based on whether a drug receives three-year, or five-year, NCE marketing exclusivity. In May 2016, after significant litigation, FDA determined that Vascepa is eligible for NCE marketing exclusivity. Accordingly, we believe a related 30-month stay is currently in place with respect to our 1-gram dose strength of Vascepa that is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval of Vascepa, unless related patent litigation is resolved against us sooner. However, based on court proceedings, we don’t expect an at-risk launch from either generic filer before the court issues a decision on the merits in this case, which is expected by the end of March 2020.

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

On May 31, 2016, in a reversal that FDA and we view as consistent with the court’s May 28, 2015 summary judgment motion, FDA determined that Vascepa is eligible for five-year, NCE marketing exclusivity. We believe this determination provides Vascepa with the benefits of NCE exclusivity afforded by statute. NCE exclusivity for Vascepa ran from its date of FDA approval on July 26, 2012 and extended until July 26, 2017. We believe the statutory NCE-related 30-month stay triggered by the 1-gram dose patent litigation following generic application submissions permitted on July 26, 2016 is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval, unless such patent litigation is resolved against us sooner. However, based on court proceedings, we don’t expect an at-risk launch from either generic filer before the court issues a decision on the merits in this case, which is expected by the end of March 2020.

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

For example, on October 29, 2018, Amarin filed two lawsuits in U.S. federal court, each against a different dietary supplement company for unlawfully using the results from the REDUCE-IT cardiovascular outcomes study to falsely and deceptively claim that their omega-3 dietary supplement products are effective in reducing cardiovascular risk. The defendants in the cases were Omax Health, Inc. and The Coromega Company, Inc. In April 2019, Omax and Coromega settled these litigations under terms by which Omax and Coromega agreed to substantially all the demands in Amarin’s complaints. Under the settlements, Coromega and Omax agreed to publicly correct their prior statements that wrongly suggested the REDUCE-IT cardiovascular outcomes trial supports the safety and efficacy of omega-3 dietary supplements. Each dietary supplement company also acknowledged that as a general matter under federal law dietary supplements may be lawfully marketed to supplement the diet, but they cannot be lawfully marketed to treat, mitigate, or prevent disease, such as cardiovascular disease.

Similarly, on August 30, 2017, Amarin filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. In October 2017, the ITC determined to not institute our requested investigation. We appealed this determination to the U.S. Federal Circuit, but that court upheld ITC’s determination. On July 30, 2019, we filed with the U.S. Supreme Court seeking to appeal the Federal Circuit decision. We have also engaged with FDA on the topic of synthetically produced omega-3 products through the citizen’s petition process and otherwise.

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

* If FDA decides to hold an advisory committee (AdCom) meeting in connection with our sNDA for the REDUCE-IT indication, data interpretations or other information from FDA or the committee could be made public that are negative or may delay approval or limit Vascepa’s marketability.

The FDA is not required to inform sponsor companies that it does not intend to hold an AdCom. As of the date of this filing, the FDA has not informed Amarin whether it plans to hold an AdCom meeting to discuss our sNDA seeking an expanded indication for Vascepa in the United States based on the results of the REDUCE-IT study, nor has the FDA informed us of the subject matter intended to be the focus of a potential AdCom meeting if one were to be scheduled. While such notification now would be considered by some to be relatively late notice, it remains possible that the FDA will elect to organize such a meeting in conjunction with its review of the expanded label for Vascepa. In the event that the FDA informs us that it plans to hold an AdCom meeting in connection with our sNDA, the FDA will publish on its website shortly before the AdCom meeting a briefing book that includes questions for committee consideration and the agency’s evaluation of data and issues relevant to FDA’s review of the sNDA. The briefing book may identify concerns the agency has with our sNDA that differ from public expectations. Even if the AdCom ultimately disagrees with agency concerns, the publication of concerns from FDA and the degree to which the public views agency concerns as material to, for example, the prospects and scope of approval of the sNDA, may negatively affect us. The FDA is not bound by the recommendations of an advisory committee, which is typically composed of clinicians, statisticians and other experts, but it generally follows such recommendations. In addition, the AdCom may recommend against approval of our application or may recommend that the FDA require, as a condition of approval or as a post-approval commitment, additional preclinical studies or clinical trials. This may delay and increase the cost of the review and approval process. Although not typically the case, the FDA can also, at its option, delay the target date for completion of our sNDA to allow for additional time for an advisory committee meeting or to, for example, provide more time to assess new or existing information in connection with the sNDA review. Any delay in obtaining, or an inability to obtain, expanded marketing approval could prevent us from commercializing Vascepa in the REDUCE-IT indication, generating revenue at current or increasing rates of growth, and achieving profitability, any of which could materially harm our business and cause our stock price to decline.

Our special protocol assessment, or SPA, agreement for ANCHOR was rescinded and our SPA agreement for REDUCE-IT is not a guarantee of FDA approval of Vascepa for proposed REDUCE-IT indications.

The REDUCE-IT trial was conducted under a SPA agreement with the FDA which means that the FDA agreed, based on the information we submitted to the agency, that the design and planned analysis of the trial was adequate to support use of the conducted study as the primary basis for approval with respect to effectiveness.

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

A SPA agreement is not a guarantee of approval. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. The FDA reserves the right of final determinations for approval based on its review of the entire data presented in a marketing application. The FDA previously rescinded our SPA agreement with the FDA for our ANCHOR trial because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. There can be no assurance that the FDA or the applicable regulatory authorities in other jurisdictions will not reach a similar conclusion with respect to the results of the REDUCE-IT trial or will not require additional studies by us of Vascepa in additional patient populations.

* We cannot predict whether the FDA will approve our sNDA for Vascepa.

In March 2019, we submitted a supplemental new drug application, or sNDA, to the FDA seeking revised labeling for Vascepa based on results of the REDUCE-IT study and, upon such expanded labeling, subject to FDA approval of such label, to further expand its promotion of Vascepa in the United States. In May 2019, the FDA granted Priority Review for the sNDA and assigned a Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2019. However, there can be no assurance as to the actual timetable for FDA action or whether the sNDA will be approved by the FDA. Additionally, even if the sNDA is approved, such approval could require various actions by us including modification of the existing Vascepa label or the adoption of FDA-mandated risk evaluation and mitigation strategies. Any adverse developments or results or perceived adverse developments or results with respect to our sNDA will significantly harm our business and could cause the market price of our securities to decline.

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

*Legislative or regulatory reform of the healthcare system in the United States and foreign jurisdictions may affect our ability to profitably sell Vascepa.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. That Trump administration proposal subsequently faced a set-back in federal court. The Trump administration is currently assessing additional proposals that are designed to affect drug pricing, such as tying U.S. drug prices to prices outside the United States. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the State of California enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations.

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

Even if we obtain positive results from early stage preclinical studies or clinical trials, we may not achieve the same success in future trials. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, the efficacy results of our Vascepa Phase 3 clinical trials for the treatment of Huntington’s disease were negative. As a result, we stopped development of that product candidate, revised our clinical strategy and shifted our focus to develop Vascepa for use in the treatment of cardiovascular disease. Questions can also arise on the quality of study data or its reliability. For example, during the public advisory committee meeting held by FDA as part of its review of our ANCHOR sNDA, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including triglycerides, in the placebo group, raised questions about the possibility that the mineral oil placebo used in the ANCHOR trial (and in the REDUCE-IT trial) might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of Vascepa when measured against placebo in the ANCHOR trial. Ultimately, no strong evidence for biological activity of mineral oil was identified by the FDA before its approval of Vascepa after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil. It was ultimately concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of Vascepa and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the FDA approved Vascepa for use in the MARINE indication in July 2012, FDA did not dispute the veracity of the ANCHOR trial data and, in connection with the March 2016 agreement we reached with the FDA allowing us to promote the results of the ANCHOR study, the FDA did not seek to require that we include any qualification related to this earlier question regarding the mineral oil placebo. The FDA, early on in the course of the REDUCE-IT trial, directed the DMC for REDUCE-IT to periodically review unblinded lipid data to monitor for signals that the placebo might not be inert. After each such quarterly unblinded safety analysis and review meeting, the DMC recommended to continue the REDUCE-IT study as planned. Each of these DMC recommendations has been shared with FDA. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory review or the public perception of our products and our future prospects including REDUCE-IT results.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Prior to the REDUCE-IT topline results announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. We have increased the size of our sales force to approximately 440 sales professionals, including approximately 400 sales representatives, in the United States and are currently increasing to a planned total of approximately 800 sales professionals as we expand our promotion of Vascepa. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians.

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

Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risks that limit our profitability and could limit our ability to supply Vascepa to large market segments.

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and other state or local laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and/or require identification or licensing of sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, the approval and commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 82 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 82 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	43 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	13 U.S. patents covering or related to the use of Vascepa in the REDUCE-IT population with terms expiring in 2033 or later;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	3 additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	2 additional patents related to the use of Vascepa to treat obesity with a term that expires in 2034;
•	2 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	5 additional patents covering a new combination therapy comprised of EPA and another drug.

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

In January 2019, we issued financial and business guidance, including expected fiscal year 2019 total net revenue and expectations regarding inventory build, 2019 operating expenses and timing of an sNDA seeking Vascepa label expansion. In July 2019, we issued updates to our financial outlook for fiscal year 2019. All such guidance and updates are based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If, for any reason, we are unable to realize our currently projected 2019 revenue, we may not realize our publicly announced financial guidance. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business change, our stock price could decline in value.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Any such incident could cause interruptions in our operations or a material disruption of our programs. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or products candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and our research and development program could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. For instance, in June 2019, a report published by security researchers claimed that a database, which we are informed did not include social security numbers or credit card information, belonging to one of our vendors containing information about individuals who use or have expressed interest in Vascepa was accessible to unauthorized users. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks and to repair reputational costs. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. We may incur significant costs or divert significant internal resources as a result of any regulatory actions or private litigation. Any of the foregoing consequences may adversely affect our business and financial condition.

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

We are subject to the potential risk of product liability claims relating to the manufacturing and marketing of Vascepa. Any person who is injured as a result of using Vascepa may have a product liability claim against us without having to prove that we were at fault.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 24%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30, 2019, and represented 38%, 32%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2019. Customers A, B, and C accounted for 27%, 31%, and 31%, respectively, of gross product sales for the six months ended June 30, 2018, and represented 33%, 37%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2018. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2018, 2017, and 2016, we reported losses of approximately $116.4 million, $67.9 million, and $86.4 million, respectively, and we had an accumulated deficit as of December 31, 2018 of $1.4 billion. For the six months ended June 30, 2019 and 2018, we reported losses of approximately $26.3 million and $58.3 million, respectively, and we had an accumulated deficit as of June 30, 2019 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $221.8 million as of June 30, 2019 will be sufficient to fund our projected operations for at least twelve months and through the assigned PDUFA goal date of our sNDA by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

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

As of July 29, 2019, we had 357,214,478 common shares outstanding including 357,009,987 shares held as ADSs and 204,491 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2019 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 – 30, 2019	—	$—
May 1 – 31, 2019	12,805	18.70
June 1 – 30, 2019	41,252	19.39
Total	54,057	$19.23

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1	Sixth Amendment to Lease Agreement, dated April 1, 2019, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC

10.2	Online Office Agreement dated as of April 12, 2019 by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited

10.3	Office Service Agreement dated as of April 12, 2019 by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.

10.4	Online Office Agreement dated as of July 3, 2019 by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: July 31, 2019