Form 10-Q
period 2019-09-30
AMARIN CORP PLC\UK
filed 2019-11-05
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

358,906,887 common shares were outstanding as of November 1, 2019, including 358,703,359 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 203,528 Ordinary Shares. In addition, 28,931,746 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of November 1, 2019, for a total of 387,838,633 ordinary shares and ordinary share equivalents outstanding as of November 1, 2019.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$673,207	$249,227
Restricted cash	3,904	1,500
Accounts receivable, net	103,583	66,523
Inventory	54,557	57,802
Prepaid and other current assets	12,859	2,945
Total current assets	848,110	377,997
Property, plant and equipment, net	2,124	63
Operating lease right-of-use asset	8,633	—
Other long-term assets	1,074	174
Intangible asset, net	6,996	7,480
TOTAL ASSETS	$866,937	$385,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,042	$37,632
Accrued expenses and other current liabilities	134,542	84,171
Current portion of long-term debt from royalty-bearing instrument	51,166	34,240
Deferred revenue, current	1,962	1,220
Total current liabilities	229,712	157,263
Long-Term Liabilities:
Long-term debt from royalty-bearing instrument	8,878	46,108
Deferred revenue, long-term	17,617	19,490
Long-term operating lease liability	9,432	—
Other long-term liabilities	5,402	10,523
Total liabilities	271,041	233,384
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 289,317,460 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	21,850	21,850
Common stock, £0.50 par, unlimited authorized; 361,368,945 issued, 357,527,330 outstanding as of September 30, 2019; 329,110,863 issued, 325,850,013 outstanding as of December 31, 2018	266,878	246,663
Additional paid-in capital	1,745,946	1,282,762
Treasury stock; 3,841,615 shares as of September 30, 2019; 3,260,850 shares as of December 31, 2018	(20,533)	(10,413)
Accumulated deficit	(1,418,245)	(1,388,532)
Total stockholders’ equity	595,896	152,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$866,937	$385,714

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Product revenue, net	$112,250	$54,973	$285,347	$151,286
Licensing revenue	158	350	1,131	598
Total revenue, net	112,408	55,323	286,478	151,884
Less: Cost of goods sold	25,444	13,541	65,354	37,035
Gross margin	86,964	41,782	221,124	114,849
Operating expenses:
Selling, general and administrative	82,559	49,960	227,598	147,310
Research and development	8,923	14,072	23,295	43,993
Total operating expenses	91,482	64,032	250,893	191,303
Operating loss	(4,518)	(22,250)	(29,769)	(76,454)
Interest income (expense), net	1,146	(2,163)	238	(6,188)
Other expense, net	(90)	(58)	(182)	(134)
Loss from operations before taxes	(3,462)	(24,471)	(29,713)	(82,776)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	$(3,462)	$(24,471)	$(29,713)	$(82,776)
Loss per share:
Basic	$(0.01)	$(0.08)	$(0.09)	$(0.28)
Diluted	$(0.01)	$(0.08)	$(0.09)	$(0.28)
Weighted average shares:
Basic	350,994	295,595	336,938	291,526
Diluted	350,994	295,595	336,938	291,526

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Exercise of stock options	—	3,838,739	—	—	2,496	12,960	—	—	15,456
Vesting of restricted stock units	—	1,416,124	(526,708)	—	929	(929)	(9,080)	—	(9,080)
Stock-based compensation	—	—	—	—	—	6,596	—	—	6,596
Loss for the period	—	—	—	—	—	—	—	(24,431)	(24,431)
March 31, 2019	289,317,460	334,365,726	(3,787,558)	$21,850	$250,088	$1,301,389	$(19,493)	$(1,412,963)	$140,871
Issuance of common stock under employee stock purchase plan	—	47,358	—	—	30	807	—	—	837
Exercise of stock options	—	619,404	—	—	396	1,492	—	—	1,888
Vesting of restricted stock units	—	116,937	(54,057)	—	74	(74)	(1,040)	—	(1,040)
Stock-based compensation	—	—	—	—	—	8,351	—	—	8,351
Loss for the period	—	—	—	—	—	—	—	(1,820)	(1,820)
June 30, 2019	289,317,460	335,149,425	(3,841,615)	$21,850	$250,588	$1,311,965	$(20,533)	$(1,414,783)	$149,087
Issuance of common stock, net of transaction costs	—	25,555,556	—	—	15,879	424,229	—	—	440,108
Exercise of stock options	—	663,964	—	—	411	1,789	—	—	2,200
Stock-based compensation	—	—	—	—	—	7,963	—	—	7,963
Loss for the period	—	—	—	—	—	—	—	(3,462)	(3,462)
September 30, 2019	289,317,460	361,368,945	(3,841,615)	$21,850	$266,878	$1,745,946	$(20,533)	$(1,418,245)	$595,896

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	20,616,438	—	—	14,635	55,372	—	—	70,007
Exercise of stock options	—	782,553	—	—	541	1,007	—	—	1,548
Vesting of restricted stock units	—	1,838,380	(675,242)	—	1,302	(1,302)	(2,553)	—	(2,553)
Stock-based compensation	—	—	—	—	—	3,754	—	—	3,754
Loss for the period	—	—	—	—	—	—	—	(24,095)	(24,095)
March 31, 2018	328,184,640	295,956,415	(2,372,275)	$24,364	$225,246	$1,036,697	$(6,782)	$(1,296,182)	$(16,657)
Issuance of common stock under employee stock purchase plan	—	127,872	—	—	85	338	—	—	423
Exercise of stock options	—	173,679	—	—	116	162	—	—	278
Vesting of restricted stock units	—	90,937	(41,252)	—	60	(60)	(127)	—	(127)
Stock-based compensation	—	—	—	—	—	3,606	—	—	3,606
Loss for the period	—	—	—	—	—	—	—	(34,210)	(34,210)
June 30, 2018	328,184,640	296,348,903	(2,413,527)	$24,364	$225,507	$1,040,743	$(6,909)	$(1,330,392)	$(46,687)
Conversion of Series A Convertible Preferred Stock, net	(38,867,180)	3,886,718	—	(2,514)	2,514	(39)	—	—	(39)
Exercise of stock options	—	4,483,007	—	—	2,932	11,736	—	—	14,668
Vesting of restricted stock units	—	2,590,688	(806,071)	—	1,693	(1,693)	(2,958)	—	(2,958)
Stock-based compensation	—	—	—	—	—	6,661	—	—	6,661
Loss for the period	—	—	—	—	—	—	—	(24,471)	(24,471)
September 30, 2018	289,317,460	307,309,316	(3,219,598)	$21,850	$232,646	$1,057,408	$(9,867)	$(1,354,863)	$(52,826)

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,713)	$(82,776)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	53	12
Stock-based compensation	22,729	14,032
Amortization of debt discount and debt issuance costs	1,282	1,687
Amortization of intangible asset	484	484
Changes in assets and liabilities:
Accounts receivable, net	(37,060)	(2,330)
Other receivables	—	(25,654)
Inventory	3,245	(13,413)
Prepaid and other current assets	(9,914)	520
Other long-term assets	(900)	—
Accrued interest payable	(145)	(371)
Deferred revenue	(1,131)	1,902
Accounts payable and other current liabilities	54,962	36,005
Other long-term liabilities	(4,322)	7,502
Net cash used in operating activities	(430)	(62,400)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment	(2,114)	(53)
Net cash used in investing activities	(2,114)	(53)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of transaction costs for conversion of preferred stock	—	(39)
Proceeds from issuance of common stock under employee stock purchase plan	—	423
Proceeds from issuance of common stock, net of transaction costs	440,945	70,007
Proceeds from exercise of stock options, net of transaction costs	19,544	16,494
Payment on long-term debt from royalty-bearing instrument	(21,441)	(10,539)
Taxes paid related to stock-based awards	(10,120)	(5,638)
Net cash provided by financing activities	428,928	70,708
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	426,384	8,255
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	250,727	74,237
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	677,111	$82,492
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,577	$16,030
Income taxes	$87	$825
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$8,995	$—

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

The Company also developed Vascepa for FDA approval of potential additional indications for use. In particular, the Company conducted a cardiovascular outcomes study of Vascepa, titled REDUCE-IT® (Reduction of Cardiovascular Events with EPA—Intervention Trial). The REDUCE-IT study, which commenced in 2011 and completed patient enrollment and randomization of 8,179 individual patients in 2016, was designed to evaluate the efficacy of Vascepa in reducing major cardiovascular events in a high-risk patient population on statin therapy. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the American Heart Association (AHA) in November 2018 with such results concurrently published in The New England Journal of Medicine. The total (first and subsequent) cardiovascular events results of the REDUCE-IT study were presented at the American College of Cardiology’s (ACC) 68th Annual Scientific Session in March 2019 and concurrently published in the Journal of the American College of Cardiology. The Company submitted a supplemental new drug application (sNDA) to the FDA in March 2019 seeking revised labeling for Vascepa based on results of the REDUCE-IT study. In May 2019, the FDA accepted the sNDA for filing and granted Priority Review designation with a Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2019. In August 2019, the FDA notified the Company that it intends to hold an Endocrinologic and Metabolic Drugs Advisory Committee (EMDAC) meeting to review the sNDA. In September 2019, the FDA confirmed the EMDAC meeting will take place on November 14, 2019 and extended the PDUFA goal date to December 28, 2019.

In the United States, the Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its Distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa in the United States through its direct sales force, which prior to the REDUCE-IT results topline announcement in September 2018 consisted of approximately 170 sales professionals, including sales representatives and their managers. In early 2019, the Company increased its sales team to approximately 440 sales professionals, including approximately 400 sales representatives. The Company is working to expand its direct sales force to approximately 800 sales professionals for the assumed launch of Vascepa in early 2020 for the cardiovascular risk reduction indication being sought through the sNDA. Hiring, training and deploying approximately 400 new sales representatives is a multi-stage process which commenced in July 2019 and is expected to be completed in early 2020. Most of the expanded sales management team needed to support this sales force expansion was hired, or internally promoted, and trained prior to September 30, 2019.   In years prior to 2019, the Company engaged a co-promotion partner to help promote Vascepa in the United States which co-promotion by mutual agreement was not extended beyond December 31, 2018. Outside of the United States, the Company has entered into agreements with third party companies in select geographies for purposes of pursuing regulatory approval and commercialization of Vascepa. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of September 30, 2019, the Company had current assets of $848.1 million, including cash and cash equivalents of $673.2 million, accounts receivable, net, of $103.6 million and inventory of $54.6 million. The Company’s condensed consolidated balance sheets also include long-term debt from royalty-bearing instrument which is anticipated to be repaid quarterly calculated as a percentage of Vascepa net revenues until fully satisfied. As of September 30, 2019, the Company had no other debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2019 and December 31, 2018:

In thousands	September 30, 2019	December 31, 2018
Gross trade accounts receivable	$133,531	$86,133
Trade allowances	(27,947)	(19,495)
Chargebacks	(2,001)	(115)
Accounts receivable, net	$103,583	$66,523

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards and other tax attributes using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not more likely than not to be realized. Deferred tax assets and liabilities are classified as non-current in the condensed consolidated balance sheet.

The Company provides reserves for potential payments of tax to various tax authorities and does not recognize tax benefits related to uncertain tax positions and other issues. Tax benefits for uncertain tax positions are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized, assuming that the matter in question will be decided based on its technical merits. The Company’s policy is to record interest and penalties in the provision for income taxes, as applicable.

The Company regularly assesses its ability to realize deferred tax assets. Changes in historical earnings performance, future earnings projections, and changes in tax laws, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact the Company’s income tax expense in the period in which it is determined that these factors have changed.

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service (IRS) and states. The Company completed the audit by the IRS for the years 2013 to 2014 in the prior year with no material changes to the filed income tax returns. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Net loss—basic and diluted	$(3,462)	$(24,471)	$(29,713)	$(82,776)
Weighted average shares outstanding—basic and diluted	350,994	295,595	336,938	291,526
Net loss per share—basic and diluted	$(0.01)	$(0.08)	$(0.09)	$(0.28)

For the three and nine months ended September 30, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Stock options	16,259	21,037	16,259	21,037
Restricted stock and restricted stock units	9,359	9,634	9,359	9,634
Exchangeable senior notes (if converted)	—	7,716	—	7,716
Preferred stock (if converted)	28,932	28,932	28,932	28,932

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 25%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2019, and represented 42%, 23%, and 28%, respectively, of the gross accounts receivable balance as of September 30, 2019. Customers A, B, and C accounted for 26%, 31%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2018 and represented 37%, 33%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2018. The Company has not experienced any significant write-offs of its accounts receivable.

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

The following tables present information about the Company’s assets and liabilities as of September 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2019
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$10,041	$10,041	$—	$—

	December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Cash equivalents—money markets	$9,880	$9,880	$—	$—

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Current portion of long-term debt from royalty-bearing instrument, net of accrued interest	$50,672		$33,602
Long-term debt from royalty-bearing instrument	8,878		46,108
Total long-term debt from royalty-bearing instrument	$59,550	$60,000	$79,710	$78,600

The estimated fair value of the long-term debt from royalty-bearing instrument is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The carrying value of the long-term debt from royalty-bearing instrument as of both September 30, 2019 and December 31, 2018 did not include a debt discount as it had been fully amortized.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of September 30, 2019, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 0.8 and 7.6 years, (ii) coupon rates of between 6.4% and 11.5% and (iii) market yields of between 5.4% and 18.2%. As of December 31, 2018, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.3 and 4.0 years, (ii) coupon rates of between 5.4% and 10.8% and (iii) market yields of between 6.7% and 15.8%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the nine months ended September 30, 2019. The Company recognized no gain or loss on change in fair value of derivative liability for the nine months ended September 30, 2018.

Certain changes in the assumptions used to value the derivative liability, including the probability of a change in control, could potentially result in a material change to the carrying value of such liability.

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

The Company also considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2019:

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

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa and has an estimated weighted-average remaining useful life of 10.8 years. The carrying value as of September 30, 2019 and December 31, 2018 is as follows:

In thousands	September 30, 2019	December 31, 2018
Technology rights	$11,624	$11,624
Accumulated amortization	(4,628)	(4,144)
Intangible assets, net	$6,996	$7,480

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of September 30, 2019 and December 31, 2018 consist of the following:

In thousands	September 30, 2019	December 31, 2018
Raw materials	$14,772	$14,142
Work in process	11,909	8,590
Finished goods	28,034	35,357
Total inventory, gross	54,715	58,089
Inventory cost adjustment	(158)	(287)
Inventory	$54,557	$57,802

(5)	Debt

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

As of September 30, 2019, the remaining amount to be repaid to CPPIB is $63.6 million. During the three and nine months ended September 30, 2019, the Company made repayments under the agreement of $10.0 million and $25.0 million, respectively, to CPPIB and an additional $11.2 million is scheduled to be paid in November 2019 for the third quarter of 2019. These payments, as well as additional quarterly repayments scheduled in the future, are calculated as 10% of Vascepa net revenues. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. The Company can prepay the net remaining amount at any time.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The difference between the two fair values of the debt was determined to be the fair value of the embedded derivative, and upon closing the Company recorded a derivative liability of $14.6 million as a reduction to the note payable. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the nine months ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $59.5 million and $79.7 million, respectively. During the nine months ended September 30, 2019, the Company recorded cash and non-cash interest expense of $3.4 million and $1.3 million, respectively, in connection with the royalty-bearing instrument. During the nine months ended September 30, 2018, the Company recorded $4.3 million and $1.5 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. There have been no material changes to such matters as of the date of this filing.

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

Under the 2004 share repurchase agreement with Laxdale Limited (“Laxdale”), upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.2 million as of September 30, 2019). Also under the Laxdale agreement, upon receipt of a marketing approval in the United States or Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.1 million as of September 30, 2019) for each of the two potential market approvals (i.e. £10 million maximum, or approximately $12.3 million as of September 30, 2019).

The Company has no provision for any of the obligations above since the amounts are either not probable or able to be estimated as of September 30, 2019.
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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares (“ADSs”), provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 4.99% of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation (the “Beneficial Ownership Limitation”). By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one year holding requirement under Rule 144. During the year ended December 31, 2015, at the request of the holders, a portion of the Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 6,283,333 ADSs.

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

During the year ended December 31, 2018, the Company issued 3,886,718 ADSs upon consolidation and redesignation of Series A Preference Shares at the request of the holder, such that a maximum of 28,931,746 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of September 30, 2019, subject to certain adjustments for dilutive events.

Common Stock

On July 18, 2019, the Company completed a public offering of 22,222,223 ADSs with each ADS representing one ordinary share of the Company, at a price of $18.00 per ADS after commission. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 3,333,333 ADSs at a price of $18.00 per ADS. On July 29, 2019, the underwriters exercised the full option. This public offering, including the exercised option, resulted in gross proceeds of approximately $460.0 million and, after deducting customary commissions and offering expenses, net proceeds to the Company of approximately $440.1 million.

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

Incentive Equity Awards

As of September 30, 2019, there were an aggregate of 16,259,328 stock options and 9,358,721 restricted stock units (“RSUs”) outstanding, representing approximately 4% and 2%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the nine months ended September 30, 2019 and 2018, the Company issued 5,122,107 and 5,439,239 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $19.5 million during the nine months ended September 30, 2019 and $16.5 million during the nine months ended September 30, 2018.

In October 2019, in connection with achievement of a predetermined performance-based formula tied to company cash flow, the Company issued 2,436,750 shares upon vesting of performance-based RSUs granted in 2015, of which 1,069,377 shares were retained as treasury shares as settlement of employee tax obligations.

On May 20, 2019, the Company granted a total of 45,163 RSUs and 58,721 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”). The RSUs vest in equal installments over a three year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

Also on May 20, 2019, the Company granted an additional 20,000 RSUs to employees under the 2011 Plan that vest upon the achievement of a specified sales performance condition.

On February 1, 2019, the Company granted a total of 757,800 RSUs and 1,193,400 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest quarterly over a four year period. Also on February 1, 2019, the Company granted a total of 580,000 RSUs to employees under the 2011 Plan that vest upon the achievement of a specified sales performance condition.

In September 2018, in connection with positive REDUCE-IT results, the Company issued 2,499,750 shares upon vesting of performance-based RSUs granted in 2015, of which 764,819 shares were retained as treasury shares as settlement of employee tax obligations.

On May 14, 2018, the Company granted a total of 190,034 RSUs and 286,536 stock options to members of the Company’s Board of Directors under the 2011 Plan. The RSUs vest in equal installments over a three year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

On March 12, 2018 and November 1, 2018, the Company granted a total of 970,000 RSUs and 90,000 RSUs, respectively, to employees under the 2011 Plan that vest over three years commencing after REDUCE-IT results upon the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth.

On February 1, 2018, the Company granted a total of 1,305,575 RSUs and 2,205,075 stock options to employees under the 2011 Plan. The RSUs vest annually over a three year period and the stock options vest monthly over a four year period. During the nine months ended September 30, 2019, the Company issued 387,715 common shares related to the vesting of these RSUs, of which 139,928 shares were retained as treasury shares as settlement of employee tax obligations.
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

During 2018, which was the last year of the Agreement, as amended, the Company incurred expense for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee, which was eighteen and a half percent (18.5%) of Vascepa gross margin. The accrued tail payments are paid over three years with declining amounts each year. Kowa Pharmaceuticals America, Inc. is eligible to receive $17.8 million in co-promotion tail payments, the present value of which, $16.6 million, was fully accrued as of December 31, 2018. There were $4.8 million in tail payments made as of September 30, 2019. As of September 30, 2019, of the $12.3 million the Company accrued for in tail payments under the Agreement, $7.6 million was classified as current on the condensed consolidated balance sheet.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2019 and 2018:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2018	$19,495	$41,634	$2,948	$1,167	$65,244
Provision related to current period sales	62,177	274,439	1,635	30,882	369,133
Provision related to prior period sales	—	(204)	—	—	(204)
Credits/payments made for current period sales	(34,400)	(184,801)	5	(30,404)	(249,600)
Credits/payments made for prior period sales	(19,325)	(41,363)	(653)	(1,199)	(62,540)
Balance as of September 30, 2019	$27,947	$89,705	$3,935	$446	$122,033

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2017	$12,035	$32,064	$1,887	$2,107	$48,093
Provision related to current period sales	30,814	128,905	812	14,636	175,167
Provision related to prior period sales	(660)	(836)	—	(69)	(1,565)
Credits/payments made for current period sales	(15,908)	(76,015)	—	(15,038)	(106,961)
Credits/payments made for prior period sales	(11,657)	(29,594)	(69)	(2,297)	(43,617)
Balance as of September 30, 2018	$14,624	$54,524	$2,630	$(661)	$71,117

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

During the nine months ended September 30, 2019 and 2018, the Company recognized $0.2 million and $0.1 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. From contract inception through September 30, 2019 and December 31, 2018, the Company recognized $3.0 million and $2.8 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the performance obligation. The remaining transaction price of $13.0 million and $13.2 million is recorded in deferred revenue as of September 30, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 15 years.

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

During the nine months ended September 30, 2019 and 2018, the Company recognized $0.9 million and $0.5 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From contract inception through September 30, 2019 and December 31, 2018, the Company recognized $1.8 million and $0.9 million, respectively, as licensing revenue is recognized under the agreement concurrent with the support provided by Amarin to HLS in achieving the performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined performance obligation. The remaining transaction price of $5.7 million and $6.6 million is recorded in deferred revenue as of September 30, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 11 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2019 and 2018:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2019:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,710	$—	$(1,131)	$19,579

Nine months ended September 30, 2018:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$19,054	$2,500	$(598)	$20,956

During the nine months ended September 30, 2019 and 2018 date, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Nine Months Ended September 30,
Revenue recognized in the period from:	2019	2018
Amounts included in contract liability at the beginning of the period	$1,131	$405
Performance obligations satisfied in previous periods	$—	$193

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

On September 30, 2011, the Company entered into an agreement for office space in Dublin, Ireland which terminated on May 1, 2019. On April 12, 2019 and July 4, 2019, the Company entered into Office Centre Sharing Agreements effective May 1, 2019 and October 1, 2019, respectively, to replace the office space with new office space in Dublin, Ireland which terminates on April 30, 2020 and September 30, 2020, respectively, and can be extended automatically for successive one year periods. On July 1, 2011, the Company leased office space in Bedminster, New Jersey. The lease, as amended, terminated on September 15, 2019. On January 26, 2019, the Company leased additional space in another building in Bedminster, New Jersey, effective February 1, 2019 which also terminated on September 15, 2019.

These leases have been determined to be short-term leases and the Company is committed to making nominal payments  during the next twelve months.

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey (the “Lease”). The Lease commenced on August 15, 2019 (the “Commencement Date”) for an 11 year period, with two five year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company pays monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $9.6 million  and the operating lease right-of-use asset is $8.6 million, as of September 30, 2019. The lease expense for the three and nine months ended September 30, 2019 is approximately $0.4 million and $1.1 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2019:

Undiscounted lease payments ($000s)
2020	$124
2021	1,344
2022	1,743
2023	1,801
2024	1,835
2025 and thereafter	11,376
Total undiscounted payments	$18,223
Discount Adjustments	$(8,667)
Operating lease liability	$9,556

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our Vascepa cardiovascular outcomes trial, REDUCE-IT®. We announced topline results from the REDUCE-IT study on September 24, 2018. On November 10, 2018, we publicly presented primary results of the REDUCE-IT study at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, we publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s (ACC) 68th Annual Scientific Session and such results and methods were concurrently published in the Journal of the American College of Cardiology. Included in such results were that Vascepa reduced total events (first and subsequent events) by 30% compared to placebo, reflecting that for every 1000 patients treated for 5 years with Vascepa versus placebo approximately 159 MACE could be prevented with Vascepa. On March 28, 2019 the American Diabetes Association, or ADA, issued important updates to the Standard of Medical Care in Diabetes for 2019, including a recommendation for the use of icosapent ethyl in treating at-risk patients based on the results of the REDUCE-IT cardiovascular outcomes study. On September 16, 2019 the National Lipid Association (NLA) issued a position statement recognizing the cardiovascular risk-lowering effects of icosapent ethyl based on the REDUCE-IT results. Also in September 2019, the European Society of Cardiology (ESC) and the European Atherosclerosis Society (EAS) updated their Clinical Practice Guidelines for the Management of Dyslipidemias to incorporate findings from the REDUCE-IT study. On October 17, 2019 the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on Vascepa. ICER’s report confirmed the cost effectiveness of Vascepa across all of the non-profit organization’s analyses, including its quality-adjusted life year (QALY) metrics of <$50,000. The conclusion from the report is that Vascepa easily meets “commonly cited thresholds for cost-effectiveness and therefore represents a high long-term value for money” based on the organization’s value assessment framework.

On March 28, 2019, we submitted a supplemental new drug application (sNDA) to the FDA seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The indication we are seeking pertains to use of Vascepa to reduce cardiovascular events in at-risk patients. Based on the final positive results of REDUCE-IT, we plan to continue to develop Vascepa commercially in major markets around the world. On May 29, 2019, the FDA accepted the sNDA for filing and granted Priority Review designation with an assigned Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2019. In August 2019, the FDA notified the Company that it intends to hold an Endocrinologic and Metabolic Drugs Advisory Committee (EMDAC) meeting to review the sNDA. In September 2019, the FDA confirmed that the EMDAC meeting will take place on November 14, 2019 and extended the PDUFA goal date to December 28, 2019.

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

Commercialization

We commenced the commercial launch of Vascepa, through sales and shipments to our network of U.S.-based wholesalers in the United States in January 2013. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, to begin 2019, we increased the size of our sales team to approximately 440 sales professionals, including approximately 400 sales representatives. We are working to expand our direct sales force to approximately 800 sales professionals for the assumed launch of Vascepa in early 2020 for the cardiovascular risk reduction indication being sought through the sNDA. Hiring, training and deploying approximately 400 new sales representatives is a multi-stage process which commenced in July 2019 and is expected to be completed in early 2020. Most of the expanded sales management team needed to support this sales force expansion was hired, or internally promoted, and trained prior to September 30, 2019.   From May 2014 to December 2018, in addition to Vascepa promotion by our sales representatives, Kowa Pharmaceuticals America, Inc. co-promoted Vascepa in conjunction with its promotion of its primary product, a branded statin for patients with high cholesterol. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement. During 2018, as a result of not renewing the agreement, we incurred expense for the accrual of co-promotion tail payments, which were calculated as a percentage of the 2018 co-promotion fee. Kowa Pharmaceuticals America, Inc. will receive $17.8 million in co-promotion tail payments, the present value of which, $16.6 million, was fully accrued as of December 31, 2018 and will be paid over three years with declining amounts each year. We made $4.8 million in tail payments as of September 30, 2019. We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We expanded certain medical education and market awareness initiatives, following the reporting of positive REDUCE-IT results in 2018. We intend to further expand promotion of Vascepa following label expansion of Vascepa, subject to FDA approval of such expanded label.

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

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2019 was approximately 865,000 compared to 756,000, 618,000 and 458,000 in the three months ended June 30, 2019, March 31, 2019 and September 30, 2018, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended September 30, 2019 was approximately 787,000 compared to 683,000, 553,000 and 417,000 in the three months ended June 30, 2019, March 31, 2019 and September 30, 2018, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

Companies such as Symphony Health and IQVIA collect and report estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to such companies to determine the actual number of total prescriptions for prescription products like Vascepa during such periods. Each vendor’s estimates utilize a proprietary projection methodology and are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. These inaccuracies have historically been most prevalent and pronounced during periods of time of inflections upward or downward in rates of use. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results. Data reported by Symphony

Health and IQVIA is rarely identical. As such, the resulting conclusions from such sources should be viewed with caution. Amarin is not responsible for the accuracy of these companies’ information and Amarin does not receive prescription data directly from retail pharmacies.

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

On March 28, 2019, we submitted an sNDA to the FDA seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The indication we are seeking pertains to use of Vascepa to reduce cardiovascular events in at-risk patients. While the current FDA-approved indication for Vascepa is biomarker based (i.e., lowering triglyceride levels), the indication we are seeking based on REDUCE-IT results is outcomes based (i.e., lowering cardiovascular events). On May 29, 2019, the FDA accepted the sNDA for filing and granted Priority Review designation with an assigned PDUFA goal date of September 28, 2019. In August 2019, the FDA notified us that it intends to hold an EMDAC meeting to review the sNDA. In September 2019, the FDA confirmed that the EMDAC meeting will take place on November 14, 2019 and extended the PDUFA goal date to December 28, 2019.

In June 2018, we entered into a multi-faceted collaboration with Mochida related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in Vascepa, the omega-3 acid, EPA. Among other terms in the agreement, we obtained an exclusive license to certain Mochida intellectual property to advance our interests in the United States and certain other territories. In addition, the parties will collaborate to research and develop new products and indications based on EPA for our commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development. Upon closing of the collaboration agreement, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for milestone payments from us upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

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

Interest and Other Expense, Net. Interest expense consists of interest incurred under our December 2012 royalty-bearing instrument financing arrangement, and interest incurred under our previously outstanding 3.5% exchangeable notes. Interest expense under our royalty-bearing instrument financing arrangement is calculated based on an estimated repayment schedule. Interest expense under our exchangeable notes includes the amortization of the conversion option related to our exchangeable debt, the amortization of the related debt discounts and debt obligation coupon interest. Interest income consists of interest earned on our cash and cash equivalents. Other expense, net, consists primarily of foreign exchange losses and gains.

(Provision for) Benefit from Income Taxes. Provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying the estimated annual effective tax rate approach prescribed under ASC 740-270 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated during the three and nine months ended September 30, 2019 and 2018 is neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize during the three and nine months ended September 30, 2019 and 2018 is zero.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative financial liabilities. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies, significant judgments and estimates during the nine months ended September 30, 2019.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and September 30, 2018

Product Revenue, net. We recorded net product revenue of $112.3 million and $55.0 million during the three months ended September 30, 2019 and 2018, respectively, an increase of $57.3 million, or 104%. This increase in revenue was driven primarily by increased volume of Vascepa sold to independent wholesalers and other customers which results from an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 407,000 and 370,000, respectively, over the three months ended September 30, 2018, representing growth of 89% in both periods.

All of our product revenue in the three months ended September 30, 2019 and 2018 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the three months ended September 30, 2019 and 2018, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the three months ended September 30, 2019 and 2018 was up to $110 and $70, respectively per 30-day prescription filled and, up to $330 and $140, respectively per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the three months ended September 30, 2019 and 2018 was $0.2 million and $0.4 million, respectively, a decrease of $0.2 million, or 55%. Licensing revenue relates to the recognition of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in

February 2015 and a $1.0 million milestone payment achieved in March 2016, as well as recognition of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2019.

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2019 and 2018 was $25.4 million and $13.5 million, respectively, an increase of $11.9 million, or 88%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the three months ended September 30, 2019 and 2018 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2019 to be similar to or modestly lower than 2018. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for each of the three months ended September 30, 2019 and 2018 was 77% and 75%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2019 and 2018 was $82.6 million and $50.0 million, respectively, an increase of $32.6 million, or 65%. Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 are summarized in the table below:

	Three months ended September 30,
In thousands	2019	2018
Selling, general and administrative expense (1)	$75,803	$33,200
Co-promotion fees (2)	—	11,157
Non-cash stock-based compensation expense (3)	6,756	5,603
Total selling, general and administrative expense	$82,559	$49,960

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the three months ended September 30, 2019 and 2018 was $75.8 million and $33.2 million, respectively, an increase of $42.6 million, or 128%. This increase is due primarily to increased commercial and other promotional spend for expansion following successful REDUCE-IT results (announced on September 24, 2018), as well as costs for sales force expansion.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the three months ended September 30, 2019 and 2018 were nil and $11.2 million, respectively, a decrease of $11.2 million, or 100%. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion agreement to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement.

(3)

Non-cash stock-based compensation expense for the three months ended September 30, 2019 and 2018 was $6.8 million and $5.6 million, respectively, an increase of $1.2 million, or 21%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions. The increase is due primarily to the increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards resulting from the increase in the price of our stock.

Research and Development Expense. Research and development expense for the three months ended September 30, 2019 and 2018 was $8.9 million and $14.1 million, respectively, a decrease of $5.1 million, or 37%. Research and development expenses for the three months ended September 30, 2019 and 2018 are summarized in the table below:

	Three months ended September 30,
In thousands	2019	2018
REDUCE-IT study (1)	$2,610	$9,414
Regulatory filing fees and expenses (2)	283	419
Internal staffing, overhead and other (3)	4,823	3,191
Research and development expense, excluding non-cash expense	7,716	13,024
Non-cash stock-based compensation expense (4)	1,207	1,048
Total research and development expense	$8,923	$14,072

The decrease in research and development expenses for the three months ended September 30, 2019, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. We managed the study through a contract research organization (CRO) through which all costs for the conduct of this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. The decrease in three months ended September 30, 2019 and 2018 expenses is primarily driven by a decline in REDUCE-IT related costs after the successful REDUCE-IT results. Following the completion of the REDUCE-IT trial, costs consisted primarily of the clinical study’s wrap-up activities, regulatory support and publications.

(2)

The regulatory filing fees in each of the three months ended September 30, 2019 and 2018 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

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

Interest Income (Expense), net. Net interest income (expense) for the three months ended September 30, 2019 and 2018 was income of $1.1 million and expense of $2.2 million, respectively, a decrease of $3.3 million, or 153%. Net interest income (expense) for the three months ended September 30, 2019 and 2018 is summarized in the table below:

	Three months ended September 30,
In thousands	2019	2018
Exchangeable senior notes (1):
Amortization of debt discounts	$—	$(56)
Contractual coupon interest	—	(263)
Total exchangeable senior notes interest expense	—	(319)
Long-term debt from royalty-bearing instrument (2):
Cash interest	(1,065)	(1,377)
Non-cash interest	(403)	(491)
Total long-term debt from royalty-bearing instrument interest expense	(1,468)	(1,868)
Other interest expense	(145)	(74)
Total interest expense	(1,613)	(2,261)
Interest income (3)	2,759	98
Total interest income (expense), net	$1,146	$(2,163)
(1)

Cash and non-cash interest expense related to the exchangeable senior notes, which were fully exchanged and retired for equity in November 2018, for the three months ended September 30, 2019 and 2018 was nil and $0.3 million, respectively.

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended September 30, 2019 and 2018 was $1.5 million and $1.9 million, respectively. These amounts reflect the fact that our Vascepa net revenue levels have not been, and during these years were not assumed to, be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the three months ended September 30, 2019 and 2018 was $2.8 million and $0.1 million, respectively. Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for each of the three months ended September 30, 2019 and 2018 was $0.1 million. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

Product Revenue, net. We recorded net product revenue of $285.3 million and $151.3 million during the nine months ended September 30, 2019 and 2018, respectively, an increase of $134.1 million, or 89%. This increase in revenue was driven primarily by an increase in estimated normalized total Vascepa prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 960,000 and 856,000, respectively, over the nine months ended September 30, 2018, representing growth of 75% and 73%, respectively.

All of our product revenue in the nine months ended September 30, 2019 and 2018 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the nine months ended September 30, 2019 and 2018, our net product revenue included an adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such rebates are intended to offset the differential for patients of Vascepa not covered by commercial insurers at the time of launch on Tier 2 for formulary purposes, resulting in higher co-pay amounts for such patients. Our cost for these co-payment mitigation rebates during the nine months ended September 30, 2019 and 2018 was up to $110 and $70, respectively per 30-day prescription filled and, up to $330 and $140, respectively per 90-day prescription filled. Since launch, certain third-party payors have added Vascepa to their Tier 2 coverage, which results in lower co-payments for patients covered by these third-party payors. In connection with such Tier 2 coverage, we have agreed to pay customary rebates to these third-party payors on the resale of Vascepa to patients covered by these third-party payors.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Licensing Revenue. Licensing revenue during the nine months ended September 30, 2019 and 2018 was $1.1 million and $0.6 million, respectively, an increase of $0.5 million, or 89%. Licensing revenue relates to the recognition of amounts received in connection with a Vascepa licensing agreement for the China Territory, specifically a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016, as well as recognition of amounts received in connection with a Vascepa licensing agreement for Canada, specifically a $5.0 million up-front payment which was received upon closing of the agreement in September 2017 and a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018. The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2019.

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2019 and 2018 was $65.4 million and $37.0 million, respectively, an increase of $28.3 million, or 76%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2019 and 2018 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2019 to be similar to or modestly lower than 2018. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the nine months ended September 30, 2019 and 2018 was 77% and 76%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2019 and 2018 was $227.6 million and $147.3 million, respectively, an increase of $80.3 million, or 55%. Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 are summarized in the table below:

	Nine months ended September 30,
In thousands	2019	2018
Selling, general and administrative expense (1)	$208,394	$104,927
Co-promotion fees (2)	—	30,512
Non-cash stock-based compensation expense (3)	19,204	11,871
Total selling, general and administrative expense	$227,598	$147,310

(1)

Selling, general and administrative expense, excluding co-promotion fees and non-cash compensation charges for stock compensation, for the nine months ended September 30, 2019 and 2018 was $208.4 million and $104.9 million, respectively, an increase of $103.5 million, or 99%. This increase is due primarily to increased commercial and other promotional spend for expansion following successful REDUCE-IT results (announced on September 24, 2018), as well as costs for sales force expansion. Partially offsetting this increase is a payment of $2.0 million made in connection with the settlement agreement reached with Teva Pharmaceuticals USA, Inc. in May 2018.

(2)

Co-promotion fees payable to Kowa Pharmaceuticals America, Inc. for the nine months ended September 30, 2019 and 2018 were nil and $30.5 million, respectively, a decrease of $30.5 million, or 100%. Amarin and Kowa Pharmaceuticals America, Inc. intentionally designed the co-promotion agreement to naturally end as of December 31, 2018 and mutually agreed not to renew the agreement.

(3)

Non-cash stock-based compensation expense for the nine months ended September 30, 2019 and 2018 was $19.2 million and $11.9 million, respectively, an increase of $7.3 million, or 62%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our selling, general and administrative functions. The increase is due primarily to an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards resulting from the increase in the price of our stock.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2019 and 2018 was $23.3 million and $44.0 million, respectively, a decrease of $20.7 million, or 47%. Research and development expenses for the nine months ended September 30, 2019 and 2018 are summarized in the table below:

	Nine months ended September 30,
In thousands	2019	2018
REDUCE-IT study (1)	$6,318	$29,650
Regulatory filing fees and expenses (2)	945	888
Internal staffing, overhead and other (3)	12,507	11,294
Research and development expense, excluding non-cash expense	19,770	41,832
Non-cash stock-based compensation expense (4)	3,525	2,161
Total research and development expense	$23,295	$43,993

The decrease in research and development expenses for the nine months ended September 30, 2019, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The REDUCE-IT study met its primary endpoint demonstrating an approximately 25% relative risk reduction in composite of major adverse cardiovascular events with high statistical significance. We managed the study through a contract research organization (CRO) through which all costs for the conduct of this outcomes study were incurred with the exception of costs for clinical trial material (CTM) and costs for internal management. The decrease in the nine months ended September 30, 2019 and 2018 expenses is primarily driven by a decline in REDUCE-IT related costs after the successful REDUCE-IT results. Following the completion of the REDUCE-IT trial, costs consisted primarily of the clinical study’s wrap-up activities, regulatory support and publications.

(2)

The regulatory filing fees in each of the nine months ended September 30, 2019 and 2018 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. In addition, during the nine months ended September 30, 2018, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd., which was offset by an increase in costs in 2019 compared to 2018 in support of publishing results of the REDUCE-IT study and preparing for sNDA submission based on the results of the study, which occurred in March 2019.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal staff supporting our research and development and regulatory functions.

Interest Income (Expense), net. Net interest income (expense) for the nine months ended September 30, 2019 and 2018 was income of $0.2 million and expense of $6.2 million, respectively, a decrease of $6.4 million, or 104%. Net interest income (expense) for the nine months ended September 30, 2019 and 2018 is summarized in the table below:

	Nine months ended September 30,
In thousands	2019	2018
Exchangeable senior notes (1):
Amortization of debt discounts	$—	$(166)
Contractual coupon interest	—	(788)
Total exchangeable senior notes interest expense	—	(954)
Long-term debt from royalty-bearing instrument (2):
Cash interest	(3,433)	(4,332)
Non-cash interest	(1,280)	(1,520)
Total long-term debt from royalty-bearing instrument interest expense	(4,713)	(5,852)
Other interest expense	(474)	(74)
Total interest expense	(5,187)	(6,880)
Interest income (3)	5,425	692
Total interest income (expense), net	$238	$(6,188)

(1)

Cash and non-cash interest expense related to the exchangeable senior notes, which were fully exchanged and retired for equity in November 2018, for the exchangeable senior notes for the nine months ended September 30, 2019 and 2018 was nil and $1.0 million, respectively.

(2)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the nine months ended September 30, 2019 and 2018 was $4.7 million and $5.9 million, respectively. These amounts reflect the assumption that our Vascepa net revenue levels will not be high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(3)	Interest income for the nine months ended September 30, 2019 and 2018 was $5.4 million and $0.7 million, respectively. Interest income represents income earned on cash balances.

Other Expense, net. Other expense, net, for each of the nine months ended September 30, 2019 and 2018 was $0.2 and $0.1  million, respectively. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2019 include cash and cash equivalents and restricted cash of $677.1 million. Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2019	2018
Cash (used in) provided by:
Operating activities	$(0.4)	$(62.4)
Investing activities	(2.1)	(0.1)
Financing activities	428.9	70.7
Increase in cash and cash equivalents and restricted cash	$426.4	$8.3

Net cash used in operating activities during the nine months ended September 30, 2019 compared to the same period in 2018 decreased primarily as a result of higher collections due to an increase in product sales and a decrease in R&D activities associated with the REDUCE-IT study, partially offset by commercial and promotional activities following the successful REDUCE-IT study results, including costs associated with expanding the sales force.

Net cash used in investing activities during the nine months ended September 30, 2019 is due to payments on the purchase of equipment associated with the Company’s new office space in Bridgewater, NJ.

Net cash provided by financing activities during the nine months ended September 30, 2019 is primarily due to completing a public offering of 22,222,223 ADS with each ADS representing one ordinary share, at a price of $18.00 per ADS after commission, on July 18, 2019. In addition, we granted the underwriters a 30-day option to purchase up to an additional 3,333,333 ADS at a price of $18.00 per ADS. On July 29, 2019, the underwriters exercised the full option. This public offering, including the exercised option, resulted in net proceeds to us of approximately $440.1 million, after deducting customary commissions and offering expenses.  Net cash provided by financing activities in the same period in 2018 was primarily a result of a common stock issuance. In February 2018, we completed a public offering of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting customary commissions and offering expenses.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of September 30, 2019, the net remaining amount to be repaid to CPPIB is $63.6 million, which will be repaid in quarterly installments calculated as 10% of quarterly Vascepa net revenues. We can prepay the net remaining amount at any time.

As of September 30, 2019, we have no exchangeable notes or term debt outstanding since, in October 2018, we exercised our optional exchange rights upon satisfaction of specified equity conditions set forth in the 3.5% exchangeable senior notes due 2047, or the 2017 Notes, to mandatorily exchange the entirety of the $30.0 million in aggregate principal amount outstanding into ADSs. This resulted in elimination of the debt and issuance of 7,716,046 ADSs. The 2017 Notes were issued and sold in January 2017 when we, through our wholly-owned subsidiary Corsicanto II DAC, or Corsicanto II, a private designated activity company incorporated under the laws of Ireland, entered into separate, privately negotiated purchase agreements with certain unrelated investors. The net proceeds we received from the January 2017 offering were approximately $28.8 million, after deducting placement agent fees and estimated offering expenses.

    As of September 30, 2019, we had accounts receivable, net, of $103.6 million and inventory of $54.6 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of September 30, 2019. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and expanded Vascepa promotional activities resulting from positive REDUCE-IT results both before and after label change for Vascepa based on REDUCE-IT results both before and after REDUCE-IT results, which label change is subject to FDA review and approval of our sNDA. Because levels of Vascepa revenues are difficult to predict, as is the timing of label expansion, we intend to purchase API during 2019 at a rate which, based on current levels of revenue growth, is higher than is required for 2019. We estimate the incremental cost of this anticipated inventory build to be between $50 million and $75 million in 2019. We believe that there is limited financial risk of over-purchasing Vascepa inventory as the product has demonstrated stability supporting approved commercial expiry dating through four years.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties, operating leases related to real estate used as office space and long-term debt and related interest. As a result of entering into a new operating lease during the nine months ended September 30, 2019 as described in Note 11 – Leases, we have provided updated operating lease obligations information. The following table summarizes our contractual obligations associated with our operating leases as of September 30, 2019.

	Payments Due By Period
In millions	Total	Remainder of 2019	2020 to 2021	2022 to 2023	After 2023
Contractual obligations:
Operating lease obligations (1)	$18.3	$0.0	$1.9	$3.6	$12.8

(1)	Represents operating lease costs, primarily consisting of leases for facilities in Bridgewater, NJ, Dublin, Ireland and Bedminster, NJ.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of September 30, 2019 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer has concluded, based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 includes a discussion of our current legal proceedings. There have been no material changes to the matters described in those disclosures during the three months ended September 30, 2019.

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

In September 2018, we announced topline results from the REDUCE-IT® (Reduction of Cardiovascular Events with EPA—Intervention Trial) cardiovascular (CV) outcomes study of Vascepa. In November 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of Vascepa on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in major adverse cardiovascular events (MACE) in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. Vascepa was well tolerated in REDUCE-IT with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labeling. Based on the final positive results of REDUCE-IT, we are seeking additional indicated uses for Vascepa in the United States and to continue to develop Vascepa commercially in major markets around the world.

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

* The Endocrinologic and Metabolic Drugs Advisory Committee, EMDAC, meeting convened by FDA in connection with the REDUCE-IT supplemental new drug application, or sNDA, and related documents are expected to explore a broad range of topics and explore different opinions related to REDUCE-IT results with some opinions that could differ from our own. The EMDAC meeting could result in recommendations that are negative, may delay or prevent label expansion approval or limit Vascepa’s marketability.

We continue to expect FDA approval of our REDUCE-IT sNDA with an appropriate indication based on REDUCE-IT results. The Prescription Drug User Fee Act (PDUFA) goal date in connection with the FDA’s review of the REDUCE-IT sNDA is December 28, 2019.

On August 8, 2019 the FDA informed us of its scheduled, November 14, 2019, EMDAC meeting to review the sNDA for our proposed Vascepa label expansion based on REDUCE-IT results. Typically within two days before the EMDAC meeting, the FDA is expected to publish on its website its briefing document for EMDAC members. FDA briefing documents often contain assessments and/or conclusions and recommendations written by individual FDA reviewers without being called out as such. Such conclusions and recommendations do not necessarily represent the final position of the individual reviewers, nor do they necessarily represent the final position of the FDA’s review division or supervising office. FDA convenes advisory committees to gain committee insights and opinions, and the briefing document may not include all issues relevant to the final regulatory recommendation and instead is intended to focus on issues identified by the agency for discussion by the EMDAC. The FDA advises that it will not issue a final determination on the issues at hand until input from the advisory committee process has been considered and all reviews have been finalized. The FDA is not bound by the recommendations of an advisory committee, which is typically composed of clinicians, statisticians, and other experts but the agency typically follows such recommendations. The final determination may be affected by issues not discussed at the advisory committee meeting.

Our briefing document detailing our view of REDUCE-IT data and relevant matters for the EMDAC consideration is scheduled to be published by FDA contemporaneously with FDA’s briefing document, within two days before the scheduled November 14, 2019 EMDAC meeting. As is typical, our briefing document was prepared independently of FDA’s and was submitted to FDA weeks before FDA’s draft briefing document was finalized.

As previously disclosed, as is the case for all major cardiovascular outcomes studies like REDUCE-IT, data assessment by regulatory authorities, such as the FDA and Health Canada, after topline and primary results data release would yield additional useful information to inform greater understanding of the trial outcome. As is typical with detailed analysis of clinical study data at advisory committee meetings, FDA’s final briefing document is expected to identify data and information relevant to our application in more significant detail than previously available to the public.

Based on our current understanding of FDA’s focus and perspectives due in part to our review of an advanced copy of a draft of FDA’s EMDAC briefing document received from FDA at the end of October 2019 as part of the agency’s typical procedures, we expect the final FDA EMDAC briefing document and the EMDAC meeting to cover the following topics, among others, related to our REDUCE-IT sNDA, which topics are among the broad range of topics typically explored at FDA advisory committee meetings and cover matters consistent with prior disclosures and available data:

•

analyses of the degree of treatment benefit in the different patient populations (i.e., subgroups) studied in REDUCE-IT and the sufficiency of the efficacy findings to support indications and the appropriate wording thereof in light of the patient characteristics of the populations studied; for example, as prespecified and previously disclosed, the established cardiovascular (CVD) disease secondary prevention cohort, which represented approximately 70% of enrolled patients in REDUCE-IT and had a high observed event rate, experienced a numerically higher effect size (27% relative risk reduction, or RRR) than the high-risk, mostly diabetic primary prevention cohort, which represented approximately 30% of enrolled patients and had a relatively lower observed event rate and experienced a 12% RRR;

•

analyses of the degree of treatment benefit on specific studied endpoints in the different subgroups studied in REDUCE-IT and the sufficiency of the efficacy findings with respect to the studied endpoints to support indications and the appropriate wording thereof; for example, as previously disclosed, beyond the primary endpoint and key secondary endpoint, seven secondary endpoints of different clinical relevance were achieved to varying degrees of impact and degrees of statistical significance in the order of sequential statistical testing within the prespecified hierarchy;

•

analyses related to study conduct and data robustness, quality, integrity and consistency; for example, as previously disclosed, REDUCE-IT was a single clinical trial conducted based on a special protocol assessment (SPA) agreement with the FDA and, as is typical for all CV outcomes studies, related analyses are expected on the overall strength and limitations of study data to support the indications sought, as described above, considering factors including, but not limited to, the use of mineral oil placebo used in the study and questions explored in past FDA reviews and raised publicly since then over the plausibility of an interaction of the placebo with statins that some have argued could have led to reduced absorption of statin medications, which we do not believe occurred for reasons previously disclosed, among others to be presented in our briefing document; but, consistent with the publication of REDUCE-IT results in The New England Journal of Medicine, we believe FDA has assessed that even if plausible based on indirect evidence of a potential effect, that an exploratory analysis indicates the effect, if any, of mineral oil on LDL cholesterol values on the time to the primary endpoint is numerically small and unlikely to change the overall conclusion of treatment benefit (see also, the previously disclosed discussion of mineral oil placebo below within, “---Clinical trials that we or potential partners conduct, including the REDUCE-IT trial, may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates or to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success if we obtain regulatory approval”);

•

safety data and related risk/benefit considerations in light of the above; for example, as previously disclosed, overall safety findings in REDUCE-IT were generally consistent with product labeling and available data on the omega-3 class; more patients in the Vascepa group experienced an adjudicated event of atrial fibrillation or atrial flutter event requiring hospitalization 24 hours or greater compared with patients in the placebo group (3.1% versus 2.1%), and more patients experienced any treatment emergent adverse event of atrial fibrillation or atrial flutter in the Vascepa arm versus placebo; the incidence of atrial fibrillation or atrial flutter was greater in the subset of patients with a previous history of atrial fibrillation or flutter, and the relative imbalance was numerically greater between arms in this subgroup compared with the imbalance in those without a previous history; additionally, more patients in the Vascepa group experienced an adverse event of bleeding compared with patients in the placebo group, excluding hemorrhagic strokes (which were adjudicated efficacy events), 482 patients (11.8%) in the Vascepa treatment arm experienced bleeding events compared to 404 patients (9.9%) in the placebo treatment arm (in each case, consistent with prior disclosures); and

•	Consideration of REDUCE-IT results in the context of other clinical studies.

Because the FDA draft briefing document on which the above information is based is in draft form, we cannot be sure that the same content, or more or less content, will be presented or discussed as key topics at the EMDAC meeting. Similarly, the agency will present a slide deck communicating information relevant to the meeting that we will not have had the opportunity to review in advance and may contain materially different information. And, panelists at the EMDAC meeting will have the ability to ask their own questions, regardless of whether or not they are included in briefing materials from Amarin or from FDA. Generally, because regulatory reviews are typically fluid and not definitive interactions between sponsor and agency on individual elements of an application and related information, as previously disclosed we do not plan to update investors on ongoing communications with regulatory authorities. Amarin plans to announce the final outcome of the advisory committee vote and subsequent regulatory reviews when appropriate.

Even if the EMDAC or FDA ultimately agree with our views on the topics above and other topics related to the REDUCE-IT sNDA, the publication of topics or areas of concerns from FDA and the EMDAC and the degree to which the public views these matters as material to, for example, the prospects and scope of approval of the sNDA, may negatively affect us.

In addition, the EMDAC may recommend against approval of our application or may recommend that the FDA require, as a condition of approval or as a post-approval commitment, additional preclinical studies or clinical trials. This may delay and increase the cost of the review and approval process. Although not typically the case, the FDA can also, at its option, delay the target date for completion of our sNDA (as it did already from September 28, 2019 to December 28, 2019) to allow for additional time to assess new or existing information in connection with the sNDA review. Any delay in obtaining, or an inability to obtain, expanded marketing approval could prevent us from commercializing Vascepa in the REDUCE-IT indication generally or to a specific subgroup of studied patients, generating revenue at current or increasing rates of growth, and achieving long-term profitability, any of which could materially harm our business and cause our stock price to decline.

* We cannot predict whether the FDA will approve our REDUCE-IT sNDA or whether the scope of approval or any post-approval requirements, will meet investor expectations.

In March 2019, we submitted an sNDA to the FDA seeking revised labeling for Vascepa based on results of the REDUCE-IT study and, upon such expanded labeling, subject to FDA approval of such label, to further expand its promotion of Vascepa in the United States. In May 2019, the FDA granted Priority Review for the sNDA and assigned a Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2019. In September 2019, the FDA confirmed the previous tentative date, November 14, 2019, as the scheduled date for the EMDAC meeting to review the sNDA and extended the PDUFA goal date to December 28, 2019.

There can be no assurance as to the actual timetable for FDA action or whether the sNDA will be approved by the FDA.

If the sNDA is approved, there can be no assurance that the scope of approval will meet investor expectations. For example, on October 17, 2019, the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on Vascepa. The conclusion from the report is that Vascepa easily meets “commonly cited thresholds for cost-effectiveness and therefore represent a high long-term value for money,” based on the organization’s value assessment framework. As part of the public meeting held by ICER analyzing REDUCE-IT data, the ICER review committee discussed whether based on REDUCE-IT Vascepa should be considered for use in patients as an add-on to statin therapy generally, and not just in patients with persistent elevated triglyceride levels after statin therapy. This represents a significantly larger patient population than studied in REDUCE-IT, which enrolled patients with persistent elevated triglyceride levels after statin therapy and other highly specific entry criteria designed to ensure the patient populations studied had sufficiently high degrees of CV risk. While the clinical judgment of prescribing physicians is a key factor that determines the breadth of a drug’s use and often results in prescriptions in patient populations that go beyond FDA labeling, FDA-approved labeling is typically more closely tied to the patient population studied in a clinical trial and for which the agency determines there exists substantial evidence of a favorable benefit to risk ratio.

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

A SPA agreement is not a guarantee of approval. A SPA agreement is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. The FDA reserves the right of final determinations for approval based on its review of the entire data presented in a marketing application. The FDA previously rescinded our SPA agreement with the FDA for our ANCHOR trial because the FDA determined that a substantial scientific issue essential to determining the effectiveness of Vascepa in the studied population was identified after testing began. There can be no assurance that the FDA or the applicable regulatory authorities in other jurisdictions will not reach a similar conclusion with respect to the results of the REDUCE-IT trial or will not require additional studies by us of Vascepa.

* As with any cardiovascular outcomes trial, over time further REDUCE-IT data assessment and data release will yield additional useful information to inform greater understanding of study outcome. That additional data and related interpretations by us, regulatory authorities such as FDA or third parties may exceed, meet or not meet investor expectations. If the additional data or related interpretations do not meet expectations, the perception of REDUCE-IT results and Vascepa may suffer and our stock price may decline.

In September 2018, we announced topline results from the REDUCE-IT trial showing that the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. More detailed presentation of REDUCE-IT results was first made at the 2018 Scientific Sessions of the American Heart Association (AHA) on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. As detailed above, additional data assessment and data release in connection with the EMDAC meeting will yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial data typically takes several months and can take years to complete and publish. When new data are assessed and released it could exceed, match or may not meet investor expectations. This type of updates and any future presentation and additional data may exceed, match or may not meet investors’ expectations.

In addition, the same set of data can sometimes be interpreted to reach conclusions that conflict with our conclusions, as was the case when FDA reviewed earlier cardiovascular outcomes trials of other drugs in the context of the effects of triglyceride lowering agents on cardiovascular risk reduction. For example, FDA review of our REDUCE-IT sNDA in connection with its final determination or in connection with the EMDAC meeting, or otherwise, could bring public attention to data interpretations that conflict with our own or the public’s. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

Aspects that from time to time in the future could be considered to change and impact the final evaluation of the totality of the efficacy and safety data from REDUCE-IT, in addition to those noted above, may include some or all of the following:

•	the magnitude of the treatment benefit and related risks on the primary composite endpoint, its components, secondary endpoints and the primary and secondary risk prevention cohorts;
•	consideration of which components of the composite or secondary endpoints have the most clinical significance;
•	the consistency of the primary and secondary outcomes;
•	the consistency of findings across cohorts and important subgroups;
•	safety considerations and risk/benefit considerations (such as related to adverse events such as bleeding and atrial fibrillation generally and in different sub-populations);

•	consideration of REDUCE-IT results in the context of other clinical studies;
•	consideration of the cumulative effect of Vascepa in studied patients; and
•	study conduct and data quality, integrity and consistency (including additional analyses regard the placebo used in REDUCE-IT).

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

Ongoing trials of moderate-to-high doses of Vascepa and icosapent ethyl or a similar, eicosapentaenoic acid, could provide further information on the effects of Vascepa and its commercial prospects. The Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069), is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams/day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than Vascepa on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of events will also be examined. Results from this study are expected in the second half of 2021, but could be announced sooner. In addition, the Effect of Vascepa on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy (EVAPORATE; ClinicalTrials.gov number, NCT02926027), is examining changes in patients’ coronary plaque over 9 to 18 months. The goal of this study is to evaluate whether treatment with Vascepa (4 grams/day) results in a greater change from baseline in low attenuation plaque than placebo in subjects with elevated triglycerides (200-499 mg/dL). Entry criteria for EVAPORATE include: elevated triglycerides (fasting value between 200-499 mg/dL) at qualifying or baseline visit; LDL-C >40 mg/dL and LDL-C ≤115 mg/dL on appropriate statin therapy; stable diet and exercise, as defined as the same pattern for the previous 4 weeks; and stable treatment with a statin with or without ezetimibe for at least 4 weeks. If the outcomes of these studies do not meet expectations, the perception of REDUCE-IT results and the perceived value of Vascepa and its regulatory status may suffer. If this occurs our business could suffer and our stock price could significantly decline.

Clinical trials that we or potential partners conduct, including the REDUCE-IT trial, may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates or to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success if we obtain regulatory approval.

On November 10, 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. Major cardiovascular outcomes studies like REDUCE-IT typically motivate the medical community to search for ways to fit the results into the mosaic of prior studies, like JELIS and CANTOS, and their associated mechanisms of action, and to also distinguish results from prior failed studies, like what the authors of The New England Journal of Medicine editorial on REDUCE-IT referred to as the “parade of failed cardiovascular outcome trials of fish oils.” It is important for the medical community to understand related science on the unique active pharmaceutical ingredient in Vascepa, icosapent ethyl, and REDUCE-IT. As with any clinical study, as the medical community and regulators such as the FDA review and analyze REDUCE-IT study data, dialogue is expected to continue with respect to the reliability of REDUCE-IT data and the study quality that could adversely affect our product development, regulatory review, market or medical community acceptance, and level of payor reimbursement in the event of an expansion of the Vascepa label. Likewise, public perception of the REDUCE-IT results and Vascepa may be affected.

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

In addition, the median change in LDL cholesterol level from baseline was 6.6% (5.0 mg/dL; p < 0.001) on a placebo-corrected basis reflecting an increase of 3.1% (+2.0 mg/dL) in the Vascepa group and an increase of 10.2% (+7.0 mg/dL) in the placebo group. Increases in the placebo group relative to the Vascepa group were also observed in other parameters classically measured in such studies but with uncertain relevance to cardiovascular outcomes. An upward drift in LDL cholesterol and such other parameters has been commonly, although not always, observed in statin-stabilized patients across numerous studies within varying patient populations, and many have estimated LDL cholesterol increases of at least 6% and ranging up to more than 30%. Factors cited as potentially contributing to this circumstance include decreased drug and lifestyle regimen compliance, physiological compensation for drug-induced lipid changes, regression to the mean, intraindividual variability, lab variability, genetics, metabolic state, disease state, age, and season. If light liquid paraffin oil, or mineral oil, used as the placebo in REDUCE-IT adversely affected statin absorption or other parameters in some patients as is asserted by certain critics of the study, this could be theorized to have contributed to differences in outcomes between the groups and leave open the possibility that the placebo used in the trial was not biologically inert. Based on our current understanding of FDA’s perspective on our REDUCE-IT sNDA, an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered and that, based on our understanding of FDA’s view, indirect evidence suggests the presence of a potential inhibitory effect on statin absorption by mineral oil. However, we believe FDA’s perspective is that an exploratory analysis indicates that the effect of LDL cholesterol values on the time to the primary endpoint is numerically small and unlikely to change the overall conclusion of treatment benefit. These and other observations, whether scientifically reliable or not, may impact how these trial results are interpreted by EMDAC members, regulators, the medical community and third-party payors. This is the case notwithstanding that a post hoc analysis of REDUCE-IT data published in The New England Journal of Medicine showed no material differences in the primary and key secondary endpoint event rates for placebo patients with an increase in LDL-C at one year versus those with no change or a decrease, and also suggested a similar relative risk reduction regardless of whether there was an increase in LDL cholesterol level among the patients in the placebo group. Data generated by Amarin after, but supporting, this analysis reflect that patient-by-patient differences in LDL cholesterol levels from baseline to Year 1 included some patients with increases, some patients with decreases and others with no change in both the Vascepa arm and the placebo arm of the REDUCE-IT study. If mineral oil affected statin absorption significantly, it is reasonable to expect that such effect might be evident in all patients on placebo (i.e., if mineral oil had a definitive effect one would expect LDL cholesterol increases would be consistently observed among patients in the placebo arm) rather than the observed mixed results that include many patients with LDL cholesterol decreases or lack of change in LDL cholesterol. Moreover, as the authors of the primary results publication on REDUCE-IT in The New England Journal of Medicine noted, the relatively small differences in LDL cholesterol levels between the groups would not be likely to explain the 25% lower MACE risk observed with Vascepa and JELIS, an over 18,000 patient cardiovascular outcomes study in Japan of a highly-pure EPA product similar to Vascepa, that, while a different study than REDUCE-IT in various respects, previously demonstrated a 19% risk reduction without a mineral oil placebo.

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

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Approximately 2 to 3 million adults in the United States have very high triglyceride levels (≥500 mg/dL), the MARINE patient population. There are approximately 5 to 15 million people in the United States that meet the specific REDUCE-IT inclusion criteria. Since 1976, mean triglyceride levels have increase in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased.

Prior to REDUCE-IT topline results announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. In early 2019, we increased the size of our sales force to approximately  440 sales professionals, including approximately 400 sales representatives, based on positive REDUCE-IT results. The Company is working to expand its direct sales force to approximately 800 sales professionals for the assumed launch of Vascepa in early 2020 for the cardiovascular risk reduction indication being sought through the sNDA. Hiring, training and deploying approximately 400 new sales representatives is a multi-stage process which commenced in July 2019 and is expected to be completed in early 2020. Most of the expanded sales management team needed to support this sales force expansion was hired, or internally promoted, and trained prior to September 30, 2019.  This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians. We intend to further expand the promotion of Vascepa following our assumed label expansion for Vascepa subject to FDA review and approval of our sNDA.

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

Matinas BioPharma, Inc. is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas BioPharma, Inc. filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa in patients under conditions inconsistent with the FDA-approved label for Vascepa and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In September 2019, Matinas announced that it will begin a comparative clinical bridging bioavailability study in the fourth calendar quarter of 2019, with expected completion in the first calendar quarter of 2020, and is planning an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study against Vascepa in patients with elevated triglycerides (150-499 mg/dL) in early 2020, with topline data expected in the second half of 2020.

In June 2018, Gemphire Therapeutics (renamed NeuroBo Pharmaceuticals, Inc. pending the completion of a merger in the second half of 2019) announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. Gemphire expects to submit a request to the FDA to lift the clinical hold in the fourth quarter of 2019. In June 2019, Gemphire announced top-line clinical results from a Phase II trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase III studies for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned.

Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver and lung, including sever hypertriglyceridemia, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease (NAFLD) and chronic obstructive pulmonary disease (COPD) in the United States.

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

The paragraph IV notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that the relevant patents are invalid, or both. After receipt of a valid notice, the branded product manufacturer has the option of bringing a patent infringement suit in federal district court against any generic company seeking approval for its product within 45 days from the date of receipt of each notice. If such a suit is commenced within this 45-day period, the Hatch-Waxman Amendments provide for a 30-month stay on FDA’s ability to give final approval to the proposed generic product, which period begins on the date the paragraph IV notice is received. Generally, during a period of time in which generic applications may be submitted for a branded product based on a product’s regulatory exclusivity status, if no patents are listed in the Orange Book before the date on which a complete ANDA application for a product (excluding an amendment or supplement to the application) is submitted, an ANDA application could be approved by FDA without regard to a stay. For products entitled to five year exclusivity status, the Hatch-Waxman Amendments provide that an ANDA application may be submitted after four years following FDA approval of the branded product if it contains a certification of patent invalidity or non-infringement to a patent listed in the Orange Book. In such a case, the 30-month stay runs from the end of the five year exclusivity period. Statutory stays may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the ANDA applicant before the expiration of the 30-month period, the stay will be immediately lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patents are not upheld or if the generic competitor is found not to infringe such patents.

In the first half of 2014, we received six paragraph IV notices notifying us of accepted ANDAs to the Vascepa 1-gram dose strength under the Hatch-Waxman Amendments. These ANDAs were submitted and accepted by FDA under the regulatory scheme adopted under the Hatch-Waxman Amendments based on the FDA’s determination that we were entitled to three, and not five year exclusivity. As a result, from the first half of 2014 until June 2015, we were engaged in costly litigation with the ANDA applicants to protect our patent rights.

Based on the May 28, 2015, District of Columbia court order granting our motion for summary judgment in the new chemical entity, or NCE, litigation, on June 26, 2015, the parties to the related Vascepa patent litigation that followed acceptance by FDA of ANDAs to Vascepa based on a three year regulatory exclusivity determination, agreed to a full stay of proceeding in that patent litigation.

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

On May 31, 2016, in a reversal that FDA and we view as consistent with the court’s May 28, 2015 summary judgment motion, FDA determined that Vascepa is eligible for five year, NCE marketing exclusivity. This determination provides Vascepa with the benefits of NCE exclusivity afforded by statute. NCE exclusivity for Vascepa ran from its date of FDA approval on July 26, 2012 and extended until July 26, 2017. We believe the statutory NCE-related 30-month stay triggered by the 1-gram dose patent litigation following generic application submissions permitted on July 26, 2016 is scheduled to continue until January 26, 2020, seven-and-a-half years from FDA approval, unless such patent litigation is resolved against us sooner.

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

In October 2016, we introduced to the market a 0.5-gram dose strength of Vascepa. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five year, NCE regulatory scheme. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we sought, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030.

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

In July 2018, as anticipated, we received a paragraph IV certification notice from DRL contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five year, NCE regulatory scheme. Accordingly, in August 2018, we filed a patent infringement lawsuit against DRL in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, we are seeking, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and Amarin have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case.

Assuming FDA approval of a new indication based on the REDUCE-IT clinical trial, we expect to face similar patent litigation related to our patents covering proposed indications made possible by such study. A three year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved, such as when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we expect to receive three year exclusivity in connection with any future regulatory approvals of Vascepa, such as an approval sought based on REDUCE-IT study results. Such three year exclusivity protection precludes the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product, for a period of three years from the date of FDA approval. The FDA may accept and commence review of such applications during the three year exclusivity period. Such three year exclusivity grant does not prevent a company from challenging the validity of REDUCE-IT patents. This three year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation. Regulatory exclusivity is in addition to exclusivity afforded by issued patents related to Vascepa.

We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office. Such a proceeding could be introduced against us within the statutory one year window triggered by service of a complaint for infringement or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.

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

Similarly, on August 30, 2017, Amarin filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. In October 2017, the ITC determined to not institute our requested investigation. We appealed this determination to the U.S. Federal Circuit, but that court upheld ITC’s determination. On July 30, 2019, we filed a petition with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, which petition is still pending. We have also engaged with FDA on the topic of synthetically produced omega-3 products through the citizen’s petition process and otherwise.

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

We expect to experience pricing and reimbursement pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and executive proposals. In addition, we may confront limitations in insurance coverage for our products. If we fail to successfully secure and maintain reimbursement coverage for our approved drugs or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our approved drugs and investigational drug candidates for which we obtain approval, and our business may be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

Further, based on our current understanding of FDA’s perspective on our REDUCE-IT sNDA, an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered and that, in the agency’s view, indirect evidence suggests the presence of a potential inhibitory effect on statin absorption by mineral oil. However, we believe FDA’s perspective is that an exploratory analysis indicates that the effect of LDL cholesterol values on the time to the primary endpoint is numerically small and unlikely to change the overall conclusion of treatment benefit. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory review or the public perception of our products and our future prospects including REDUCE-IT results.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Prior to the REDUCE-IT topline results announcement in September 2018, our sales team consisted of approximately 170 sales professionals, including sales representatives and their managers. In early 2019, we increased the size of our sales force to approximately  440 sales professionals, including approximately 400 sales representatives in the United States. The Company is working to expand its direct sales force to approximately 800 sales professionals for the assumed launch of Vascepa in early 2020 for the cardiovascular risk reduction indication being sought through the sNDA. Hiring, training and deploying approximately 400 new sales representatives is a multi-stage process which commenced in July 2019 and is expected to be completed in early 2020. Most of the expanded sales management team needed to support this sales force expansion was hired, or internally promoted, and trained prior to September 30, 2019.  This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians.

In addition to sales force expansion in the United States, Amarin continues to work with its international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 86 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 86 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;

•	46 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	13 U.S. patents covering or related to the use of Vascepa in the REDUCE-IT population with terms expiring in 2033 or later;
•	1 additional US patent directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	1 additional patent related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	3 additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	2 additional patents related to the use of Vascepa to treat obesity with a term that expires in 2034;
•	3 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	4 additional patents covering a new combination therapy comprised of EPA and another drug.

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

We expect that our tax jurisdiction will remain in Ireland.

Under current UK legislation, a company incorporated in England and Wales, or which is centrally managed and controlled in the UK, is regarded as resident in the UK for taxation purposes. Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Currently, where a company is treated as tax resident under the domestic laws of both the UK and Ireland then the provisions of article 4(3) of the Double Tax Agreement (“DTA”) between the UK and Ireland provides that such enterprise shall be treated as resident only in the jurisdiction in which its place of effective management is situated. We have sought to conduct our affairs in such a way so as to be resident only in Ireland for tax purposes by virtue of having our place of effective management situated in Ireland and by virtue of our efforts to carry out a trade in Ireland. Trading income of an Irish company is generally taxable at the Irish corporation tax rate of 12.5%. Non-trading income of an Irish company (e.g., interest income, rental income or other passive income) is taxable at a rate of 25%.

The rules regarding determination of tax residence outlined above will change effective January 1, 2020, when a modified Ireland-UK DTA comes into effect pursuant to the OECD’s Multilateral Instrument (“MLI”), which has recently entered into force in Ireland. Under the modified Ireland-UK DTA, from January 1, 2020, we will be tax resident in Ireland only and not tax resident in the UK if we continue to be centrally managed and controlled in Ireland and if it is mutually agreed between the Irish and UK tax authorities under the MLI “tie-breaker rule” that we are tax resident in Ireland only. Both the Irish and UK tax authorities have issued guidance on how companies impacted by this rule change under the MLI should submit to such tax authorities to obtain confirmation of their mutual agreement of a single jurisdiction of tax residence. We have made a submission to the Irish tax authority (the Irish Revenue Commissioners) requesting that they provide confirmation of the mutual agreement of the two tax authorities that we continue to be tax resident in Ireland only.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 25%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2019, and represented 42%, 23%, and 28%, respectively, of the gross accounts receivable balance as of September 30, 2019. Customers A, B, and C accounted for 26%, 31%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2018, and represented 37%, 33%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2018. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached profitability. For the fiscal years ended December 31, 2018, 2017, and 2016, we reported losses of approximately $116.4 million, $67.9 million, and $86.4 million, respectively, and we had an accumulated deficit as of December 31, 2018 of $1.4 billion. For the nine months ended September 30, 2019 and 2018, we reported losses of approximately $29.7 million and $82.8 million, respectively, and we had an accumulated deficit as of September 30, 2019 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $673.2 million as of September 30, 2019 will be sufficient to fund our projected operations for at least twelve months and through the assigned PDUFA goal date of our sNDA by the FDA based on REDUCE-IT study results. Depending on the level of cash generated from operations, and depending in part on the timing and results of the FDA review of the sNDA and rate of prescription growth for Vascepa, additional capital may be required to support planned expansion of Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable.

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

As of November 1, 2019, we had 358,906,887 common shares outstanding including 358,703,359 shares held as ADSs and 203,528 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

No shares were purchased during the third quarter of 2019.

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

Date: November 5, 2019