Form 10-K/A
period 2019-12-31
AMARIN CORP PLC\UK
filed 2020-04-29
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

385,489,622 common shares were outstanding as of April 24, 2020, including 385,288,289 shares held as American Depositary Shares (ADSs), each representing one ordinary share, 50 pence par value per share, and 201,333 ordinary shares. In addition, 5,160,378 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of April 24, 2020, for a total of 390,650,000 ordinary shares and ordinary share equivalents outstanding as of April 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Amarin Corporation plc is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K Filing in reliance on General Instruction G.3. to the Annual Report on Form 10-K, which permits the above referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2019.

At this time, we are filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2019 due to our plans to hold our Annual General Meeting of Shareholders later in 2020 due to various logistics considerations brought on by the global pandemic known as COVID-19. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as described above or as expressly set forth herein, no other changes have been made to the Original Form 10-K Filing. Except as otherwise indicated herein, this Amendment does not reflect facts or events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

References in this Amendment to “Amarin,” the “Company,” “we,” “our” and “us” refer to Amarin Corporation plc and its subsidiaries, on a consolidated basis, unless otherwise indicated.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The table below sets forth the following information for the Company’s directors, the year each was first elected as a director of the Company, their respective ages and the positions currently held with the Company:

Nominee / Director Name and Year First Became a Director	Age	Position(s) with the Company
Lars G. Ekman, M.D., Ph.D. (2008)	70	Director
Joseph S. Zakrzewski (2010)	57	Director
Jan van Heek (2010)	70	Director
Kristine Peterson (2010)	60	Director
David Stack (2012)	68	Director
Patrick J. O’Sullivan (2011)	78	Director
John F. Thero (2014)	59	President, Chief Executive Officer, Director

Lars G. Ekman, M.D., Ph.D. joined Amarin as a non-executive director in November 2008, and was named Amarin’s lead independent director in October 2011 and Amarin’s Chairman of the Board effective January 2014. With more than 30 years of experience in the pharmaceutical industry, Dr. Ekman is currently an executive partner at Sofinnova Investments and serves as Chairman of Sophiris Bio Inc. (formerly Protox Therapeutics), Chairman of Afyx Therapeutics (formerly Dermtreat), as well as Chairman of Prothena Biosciences. From October 2008 to 2011 he served as Co-Founder and Chief Executive Officer of Cebix Inc. He was Executive Vice President and President of Global Research and Development at Elan Corporation plc, from January 2001 to December 2007. Prior to joining Elan, he was Executive Vice President, Research and Development at Schwarz Pharma AG from February 1997 to December 2000, and prior to that was employed in a variety of senior scientific and clinical functions at Pharmacia, now Pfizer. Dr. Ekman also sits on the board of directors of Ultragenyx Pharmaceutical Inc. and previously Spark Therapeutics. Dr. Ekman is a board-certified surgeon with a Ph.D. in experimental biology and has held several clinical and academic positions in both the United States and Europe. He obtained his Ph.D. and M.D. from the University of Gothenburg, Sweden. Based on Dr. Ekman’s experience within the pharmaceutical industry and his executive experience, specifically his experience as Chief Executive Officer and other executive positions in the biotechnology industry, as well as his service on boards of directors in the biotechnology industry, the Board believes Dr. Ekman has the appropriate set of skills to serve as a member of our Board.

Joseph S. Zakrzewski joined Amarin as a non-executive director in January 2010. From November 2010 to December 2013, Mr. Zakrzewski served as Amarin’s Chief Executive Officer and Chairman of the Board of Directors. From May 2007 to May 2010, Mr. Zakrzewski served as President and Chief Executive Officer of Xcellerex, a privately held company focusing on commercializing its proprietary next generation manufacturing technology for biotherapeutics, and from January 2005 to May 2007, Mr. Zakrzewski served as the Chief Operating Officer of Reliant Pharmaceuticals. From 1988 to 2004, Mr. Zakrzewski served in a variety of positions at Eli Lilly and Company including as Vice President, Corporate Business Development from 2003 through 2004. In addition, Mr. Zakrzewski served as a Venture Partner with OrbiMed in 2010 and 2011. Mr. Zakrzewski currently serves on the board of directors of Acceleron Pharma and Sangamo Therapeutics as well as a number of privately held companies. Mr. Zakrzewski earned a B.S. in Chemical Engineering and an M.S. in Biochemical Engineering from Drexel University as well as an M.B.A. in Finance from Indiana University. The Board believes that Mr. Zakrzewski should serve on our Board based on his knowledge of our Company gained from his former position as Chief Executive Officer and his substantial experience serving as an executive officer of other pharmaceutical companies, as well as Mr. Zakrzewski’s service as a member of boards of directors of other pharmaceutical companies. Mr. Zakrzewski’s contribution to the Company in the areas of operations and business development matters has been particularly helpful as the Company expands its commercialization efforts in light of the recently approved expanded label for Vascepa and as we continue our development efforts.

Jan van Heek joined Amarin as a non-executive director in February 2010. He is currently a Principal and Partner at BioPoint Group, where he advises biotechnology and other healthcare companies in commercial strategy development, financing and business development. Prior to establishing BioPoint, Mr. van Heek spent more than 18 years at Genzyme Corporation, most recently as an Executive Vice President and Senior Advisor to the Chief Executive Officer and senior management team. Mr. van Heek is currently a board member of Minerva Neurosciences, Inc. and was a board member and Chairman of the Audit Committee of ViaCell Corporation, a U.S. public company, from 2002 until it was sold to Perkin Elmer Corporation in 2007. He received an M.B.A. from St. Gallen University in Switzerland and an executive degree from Stanford Business School. Based on Mr. van Heek’s experience within the biotechnology industry and his executive experience, specifically his experience in executive officer positions at other companies in the biotechnology industry, as well as his service on other boards of directors, the Board believes Mr. van Heek has the appropriate set of skills to serve as a member of our Board.

Kristine Peterson joined Amarin as a non-executive director in November 2010. Ms. Peterson has more than 30 years of pharmaceutical industry experience, including 20 years at Bristol-Myers Squibb Company, where she was responsible for sales, marketing and general management in a variety of therapeutic areas, including leading the cardiovascular and metabolic disease business unit. From June 2009 to February 2016, she served as Chief Executive Officer at Valeritas, Inc., a medical technology company committed to the development and commercialization of innovative drug delivery solutions, with its lead product for the treatment of diabetes. Prior to joining Valeritas, Ms. Peterson was Company Group Chair for the biotech business at Johnson & Johnson from May 2006 through June 2009, was an Executive Vice President at Johnson & Johnson from August 2004 through May 2006 and was Senior Vice President of commercial operations at Biovail Corporation from May 2003 to August 2004. Ms. Peterson is currently a director of Paratek Pharmaceuticals, Inc., ImmunoGen, Inc., EyePoint Pharmaceuticals, Inc., Enanta Pharmaceuticals, Inc. and the Greater Philadelphia Life Sciences Congress. Ms. Peterson has an M.B.A. in Marketing from the University of Illinois. Based on Ms. Peterson’s leadership experience in the pharmaceutical industry and her executive experience, specifically her experience as an executive officer at other commercial stage companies in the biotechnology industry, as well as her service on other boards of directors in the biotechnology industry and a leading biotech industry trade organization, the Board believes Ms. Peterson has the appropriate set of skills to serve as a member of our Board. Ms. Peterson’s contribution to the Company in the areas of commercialization and regulatory and political matters has been particularly helpful given the recently approved expanded label for Vascepa.

David Stack joined Amarin as a non-executive director in December 2012. Mr. Stack is currently the President and Chief Executive Officer of Pacira Pharmaceuticals, Inc. Mr. Stack was a managing director of MPM Capital from 2005 until 2017 and a managing partner of Stack Pharmaceuticals, Inc. since 1998. From 2001 to 2004, he was President and Chief Executive Officer of The Medicines Company. Previously, Mr. Stack was President and General Manager at Innovex, Inc. He was Vice President, Business Development/Marketing at Immunomedics from 1993 until 1995. Prior to that, he was with Roche Laboratories from 1981 until 1993, in various positions including therapeutic world leader in infectious disease and director, business development and planning, infectious disease, oncology, and virology. He currently serves as a member of the board of directors of Pacira Pharmaceuticals, Inc., Chiasma, Inc. and Prognos AI. He was a member of the boards of directors of Molecular Insight Pharmaceuticals, Inc. from 2006 to 2010 and BioClinica, Inc. from 1999 to 2010. Mr. Stack holds a B.S. in Pharmacy from Albany College of Pharmacy and a B.S. in Biology from Siena College. The Board believes that Mr. Stack’s qualifications to sit on our Board include his extensive experience with pharmaceutical companies as an executive and director, his financial expertise and his years of experience providing strategic and financial advisory services to pharmaceutical and biotechnology organizations in all stages of development.

Patrick J. O’Sullivan joined Amarin as a non-executive director in December 2011. Mr. O’Sullivan has more than 40 years of pharmaceutical industry experience, including more than 30 years as Chief Executive Officer and board member of the LEO Pharma companies in Ireland and more than 10 years as a board member of the parent company of the LEO Pharma Group in Denmark. He was also a member of the board of directors of Allergan plc from 2013 to 2018. Since 2007, Mr. O’Sullivan has been a business consultant to the pharmaceutical industry. Mr. O’Sullivan trained as a pharmacist. He earned a Bachelor of Commerce and an M.B.A. from University College in Dublin. The Board believes that Mr. O’Sullivan’s experience from serving as an officer and director of various companies within the pharmaceutical industry, as well as his educational training in business administration, make him a valuable member of our Board.

John F. Thero joined Amarin in November 2009. He was promoted to President and Chief Executive Officer, and appointed to the Board, effective January 2014. Prior to his promotion, he was Amarin’s President since November 2010 before which he was Amarin’s Chief Financial Officer. Mr. Thero has more than 25 years of senior financial and operational management experience, including supporting the growth of life science companies for over 15 years. Prior to Amarin, Mr. Thero also served in a variety of roles and has helped manage both the successful commercial growth and the successful sale of companies between 1994 and 2007. Mr. Thero began his professional career at Arthur Andersen LLP, during which time he became a Certified Public Accountant. He currently serves as a member of the board of directors of Chiasma, Inc. He received a B.A. in Economics from the College of the Holy Cross. In 2019, Mr. Thero was named Ernst & Young LLP Entrepreneur of the Year for Life Sciences. The Board believes that Mr. Thero’s experience in management positions at life sciences companies, as well as his experience as Amarin’s President and Chief Executive Officer and, before that, as Amarin’s President and Chief Financial Officer, provide him with the appropriate qualifications and skills to serve as a member of the Board.

EXECUTIVE OFFICERS

Our current executive officers and their respective positions are set forth in the following table. Biographical information regarding each executive officer is set forth following the table.

Name	Age	Position
Executive Officers
John F. Thero	59	President and Chief Executive Officer (principal executive officer)
Joseph T. Kennedy	52	Executive Vice President, General Counsel and Strategic Initiatives, Secretary
Steven B. Ketchum, Ph.D.	55	President of Research and Development, Senior Vice President and Chief Scientific Officer
Michael W. Kalb	49	Senior Vice President and Chief Financial Officer, Assistant Secretary (principal financial officer and principal accounting officer)
Aaron D. Berg	57	Senior Vice President and Chief Commercial Officer

John F. Thero. Please refer to “—Directors” for Mr. Thero’s biography.

Joseph T. Kennedy joined Amarin in December 2011 as Senior Vice President, General Counsel and was named Amarin’s Secretary and Chief Compliance Officer in February 2012. He was promoted to Executive Vice President, General Counsel and Strategic Initiatives in July 2015 and no longer serves as the company’s compliance officer for pharmaceutical industry matters as of August 2017. From March 2009 to December 2011, he was Vice President, General Counsel and Secretary of Transcept Pharmaceuticals, Inc., where he played a lead role negotiating the company’s strategic collaboration with Purdue Pharma, helped obtain U.S. Food and Drug Administration (“FDA”) approval for the company’s lead product and had responsibility for all legal and compliance matters affecting the company. Mr. Kennedy represented large pharmaceutical companies, developing life science companies and venture capital firms in private law practice from January 2006 to March 2009. Prior to that, Mr. Kennedy served as Chief Corporate Counsel, then Vice President, Acting Chief Legal Officer with Eyetech Pharmaceuticals, Inc. His work at Eyetech included transitioning the company from private to public, legal matters related to the company’s development and commercialization collaboration with Pfizer Inc., public company and pharmaceutical industry compliance, and the sale of the company to OSI Pharmaceuticals Inc. Previously, Mr. Kennedy served as Vice President and U.S. Counsel, Corporate Business Development, with Élan Corporation, plc where he helped acquire technologies, managed legal issues related to multiple collaborations and participated in the company’s sale of assets that raised over $2.0 billion in a restructuring. Mr. Kennedy was honored by the President of Ireland as one of the inaugural “Irish Life Science 50” which recognized Irish-Americans for contributions to the life science industry, by Financial Times in its recognition of Amarin in 2016 as a standout legal innovator in its North American Most Innovative Lawyers awards and was named as one of the top general counsel in the industry in connection with his selection on the Legal500 GC Powerlist: United States 2019. He also serves as a member of the Business Advisory Board of Fountain Healthcare Partners, a life science venture capital fund.

Steven B. Ketchum, Ph.D., joined Amarin in February 2012 as Senior Vice President and President of Research and Development. He was named Chief Scientific Officer in January 2016. Dr. Ketchum has 20 years of experience in late-stage product development and clinical regulatory strategy. From 2008 to 2012, Dr. Ketchum served as Senior

Vice President of Research and Development for Sunesis Pharmaceuticals, Inc. where he provided strategic direction for all facets of research and development, including clinical strategy and operations, regulatory affairs, and pharmaceutical development and has served on its board of directors since his departure. From 2005 to 2008, Dr. Ketchum served as Senior Vice President of Research and Development and Medical Affairs for Reliant Pharmaceuticals where he led development and support activities for Lovaza and other commercialized cardiovascular products. Prior to 2005, Dr. Ketchum was Senior Vice President of Operations and Regulatory Affairs at IntraBiotics Pharmaceuticals, Inc., and also held positions of increasing responsibility in regulatory affairs during his nearly eight-year tenure at ALZA Corporation, where he supported the development and commercialization of a number of products, including Concerta. Dr. Ketchum earned a Ph.D. in pharmacology from University College London and a B.S. in biological sciences from Stanford University.

Michael W. Kalb joined Amarin in June 2016 as Senior Vice President and Chief Financial Officer. Mr. Kalb served as Group Vice President, Chief Financial Officer and Chief Accounting Officer of Taro Pharmaceutical Industries Ltd. from August 2014 to June 2016. Prior to that, Mr. Kalb was GVP, Interim CFO and CAO from November 2010 to August 2014 and GVP, Chief Financial Officer—U.S. and CAO from May 2010 to November 2010. Mr. Kalb joined Taro in June 2009 as VP, Chief Financial Officer—U.S. He has over 20 years of financial and accounting advisory experience. From June 2004 to June 2009, Mr. Kalb served as a Director in the Accounting and Financial Consulting Group of Huron Consulting Group Inc. His experience also includes over ten years at Ernst & Young, LLP within the Transaction Advisory Services Group and Audit and Assurance Services Group. Mr. Kalb received a B.S. in Accounting from the University at Albany, State University of New York. Mr. Kalb is a Certified Public Accountant.

Aaron D. Berg joined Amarin in November 2012 as Vice President, Marketing and Managed Care and has since served in roles of increasing responsibility, including as Senior Vice President, Marketing and Sales from February 2014 until April 2018. Since April 2018, Mr. Berg has served as our Senior Vice President and Chief Commercial Officer. Before joining Amarin, he served as President and Chief Executive Officer for Essentialis, Inc., a development stage pharmaceutical company, where he led the company’s work on triglyceride management. Prior to joining Essentialis, Mr. Berg served as Vice President of Marketing and Sales at Kos Pharmaceuticals, where he was instrumental in driving annual revenues approaching $1 billion until the acquisition of the company by Abbott Laboratories in December 2006. Mr. Berg began his pharmaceutical industry career as a sales representative with Bristol-Myers Squibb, followed by various commercial positions with Schering-Plough and GlaxoSmithKline. He obtained his B.S. in Business Management, Marketing from the University of Maryland.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. We believe that our Board and its committees, led by a group of strong and independent directors, provide the necessary leadership, wisdom and experience that the Company needs in making sound business decisions. Our Code of Business Conduct and Ethics helps clarify the operating standards and ethics that we expect of all of our officers, directors and employees in making and implementing those decisions. Waivers of our Code of Business Conduct and Ethics for the benefit of a director or an executive officer may only be granted by the Board or, if permitted, a committee of the Board, and will be publicly announced promptly in our SEC filings. Waivers of our Code of Business Conduct and Ethics for the benefit of other employees may be made by our Compliance Officer, the Board or, if permitted, a committee of the Board. There have been no material modifications to, or waivers from, the provisions of such code. Our Code of Business Conduct and Ethics is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.amarincorp.com. You may also request a printed copy of the code, without charge, by writing to us at Amarin Pharma, Inc., 440 Route 22, Bridgewater, NJ 08807, Attention: Investor Relations.

Shareholder Communications

Generally, shareholders who have questions or concerns regarding the Company should contact our Investor Relations department at (908) 719-1315. However, any shareholders who wish to address questions regarding the business or affairs of the Company directly with the Board, or any individual director, should direct his or her questions in writing to the Lead Independent Director of the Board, Amarin Corporation plc, 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2, Ireland or c/o Amarin Pharma, Inc., 440 US Highway 22, Bridgewater, New Jersey 08807. Upon receipt of any such communications, the correspondence will be directed to the appropriate person, including individual directors.

Insider Trading Policy

Amarin has an insider trading policy that applies to all officers, directors and employees and certain affiliated persons. Amarin’s insider trading policy prohibits sale of any Amarin securities that are not owned by such persons at the time of the sale, so called short sales. Those persons subject to Amarin’s insider trading policy may not pledge Amarin’s securities as collateral for a loan (or modify an existing pledge) unless the pledge has been approved by the Audit Committee of the Board.  Amarin does not have a policy regarding the ability of employees and directors to enter into hedging transactions with respect to Amarin securities, and hedging transactions are generally permitted, subject to the insider trading policy described above.

BOARD OF DIRECTORS AND COMMITTEES

During our 2019 fiscal year, our Board met five times. Each director attended at least 75% of the aggregate of the meetings of the Board and meetings of the committees of which he or she was a member in our last fiscal year. Our Board has a standing Audit Committee, a Remuneration Committee and a Nominating and Corporate Governance Committee. All members of the Audit, Remuneration and Nominating and Corporate Governance Committees are non-employee directors who are deemed independent.

All members of our Board who were directors at the time attended the 2019 Annual General Meeting of Shareholders, either in person or via telephone. Although the Company has no formal policies regarding director attendance at annual general meetings, it encourages directors to attend annual general meetings and expects that all members of the Board will attend the 2020 Annual General Meeting.

Board Leadership Structure and Risk Oversight

Dr. Lars Ekman is our Chairman of the Board. Dr. Ekman is independent and all key committees of the Board are comprised solely of, and chaired by, independent directors. The Board believes that this structure, combined with the Company’s established corporate governance guidelines, provides an effective leadership structure for the Company. In addition, to ensure effective independent oversight of the Company, the Board holds meetings of the independent directors of the Board at every meeting.

The Board has overall responsibility for the oversight of the Company’s risk management process, which is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. Risk management includes not only understanding company-specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for the Company. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. The Board periodically reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for the Company. The Board also delegates oversight to Board committees to oversee selected elements of risk as set forth below.

As part of the Board’s risk oversight role, our Remuneration Committee reviews and evaluates the risks associated with our compensation programs. Our Remuneration Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on Amarin. In making this determination, our Remuneration Committee considered the following:

•	the Company’s use of different types of compensation vehicles to provide a balance of long and short-term incentives with fixed and variable components;

•	the granting of equity based awards with time-based vesting and performance-based vesting, both of which encourage participants to look to long-term appreciation in equity values;
•	the Company’s annual bonus determinations for each employee being tied to achievement of Company goals, which goals promote long-term value; and
•

the Company’s system of internal control over financial reporting and Code of Business Conduct and Ethics, which among other things, reduce the likelihood of manipulation of the Company’s financial performance to enhance payments under any of its incentive plans.

Board Committees

Audit Committee. The Audit Committee is currently comprised of Mr. van Heek (Chairman), Mr. O’Sullivan and Ms. Peterson. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee also assists the Board in overseeing the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the external auditors’ qualifications and independence, the performance of the Company’s internal audit function and external auditors and performs other duties, as set forth in the Audit Committee charter. The Audit Committee charter is available on our website at www.amarincorp.com. The Audit Committee met six times during our 2019 fiscal year. All members of the Audit Committee satisfy the current independence standards promulgated by Nasdaq and the SEC, and the Board has determined that Mr. van Heek is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Nominating and Corporate Governance Committee. Currently, the Nominating and Corporate Governance Committee is comprised of Mr. O’Sullivan (Chairman), Mr. Zakrzewski and Dr. Ekman. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board. The Nominating and Corporate Governance Committee also develops and implements policies and processes regarding corporate governance matters, assesses Board membership needs and acts as the Company’s nominating committee by reviewing potential director nominees and recommending nominees to the Board. The Nominating and Corporate Governance Committee charter is available on our website at www.amarincorp.com. The Nominating and Corporate Governance Committee met three times during our 2019 fiscal year. All members of the Nominating and Corporate Governance Committee satisfy the current Nasdaq independence standards.

Remuneration Committee. The Remuneration Committee is currently comprised of Mr. Stack (Chairman), Ms. Peterson and Mr. van Heek. The Remuneration Committee, together with the Board, determines the framework for the compensation of the Company’s Chief Executive Officer and such other members of executive management as it is designated to consider. The Remuneration Committee also determines the corporate and individual performance goals under the Company’s management incentive plan and achievement of these goals, as well as reviews and reassess the Company’s processes and procedures for the consideration and determination of executive remuneration. Further, the Remuneration Committee oversees any major changes in employee benefit structures throughout the Company, reviews and authorizes the reimbursement of any claims for expenses of the Chief Executive Officer and chairman in excess of €10,000 and performs other duties as set forth in the Remuneration Committee charter. Additionally, the Remuneration Committee reviews and evaluates the risks associated with our compensation programs. The Remuneration Committee may delegate its authority to a subcommittee composed of one or more of its members. The Remuneration Committee charter is available on our website at www.amarincorp.com. The Remuneration Committee met six times during our 2019 fiscal year. All members of the Remuneration Committee satisfy the current Nasdaq and SEC independence standards and qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act, and “outside directors” under Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Code”).

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION
DISCUSSION AND ANALYSIS

The following compensation discussion and analysis (“CD&A”) describes the philosophy, objectives and structure of our fiscal year 2019 executive compensation program.  This section is intended to be read in conjunction with the tables that immediately follow, which provide further historical compensation information for our named executive officers (“NEOs”), who for the fiscal year ended December 31, 2019, were:

John F. Thero	President and Chief Executive Officer
Joseph T. Kennedy	Executive Vice President, General Counsel and Strategic Initiatives, Secretary
Steven B. Ketchum, Ph.D.	President of Research and Development, Senior Vice President and Chief Scientific Officer
Michael W. Kalb	Senior Vice President and Chief Financial Officer, Assistant Secretary
Aaron D. Berg	Senior Vice President and Chief Commercial Officer

2019 Operating Highlights

In 2019, we accomplished major achievements in multiple areas, including the achievement of various regulatory and commercial milestones, highlighted by the approval of Vascepa® (icosapent ethyl) in the United States and Canada to reduce cardiovascular events in high risk patients and increasing net total revenue by 87% over 2018 to $429.8 million. As discussed more fully below, achievement of these objectives were considered by our Remuneration Committee in determining executive compensation for 2019.  Key operating highlights from the past year include the following:

•

FDA Approval of New Indication for Vascepa: On December 13, 2019, the Company announced that Vascepa became the first and only drug with its FDA-approved indication for reducing cardiovascular risk in patients with persistent high cardiovascular risk despite maximally tolerated statin therapy. This approval, which followed a 16-0 favorable FDA advisory committee recommendation, positions Vascepa as a new treatment option to reduce cardiovascular events in millions of high-risk patients. The approval reflects the results of the Company’s development of Vascepa for more than a decade, including three successful Phase 3 clinical studies, MARINE™, ANCHOR™ and REDUCE-IT®. The REDUCE-IT cardiovascular outcomes study results, as reflected in the FDA approval, demonstrated, compared to placebo, a 25% reduction in major adverse cardiovascular events, with a number needed to treat of 21 for first occurrence of major adverse cardiovascular events (MACE), such as heart attack and stroke. Including both first and recurring MACE, Vascepa on average resulted in one fewer MACE per six patients treated over a five-year period. These results are the largest shown as an add-on to statin therapy, by any therapy in any studied patient population.

•

Revenue Growth and Gross Margin Improvement: The Company recognized a record level of total revenue of $429.8 million in 2019, an increase of 87% over 2018, mostly comprised of $427.4 million in net product revenue from sales of Vascepa predominantly in the United States.  Gross margin on product revenues was 78% in 2019, versus 76% in 2018.

•	Prescription Growth: The Company increased normalized prescriptions for Vascepa by 84% and 85% in 2019 compared to 2018 based on data from Symphony Health and IQVIA, respectively.
•

Third-party Support: Nine medical societies now support Vascepa for reducing cardiovascular risk in patients with persistent high cardiovascular risk despite statin therapy as studied in REDUCE-IT. Multiple pharmacoeconomic analyses have concluded that Vascepa is cost effective, with the most comprehensive of these analyses indicating that Vascepa can save money for society in most scenarios by reducing long term healthcare costs. Results of REDUCE-IT were published in 2019 in three leading peer reviewed medical journals, The New England Journal of Medicine (NEJM), The Journal of the American College of Cardiology (JACC) and Circulation, as published for the American Heart Association. Including these publications, during 2019, the Company supported more than fifty scientific publications or presentations. In parallel, the unique effects of Vascepa were underscored by a series of failed cardiovascular outcomes studies conducted by others of omega-3 mixtures. For 2019, as had also been accomplished for 2018, Vascepa and its unprecedented clinical results and approval by the FDA as the first and only therapy for its new cardiovascular risk reduction indication were recognized by both the American College of Cardiology (ACC) and the American Heart Association (AHA) as among the top cardiovascular developments.

•

International Expansion: In late 2019, Health Canada approved Vascepa (icosapent ethyl) as the first and only therapy for reducing residual cardiovascular risk in high risk patients consistent with those studies in REDUCE-IT setting-up the launch of Vascepa in Canada in early 2020 via HLS Therapeutics, our commercial partner for Canada.  In China, our commercial partner, Eddingpharm, informs us that it is nearing completion of its clinical trial of Vascepa in China the results of which are anticipated to be available before the end of 2020.  In Europe, in December 2019, the Company announced that its marketing application for Vascepa is undergoing review with an approval recommendation anticipated near the end of 2020 and associated European Community approval expected promptly thereafter.

•

Strengthened Balance Sheet: As of December 31, 2019, the Company had $644.6 million of cash and cash equivalents, $116.4 million in net accounts receivable ($149.6 million in gross accounts receivable before allowances and reserves) and $76.8 million in inventory. During 2019, net cash flow used from operations was improved by $85.3 million compared with 2018 such that less than $10 million of net cash was used from operations in 2019. This net cash used in 2019 related to preparation for launch of Vascepa for its new cardiovascular risk reduction indication, as was commenced in early 2020, including creation of educational and promotional materials for use with healthcare professionals and increasing the size of the Company’s U.S. sales force as well as creation of educational and promotional materials for patients which, after the FDA expanded the label for Vascepa to include cardiovascular risk reduction, were submitted in early 2020 to the FDA for promotional review prior to use.
•

Superior Stock Price Performance.  As depicted in the graph below, over the three-year time period through December 31, 2019, cumulative total return for the Company’s ADSs exceeded both the NASDAQ Composite Index and NASDAQ Biotechnology Index.  In particular, the total return for the Company’s ADSs well exceeded the cumulative returns for the NASDAQ Composite Index and NASDAQ Biotechnology Index in each of the past three calendar years. In accordance with SEC guidance, this graph does not include the trading price of the Company’s ADSs subsequent to December 31, 2019, which has declined due primarily to the impact of COVID-19 on the industry, and particularly on the launch of new therapies such as Vascepa, and to the negative district court ruling in the Company’s ANDA litigation, which the Company is vigorously appealing.

Compensation Philosophy and Objectives

Our philosophy in setting compensation policies for executive officers has two fundamental objectives: (1) to attract and retain a highly skilled team of executives and (2) to align our executives’ interests with those of our shareholders by rewarding short-term and long-term performance and tying compensation to increases in shareholder value.  The Remuneration Committee believes that executive compensation should be directly linked both to continuous improvements in corporate performance (“pay for performance”) and accomplishments that are expected to increase shareholder value.  In furtherance of this goal, the Remuneration Committee has adhered to the following guidelines as a foundation for decisions that affect the levels of compensation:

•

provide a competitive total compensation package that enables the Company to attract and retain highly qualified executives with the skills and experience required for the achievement of business goals;

•	align compensation elements with the Company’s annual goals and long-term business strategies and objectives;
•

promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of shareholder value.

The Remuneration Committee has historically compensated executive officers with three primary compensation components: base salary, annual and short-term incentive bonuses, and long-term equity-based compensation.  The Remuneration Committee believes that cash compensation in the form of base salary and incentive bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the grant of equity awards aligns the objectives of management with those of our shareholders with respect to long-term performance and success.

Chief Executive Officer Performance and Compensation

Our Remuneration Committee believes that it is especially important to set compensation for our Chief Executive Officer in a manner that address the two fundamental objectives described above.

John F. Thero has served as our President and Chief Executive Officer since January 2014.  Before that, he served as our President and Chief Financial Officer since November 2010 and before that as our Chief Financial Officer since November 2009.  Mr. Thero has over 25 years of executive level experience and, in the view of the Remuneration Committee, a strong record of accomplishment before and during his tenure at the Company, including overcoming significant challenges in many areas, including clinical, regulatory, legal and commercial.

Mr. Thero became Chief Executive Officer in 2014 to stabilize and grow the Company following significant corporate setbacks emanating from a change in position by the FDA regarding requirements for approval of the ANCHOR indication.  Since becoming President and Chief Executive Officer, Mr. Thero has played a critical role in selecting, retaining and motivating experienced personnel throughout the Company, repositioning the Company’s commercial strategy and tactics resulting in significant product revenue growth, expanding managed care coverage for Vascepa, entering into multiple strategic transactions, ensuring that the REDUCE-IT cardiovascular outcomes study was successfully completed leading to an expanded FDA-approved cardiovascular risk reduction label for Vascepa, pursuing and achieving multiple remedies through favorable court decisions and achieving the 2019 operating highlights described above.  In recognition of his achievement in this role, in November 2019 Mr. Thero received the Ernst & Young LLP 2019 Entrepreneur of The Year National Award® for Life Sciences.

Throughout his tenure as Chief Executive Officer, Mr. Thero’s cash compensation has been at or below the 50th percentile of the Company’s peer group as approved by the Remuneration Committee.  Effective February 2019, Mr. Thero’s base compensation was adjusted to $700,000 per year, which was below the 25th percentile of other Chief Executive Officers in our 2019 peer group.

Mr. Thero’s bonus potential is tied to achievement of pre-defined corporate goals for the applicable year, with no consideration given to individual performance goals.  For 2019, Mr. Thero’s target cash bonus potential, which was 75% of his base compensation and slightly below the 50th percentile for other Chief Executive Officers in our peer group, was tied to achievement of meaningful and challenging corporate goals established by the Remuneration Committee at the start of the year.

The Remuneration Committee believes that Mr. Thero’s experience, leadership and abilities are important to the Company’s continued success as it seeks to further growth and overcome challenges. The Remuneration Committee believes that Mr. Thero’s total compensation is strongly aligned with corporate performance and the interests of our shareholders, including consideration of base compensation, target cash bonus potential and equity incentive awards.  With regard to incentive cash bonuses, our Remuneration Committee has an established practice of paying no or partial incentive cash bonuses when the pre-defined corporate goals are not achieved or achieved only in part.  For example, for 2013, Mr. Thero was awarded no cash bonus following the failure of the FDA to approve the ANCHOR indication, a key corporate goal for that year, and for 2015 and 2014, Mr. Thero was awarded 98% and 75% of his bonus target, respectively, based on only partial achievement of the pre-defined corporate goals for those years.  Conversely, when pre-defined corporate goals are achieved in whole, or when pre-defined “stretch” goals are achieved, incentive cash bonuses are paid commensurate with the level of achievement in that year.  For example, for 2018, 2017 and 2016, all years in which corporate achievement was especially strong, including the achievement of pre-defined corporate goals and pre-defined stretch goals, Mr. Thero was awarded 145%, 117% and 122% of his bonus target, respectively.  For 2019, Mr. Thero was awarded 121% of his bonus target based on 100% achievement of pre-defined corporate goals and 21% achievement of a pre-defined stretch goal pertaining to net revenue achievement in excess of pre-defined revenue targets.

Intentionally, a substantial portion of Mr. Thero’s compensation is in the form of equity incentive awards, which the Remuneration Committee believes further aligns Mr. Thero’s interests with those of our shareholders.  The equity incentive awards are made in the form of stock options and restricted stock units, all subject to vesting requirements, that target the 50th of the Company’s peer group.  These equity incentive awards are subject to both time-based and performance-based vesting criteria.

Time-based stock options generally vest over a four-year period.  The stock options realize value only if our stock price increases after the date of grant. Performance-based stock options generally vest only if certain pre-defined performance criteria are achieved (e.g., commercial, clinical or regulatory milestones). Certain of the performance-based restricted stock units also include an additional time-based vesting schedule if and only if those performance milestones are achieved. Time-based restricted stock units generally vest over a three- or four-year period.  The restricted stock units realize more value the better our stock price performs.

As noted in the graph below, approximately 85% of Mr. Thero’s 2019 total compensation as reported in the Summary Compensation Table below relates to stock options and restricted stock units and 92% of his total target compensation is performance-based and/or at risk, in either the form of equity awards or incentive bonus:

The above compensation summary is not probability-weighted regarding the likelihood of performance-based milestone achievement. Furthermore, with the Black-Scholes option-pricing model discussed further below, historical variable assumptions and other variables can cause model prices to be more or less than the actual value of an option when exercised or in an ultimate exit.  Actual option value is instead based on stock performance, which can vary significantly from these historical variable assumption-based valuation estimates. The realized value of the long-term equity awards granted to Mr. Thero in the future could be considerably more or less than these historical-based estimates as the future value of the Company’s ADSs cannot be accurately predicted by the Black-Scholes option-pricing model or by any model.

In light of the Company’s performance since Mr. Thero became Chief Executive Officer in January 2014, the Company’s stock price performance during his tenure as Chief Executive Officer, including each of the past one, two and three year periods, and his compensation during that same time periods, the Remuneration Committee believes that the amount and nature of Mr. Thero’s compensation in 2019 are strongly aligned with corporate performance and the interests of our shareholders.

Roles in Determining Compensation

Remuneration Committee

The Remuneration Committee, together with the Board, determines the framework for the compensation of the Company’s executive officers.  The Remuneration Committee also determines the corporate and individual performance goals under the Company’s management incentive plan and achievement of these goals, and determines the policy for and scope of service agreements for the executive officers and contractual severance payments.  While the Remuneration Committee draws on a number of resources, including input from the Chief Executive Officer and independent compensation consultants, to make decisions regarding the Company’s executive compensation program, ultimate decision-making authority rests with the Remuneration Committee, subject in key cases to ratification by the independent members of the Board.  The Remuneration Committee relies upon the judgment of its members in making compensation decisions, after reviewing the performance of the Company and evaluating an executive’s performance during the year against established goals, operational performance, and business responsibilities.  In addition, the Remuneration Committee incorporates judgment in the assessment process to respond to and adjust for the evolving business environment.

Risks Related to Compensation Policies and Practices

As part of the Board’s risk oversight role, our Remuneration Committee reviews and evaluates the risks associated with our compensation programs.  Our Remuneration Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.  In making this determination, our Remuneration Committee considered the following:

•	the Company’s use of different types of compensation vehicles to provide a balance of long- and short-term incentives with fixed and variable components;
•	the granting of equity-based awards with time-based vesting and performance-based vesting, both of which encourage participants to work towards long-term appreciation in equity values;
•	the Company’s annual bonus determinations for each employee and vesting of performance-based equity awards being tied to achievement of Company goals, which goals promote long-term value; and
•

the Company’s system of internal control over financial reporting and Code of Business Conduct and Ethics, which among other things, reduce the likelihood of manipulation of the Company’s financial performance to enhance payments under any of its incentive plans.

Compensation Consultant

The Remuneration Committee retains the services of Radford, part of the Rewards Solutions practice of Aon Plc, as independent external compensation consultants.  The mandate of the consultants includes assisting the Remuneration Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design, and benchmarking with the Company’s peers in the industry.  The Remuneration Committee regularly evaluates the performance of its compensation consultants, considers alternative compensation consultants, and has the final authority to engage and terminate such services.

The Remuneration Committee has assessed the independence of Radford pursuant to Nasdaq and SEC rules and concluded that no conflict of interest exists that would prevent Radford from serving as an independent consultant to the Remuneration Committee.

Chief Executive Officer

Our Chief Executive Officer attends Remuneration Committee meetings and works with the Remuneration Committee Chairman and its compensation consultants to develop compensation recommendations for executive officers (excluding the Chief Executive Officer) and other key executives, based upon individual experience and breadth of knowledge, internal considerations, individual performance during the fiscal year, and other factors deemed relevant by the Remuneration Committee.  The recommendations are then submitted to the Remuneration Committee for review and consideration.  The Remuneration Committee works directly with its compensation consultants to determine compensation actions for the Chief Executive Officer.  In accordance with Nasdaq listing rules, our Chief Executive Officer is not present during voting or deliberations concerning his own compensation.

Say-on-Pay

Annually, at our general meeting of shareholders, we hold a non-binding advisory vote regarding the compensation of our named executive officers, which we refer to as say-on-pay.  The Remuneration Committee has considered and will continue to consider the outcome of such say-on-pay votes, including the percentage of votes cast in favor and against the say-on-pay proposal, when making future compensation decisions for our named executive officers.  The Remuneration Committee believes that the most relevant period of time to assess the performance of the Company’s Chief Executive Officer is the period over which he has held this position, which commenced in January 2014, during which period of time the Company’s stock price significantly outperformed both its peer group and the NASDAQ Biotechnology Index as a whole.  The Remuneration Committee also relies on advice from its compensation consultants, its evaluation of Company performance against pre-defined corporate goals, its understanding of the challenges facing the Company and its observations of executive officer performance to determine executive officer compensation.

At our last annual general meeting of shareholders in May 2019, the non-binding advisory vote of shareholders supported the compensation of our named executive officers as reported in our 2019 proxy statement by 96.8% of the votes cast at the meeting (and at the 2018 annual general meeting of shareholders, 96.2%).  These votes for and against the say-on-pay proposal, together with available feedback from investors, have been and will continue to be considered by the Remuneration Committee in connection with the evaluation of executive compensation.

Shareholder Outreach Program

We make a point of annually engaging with our shareholders to solicit feedback on our executive compensation program.  From time to time, we meet with our institutional shareholders to obtain their feedback and views on matters relating to our Company, including our executive compensation program.  Based on the feedback received from this type of engagement, we relied more heavily on performance-based equity compensation in the past couple of years and may adjust our compensation arrangements based on future feedback.  For example, in 2017 and early 2018, executive officers of the Company were granted performance-based restricted stock units which are earned only if the Company’s REDUCE-IT cardiovascular outcomes study was deemed to be successful and only if product revenue reaches pre-defined annual milestone levels ranging from $300 million to $500 million and then vest only if the recipient remains with the Company for an extended period of time following completion of the REDUCE-IT study, subject to acceleration in the event of a change in control transaction.  Likewise, in 2019, certain executive officers and other senior management of the Company were granted performance-based restricted stock units which are earned only if the Company’s aggregate revenue reaches a pre-defined annual milestone level of $1.0 billion, subject to acceleration in the event of a change in control transaction.  We will continue to engage with shareholders and believe that our shareholders will continue to support our core compensation principles and our executive compensation program.

Competitive Market Benchmarking

The Remuneration Committee draws on a number of resources to assist in the evaluation of the various components of the Company’s executive compensation program.  While we do not establish compensation levels based solely on benchmarking, pay practices at other companies are a factor that the Remuneration Committee considers in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace.

Our peer companies used in determining compensation actions with respect to 2019 fiscal year compensation were selected by the Remuneration Committee with the support of Radford, which beginning in 2011 has been retained to conduct comprehensive reviews of the Company’s executive compensation practices.

Our peer companies for 2019 compensation evaluation were selected prior to the start of 2019 in consultation with Radford on the basis of their similarity to us in terms of competition for talent, their status as a commercial or near-commercial stage company, revenue level and other financial attributes, phase of products in development, research and development expenditures, employee number, and market capitalization.  Radford also qualitatively evaluated each company based on business focus and corporate strategy.

The Remuneration Committee considered the foregoing analysis in selecting the following 20 publicly-traded peer companies for use in evaluating compensation actions in the 2019 fiscal year:

Accorda Therapeutics*	Exelixis	Pacira Pharmaceuticals*
Akcea Therapeutics	Halozyme Therapeutics*	PTC Therapeutics
Alnylam Pharmaceuticals	ImmunoGen*	Repligen Corporation*
AMAG Pharmaceuticals*	Intercept Pharmaceuticals	Spectrum Pharmaceuticals*
Clovis Oncology	Ionis Pharmaceuticals	Supernus Pharmaceuticals*
Corcept Therapeutics*	Ironwood Pharmaceuticals	Vanda Pharmaceuticals*

Eagle Pharmaceuticals*	Momenta Pharmaceuticals*

* Included in prior-year peer group.

In addition to the peer group above, the Remuneration Committee also reviews competitive compensation data from the Radford Global Life Sciences Compensation Survey.  For 2019 compensation decisions, the Radford survey group included publicly traded biopharmaceutical companies with fewer than 5,000 employees, revenue under five million dollars, and market value between $200 million and $12.0 billion.  Seventeen companies in our named peer group participated in this market survey.  For benchmarking purposes, Radford then developed a competitive market composite of which 50% is based on proxy data from the named peer group and 50% is based on a market survey composite.  Radford then assessed the Company’s 2019 compensation against market pay elements such as base salary, target short-term incentives as a percentage of base salary, target total cash compensation, long-term incentives and target total direct compensation.  Additionally, the Company’s incumbent officers were matched to benchmark positions according to each officer’s primary responsibilities.

The Remuneration Committee reviews the Company’s list of peer companies annually to reflect changes in market capitalization, developments at the Company relative to its peer companies, and other factors.

For purposes of compensation for 2020, the Remuneration Committee, with the advice of Radford, examined our 2019 peer group in light of our continued growth throughout 2019, the stage of our commercialization efforts, changes in our market capitalization, and changes in the size and status of comparative companies.  With reference to these and other key business metrics, the Remuneration Committee approved the following 17 companies as our 2020 peer group for purposes of evaluating compensation actions for 2020:

Akcea Therapeutics*	Horizon Therapeutics	Pacira Biosciences*
Alkermes	Intercept Pharmaceuticals*	PTC Therapeutics*
Alnylam Pharmaceuticals*	Ionis Pharmaceuticals*	Repligen Corporation*
BioMarin Pharmaceuticals	Ironwood Pharmaceuticals*	Seattle Genetics
Exelixis	Jazz Pharmaceuticals	Supernus Pharmaceuticals*
Halozyme Therapeutics*	Neurocrine Biosciences

* Included in prior-year peer group.

Implementation of Objectives

In fiscal 2019, our executive compensation program consisted of the following forms of compensation, each of which are described below in greater detail:

•	Base Salary
•	Annual Incentive Bonus
•	Special Incentive Bonus
•	Equity Compensation (subject to time and/or performance vesting)
•	Employee Benefit Programs

In general, our Remuneration Committee aims to set executives’ total cash compensation (base salary plus target bonus) at levels near the 50th percentile for executives with similar roles in the Company’s peer group.  Long-term incentive awards include stock options and restricted stock units and the value of such awards is generally targeted at the 50th percentile of our peer group.  Our Remuneration Committee believes that the 50th percentile for total compensation is the minimum total compensation level that will allow us to attract and retain highly skilled executives.

Base Salary

Overview

Our Remuneration Committee aims to set executives’ base salaries, in the aggregate, at levels near the 50th percentile of salaries of executives with similar roles at the Company’s peer group.  The Remuneration Committee believes it is important to provide adequate fixed compensation to our executive officers working in a highly volatile and competitive industry.  The Remuneration Committee’s choice of this target percentile reflects consideration of our shareholders’ interests in paying what is necessary to attract and retain qualified executives and achieve our corporate goals, while conserving cash and equity as much as practicable.  We believe that, given the industry in which we operate and our compensation philosophy and objectives, base salaries at the 50th percentile are generally sufficient to retain our current executives and to hire new executives when and as required.  In determining appropriate base salary levels for a given executive officer, the Remuneration Committee also considers the following factors:

•	individual performance of the executive, as well as overall performance of the Company, during the prior year;
•	level of responsibility, including breadth, scope and complexity of the position;
•	level of experience and expertise of the executive;
•	internal review of the executive’s compensation relative to other executives to ensure internal equity;
•	level of the executive’s compensation in the form of equity incentive awards; and
•	executive officer compensation levels at other similar companies to ensure competitiveness.

Salaries for executive officers are determined on an individual basis at the time of hire and are set to be competitive with peer companies in our industry.  Adjustments to base salary are considered annually in light of each executive officer’s individual performance, the Company’s performance and compensation levels at peer companies in our industry, as well as changes in job responsibilities or promotion.  The Chief Executive Officer assists the Remuneration Committee in its annual review of the base salaries of other executive officers based on the foregoing criteria.

Changes in Base Salaries for 2019

In January 2019, the Remuneration Committee approved for 2019 salary increases for the named executive officers as set forth below.  These increases were determined to take into consideration the rate of inflation and to approximate the estimated rate of compensation increase in the Company’s peer group.

In the case of Mr. Thero, a salary of $700,000, effective February 1, 2019, was approved.  This base salary is below the 25th percentile for Chief Executive Officers within our peer group.  In the case of Mr. Kennedy, a salary of $481,700, effective February 1, 2019, was approved.  This base salary was higher than the 50th percentile for officers of similar position within our peer group; this determination was made in light of the Remuneration Committee’s recognition of Mr. Kennedy’s extensive experience and significant contributions to the Company during his tenure with the Company, in particular in connection with our ongoing regulatory efforts, several litigation matters and continued advancement of the Company’s intellectual property estate.  In the case of Dr. Ketchum, a salary of $481,700, effective February 1, 2019, was approved.  This base salary was targeted at the 50th percentile for officers of similar position within our peer group.  In the case of Mr. Kalb, a salary of $439,300, effective February 1, 2019, was approved.  This base salary was targeted at the 50th percentile for officers in similar position within our peer group.  In the case of Mr. Berg, a salary of $439,300, effective February 1, 2019, was approved.  This base salary was targeted at the 50th percentile for officers of similar position within our peer group.

Cash Incentive Awards

The Company also provides executive officers with the opportunity to earn annual performance-based cash bonuses, which are specifically designed to reward executives for overall corporate performance as well as, for executives other than the Chief Executive Officer, individual performance in a given year.

The Board has adopted a Management Incentive Compensation Plan (“MICP”), under which the Remuneration Committee each year determines and approves corporate and individual performance goals and achievement of these goals for purposes of determining annual performance-based cash bonuses.  The MICP is intended to provide structure and predictability regarding the determination of performance-based cash bonuses.  Specifically, the MICP is intended to:

(i)increase management focus on realistic goals intended to create value for shareholders;

(ii)encourage management to work as a team to achieve the Company’s goals;

(iii)encourage individuals to realize goals that are meaningful to the Company;

(iv)provide incentives for management to strive for achievement above and beyond the Company goals; and

(v)help attract and retain high quality senior management personnel.

The MICP provides that the bonus potential for our executive officers will be established on an annual basis by the Remuneration Committee.  Under the MICP, the actual amount of the bonus paid is calculated on a formulaic basis based upon achievement of pre-determined performance goals.  In order to be eligible to receive a bonus, the Company must have achieved at least a specified percentage of the corporate goals for that year.  The corporate goals and the relative weighting of the corporate and individual performance goals, as well as the relative weighting for each individual of individual performance goals, are established by the Remuneration Committee on an annual basis, shortly after our Board approves our annual operating plan.  The Remuneration Committee has determined it appropriate to have our Chief Executive Officer’s goals match our corporate goals and for no portion of his annual incentive bonus to be determined based on individual performance goals.  For all other executive officers, individual goals are determined on an annual basis by the Remuneration Committee based on their areas of functional responsibility.

Under the MICP, the Remuneration Committee reserves the right to make subjective assessments of executive performance and to separately reward performance beyond established individual or corporate goals and targets, and to award a smaller or larger bonus than provided for in the MICP, or to award no bonus.

For fiscal 2019, the target bonus potential for our management employees as a percentage of base salary ranged from 75% for our President and Chief Executive Officer, 45% for our Executive Vice President, 40-45% for our Senior Vice Presidents, 30-35% for our Vice Presidents, and 15-25% for our Directors and Managers.  All of the bonus potential for our President and Chief Executive Officer was tied to the 2019 corporate goals.

Fiscal 2019 Annual Bonus Incentive

Upon completion of fiscal 2019, the Remuneration Committee assessed the Company and our executive officer’s overall performance against the achievement of corporate and individual performance goals established for 2019.

Set forth below are the corporate goals that were approved by the Remuneration Committee in assessing overall performance for the 2019 fiscal year, as well as the relative weighting of these goals and the Remuneration Committee’s determination of achievement for each goal.

2019 Corporate Goals

Commercial (40%): These goals established target performance for the Company regarding the commercialization of Vascepa.  The specific goals were as follows:

•	Revenues: Achieve net revenue target of $388.9 million (80%)
•	Compliance: Favorable outside audit report regarding compliance program and no lost claim due to untruthful or misleading statements to healthcare professionals (20%)

Regulatory, Clinical, Development & Medical (30%): These goals established target performance for the Company regarding regulatory and clinical development matters and medical education.  The specific goals were as follows:

•

Supplemental New Drug Application (“sNDA”): Complete successful FDA Advisory Committee meeting (for 2020 PDUFA date) or attain first cycle approval to expand Vascepa indication to include cardiovascular risk reduction (50%)

•

Ex-U.S.: Transfer critical REDUCE-IT documents to licensing partners in Canada, China and MENA for use in regulatory meetings/filings and conduct EU regulatory review to support submission to regulatory authorities (25%)

•	Data Visibility: Secure presentations at more than three major medical congresses and more than three manuscripts published in peer-reviewed journals maintaining consistency with sNDA (25%)

Product Quality, Expansion & Life Cycle Management (20%): These goals established target performance for the Company regarding the commercial and clinical supply.  The specific goals were as follows:

•

Quality: Ensure product quality and uninterrupted supplies that meet commercial and research demands by supporting first cycle approval of KD Pharma as a new API supplier and other agreed supplemental submissions (34%)

•	Supply: Purchase inventory to support operating plan at an average price consistent with operating plan* (33%)
•	Suppliers: Qualify at least one additional supplier to ensure excess supply capacity/coverage (33%)

Financial (10%): This goal established target performance for the Company regarding the operational finance performance.  The specific goal was as follows:

•	Cash Outflow from Operations: Ensure gross cash outflow is not greater than operating plan*

Pre-Specified “Stretch” Goals: The specific goals (each for up to 50%) included:

•

Exceed net revenue target per 2019 Operating Plan ($388.9 million): Zero for < 5% above net revenue target; 10% for 5% or more above net revenue target increasing ratably to 100% maximum for achievement of 50% above net revenue target

Stretch goals also included the potential achievement of an opportunistic transaction related to intellectual property and/or business development activities not specifically anticipated in the Company’s operating plan for 2019.

*

The above-described metrics tied to the 2019 Operating Plan include highly sensitive data including cash flows, expense targets, research goals and clinical trials.  We do not disclose the specific target levels for these metrics because we believe that such disclosure would result in competitive harm to our Company.  We purposely set these target levels at aggressive levels.  Revealing these metrics, including the reasoning for setting targets at specific levels, could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products.  We believe each of these target levels were designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year.

In reviewing the Company’s performance against the pre-specified corporate goals set by the Remuneration Committee as described above, the Remuneration Committee determined the goals were achieved as follows: (i) that each of the commercial goals was achieved at the 100% level, resulting in a weighted score of 40% for this component of the corporate goals; (ii) that each of the regulatory, clinical, development and medical goals was achieved at the 100% level, resulting in a combined weighted score of 30% for this component of the corporate goals; (iii) that each of the product quality, expansion and life cycle management goals was achieved at the 100% level, resulting in a combined weighted score of 20% for this component of the corporate goals; and (iv) the financial goal was achieved at the 100% level, resulting in a weighted score of 10% for this component of the corporate goals.  In total, the Remuneration Committee determined that these pre-defined corporate goals were achieved at the 100% level.  In addition, the Remuneration Committee determined that the pre-defined net revenue stretch goal was achieved based on net revenues exceeding operating plan by 10.52%, resulting in a total score of 21% for the stretch goals and 121% cumulative achievement of the pre-defined corporate and stretch goals.

In addition, the Remuneration Committee exercised its discretion, as contemplated by the MICP, to award additional bonus payments to certain of its senior management, including Mr. Kennedy and Dr. Ketchum, for extraordinary contributions during 2019, as described in more detail below.

Individual Performance-Based Cash Bonus Awards

John F. Thero, President and Chief Executive Officer (principal executive officer)

The Remuneration Committee calculated Mr. Thero’s 2019 MICP bonus to be $635,250 in connection with, and based entirely on, the Company’s achievement of base corporate goals as described above (121% level).

Joseph T. Kennedy, Executive Vice President, General Counsel and Strategic Initiatives, Secretary

For Mr. Kennedy, individual performance goals for fiscal 2019 were focused on the areas outlined below:

Litigation: 30%

a)	Manage legal resources to support progression of ANDA litigation or settlement without negative surprise under Company control
b)	Aggressively assert company patents or, if authorized by the Board, settle

Supplement Issues: 25%

a)	Achieve or take further legal steps to help distinguish Vascepa from dietary supplements

SEC Compliance/Investor Relations: 15%

a)	Ensure timely filing of SEC filings and compliance of public disclosures with applicable law
b)	Provide timely and constructive advice on investor relations issues while helping to ensure accurate disclosures consistent with industry practice

General Corporate: 10%

a)

Ensure timely, value-adding legal advice to support all Company functions, including business development, finance, regulatory, managed care, sales and marketing, manufacturing, human resources and general corporate matters, the effectiveness of which will be judged by the Chief Executive Officer and Board

b)	Timely completion of committee meeting minutes for meetings attended, conduct orderly annual meeting
c)

Oversee legal systems to help manage risks affecting the Company and ensure access to key information as needed, including disaster recovery, document control and long-term staff turnover considerations

Pharmaceutical Industry Compliance: 10%

a)

Stay abreast of developments on First Amendment issues and advise company on pharmaceutical industry compliance matters consistent with First Amendment settlement, including disclosures regarding knowledge derived from the REDUCE-IT study

Intellectual Property: 10%

a)	Obtain and defend robust patent coverage for Company products consistent with the Company’s plan and create appropriate documentation to protect IP before such findings are made public

Under the Company’s MICP, 75% of Mr. Kennedy’s bonus for 2019 was based on achievement of the corporate goals (in proportion to the extent such goals were achieved) and 25% of his bonus was based on achievement of his individual goals (in proportion to the extent such goals were achieved).

The Remuneration Committee approved the achievement of 2019 corporate goals at the 121% level as described above.  In reviewing the above-described individual performance goals, the Remuneration Committee determined that Mr. Kennedy had fully achieved all of his individual goals (100%).

The Remuneration Committee thus calculated Mr. Kennedy’s 2019 MICP bonus to be $250,905, or 116% of his target bonus amount.  The calculation was based on 75% weight given to the 121% achievement of 2019 corporate goals and 25% weight given to the 100% achievement of Mr. Kennedy’s individual goals.

In addition, the Remuneration Committee exercised its discretion, as contemplated by the MICP, to award additional bonus payments to certain of its senior management, including Mr. Kennedy, for extraordinary contributions during 2019.  In the case of Mr. Kennedy, this discretionary bonus payment, in the amount of $60,000, was awarded in recognition of Mr. Kennedy’s extraordinary contributions in connection with the submission and approval of the Company’s sNDA submission for Vascepa and for activities aimed at distinguishing Vascepa from dietary supplements.

Steven B. Ketchum, Ph.D., President of Research and Development, Senior Vice President and Chief Scientific Officer

For Dr. Ketchum, individual performance goals for fiscal 2019 were focused on the areas outlined below:

REDUCE-IT and sNDA:  (55%)

a) Expand Vascepa indication to include cardiovascular risk reduction (40%)

-	sNDA: Submit in with priority review request and attain first-cycle approval
-	Advisory Committee Meeting: Prepare for and complete successful Advisory Committee Meeting
-	Inspection preparation: Prepare for and successfully support clinical site and vendor inspections
-	Study closeout: Complete Clinical Study Report (CSR), site closeout and Trial Master File (TMF) audit

b) Maximize data flow for REDUCE-IT (15%)

-

Publication/congress support: Work with Steering Committee and Medical Affairs to drive analyses to secure presentations at three or more major medical congresses and publish three or more manuscripts in peer-reviewed journals

-

Banked samples: Finalize analysis plan, complete sample preparation, and conduct testing and analyses according to the agreed plan and 2019 operating budget* in support of publications and strategic initiatives

Vascepa Product Quality, Expansion and Life Cycle Management:  (35%)

a) Ensure product quality and uninterrupted supplies that meet commercial demands and research needs

-	Support first-cycle approval of new drug substance supplier
-	Expand capacity and reduce lead times at existing drug substance supplier and drug product vendors
-	Qualify and add drug substance and drug product suppliers as required by plan

b) Support existing ex-U.S. partnerships

-	Canada: Support partner in defining regulatory path, engaging in health authority interactions, and preparing new drug submission
-	China: Support partner in engaging in health authority interactions and reaching agreement on regulatory filing strategy
-	MENA: Support partner in gaining regulatory approval to market Vascepa in at least one additional country

c) Develop internal presentation directed at maximizing Vascepa potential via in-depth analyses of REDUCE-IT

d) Advance internal R&D project

-	Complete tech transfer; initiate development batches to confirm final drug product formulation
-	Develop initial pharmacokinetic and pharmacodynamic model and refine clinical development plan

e) Support future potential partnering activities

-	EU: Support business development out-licensing efforts and, in parallel, conduct an EU regulatory review to support submission to regulatory authorities
-	Other regions: support business development out-licensing efforts

Other Activities in Support of Pipeline: (10%)

a) Support business development in evaluating potential in-licensing opportunities

-	Develop a process plan for internal presentations, containing a supporting R&D organizational structure, to effectively evaluate, select, and advance other potential development opportunities

b) Ensure compliance with standard operating procedures (SOPs) and regulatory requirements for post-marketing safety reporting and periodic filings

*

The above-described metrics tied to the 2019 Operating Plan include highly sensitive data including research goals and clinical trials.  We do not disclose the specific target levels for these metrics because we believe that such disclosure would result in competitive harm to our Company.  We purposely set these target levels at aggressive levels.  Revealing these metrics, including the reasoning for setting targets at specific levels, could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products.  We believe each of these target levels were designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year.

Under the Company’s MICP, 75% of Dr. Ketchum’s bonus for 2019 was based on achievement of the corporate goals (in proportion to the extent such goals were achieved) and 25% of his bonus was based on achievement of his individual goals (in proportion to the extent such goals were achieved).

The Remuneration Committee approved the achievement of 2019 corporate goals based at the 121% level as described above.  In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Dr. Ketchum had fully achieved all of his individual goals (100%).

The Remuneration Committee calculated Dr. Ketchum’s 2019 MICP bonus to be $250,905, or 116% of his target bonus amount.  The calculation was based on 75% weight given to the 121% achievement of 2019 corporate goals and 25% weight given to the 100% achievement of Dr. Ketchum’s individual goals.

In addition, as further described below, Dr. Ketchum received a one-time, cash bonus payment in the amount of $100,000 upon the approval by the FDA of the Company’s sNDA for Vascepa, as part of a special long-term bonus program implemented by the Remuneration Committee for certain of the Company’s senior management, including Dr. Ketchum.

Michael W. Kalb, Senior Vice President and Chief Financial Officer, Assistant Secretary (principal financial officer and principal accounting officer)

For Mr. Kalb, individual performance goals for fiscal 2019 were focused on the areas outlined below as:

Financial Reporting & Budgeting: (40%)

a)	Ensure gross cash outflow is not greater than 2019 operating plan*
-	Manage cash balance and net operating cash flow such that it is equal to or greater than 2019 operating plan*; explore options to increase returns on cash balances
-	Timely completion and filing of all required SEC and foreign statutory filings including completion of related financial statement audits
-	Timely file all domestic and international tax returns
-	Maintain tax compliance and professional fees for routine items (other than requiring Audit Committee approval) to within 10% of prior year costs
-	Quarterly close process to achieve auditor sign-off on quarterly reports by calendar day 31 post-quarter end for each quarter

-

Beginning in third quarter, close books on a monthly basis and prepare internal reporting with focus on cash balance and outflows vs. operating plan and latest estimates with rolling forecast on revenue, gross profit and operating expenses, including identification of non-recurring and other unbudgeted items

Internal Controls: (15%)

a)	Ensure no material control weaknesses from 2019 compliance testing or from 2018 compliance testing completed in 2019

Strategic & Tax Matters: (15%)

a)	Engage with financial institutions to explore all options for financing including equity and lending alternatives
b)	Comply with all taxing authorities’ requests for information
c)

(i) Lead organization, in coordination with human resources in ex-U.S. hiring of personnel, following successful REDUCE-IT results, to further support global tax position for company and subsidiaries; and (ii) work with legal department to wind down/liquidate inactive and unneeded subsidiaries

Commercial & Business Development Support: (10%)

a)

Support commercial operations, including pricing and contracts review and negotiation and decision-making regarding managed care and marketing to achieve gross margin levels as per 2019 operating plan*; business development, including diligence; other strategic initiatives as needed

b)	Work with investment bank to create robust multi-scenario long-term model to support strategic analysis
c)	Coordinate successful fundraising efforts as needed to support business development efforts, subject to Board approval

Investor Relations: (20%)

a)

Oversee and direct all financial and corporate communications by proactively developing, managing and controlling the message platform and information flow; Ensure coordinated messaging with public relations team; benchmark current communications metrics and obtain management approval for 2019 improvement metric

b)	Work with banks and investor relations firm to schedule periodic non-deal road shows for Chief Executive Officer presentation
c)	Initiate communications and establish meetings with: (i) well regarded sell side analysts and (ii) new institutional investors
d)	Create plan for website refresh/revamp with goal of presenting and receiving approval in mid-2019 for implementation by end of year

*

The above-described metrics tied to the 2019 Operating Plan include highly sensitive data including research goals and clinical trials.  We do not disclose the specific target levels for these metrics because we believe that such disclosure would result in competitive harm to our Company.  We purposely set these target levels at aggressive levels.  Revealing these metrics, including the reasoning for setting targets at specific levels, could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products.  We believe each of these target levels were designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year.

Under the Company’s MICP, 75% of Mr. Kalb’s bonus for 2019 was based on achievement of the corporate goals (in proportion to the extent such goals were achieved) and 25% of his bonus was based on achievement of his individual goals (in proportion to the extent such goals were achieved).

The Remuneration Committee approved the achievement of 2019 corporate goals based at the 121% level as described above.  In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Mr. Kalb had achieved 98% of his individual goals (reflecting partial achievement of the goal pertaining to Investor Relations matters).

The Remuneration Committee calculated Mr. Kalb’s 2019 MICP bonus to be $227,832, or 115% of his target bonus amount.  The calculation was based on 75% weight given to the 121% achievement of 2019 corporate goals and 25% weight given to the 98% achievement of Mr. Kalb’s individual goals.

Aaron D. Berg, Senior Vice President and Chief Commercial Officer

For Mr. Berg, individual performance goals for fiscal 2019 were focused on the areas outlined below as:

Achieve or Exceed U.S. Net Product Revenue Goal of $387.5: (50.0%)

a)	Achieve U.S. net product revenue for 2019 of $387.5 million

Insist on and Adhere to a Culture of Compliance: (10%)

a)	Ensure zero lost claims due to untruthful or misleading statements to customers

Strategic REDUCE-IT Label Preparation and Launch:  (20%)

a)	Launch strategic campaign within two days of label change, including personal and non-personal
b)	Prepare to launch multichannel branded consumer campaign (including TV broadcast) with regulatory submission following approval

Drive Sales Force Efficiency and Profitability: (10%)

a)	Ensure that 50% of all sales force territories are profitable by end of Q2 and 80% of territories by year end, based on incremental NTRx volume (1/1/19 baseline)
b)	Manage sales force turnover to <15% in aggregate for 2019 and maintain time to fill average

e) Managed Markets:  (40%)

a)	Secure & maintain unrestricted access of at least target levels*
b)	Maintain at least target levels of Tier 2 Access through December 31, 2019*
c)	Secure & maintain at least target levels of MPD coverage for 2020*
d)	Launch strategic campaign within two days of label change, including personal and non-personal
e)	Managed Care Discounts:
-	Weighted Average: no greater than target*
-	Commercial Average: no greater than target*
-	Medicare Average: no greater than target*

*

The above-described metrics tied to the 2019 Operating Plan include highly sensitive data including financial targets.  We do not disclose the specific target levels for these metrics because we believe that such disclosure would result in competitive harm to our Company.  We purposely set these target levels at aggressive levels.  Revealing these metrics, including the reasoning for setting targets at specific levels, could potentially reveal insights about our commercialization plans and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products.  We believe each of these target levels were designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year.

Under the Company’s MICP, 75% of Mr. Berg’s bonus for 2019 was based on achievement of the corporate goals (in proportion to the extent such goals were achieved) and 25% of his bonus was based on achievement of his individual goals (in proportion to the extent such goals were achieved).

The Remuneration Committee approved the achievement of 2019 corporate goals based at the 121% level as described above.  In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Mr. Berg had achieved 100% of his individual goals.

The Remuneration Committee calculated Mr. Berg’s 2019 MICP bonus to be $228,820, or 116% of his target bonus amount.  The calculation was based on 75% weight given to the 121% achievement of 2019 corporate goals and 25% weight given to the 100% achievement of Mr. Berg’s individual goals.

Special Incentive Bonus Programs

From time to time, the Remuneration Committee establishes special bonus programs to incentivize individual performance toward goals that are judged by the Remuneration Committee as important for corporate progress, very difficult to achieve, and of significant shareholder value if achieved.

In May 2019, the Remuneration Committee approved and implemented a special long-term incentive bonus program for certain of its senior management, including Dr. Ketchum. Under this program, Dr. Ketchum received a one-time, cash bonus payment in the amount of $100,000 upon the approval by the FDA of the Company’s sNDA for Vascepa in the indication of cardiovascular risk reduction based on the Company’s REDUCE-IT study.

Equity Compensation

Overview

Stock Options and Restricted Stock Units.  As an important component of our compensation program, executive officers are eligible to receive equity compensation, which has historically been in the form of stock options, restricted stock units and performance-based restricted stock units.  The Remuneration Committee grants stock options and restricted stock units (both time-based and performance-based) to executive officers to aid in their retention, to motivate them to assist with the achievement of both near-term and long-term corporate objectives and to align their interests with those of our shareholders by creating a return tied to the performance of our stock price.  In determining the form, date of issuance and value of a grant, the Remuneration Committee considers the contributions and responsibilities of each executive officer, appropriate incentives for the achievement of our long-term growth, the size and value of grants made to other executives at peer companies holding comparable positions, individual achievement of designated performance goals, and the Company’s overall performance relative to corporate objectives.

We believe that equity awards, through stock options and restricted stock units, align the objectives of management with those of our shareholders with respect to long-term performance and success.  We believe that equity awards serve as useful performance-recognition mechanisms with respect to key employees, as most awards are subject to time-based vesting provisions.  Stock options are typically awarded to executive officers upon their hiring.  We believe that such equity awards encourage executive officers to remain with the Company and also focus on our long-term performance as well as the achievement of specific performance goals.

Equity Award Grant Policy.  We have an equity award grant policy that formalizes our process for granting equity-based awards to officers and employees.  Under our equity award grant policy, all grants to executive officers must be approved by our Board or Remuneration Committee and all grants to other employees must be granted within guidelines approved by our Board or Remuneration Committee.  All stock options have an exercise price equal to the fair market value of our Ordinary Shares, calculated based on our closing market price on the applicable grant date.  Under our equity award grant policy, equity awards will generally be granted as follows:

•

grants made in conjunction with the hiring of a new employee or the promotion of an existing employee will generally be made at meetings of the Remuneration Committee, and effective on the first trading day of the month following the later of (1) the hire date or the promotion date or (2) the date on which such grant is approved; and

•

grants made to existing employees other than in connection with a promotion will be made, if at all, on an annual basis and generally shall be made effective on the first trading day of the month following the date on which such grant is approved.

Historical Equity Awards Well Below Peer Burn and Overhang Levels.  Although we believe that equity awards align the objectives of management with those of our shareholders, we have been thoughtful in how frequently equity awards are awarded and in what amounts.  Our fiscal 2019 equity burn rate (defined as total equity awards granted divided by the weighted-average total ordinary shares outstanding, basic method) trails the market 25th percentile when compared to our peer companies.  Similarly, our issued overhang (defined as total equity awards outstanding divided by total ordinary shares outstanding, basic method) approximates the market 25th percentile when compared to our peer companies, and our total overhang (defined as total equity awards outstanding plus shares available for future grant divided by total ordinary shares outstanding, basic method) trails the market 25th percentile when compared to our peer companies.

Equity Grants Awarded in Fiscal 2019

In considering annual equity awards for our executive officers in 2019, our Remuneration Committee aimed to grant equity at a level generally targeted between the 50th and 75th percentile of the Company’s peer group.  Equity awards in 2019 were comprised of a mix of time-based stock options (vesting over a four-year period), time-based restricted stock unit awards (vesting over a three-year period) and performance-based restricted stock unit awards (vesting tied to the achievement of pre-defined performance milestones; specifically the achievement of pre-defined commercial sales milestones).  Equity awards in made in 2019 were granted with a view towards both retaining and incentivizing our executives in future periods.

The grant date fair values of the equity awards granted to executive officers for the 2019 fiscal year are reflected in the Summary Compensation Table below and the number of shares subject to equity awards granted in 2019 is reflected in the Grants of Plan-Based Awards table below.

With respect to the Black-Scholes option-pricing model required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and discussed further below, historical variable assumptions and other variables can cause model prices to be more or less than the actual value of an option when exercised or in an ultimate exit.  Actual option value is instead based on stock performance, which can vary significantly from these historical variable assumption-based valuation estimates.  Because the actual value is based on stock performance, the Remuneration Committee believes that the equity awards create added and important alignment of management with our other shareholders regarding our long-term growth.

Employee Benefit Programs

Executive officers are eligible to participate in all of our employee benefit plans, including medical, dental, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.  We also provide vacation and other paid holidays to all employees, including executive officers, all of which we believe to be comparable to those provided at peer companies.  These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace.  Health, welfare and vacation benefits ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.  Our executive officers participate in the same employee benefit plans as other employees in the Company on the same terms as such employees.

Our retirement savings plan (“401(k) Plan”) is a tax-qualified retirement savings plan, pursuant to which all employees, including the named executive officers, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the IRS, which contributed amounts are eligible for a discretionary percentage match, in cash, as defined in the 401(k) Plan and determined by the Board of Directors.  We recognized $1.1 million of related compensation expense for the 401(k) Plan for the year ended December 31, 2019.

Tax and Accounting Considerations

Deductibility of Executive Compensation.  In making compensation decisions affecting our executive officers, the Remuneration Committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives.  Specifically, the Remuneration Committee considers the requirements and impact of Section 162(m) of the Code.  With respect to taxable years before January 1, 2018, remuneration in excess of $1 million was exempt from this deduction limit if it qualified as “performance-based compensation” within the meaning of Section 162(m) and was payable pursuant to a binding written agreement in effect on November 2, 2017 that was not subsequently materially modified.  Under the Tax Cuts and Jobs Act of 2017, effective for taxable years beginning after December 31, 2017, (1) the scope of Section 162(m) was expanded such that all named executive officers are “covered employees” and anyone who was a named executive officer in any year after 2016 will remain a covered employees for as long as he or she (or his or her beneficiaries) receive compensation from the Company and (2) the exception to the deduction limit for commission-based compensation and performance-based compensation was eliminated except with respect to certain grandfathered arrangements in effect as of November 2, 2017 that are not subsequently materially modified.  Accordingly, compensation paid to our named executive officers in excess of $1 million will not be deductible unless it qualifies for the transition relief applicable to certain arrangements in place as of November 2, 2017, as described above.

The Remuneration Committee believes that stockholder interests are best served if the Committee retains maximum flexibility to design executive compensation programs that meet stated business objectives.  The Remuneration Committee considers the Section 162(m) rules as a factor in determining compensation, but does not necessarily limit compensation to amounts deductible under Section 162(m).

Stock Ownership Guidelines

The Board believes it is important to align the interests of our executive officers with those of its shareholders.  To this end, in March 2013, the Board established Stock Ownership Guidelines for its executive officers.  The guidelines require that each executive officer maintain an equity interest in the Company with a value at least equal to a multiple of the executive officer’s base salary, as follows:

Position	Target
Chief Executive Officer	3x annual base salary
Other Executive Officers	1x annual base salary

Equity interests that count toward the satisfaction of the ownership guidelines include the value of Ordinary Shares beneficially owned (other than unvested restricted stock) or issuable upon the settlement of vested restricted stock units.  The calculation of an individual’s equity interest, however, does not include the value of stock options (whether or not vested), unvested restricted stock, and unvested restricted stock units, except unvested restricted stock units.  Executive officers have five years from the date of the policy adoption in March 2013 or later commencement of their appointment as an executive officer to attain these ownership levels.  If an executive officer does not meet the applicable guideline by the end of the five-year period, the officer is required to hold a minimum of 50% to 100% of the shares resulting from any future equity awards until the applicable guideline is met, net of shares sold or withheld to exercise stock options and pay withholding taxes.  The Remuneration Committee, however, may make exceptions for any officer on whom this requirement could impose a financial hardship.

As of the date of this Amendment, all of the Company’s named executive officers have satisfied these ownership guidelines, or have time to do so.

Additionally, we have instituted Stock Ownership Guidelines for our non-employee directors.  For information regarding these guidelines, see the section entitled “Director Compensation—Non-Employee Director Compensation.”

Clawback

As of the date of this Amendment, we do not have a formal compensation recovery policy, often referred to as a “clawback” policy, which would typically provide that the officers or directors subject to the policy must reimburse the Company for any bonus or other incentive-based or equity-based compensation improperly received.  The

Remuneration Committee intends to adopt a formal clawback policy once the final rules relating to such policies are issued pursuant to the Dodd-Frank Act.  The Company has not had an accounting restatement. Furthermore, the majority of the Company’s cash incentive awards have over the years been for matters pertaining to third-party regulatory approvals and other milestone achievements that are objective in nature or otherwise able to be evaluated by the Remuneration Committee without risk of accounting restatement.

Compensation Committee Interlocks and Insider Participation

During the 2019 fiscal year, Mr. Stack (Chairman), Ms. Peterson and Mr. van Heek served as members of the Remuneration Committee. During the last completed fiscal year, no member of the Remuneration Committee was an officer or employee of Amarin and no member of the Remuneration Committee has ever served as an officer of Amarin. None of our executive officers served as a member of the compensation committee (or other committee of the board of directors serving the compensation function or, in the absence of any such committee, the entire board of directors) of another entity where such entity’s executive officers served on our Remuneration Committee. Moreover, none of our executive officers served as a member of the board of directors or compensation committee (or other committee of the board of directors serving the compensation function or, in the absence of any such committee, the entire board of directors) of another entity where such entity’s executive officers served on our Board or Remuneration Committee.

REMUNERATION COMMITTEE REPORT

The Remuneration Committee of the Board of Directors has reviewed and discussed the Executive Compensation Discussion and Analysis contained in this Amendment with management. Based on such review and discussion, we have recommended to the Board of Directors that the Executive Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Remuneration Committee of the Board of Directors

David Stack (Chairman)

Jan van Heek

Kristine Peterson

2019 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended indicated.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
John F. Thero	2019	697,067	—	3,645,607	3,944,907	635,250	6,712	8,929,543
President and Chief Executive Officer	2018	660,383	—	1,409,800	1,405,914	722,970	6,712	4,205,779
	2017	609,175	26,088	1,098,540	1,160,461	513,912	6,612	3,414,788

Joseph T. Kennedy	2019	480,083	60,000	1,487,934	697,694	250,905	6,712	2.983,328
Executive Vice President, General Counsel and Strategic Initiatives, Secretary	2018	461,175	—	296,400	294,788	304,251	6,712	1,363,326
	2017	447,533	11,007	330,480	348,138	320,136	6,612	1,463,906

Steven B. Ketchum, Ph.D.	2019	480,083	—	1,487,934	697,694	350,905	6,712	3,023,328

President of Research and Development, Senior Vice President and Chief Scientific Officer	2018	461,175	—	296,400	294,788	270,446	6,712	1,329,521
	2017	447,533	9,717	266,220	280,621	194,330	6,612	1,205,033

Michael W. Kalb	2019	438,058	—	1,487,934	697,694	227,832	6,712	2,858,230
Senior Vice President and Chief Financial Officer, Assistant Secretary	2018	423,367	—	296,400	294,788	246,152	6,712	1,267,419
	2017	411,000	8,899	266,220	280,621	177,984	6,612	1,151,336

Aaron D. Berg	2019	438,058	—	1,487,934	697,694	228,820	6,712	2,859,218
Senior Vice President and Chief Commercial Officer

(1)

The amounts reported in the “Bonus” column for 2019 and 2017 consist of discretionary cash bonuses awarded under the MICP for exceptional performance in 2019 and 2017, respectively. The amount reported for Mr. Berg for 2018 represents a one-time transition bonus upon being appointed Chief Commercial Officer.

(2)

This column reflects the aggregate grant date fair value of time- and performance-based vesting restricted stock unit awards granted in each year calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures, related to service-based vesting. For performance-based restricted stock units, the value reported reflects the value of the award at the grant date based upon the probable outcome of the performance conditions. For the performance-based restricted stock units granted in 2019, the grant date fair value of each such award included in the table assuming the probable outcome of the performance conditions (which is assumed to be the maximum level of achievement) is $843,500. For the performance-based restricted stock units granted to Mr. Thero in 2018, as achievement of the performance criteria was deemed not probable on the grant date, the grant date fair value of such award included in the table is $0. The value of Mr. Thero’s 2018 performance-based restricted stock units, assuming that the highest level of performance conditions will be achieved, is $3,559,900. For the performance-based restricted stock units granted in 2017, as achievement of the performance criteria was deemed not probable on the grant date, the grant date fair value of each such award included in the table for each was $0. The value of the 2017 performance-based restricted stock units, assuming that the highest level of performance conditions will be achieved, is $795,600 for Mr. Kennedy and $673,200 for each of Dr. Ketchum, Mr. Kalb, and Mr. Berg. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

(3)

This column reflects the aggregate grant date fair value of time-based stock option awards granted in each year and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

(4)

This column reflects payments made under the MICP and special incentive bonus programs in respect of the year earned. See the discussion regarding annual and special incentive compensation in “Executive Compensation Discussion and Analysis” for further information regarding the performance measures.

(5)	The amounts included in this column represent company-paid match of 401(k) contributions and life insurance premiums.

Narrative to the Summary Compensation Table

The amounts reported in the Summary Compensation Table, including base salary, stock awards, option awards, and payments made under the MICP, are described more fully under “Executive Compensation Discussion and Analysis.”

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based option awards to the named executive officers during fiscal year 2019:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(1)
John F. Thero	2/1/2019	302,500	(2)	16.87	3,944,907
Joseph T. Kennedy	2/1/2019	53,500	(2)	16.87	697,694
Steven B. Ketchum, Ph.D.	2/1/2019	53,500	(2)	16.87	697,694
Michael W. Kalb	2/1/2019	53,500	(2)	16.87	697,694
Aaron D. Berg	2/1/2019	53,500	(2)	16.87	697,694
(1)

This column reflects the aggregate grant date fair value of option awards granted in 2019, and is calculated in accordance with FASB ASC 718, using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

(2)	These options vest quarterly in equal installments over 16 quarters beginning May 15, 2019.

The following table sets forth certain information regarding grants of plan-based restricted stock unit awards subject to time-based vesting to the named executive officers during fiscal year 2019:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards ($)(1)
John F. Thero	2/1/2019	216,100	(2)	3,645,607
Joseph T. Kennedy	2/1/2019	38,200	(2)	644,434
Steven B. Ketchum, Ph.D.	2/1/2019	38,200	(2)	644,434
Michael W. Kalb	2/1/2019	38,200	(2)	644,434
Aaron D. Berg	2/1/2019	38,200	(2)	644,434
(1)

This column reflects the aggregate grant date fair value of time-based restricted stock unit awards granted in 2019, calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

(2)	These restricted stock unit awards vest in three equal annual installments on each of January 31, 2020, January 31, 2021 and January 31, 2022.

The following table sets forth certain information regarding grants of plan-based restricted stock unit awards subject to performance-based vesting to the named executive officers during fiscal year 2019:

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Target (#)(1)		Grant Date Fair Value of Stock Awards ($)(2)
John F. Thero	—	—		—
Joseph T. Kennedy	2/1/2019	50,000	(3)	843,500
Steven B. Ketchum, Ph.D.	2/1/2019	50,000	(3)	843,500
Michael W. Kalb	2/1/2019	50,000	(3)	843,500
Aaron D. Berg	2/1/2019	50,000	(3)	843,500

(1)	There is no threshold for these awards and the target equates to the maximum.
(2)

This column reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718 assuming the probable outcome of the performance condition on the grant date, which was assumed to be maximum achievement of such condition.

(3)

This amount represents restricted stock unit awards that vest and are earned only if a pre-defined commercial sales milestone is achieved by December 31, 2022. To date, the pre-defined commercial sales milestone has not been achieved and, as a result, none of the restricted stock units have vested.

The following table sets forth certain information regarding grants of non-equity incentive plan-based awards to the named executive officers during fiscal year 2019:

		Estimated Future Payouts Under
		Non-Equity Incentive Plan
		Awards ($)
Name	Grant Date	Target(1)		Maximum(1)
John F. Thero	—	525,000	(1)	1,575,000	(1)
Joseph T. Kennedy	—	216,765	(1)	541,913	(1)
Steven B. Ketchum, Ph.D.	—	216,765	(1)	541,913	(1)
	5/20/2019	100,000	(2)	100,000	(2)
Michael W. Kalb	—	197,685	(1)	494,213	(1)
Aaron D. Berg	—	197,685	(1)	494,213	(1)

(1)

The amounts in the “Target” and “Maximum” columns reflect the potential payouts under the 2019 MICP. The amounts in the “Maximum” column represent the amounts that could be earned if all corporate performance, individual performance and pre-defined stretch goals under the 2019 MICP are achieved. Actual bonuses awarded to the individuals were based on achievement of objectives, as discussed in the “Executive Compensation Discussion and Analysis” section above.

(2)

The amounts in the “Target” and “Maximum” columns reflect the potential payout under the sNDA approval special incentive bonus program, as discussed in the “Executive Compensation Discussion and Analysis” section above. In January 2020, the Remuneration Committee approved the achievement and payout of $100,000 for Dr. Ketchum.

Option Exercises and Stock Vested

The following table sets forth the number of shares acquired by the named executive officers upon the exercise of stock options and vesting of restricted stock units in fiscal year 2019 as well as the value realized upon exercise or vesting. The value realized represents the aggregate difference between the fair market value of shares on the dates of exercise or vesting and the exercise prices, if any, multiplied by the number of shares acquired upon exercise or vesting, prior to payment of any applicable withholding taxes.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John F. Thero	191,997	2,787,458	1,703,584	25,842,145
Joseph T. Kennedy	990,777	12,402,954	395,040	6,514,313
Steven B. Ketchum, Ph.D.	84,167	1,545,950	281,166	4,250,237
Michael W. Kalb	425,000	6,742,863	55,000	931,700
Aaron D. Berg	338,648	5,433,272	281,166	4,295,997

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding stock option awards at December 31, 2019 for our named executive officers:

	Number of Securities Underlying Unexercised Options		Option Exercise Price ($/Sh)	Option Expiration Date
Name	Exercisable (#)	Unexercisable (#)
John F. Thero	750,000	—	3.40	11/10/2020
	83,230	—	8.86	2/1/2022
	52,500	—	8.10	1/2/2023
	558,475	—	2.04	1/8/2024

	293,628	—		1.02	2/2/2025
	600,000	—		2.50	7/6/2025
	400,000	—		2.50	7/6/2025
	363,400	—		2.50	7/6/2025
	538,550	11,450	(1)	1.40	2/1/2026
	401,044	148,956	(2)	2.95	2/1/2027
	267,375	290,625	(3)	3.80	2/1/2028
	56,719	245,781	(4)	16.87	2/1/2029
Joseph T. Kennedy	15,624	2,604	(1)	1.40	2/1/2026
	20,623	44,687	(2)	2.95	2/1/2027
	14,623	60,937	(3)	3.80	2/1/2028
	10,032	43,468	(4)	16.87	2/1/2029
Steven B. Ketchum, Ph.D.	25,389	—		1.02	2/2/2025
	8,332	—		2.50	7/6/2025
	52,938	—		2.50	7/6/2025
	22,500	—		2.50	7/6/2025
	194,000	—		2.50	7/6/2025
	20,832	2,604	(1)	1.40	2/1/2026
	22,667	36,020	(2)	2.95	2/1/2027
	56,063	60,937	(3)	3.80	2/1/2028
	10,032	43,468	(4)	16.87	2/1/2029
Michael W. Kalb	71,876	78,124	(5)	2.19	7/1/2026
	27,980	36,020	(2)	2.95	2/1/2027
	25,063	60,937	(3)	3.80	2/1/2028
	10,032	43,468	(4)	16.87	2/1/2029
Aaron D. Berg	3,906	—		1.02	2/2/2025
	49,998	—		2.50	7/6/2025
	33,854	2,604	(1)	1.40	2/1/2026
	33,250	36,020	(2)	2.95	2/1/2027
	17,065	70,685	(6)	2.80	5/1/2028
	10,032	43,468	(4)	16.87	2/1/2029
(1)	The shares underlying these stock options vest monthly over 48 months beginning February 28, 2016.
(2)	The shares underlying these stock options vest monthly over 48 months beginning February 28, 2017.
(3)	The shares underlying these stock options vest monthly over 48 months beginning February 28, 2018.
(4)	The shares underlying these stock options vest quarterly over 16 quarters beginning May 15, 2019.
(5)	Twenty-five percent (25%) of the shares underlying this stock option vested on June 30, 2017, and the remaining 75% of the shares underlying this option vest ratably over the next 36 months.
(6)	Twenty-five percent (25%) of the shares underlying this stock option vested on May 1, 2019, and the remaining 75% of the shares underlying this option vest ratably over the next 36 months.

The following table shows information regarding outstanding restricted stock unit awards at December 31, 2019, for our named executive officers:

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
John F. Thero	119,666	(2)	2,565,639	—	—

	247,333	(3)	5,302,820	—		—
	216,100	(4)	4,633,184	—		—
	—		—	970,000	(5)	20,796,800
Joseph T. Kennedy	36,000	(2)	771,840	—		—
	52,000	(3)	1,114,880	—		—
	38,200	(4)	819,008	—		—
	—		—	260,000	(5)	5,574,400
	—		—	50,000	(6)	1,072,000
Steven B. Ketchum, Ph.D.	29,000	(2)	621,760	—		—
	52,000	(3)	1,114,880	—		—
	38,200	(4)	819,008	—		—
	—		—	220,000	(5)	4,716,800
				50,000	(6)	1,072,000
Michael W. Kalb	29,000	(2)	621,760	—		—
	52,000	(3)	1,114,880	—		—
	38,200	(4)	819,008	—		—
	—		—	220,000	(5)	4,716,800
				50,000	(6)	1,072,000
Aaron D. Berg	29,000	(2)	621,760	—		—
	52,000	(7)	1,114,880	—		—
	38,200	(4)	819,008	—		—
	—		—	220,000	(5)	4,716,800
				50,000	(6)	1,072,000
(1)

The market value of the restricted stock unit awards represents the product of the closing price of Amarin stock as of December 31, 2019, the last trading day of the year, which was $21.44, and the number of shares underlying each such award and, with respect to performance-based awards, assumes satisfaction of the applicable performance criteria.

(2)	These restricted stock unit awards vest in equal annual installments over three years, commencing January 31, 2018. Amount unvested at December 31, 2019 represents the third and final vesting tranche.
(3)	These restricted stock unit awards vest in equal annual installments over three years, commencing January 31, 2019. Amount unvested at December 31, 2019 represents the remaining two vesting tranches.
(4)	These restricted stock unit awards vest in equal annual installments over three years, commencing January 31, 2020.
(5)

These restricted stock unit awards vest ratably in 36 equal monthly installments, commencing September 30, 2018, but are deferred unless and until, and are subject to the achievement of, certain financial and clinical performance milestones, such that upon the achievement of the clinical milestone together with each individual financial milestone, the shares underlying the restricted stock units awards for the related grant shall be vested to the extent they would have vested on a monthly basis without regard to the requirement for achievement of the performance criteria and will continue to vest monthly thereafter. To date, the clinical performance milestone has been achieved and the financial performance milestones related to 50% of the total award were deemed achieved on February 25, 2020 pursuant to reporting of audited net product revenues for 2019 exceeding $400 million. Therefore, to date, 255,974 restricted stock units have vested for Mr. Thero, 68,618 restricted stock units have vested for Mr. Kennedy, and 58,060 restricted stock units have vested for each of Dr. Ketchum, Mr. Kalb, and Mr. Berg, representing 19 out of the 36 months of vesting. Such fully-achieved awards will continue to vest ratably over the remaining vesting period subject to continued employment. The performance milestone related to the remaining 50% of the award has not yet been achieved and, as such, no awards related to that milestone have vested; such tranche has not lapsed as a result of achieving the tranches.

(6)	These restricted stock unit awards vest upon achievement of a certain financial performance goal. To date, the specified criterion has not been achieved.
(7)	These restricted stock unit awards vest in equal annual installments over three years, commencing May 1, 2019. Amount unvested at December 31, 2019 represents the remaining two vesting tranches.

Pension Benefits

We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or defined benefit retirement plan sponsored by us during fiscal year 2019.

Nonqualified Deferred Compensation

During fiscal year 2019, our named executive officers did not contribute to, or earn any amount with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment, Change of Control and Severance Arrangements

We have entered into employment agreements or arrangements with each of our named executive officers. These agreements set forth the individual’s base salary, bonus compensation, equity compensation and other employee benefits, which are described above in the “Executive Compensation Discussion and Analysis”. In addition, these agreements provide for severance payments and benefits upon a termination of employment under certain circumstances, as described below.

John F. Thero

In the event that Mr. Thero’s employment is terminated by the Company without cause or he resigns for good reason, he will be entitled to severance as follows: continuation of base salary for twelve (12) months; continuation of group health plan benefits for up to twelve (12) months to the extent authorized by and consistent with 29 U.S.C. § 1161 et seq. (commonly known as “COBRA”) with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Thero as in effect on the date of termination; and twelve (12) months of accelerated vesting of all outstanding equity incentive awards to the extent subject to time-based vesting. In lieu of the foregoing, if Mr. Thero’s employment is terminated by the Company without cause or he resigns for good reason, in either case, within twenty-four (24) months following a change of control, he will be entitled to severance as follows: continuation of base salary for eighteen (18) months; continuation of group health plan benefits for up to eighteen (18) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Thero as in effect on the date of termination; a lump sum cash payment equal to the full target annual performance bonus for the year during which the termination occurred; and 100% acceleration of vesting of all outstanding equity incentive awards.  Receipt of the severance payments and benefits is subject to the execution and effectiveness of a separation agreement in a form acceptable to the Company which shall include a release of claims against the Company and related persons and entities.

Joseph T. Kennedy

In the event that Mr. Kennedy’s employment is terminated by the Company without cause, he will be entitled to severance as follows: continuation of base salary for six (6) months; continuation of group health plan benefits for up to six (6) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Kennedy as in effect on the date of termination; and six (6) months of accelerated vesting of all outstanding equity incentive awards to the extent subject to time-based vesting. In lieu of the foregoing, if Mr. Kennedy’s employment is terminated by the Company without cause or he resigns for good reason, in either case, within twenty-four (24) months following a change of control, then he will be entitled to severance as follows: continuation of base salary for twelve (12) months; continuation of group health plan benefits for up to twelve (12) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Kennedy as in effect on the date of termination; a lump sum cash payment equal to the full target annual performance bonus for the year during which the termination occurred; and 100% acceleration of vesting of all outstanding equity incentive awards. Receipt of the severance payments and benefits is subject to the execution and effectiveness of a separation agreement in a form acceptable to the Company which shall include a release of claims against the Company and related persons and entities.

Steven B. Ketchum, Ph.D.

In the event that Dr. Ketchum’s employment is terminated by the Company without cause, he will be entitled to severance as follows: continuation of base salary for six (6) months; continuation of group health plan benefits for up to six (6) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Dr. Ketchum as in effect on the date of termination; and six (6) months of accelerated vesting of all outstanding equity incentive awards to the extent subject to time-based vesting. In lieu of the foregoing, if Dr. Ketchum’s employment is terminated by the Company without cause or he resigns for good reason, in either case, within twenty-four (24) months following a change of control, then he will be entitled to severance as follows: continuation of base salary for twelve (12) months; continuation of group health plan benefits for up to twelve (12) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Dr. Ketchum as in effect on the date of termination; a lump sum cash payment equal to the full target annual performance bonus for the year during which the termination occurred; and 100% acceleration of vesting of all outstanding equity incentive awards. Receipt of the severance payments and benefits is subject to the execution and effectiveness of a separation agreement in a form acceptable to the Company which shall include a release of claims against the Company and related persons and entities.

Michael W. Kalb

In the event that Mr. Kalb’s employment is terminated by the Company without cause, he will be entitled to severance as follows: continuation of base salary for six (6) months; continuation of group health plan benefits for up to six (6) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Kalb as in effect on the date of termination; and six (6) months of accelerated vesting on all outstanding equity incentive awards to the extent subject to time-based vesting. In lieu of the foregoing, in the event that Mr. Kalb is terminated without cause or he resigns for good reason, in either case, within twenty-four (24) months following a change of control, he will be entitled to severance as follows: continuation of base salary for twelve (12) months; continuation of group health plan benefits for up to twelve (12) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Kalb as in effect on the date of termination; a lump sum cash payment equal to the full target annual performance bonus for the year during which the termination occurred; and 100% acceleration of vesting on all outstanding equity incentive awards. Receipt of the severance payments and benefits is subject to the execution and effectiveness of a separation agreement in a form acceptable to the Company which shall include a release of claims against the Company and related persons and entities.

Aaron D. Berg

In the event that Mr. Berg’s employment is terminated by the Company without cause, he will be entitled to severance as follows: continuation of base salary for six (6) months; continuation of group health plan benefits for up to six (6) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Berg as in effect on the date of termination; and six (6) months of accelerated vesting of all outstanding equity incentive awards to the extent subject to time-based vesting. In lieu of the foregoing, if Mr. Berg’s employment is terminated by the Company without cause or he resigns for good reason, in either case, within twenty-four (24) months following a change of control, then he will be entitled to severance as follows: continuation of base salary for twelve (12) months; continuation of group health plan benefits for up to twelve (12) months to the extent authorized by and consistent with COBRA with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and Mr. Berg as in effect on the date of termination; a lump sum cash payment equal to the full target annual performance bonus for the year during which the termination occurred; and 100% acceleration of vesting of all outstanding equity incentive awards. Receipt of the severance payments and benefits is subject to the execution and effectiveness of a separation agreement in a form acceptable to the Company which shall include a release of claims against the Company and related persons and entities.

Potential Payments upon Termination or Change in Control

The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated without cause or for good reason within twenty-four (24) months following a change of control and such termination occurred on December 31, 2019, the last business day of fiscal year 2019.

Name	Base Salary ($)	Bonus Payment ($)	Accelerated Vesting of Options(1) ($)	Accelerated Vesting of RSUs(2) ($)	Continuation of Health Benefits ($)	Total ($)
John F. Thero	1,050,000	525,000	9,233,499	33,298,443	33,000	44,139,942
Joseph T. Kennedy	481,700	216,765	2,152,024	9,352,128	32,000	12,234,617
Steven B. Ketchum, Ph.D.	481,700	216,765	1,991,771	8,344,448	32,000	11,066,684
Michael W. Kalb	439,300	197,685	3,443,474	8,344,448	32,000	12,456,907
Aaron D. Berg	439,300	197,685	2,234,411	8,344,448	33,000	11,248,844
(1)

The value of the accelerated vesting of options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on December 31, 2019 ($21.44), multiplied by the number of shares that would have been accelerated upon a termination occurring on December 31, 2019.

(2)

The value of the accelerated vesting of restricted stock units equals the closing price per share of our ADSs on December 31, 2019 ($21.44) multiplied by the number of restricted stock units that would have been accelerated upon a termination occurring on December 31, 2019. Included in these amounts are amounts related to performance-based restricted stock units that would vest upon a change in control of $20,796,800 for Mr. Thero, $6,646,400 for Mr. Kennedy, and $5,788,800 for each of Dr. Ketchum, Mr. Kalb, and Mr. Berg.

The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated by the Company without cause (and, in the case of Mr. Thero, he resigned for good reason) other than within twenty-four (24) months following change of control and assuming such termination occurred on December 31, 2019, the last business day of fiscal year 2019.

Name	Base Salary ($)	Bonus Payment ($)	Accelerated Vesting of Options(1) ($)	Accelerated Vesting of Time-Based RSUs(2) ($)	Continuation of Health Benefits ($)	Total ($)
John F. Thero	700,000	—	5,578,330	6,761,468	22,000	13,061,798
Joseph T. Kennedy	240,850	—	722,157	1,602,297	16,000	2,581,304
Steven B. Ketchum, Ph.D.	240,850	—	648,160	1,452,217	16,000	2,357,227
Michael W. Kalb	219,650	—	2,099,863	1,452,217	16,000	3,787,730
Aaron D. Berg	219,650	—	662,713	1,452,217	16,500	2,351,080
(1)

The value of the accelerated vesting of time-based options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on December 31, 2019 ($21.44), multiplied by the number of shares that would have been accelerated upon termination.

(2)

The value of the accelerated vesting of time-based restricted stock units equals the closing price per share of our ADSs on December 31, 2019 ($21.44) multiplied by the number of time-based restricted stock units that would have been accelerated upon termination.

Chief Executive Officer Pay Ratio

Pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principal executive officer (“PEO”). The PEO of our Company is John F. Thero.

We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create shareholder value. The purpose of the new required disclosure is to provide a measure of pay equity within the organization. We are committed to internal pay equity, and our Remuneration Committee monitors the relationship between the pay our PEO receives and the pay our non-executive employees receive.

As illustrated in the table below, our 2019 PEO to median employee pay ratio was approximately 78:1.

PEO 2019 Compensation	$8,929,543
Median Employee 2019 Compensation	$114,760
Ratio of PEO to Median Employee Compensation	78:1

We identified the median employee using annualized base salary for 2019, bonus(es) earned in 2019, and aggregate grant date fair values for equity awards granted in 2019 for all individuals who were employed by us on December 31, 2019, the last day of our fiscal year (whether employed on a full-time or part-time basis). Employees on leave of absence were excluded from the list and reportable wages were annualized for those permanent full-time or part-time employees who were not employed for the full calendar year.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

DIRECTOR COMPENSATION

Non-Employee Director Compensation

Upon recommendation of the Remuneration Committee, the Board approved an amended non-employee director compensation program effective December 10, 2012, as most recently amended on January 31, 2019. The amended non-employee director compensation program was intended to approximate the 50th percentile of non-employee director compensation within the Company’s peer group. A summary of the non-employee director compensation arrangements for fiscal year 2019 is set forth below.

Retainer ($)
Annual Board Retainer Fee:
Non-Executive Chairman	95,000
All non-employee directors	55,000
Annual Chairman Retainer Fees:*
Audit Committee Chairman	20,000
Remuneration Committee Chairman	20,000
Nominating and Corporate Governance Committee Chairman	10,000
Annual Committee Member Retainer Fees:*
Audit Committee	10,000
Remuneration Committee	10,000
Nominating and Corporate Governance Committee	5,000

*	These fees are in addition to the Annual Board Retainer Fee, as applicable.

The annual retainers are paid in equal installments in arrears within 30 days of the end of each calendar quarter, or upon the earlier resignation or removal of the non-employee director. For non-employee directors who join the Board during the calendar year, annual retainers are prorated based on the number of calendar days served by such director in the calendar year.

Non-employee directors are given an annual election option, which option is to be exercised within ten calendar days of the end of each quarter, of receiving their annual retainers in the form of either (i) cash or (ii) unregistered non-ADR ordinary shares, with any such issuances to be priced at the greater of (i) the closing price of the Company’s ADSs on Nasdaq on the date which is ten calendar days after the end of each quarter or (ii) £0.50 per share (i.e., par value per ordinary share).

In addition, upon their initial appointment to the Board, non-employee directors receive equity awards with a grant date fair value of $375,000, split equally in value between option awards and restricted stock units. The option awards vest in full upon the one-year anniversary of the date of grant. The restricted stock units are subject to deferred settlement upon the director’s separation of service with the Company (“DSUs”) and vest in equal installments over three years on each anniversary of the date of grant. The grant date for such awards is date of initial appointment, and the exercise price of any option award is equal to the closing market price on Nasdaq of the ADSs representing the Company’s Ordinary Shares on such date. In addition, for so long as the non-employee director remains on the Board, the non-employee director receives annual equity awards with a grant date fair value of $250,000, split equally in value between option awards and DSUs. Such option awards vest in full upon the earlier of the one-year anniversary of the date of grant or the annual general meeting of shareholders in such anniversary year. Such DSUs vest in equal annual installments over three years, in each case upon the earlier of the anniversary of the date of grant or the annual general meeting of shareholders in such anniversary year.

In addition, a Non-Executive Chairman of the Board that continues on the Board following the Company’s annual general meeting of shareholders (and who was not first elected to the Board at such meeting) is eligible to receive an annual equity award with a grant date fair value of $20,000, split equally in value between option awards and DSUs. Such awards have a grant date, vesting schedule and exercise price identical to other annual equity awards.

All equity awards are made pursuant to the terms of the Company’s 2011 Stock Incentive Plan, as amended and in effect from time to time. In the event of a change of control (as defined in the 2011 Stock Incentive Plan), all option awards and DSUs shall immediately become fully vested.

Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings.

On May 20, 2019, the Company awarded options representing the right to purchase 9,658 ordinary shares and 7,428 restricted stock units to each of Mr. O’Sullivan, Ms. Peterson, Mr. Stack, Mr. van Heek and Mr. Zakrzewski in connection with their service on the Board. The options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s 2020 Annual General Meeting, while the restricted stock units vest in equal annual installments over three years, in each case upon the earlier of the anniversary of the grant date or the annual general meeting of shareholders in such anniversary year, commencing in 2020. The total grant-date fair value of each of these awards is $125,034 and $125,013, respectively, based on a closing price of $16.83 on Nasdaq of the ADSs representing the Company’s Ordinary Shares on the date of grant.

In addition, on May 20, 2019, the Company awarded an option to purchase 10,431 ordinary shares and 8,023 restricted stock units to Dr. Ekman in connection with his service on the Board and as Non-Executive Chairman of the Board. The option vests in full upon the earlier of the one-year anniversary of the grant date or the Company’s 2020 Annual General Meeting, while the restricted stock units vest in equal annual installments over three years, in each case upon the earlier of the anniversary of the date of grant or the annual general meeting of shareholders in such anniversary year, commencing in 2020. The total grant-date fair value of each of these awards is $135,042 and $135,027, respectively, based on a closing price of $16.83 on Nasdaq of the ADSs representing the Company’s Ordinary Shares on the date of grant.

Director Compensation Table

The following table shows the compensation paid in fiscal year 2019 to the Company’s non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total ($)
Lars G. Ekman, M.D., Ph.D.	100,000	135,027	135,042	370,069
Patrick J. O’Sullivan	75,000	125,013	125,034	325,047
Kristine Peterson	75,000	125,013	125,034	325,047
David Stack	75,000	125,013	125,034	325,047
Jan van Heek	85,000	125,013	125,034	335,047
Joseph S. Zakrzewski	60,000	125,013	125,034	310,047

(1)

The value of the stock awards reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

(2)

The value of the option awards reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718 using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

	Unexercised Unvested	Unexercised Vested	Unvested Stock	Vested but Deferred
	Stock Options	Stock Options	Awards	Stock Awards
Lars G. Ekman, M.D., Ph.D.	10,431	—	36,860	149,369
Patrick J. O’Sullivan	9,658	254,468	33,098	132,237
Kristine Peterson	9,658	165,968	33,098	132,237
David Stack	9,658	—	33,098	132,237
Jan van Heek	9,658	122,121	33,098	132,237
Joseph S. Zakrzewski	9,658	704,510	33,098	123,237

In March 2013, our Board established Stock Ownership Guidelines for its non-employee directors. The guidelines require that each non-employee director maintain an equity interest in the Company at least equal to three times the amount of such director’s annual cash retainer. Equity interests that count toward the satisfaction of the ownership guidelines include the value of Ordinary Shares beneficially owned (other than unvested restricted stock) or issuable upon the settlement of vested restricted stock units. Non-employee directors have five years from the date of the commencement of their appointment as a director to attain these ownership levels. If a non-employee director does not meet the applicable guideline by the end of the five-year period, the director is required to hold a minimum of 50% to 100% of the shares received upon the exercise or vesting of any future equity awards until the applicable guideline is met, net of shares sold or withheld to exercise stock options and pay withholding taxes. The Remuneration Committee, however, may make exceptions for any director on whom this requirement could impose a financial hardship. As of the date of this Amendment, all of the Company’s non-employee directors have satisfied these ownership guidelines, or have time to do so.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 of the Exchange Act) of our outstanding Ordinary Shares for (i) each of our directors, (ii) each of our “named executive officers,” as defined in Executive Compensation Discussion and Analysis below, (iii) all of our directors and executive officers as a group, and (iv) persons known to us to beneficially hold more than 5% of our outstanding Ordinary Shares. Unless otherwise noted, the following information is presented as of March 31, 2020.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to our Ordinary Shares. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, Ordinary Shares issuable under stock options, warrants, or other convertible securities that are vested or exercisable within 60 days of March 31, 2020 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, warrant(s) or other convertible securities, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over their Ordinary Shares, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of each person listed on the table is c/o Amarin Pharma, Inc., 440 US Highway 22, Bridgewater, New Jersey 08807.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percent of Class(2)
Greater than 5% Holders:
Baker Bros. Advisors LP. (3)	34,496,685	9.54

Current directors and named executive officers:
John F. Thero(4)	7,030,524	1.92
Lars G. Ekman, M.D., Ph.D.(5)	10,431	*
Kristine Peterson(6)	175,626	*
Jan van Heek(7)	145,947	*
Patrick J. O’Sullivan(8)	264,126	*
David Stack(9)	9,658	*
Joseph S. Zakrzewski(10)	498,715	*
Joseph T. Kennedy(11)	300,456	*
Steven B. Ketchum, Ph.D.(12)	969,528	*
Michael W. Kalb(13)	322,149	*
Aaron D. Berg(14)	406,207	*
All current directors and executive officers as a group (11 persons)	10,133,367	2.75
*	Represents beneficial ownership of less than one percent.
(1)	Represents Ordinary Shares, or Shares, held as of March 31, 2020, plus Shares that may be acquired upon exercise of options exercisable within 60 days of March 31, 2020.
(2)

Based on 361,707,982 Ordinary Shares outstanding as of March 31, 2020. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise or conversion of all options exercisable within 60 days of March 31, 2020 held by such person and the non-exercise and non-conversion of all outstanding options held by all other persons.

(3)

Based on information provided in a Schedule 13G/A filed by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker on February 14, 2020. Consists of (i) 3,213,372 Shares held by 667, L.P. and (ii) 31,283,313 Shares held by Baker Brothers Life Sciences, L.P. (collectively with 667, L.P., the “Baker Funds”). The number of Shares reported herein excludes the Shares issuable upon conversion of Series A Preference Shares of the Company held by the Baker Funds. The Series A Preference Shares are only convertible to the extent that the holders thereof together with their affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 4.99% of the outstanding Ordinary Shares or ADS of the Company after conversion (“Series A Beneficial Ownership Limitation”). By written notice to the Company, Baker Funds may from time to time increase or decrease the Series A Beneficial Ownership Limitation applicable to each fund to any other percentage not in excess of 19.9%. Any such increase will not be effective until the 61st day after such notice is delivered to the Company. Baker Bros. Advisors LP is the investment advisor to Baker Funds and has sole voting and investment power with respect to the shares held by Baker Funds. Baker Bros. Advisors (GP) LLC is the sole general partner of Baker Bros. Advisors LP. The managing members of Baker Bros. Advisors (GP) LLC are Julian C. Baker and Felix J. Baker. Julian C. Baker and Felix J. Baker disclaim beneficial ownership of all shares except to the extent of their pecuniary interest. The address for each of these entities is 860 Washington Street, 3rd Floor, New York, NY 10014.

(4)

Includes 2,488,611 Shares directly owned, 4,528,441 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020 and 13,472 Shares issuable upon the vesting of restricted stock unit awards (“RSUs”) within 60 days of March 31, 2020.

(5)	Includes 10,431 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020.
(6)	Includes 175,626 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020.
(7)	Includes 14,168 Shares directly owned and 131,779 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020.
(8)	Includes 264,126 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020.
(9)	Includes 9,658 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020.
(10)	Includes 84,547 Shares directly owned and 414,168 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020.
(11)

Includes 197,119 Shares directly owned, 99,727 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020 and 3,610 Shares issuable upon the vesting of RSUs within 60 days of March 31, 2020.

(12)

Includes 517,562 Shares directly owned, 448,910 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020 and 3,056 Shares issuable upon the vesting of RSUs within 60 days of March 31, 2020.

(13)

Includes 85,485 Shares directly owned, 233,608 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020 and 3,056 Shares issuable upon the vesting of RSUs within 60 days of March 31, 2020.

(14)

Includes 190,455 Shares directly owned, 186,696 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2020 and 29,056 Shares issuable upon the vesting of RSUs within 60 days of March 31, 2020.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to the shares of our common stock that may be issued under the Amarin Corporation plc Stock Incentive Plan (the “2011 Plan”) and the Amarin Corporation plc 2017 Employee Stock Purchase Plan (the “ESPP”)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	22,540,194 (1)	$6.43 (2)	10,415,740 (3)
Equity compensation plans not approved by stockholders	—	—	—
Total	22,540,194 (1)	$6.43 (2)	10,415,740 (3)
(1)	Includes 6,921,071 shares underlying outstanding restricted stock unit awards.

(2)

Represents the weighted-average exercise price of options outstanding under the 2011 Plan.  The weighted-average exercise price does not take into account restricted stock unit awards since such awards have no exercise price.

(3)	As of December 31, 2019, a total of 7,851,028 shares were reserved for issuance pursuant to the 2011 Plan and a total of 2,564,712 shares were reserved for issuance pursuant to the ESPP.

For more information on the 2011 Plan and the ESPP, see Note 11 to the Consolidated Financial Statements included in the Original Form 10-K Filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than the compensation arrangements described below under the captions “Executive Compensation” and “Director Compensation,” we are not a party to any transactions between us and certain “related parties,” which are generally considered to be our directors and executive officers, nominees for director, holders of 5% or more of our outstanding Ordinary Shares and members of their immediate families.

Related-Party Transaction Review and Approval

Our Board has adopted policies and procedures for the review and approval of related-party transactions and has delegated to our Compliance Officer the authority to review and approve the material terms of any proposed related-party transactions.

Pursuant to our Code of Business Conduct and Ethics, any transaction or relationship that reasonably could be expected to give rise to a conflict of interest should be promptly reported to the Compliance Officer. Our Compliance Officer may notify the Board or a committee thereof as deemed appropriate. Conflicts of interest may arise in the following situations: if an individual is simultaneously employed or engaged by Amarin and another business (particularly a client or business partner of Amarin); if an individual participates in any activity that enhances or supports a competitor’s position; if an individual or member of such person’s immediate family accepts a gift with the intent to improperly influence the normal business relationship between Amarin and its clients or business partners or gives to or accepts gifts from a competitor; if an individual or a member of such person’s immediate family holds a financial interest in another business (particularly a client or business partner of Amarin); and if an individual conducts business on behalf of Amarin with a business in which a family member of such individual is associated in any significant role.

Director Independence

We believe that the Company benefits from having a strong and independent Board. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company that would affect his or her exercise of independent judgment. On an annual basis, the Board reviews the independence of all directors under guidelines established by Nasdaq and in light of each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. Based on this review, the Board has made an affirmative determination that all directors, other than Mr. Thero, are independent. Mr. Thero is not independent because of his status as the Company’s President and Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

Audit Committee Pre-approval Policy and Procedures

The Audit Committee reviews and pre-approves all audit and non-audit services performed by Ernst & Young LLP (“E&Y”), our independent registered public accounting firm, as well as the fees charged for such services. All fees incurred in fiscal 2019 for services rendered by E&Y were approved in accordance with these policies. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the auditor’s independence. The Audit Committee has determined that the non-audit services performed by E&Y in the fiscal year ended December 31, 2019 were compatible with maintaining the auditor’s independence. E&Y commenced auditing our annual financial statements with the fiscal year ended December 31, 2014.

Fees for Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by E&Y for professional services rendered for the fiscal years ended December 31, 2019 and 2018. Audit fees are for services relating to the years ended December 31, 2019 and 2018 as described in (1) below and all non-audit fees are for services invoiced in 2019 and 2018.

	2019	2018
Audit Fees(1):	$1,437,507	$1,663,527
Audit-Related Fees:	$—	$—
Tax Fees(2):	$6,630	$15,394
All Other Fees:	$—	$—
Total All Fees:	$1,444,137	$1,678,921

(1)

Audit fees for 2019 include fees incurred in connection with the audit of our financial statements as of December 31, 2019, as prepared in accordance with U.S. Generally Accepted Accounting Principles, costs incurred in connection with the audit of statutory financial statements as of December 31, 2019, as prepared in accordance with International Financial Reporting Standards, and costs incurred in connection with registration statement filings.

(2)	Tax fees consist primarily of tax advisory fees and costs incurred for the preparation of tax returns and other related statutory filings.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2020

Each person whose individual signature appears below hereby authorizes and appoints John F. Thero and Michael W. Kalb, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	Director, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2020

/s/ Michael W. Kalb Michael W. Kalb	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2020

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Director	April 29, 2020

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	April 29, 2020

/s/ Kristine Peterson Kristine Peterson	Director	April 29, 2020

/s/ David Stack David Stack	Director	April 29, 2020

/s/ Jan van Heek Jan van Heek	Director	April 29, 2020

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	April 29, 2020