Form 10-Q
period 2020-03-31
AMARIN CORP PLC\UK
filed 2020-04-30
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

385,489,622 common shares were outstanding as of April 24, 2020, including 385,288,289 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 201,333 Ordinary Shares. In addition, 5,160,378 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of April 24, 2020, for a total of 390,650,000 ordinary shares and ordinary share equivalents outstanding as of April 24, 2020.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$329,045	$644,588
Restricted cash	3,910	3,907
Short-term investments	213,190	—
Accounts receivable, net	158,288	116,430
Inventory	92,121	76,769
Prepaid and other current assets	20,760	13,311
Total current assets	817,314	855,005
Property, plant and equipment, net	2,466	2,361
Long-term investments	81,519	—
Operating lease right-of-use asset	8,397	8,511
Other long-term assets	1,074	1,074
Intangible asset, net	14,898	15,258
TOTAL ASSETS	$925,668	$882,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$98,330	$49,950
Accrued expenses and other current liabilities	170,731	139,826
Debt from royalty-bearing instrument	36,978	50,130
Deferred revenue, current	4,288	2,342
Total current liabilities	310,327	242,248
Long-Term Liabilities:
Deferred revenue, long-term	17,519	18,504
Long-term operating lease liability	9,381	9,443
Other long-term liabilities	2,665	3,751
Total liabilities	339,892	273,946
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 289,317,460 shares issued and outstanding as of March 31, 2020 and December 31, 2019 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	21,850	21,850
Common stock, £0.50 par, unlimited authorized; 367,378,806 issued, 361,707,982 outstanding as of March 31, 2020; 365,014,893 issued, 360,103,901 outstanding as of December 31, 2019	270,716	269,173
Additional paid-in capital	1,774,671	1,764,317
Treasury stock; 5,670,824 shares as of March 31, 2020; 4,910,992 shares as of December 31, 2019	(49,731)	(35,900)
Accumulated deficit	(1,431,730)	(1,411,177)
Total stockholders’ equity	585,776	608,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,668	$882,209

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2020	2019
Product revenue, net	$152,204	$72,731
Licensing and royalty revenue	2,789	547
Total revenue, net	154,993	73,278
Less: Cost of goods sold	34,807	17,140
Gross margin	120,186	56,138
Operating expenses:
Selling, general and administrative	133,937	71,633
Research and development	10,278	7,242
Total operating expenses	144,215	78,875
Operating loss	(24,029)	(22,737)
Interest income (expense), net	1,208	(1,697)
Other (expense) income, net	(91)	3
Loss from operations before taxes	(22,912)	(24,431)
Income tax benefit	2,359	—
Net loss	$(20,553)	$(24,431)
Loss per share:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)
Weighted average shares:
Basic	361,136	328,712
Diluted	361,136	328,712

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Exercise of stock options	—	412,465	—	—	269	1,037	—	—	1,306
Vesting of restricted stock units	—	1,951,448	(759,832)	—	1,274	(1,274)	(13,831)	—	(13,831)
Stock-based compensation	—	—	—	—	—	10,591	—	—	10,591
Loss for the period	—	—	—	—	—	—	—	(20,553)	(20,553)
March 31, 2020	289,317,460	367,378,806	(5,670,824)	$21,850	$270,716	$1,774,671	$(49,731)	$(1,431,730)	$585,776

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Exercise of stock options	—	3,838,739	—	—	2,496	12,960	—	—	15,456
Vesting of restricted stock units	—	1,416,124	(526,708)	—	929	(929)	(9,080)	—	(9,080)
Stock-based compensation	—	—	—	—	—	6,596	—	—	6,596
Loss for the period	—	—	—	—	—	—	—	(24,431)	(24,431)
March 31, 2019	289,317,460	334,365,726	(3,787,558)	$21,850	$250,088	$1,301,389	$(19,493)	$(1,412,963)	$140,871

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,553)	$(24,431)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	146	6
Accretion of investments	(151)	—
Stock-based compensation	10,591	6,883
Amortization of debt discount and debt issuance costs	289	446
Amortization of intangible asset	360	161
Changes in assets and liabilities:
Accounts receivable, net	(41,858)	(12,962)
Inventory	(15,352)	(107)
Prepaid and other current assets	(7,416)	(2,389)
Other long-term assets	—	(469)
Interest receivable	(1,021)	—
Accrued interest payable	(111)	(73)
Deferred revenue	961	(547)
Accounts payable and other current liabilities	79,285	(2,238)
Other long-term liabilities	(1,033)	(2,369)
Net cash provided by (used in) operating activities	4,137	(38,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	17,077	—
Purchase of securities	(310,648)	—
Purchases of furniture, fixtures and equipment	(251)	—
Net cash used in investing activities	(293,822)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	1,306	15,456
Payment on debt from royalty-bearing instrument	(13,330)	(6,423)
Taxes paid related to stock-based awards	(13,831)	(9,080)
Net cash used in financing activities	(25,855)	(47)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(315,540)	(38,136)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	648,495	250,727
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$332,955	$212,591
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$875	$7,709
Income taxes	$—	—
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$—	$8,995

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1)	Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular health and reduce cardiovascular risk. The Company’s lead product, Vascepa® (icosapent ethyl), was first approved by the U.S. Food and Drug Administration, or FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On December 13, 2019, the FDA approved a new indication and label expansion for Vascepa based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. Vascepa is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients. Vascepa is available in the United States, or the U.S., by prescription only. In January 2013, the Company began selling and marketing 1-gram size Vascepa capsules in the United States, and in October 2016, introduced a smaller 0.5-gram capsule size.

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

In the United States, the Company sells Vascepa principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its distributors or its customers, that in turn resell Vascepa to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets Vascepa in the United States through its direct sales force. Prior to the REDUCE-IT results topline announcement in September 2018, the Company’s commercialization of Vascepa was somewhat limited. Subsequent to learning the positive cardiovascular outcomes results of the REDUCE-IT study, the Company increased its promotional efforts. Based on the positive REDUCE-IT results, in early 2019, the Company increased the size of its sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the FDA’s newly approved indication and label expansion, in early 2020 the Company completed the expansion of its direct sales force to approximately 900 sales professionals, including 800 sales representatives. In addition to promotion of Vascepa in the United States, based on REDUCE-IT, the Company has increased focus on expansion of the Company’s development efforts for Vascepa to major markets outside the United States. The Company currently has strategic collaborations to develop and commercialize Vascepa in select territories outside the United States. The Company operates in one business segment.

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generic companies in Amarin’s patent litigation related to its abbreviated new drug applications, or ANDAs, that seek FDA approval for sale of generic versions of Vascepa. The Company disagrees with the Nevada Court’s decision that its patents are invalid and are vigorously pursuing an appeal. Unless and until its appeal is successful, the Company intends to reduce the amount spent in the United States on Vascepa related education and promotion with the intention of retaining the capability to ramp-up promptly if Amarin wins upon appeal. If a generic drug company’s ANDA is approved by the FDA, and if such generic company has qualified supply available and elects to launch during the appeal process, it could be liable to the Company for damages for patent infringement if Amarin prevails on appeal. The Company could also launch a generic version of Vascepa separately from its branded version if the situation warrants such action.

Vascepa is not yet known to most healthcare professionals and generics companies rarely invest in product or disease state related market education. Furthermore, Vascepa is relatively expensive to manufacture and already sold at an affordable price as documented by third-party analysis such that saving, if any, on the price of generic Vascepa is likely to come at the expense of reduced market education and development. Thus, the Company believes that the launch of a generic version of Vascepa in the United States at this early stage in the life cycle of Vascepa is potentially harmful to patient care and discourages new product development, including for identifying and pursuing additional indications that could be treated with Vascepa.

Geographies outside the United States in which Vascepa is sold and under regulatory review are not subject to this U.S. litigation and judgment. No generic litigation is pending outside the United States. Vascepa remains available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, Vascepa has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin, together with its commercial partners in select geographies, is pursuing additional regulatory approvals for Vascepa in the European Union, China and the Middle East. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the European Medicines Agency, or EMA, near the end of 2020 and associated European Community, or EC, approval expected promptly thereafter, in addition to pending patent protection that could extend into 2033.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the 2019 Form 10-K, filed with the SEC. The balance sheet amounts at December 31, 2019 in this report were derived from the Company’s audited 2019 consolidated financial statements included in the 2019 Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the current global pandemic, COVID-19.

As of March 31, 2020, the Company had Current assets of $817.3 million, including Cash and cash equivalents of $329.0 million, Short-term investments of $213.2 million,  Accounts receivable, net, of $158.3 million and Inventory of $92.1 million. In addition, as of March 31, 2020, the Company has Long-term investments of $81.5 million. The Company’s condensed consolidated balance sheets also include a royalty-bearing instrument which is expected to be fully paid during 2020 based on projected Vascepa net revenues. As of March 31, 2020, the Company had no other debt outstanding.
(2)	Significant Accounting Policies

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

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 30 days and are stated at amounts due from customers. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of any recoveries. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The expense associated with the allowance for doubtful accounts is recognized as Selling, general, and administrative expense. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2020 and December 31, 2019:

In thousands	March 31, 2020	December 31, 2019
Gross trade accounts receivable	$189,580	$149,567
Trade allowances	(23,982)	(29,261)
Chargebacks	(6,365)	(3,876)
Allowance for doubtful accounts	(945)	—
Accounts receivable, net	$158,288	$116,430

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

The Company provides reserves for potential payments of tax to various tax authorities and does not recognize tax benefits related to uncertain tax positions and other issues. Tax benefits for uncertain tax positions are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized, assuming that the matter in question will be decided based on its technical merits. The Company’s policy is to record interest and penalties in the income tax provision, as applicable.

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or IRS, and states. The IRS has begun an examination of the Company’s 2018 U.S. income tax return in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of this audit will have a material adverse effect on its consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
In thousands	2020	2019
Net loss—basic and diluted	$(20,553)	$(24,431)
Weighted average shares outstanding—basic and diluted	361,136	328,712
Net loss per share—basic and diluted	$(0.06)	$(0.07)

For the three months ended March 31, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended March 31,
In thousands	2020	2019
Stock options	17,207	16,837
Restricted stock and restricted stock units	7,033	9,341
Preferred stock (if converted)	28,932	28,932

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term and long-term investments, in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 24%, 35%, and 32%, respectively, of gross product sales for the three months ended March 31, 2020, and represented 32%, 27%, and 30%, respectively, of the gross accounts receivable balance as of March 31, 2020. Customers A, B, and C accounted for 21%, 39%, and 29%, respectively, of gross product sales for the three months ended March 31, 2019 and represented 32%, 37%, and 21%, respectively, of the gross accounts receivable balance as of March 31,

2019. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

Concentration of Suppliers

The Company has contractual freedom to source the API for Vascepa and to procure other services supporting its supply chain and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third-party manufacturers and suppliers.

The Company cannot provide assurance that its efforts to procure uninterrupted supply of Vascepa to meet market demand will continue to be successful or that it will be able to renew current supply agreements on favorable terms or at all. Significant alteration to or disruption or termination of the Company’s current supply chain, including as a result of COVID-19, or the Company’s failure to enter into new and similar agreements in a timely fashion, if needed, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

The Company currently has manufacturing agreements with multiple independent FDA-approved API manufacturers and several independent FDA-approved API encapsulators and packagers for Vascepa manufacturing. Each of these companies has qualified and validated its manufacturing processes and is capable of manufacturing Vascepa. There can be no guarantee that these or other suppliers with which the Company may contract in the future to manufacture Vascepa or Vascepa API will remain qualified to do so to the Company’s specifications or that these and any future suppliers will have the manufacturing capacity to meet anticipated demand for Vascepa.

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

The following tables present information about the Company’s assets and liabilities as of March 31, 2020 and December 31, 2019 that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$156,655	$156,655	$—	$—
U.S. Treasury Shares	48,219	48,219	—	—
Corporate Bonds	147,472	—	147,472	—
Commercial Paper	135,173	—	135,173	—
Agency Securities	19,999	—	19,999	—
Repo Securities	12,000	—	12,000	—
Asset Backed Securities	10,021	—	10,021	—
Total	$529,539	$204,874	$324,665	$—

	December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$10,078	$10,078	$—	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consists of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s held-to-maturity investments are stated at amortized cost, which approximates fair value. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities greater than 90 days and less than twelve months are included in short-term investments on its condensed consolidated balance sheet. Those with remaining maturities in excess of twelve months are included in long-term investments on its condensed consolidated balance sheet.

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. Interest on investments is reported in interest income. The unrealized loss for the three months ended March 31, 2020 and 2019 was $0.7 million and nil, respectively.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt instruments as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt from royalty-bearing instrument	$36,660	$36,600	$49,702	$50,400

The estimated fair value of the debt from royalty-bearing instrument is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The carrying value of the debt from royalty-bearing instrument is net of the unamortized debt discounts and issuance costs as of both March 31, 2020 and December 31, 2019. The carrying value of the debt from the royalty-bearing instrument as of March 31, 2020 approximates fair value because the instrument is expected to be fully paid during 2020 based on projected Vascepa net revenues.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of March 31, 2020, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.7 and 7.0 years, (ii) coupon rates of between 6.0% and 11.5% and (iii) market yields of between 5.6% and 17.0%. As of December 31, 2019, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.9 and 7.3 years, (ii) coupon rates of between 6.0% and 11.5% and (iii) market yields of between 5.2% and 16.8%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the three months ended March 31, 2020. The Company recognized no gain or loss on change in fair value of derivative liability for the three months ended March 31, 2019.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which clarified that in collaborative arrangements where the counterparty is a customer for a good or service that is a distinct unit of account is required to be accounted for under ASC 606. The Company adopted this standard effective January 1, 2020, which did not have an impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this standard effective January 1, 2020, which did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires earlier recognition of credit losses on loans and other financial instruments held by entities, including trade receivables. The new standard requires entities to measure all expected credit losses for financial assets held at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this standard effective January 1, 2020, which did not have a material impact on the Company’s condensed consolidated financial statements.

The Company also considered the following recent accounting pronouncement which was not yet adopted as of March 31, 2020:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, among other simplifications. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption of all amendments in the same period is permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)	Intangible Asset

Intangible asset consists of the historical acquisition cost of certain technology rights for Vascepa. Upon approval by FDA on December 13, 2019 of a new indication of Vascepa, a milestone for £5 million was achieved, which resulted in the Intangible asset increasing by $8.5 million. The Intangible asset has an estimated weighted-average remaining useful life of 10.3 years. The carrying value as of March 31, 2020 and December 31, 2019 is as follows:

In thousands	March 31, 2020	December 31, 2019
Technology rights	$20,081	$20,081
Accumulated amortization	(5,183)	(4,823)
Intangible asset, net	$14,898	$15,258

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of Vascepa from suppliers that have been qualified by the FDA. Inventories as of March 31, 2020 and December 31, 2019 consist of the following:

In thousands	March 31, 2020	December 31, 2019
Raw materials	18,771	$19,455
Work in process	22,006	12,031
Finished goods	51,344	45,283
Total inventory	$92,121	$76,769

(5)	Debt

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

As of March 31, 2020, the remaining amount to be repaid to CPPIB is $38.2 million. During the three months ended March 31, 2020, the Company made repayments under the agreement of $14.2 million to CPPIB and an additional $15.2 million is scheduled to be paid in May 2020 for the first quarter of 2020. These payments, as well as additional quarterly repayments scheduled in the future, are calculated as 10% of Vascepa net revenues. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. The Company can prepay the net remaining amount at any time.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $36.7 million and $49.7 million, respectively. During the three months ended March 31, 2020, the Company recorded cash and non-cash interest expense of $0.8 million and $0.3 million, respectively, in connection with the royalty-bearing instrument. During the three months ended March 31, 2019, the Company recorded $1.2 million and $0.4 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q below for a discussion of the Company’s current legal proceedings.

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

Pursuant to the supply agreements, there is a total of approximately $167.2 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited, or Laxdale, upon receipt of marketing approval in Europe for the first indication for Vascepa (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.3 million as of March 31, 2020). Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of Vascepa (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.2 million as of March 31, 2020) for the potential market approval.

The Company has no provision for any of the obligations above since the amounts are either not paid or payable as of March 31, 2020.
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

The restricted American Depositary Shares and Series A Preference Shares were sold in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended, or the Securities Act. The Company filed a registration statement with the SEC covering the resale of the restricted American Depositary Shares and the ADSs representing ordinary shares created by the consolidation and redesignation of the Series A Preference Shares, or the Registrable Securities, on April 9, 2015, which was declared effective by the SEC on May 1, 2015. In addition, the Company agreed to use its commercially reasonable best efforts to keep the registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective, and to keep the Registration Statement free of any material misstatements or omissions, until the earlier of (a) March 11, 2017 or (b) the date on which all Registrable Securities held by Purchasers may be sold or transferred in compliance with Rule 144 under the Securities Act, without any volume or manner of sale restrictions.

As of March 31, 2020, the Company had issued 6,283,333 ADSs upon consolidation and redesignation of these Series A Preference Shares at the request of holders, such that a maximum of 28,931,746 ordinary shares remained issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of March 31, 2020, subject to certain adjustments for dilutive events.

During April 2020, at the request of certain holders, 237,713,680 Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 23,771,368 ordinary shares. As a result, a maximum of 5,160,378 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares, subject to certain adjustments for dilutive events.

Common Stock

There was no common stock activity during the three months ended March 31, 2020 and 2019 except as described in Incentive Equity Awards below. Refer to Preferred Stock above for discussion of the consolidation and redesignation of Series A Preference Shares which resulted in the issuance of ordinary shares in April 2020.

Incentive Equity Awards

As of March 31, 2020, there were an aggregate of 17,207,421 stock options and 7,033,057 restricted stock units, or RSUs, outstanding, representing approximately 4% and 2%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the three months ended March 31, 2020 and 2019, the Company issued 412,465 and 3,838,739 common shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $1.3 million during the three months ended March 31, 2020 and $15.5 million during the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, the Company issued 1,109,600 and 1,416,124 common shares, respectively, related to the vesting of RSUs, of which 406,042 and 526,708 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. During the three months ended March 31, 2020, in connection with the achievement of certain regulatory and sales performance conditions associated with the

REDUCE-IT clinical trial and subsequent revenue growth, the Company issued 841,848 common shares upon vesting of performance-based RSUs granted in 2017 and 2018, of which 353,790 shares were retained as treasury shares as settlement of employee tax obligations. These performance-based RSUs will continue to vest ratably monthly through August 2021.

On March 2, 2020 and February 3, 2020, the Company granted a total of 821,950 RSUs and 1,875,000 stock options, respectively, to employees under the Amarin Corporation plc Stock Incentive Plan, or the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period. Also on February 3, 2020, the Company granted a total of 1,253,400 RSUs to employees under the 2011 Plan that vest upon the achievement of specified sales performance conditions.

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

As of March 31, 2020 and December 31, 2019, a net payable to Kowa Pharmaceuticals America, Inc. of $7.7 million and $10.0 million, respectively, of which $5.3 million and $6.5 million, respectively, was classified as current on the condensed consolidated balance sheets, representing co-promotion fees, including accrual of the tail payments, net of reimbursable amounts incurred for samples and other marketing expenses.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2020 and 2019:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2019	$29,261	$90,997	$4,579	$3,720	$128,557
Provision related to current period sales	30,640	133,721	815	18,528	183,704
Provision related to prior period sales	—	(3,209)	—	—	(3,209)
Credits/payments made for current period sales	(6,872)	(33,927)	—	(10,820)	(51,619)
Credits/payments made for prior period sales	(29,047)	(75,738)	(145)	(3,721)	(108,651)
Balance as of March 31, 2020	$23,982	$111,844	$5,249	$7,707	$148,782

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2018	$19,495	$41,634	$2,948	$1,167	$65,244
Provision related to current period sales	15,881	70,410	418	8,286	94,995
Provision related to prior period sales	—	—	—	—	-
Credits/payments made for current period sales	(2,624)	(18,494)	—	(6,891)	(28,009)
Credits/payments made for prior period sales	(8,760)	(37,521)	(179)	(1,199)	(47,659)
Balance as of March 31, 2019	$23,992	$56,029	$3,187	$1,363	$84,571

Such net product revenue allowances and reserves are included within accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within accounts receivable, net as discussed below.

Licensing Revenue

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain rights to Vascepa for uses that are currently commercialized and under development by the Company. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in licensing revenues.

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

Upon closing of the collaboration agreement, the Company made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for the Company to pay milestone payments upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any. In January 2020, we achieved certain milestones under the agreement, resulting in payment of $1.0 million to Mochida, which was recorded as Research and development expense on the condensed consolidated statement of operations.

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

During the three months ended March 31, 2020 and 2019, the Company recognized $0.6 million and less than $0.1 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. From contract inception through March 31, 2020 and December 31, 2019, the Company recognized $3.6 million and $3.0 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $12.4 million and $13.0 million is recorded in deferred revenue as of March 31, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 14 years.

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

The Company recognized net product revenue of nil and $0.3 million as of March 31, 2020 and 2019, respectively.

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

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company received a non-refundable $2.5 million milestone payment. Following approval from Health Canada in December 2019, the Company received a non-refundable milestone payment of $2.5 million in February 2020. In addition, in January 2020 HLS obtained regulatory exclusivity from the Office of Patented Medicines and Liaison, or OPML, as a result the Company received a non-refundable $3.8 million milestone payment. In addition to the non-refundable, up-front and regulatory milestone payments just described, the Company is entitled to receive certain sales-based milestone payments of up to an additional $50.0 million, as well as tiered double-digit royalties on net sales of Vascepa in Canada.

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

The transaction price includes the $5.0 million up-front consideration, the $2.5 million milestone related to the achievement of the REDUCE-IT trial primary endpoint, the $2.5 million milestone related to obtaining approval from Health Canada and $3.8 million milestone related to obtaining regulatory exclusivity from the OPML. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2020 and 2019, the Company recognized $2.2 million and $0.4 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through March 31, 2020 and December 31, 2019, the Company has recognized $5.1 million and $2.9 million, respectively, as licensing revenue is recognized under the agreement concurrent with the support provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $8.6 million and $7.1 million is recorded in deferred revenue as of March 31, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 10 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2020:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$3,750	$(2,789)	$21,807

Three months ended March 31, 2019:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,710	$—	$(547)	$20,163

During the three months ended March 31, 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three Months Ended March 31,
Revenue recognized in the period from:	2020	2019
Amounts included in contract liability at the beginning of the period	$1,390	$547
Performance obligations satisfied in previous periods	$1,097	$—

(11)	Leases

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

On April 12, 2019 the Company entered into an Office Centre Sharing Agreement for office space in Dublin, Ireland effective May 1, 2019 was scheduled to terminate on April 30, 2020 and was extended for one additional year through April 30, 2021 and can continue to be extended automatically for successive one year periods. On July 4, 2019, the Company entered into an Office Centre Sharing Agreements effective October 1, 2019 for office space in Dublin, Ireland which terminates on September 30, 2020 and can be extended automatically for successive one year periods. These leases have been determined to be short-term leases and the Company is committed to making payments of $0.1 million during the next twelve months.

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company pays monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.1 million and $9.8 million and the operating lease right-of-use asset is $8.4 million and $8.5 million, as of March 31, 2020 and December 31, 2019, respectively. The lease expense for the three months ended March 31, 2020 and 2019 is approximately $0.4 million and $0.3 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2020:

Undiscounted lease payments ($000s)
Remainder of 2020	390
2021	1,495
2022	1,776
2023	1,809
2024	1,843
2025 and thereafter	10,910
Total undiscounted payments	$18,223
Discount Adjustments	$(8,105)
Current operating lease liability	$737
Long-term operating lease liability	$9,381

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and below under Part II, Item IA, “Risk Factors”.

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

Overview

We are a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our lead product, Vascepa® (icosapent ethyl) was first approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. On December 13, 2019 the FDA approved a new indication and label expansion for Vascepa based on the landmark results of our cardiovascular outcomes trial of Vascepa, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. Vascepa is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients.

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our Vascepa cardiovascular outcomes trial, REDUCE-IT. We announced topline results from REDUCE-IT on September 24, 2018. On November 10, 2018, we publicly presented primary results of the REDUCE-IT study at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, we publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s, or ACC, 68th Annual Scientific Session and such results and methods were concurrently published in the Journal of the American College of Cardiology. Included in such results were that Vascepa reduced total events (first and subsequent events) by 30% compared to placebo, reflecting that for every 1,000 patients treated for 5 years with Vascepa versus placebo in this trial, approximately 159 MACE would have been prevented with Vascepa.

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

The FDA granted Priority Review designation to our March 2019 supplemental new drug application, or sNDA, seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The FDA grants Priority Review designation to applications for drugs that, if approved, have the potential to offer significant improvements in the effectiveness and safety of the treatment of serious conditions. In November 2019, FDA held an Endocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, meeting to review the REDUCE-IT sNDA. The EMDAC voted unanimously (16-0) to recommend approval of an indication and label expansion for Vascepa to reduce cardiovascular events in high-risk patients based on the REDUCE-IT results. On December 13, 2019 the FDA approved a new indication and label expansion for Vascepa capsules. Vascepa is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy to reduce the risk of myocardial infarction, stroke, coronary revascularization, and unstable angina requiring hospitalization in adult patients with elevated TG, levels (≥150 mg/dL) and either established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generic companies in our patent litigation related to their abbreviated new drug applications, or ANDAs, that seek FDA approval for sale of generic versions of Vascepa. We disagree with the Nevada Court’s decision that our patents are invalid and are vigorously pursuing an appeal. Unless and until our appeal is successful, we intend to reduce the amount we spend in the United States on Vascepa related education and promotion with the intention of retaining the capability to ramp-up promptly if we win upon appeal. If a generic drug company’s ANDA is approved by the FDA, and if such generic company has qualified supply available and elects to launch during the appeal process, it could be liable to us for damages for patent infringement if we prevail on appeal. We could also launch a generic version of Vascepa separately from our branded version if the situation warrants such action. If a generic version of Vascepa is available in the market, it can be used to fill a prescription for any use of the drug. The possibility of generic competition in the near term could have, and any commercial launch of a generic version of Vascepa into the market could have, a material and adverse impact on our revenues and results of operations.

Vascepa is not yet known to most healthcare professionals and generics companies rarely invest in product or disease state related market education. Furthermore, Vascepa is relatively expensive to manufacture and already sold at an affordable price as documented by third-party analysis such that saving, if any, on the price of generic Vascepa is likely to come at the expense of reduced market education and development. Thus, we believe that the launch of a generic version of Vascepa in the United States at this early stage in the life cycle of Vascepa is potentially harmful to patient care and discourages new product development, including identifying and pursuing additional indications that could be treated with Vascepa.

Geographies outside the United States in which Vascepa is sold and under regulatory review are not subject to this U.S. litigation and judgment. No generic litigation is pending outside the United States. Vascepa remains available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, Vascepa has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin, together with its commercial partners in select geographies, is pursuing additional regulatory approvals for Vascepa in the European Union, China and the Middle East. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation of Vascepa by the European Medicines Agency, or EMA, near the end of 2020 and associated European Community, or EC, approval expected promptly thereafter, in addition to pending patent protection that could extend into 2033.

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

Prior to results of the REDUCE-IT study, we did not have outcomes data regarding the clinical effect of Vascepa and a substantial portion of our resources were being spent on the REDUCE-IT study. As a result, our commercialization of Vascepa was somewhat limited.

Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our sales team to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the FDA’s newly approved indication and label expansion, the expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives, was completed in the first quarter of 2020.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2020 and 2019 was approximately 1,061,000 and 618,000, respectively. According to data from another third party, IQVIA, the estimated number of normalized total Vascepa prescriptions for the three months ended March 31, 2020 and 2019 was approximately 962,000 and 553,000, respectively. Normalized total prescriptions represent the estimated total number of Vascepa prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

We also employ various medical affairs and marketing personnel to support our commercialization of Vascepa. We expanded certain medical education and market awareness initiatives following the reporting of positive REDUCE-IT results in 2018. We began 2020 by taking steps to further expand promotion of Vascepa, including direct to consumer advertising, as a result of the new indication and label expansion of Vascepa approved by the FDA on December 13, 2019. In January 2020, we launched an educational campaign, True To Your Heart, to help people learn more about cardiovascular disease and how to better protect against persistent cardiovascular risk.

On March 30, 2020, the Nevada Court ruled in favor of two generic companies in our patent litigation related to their ANDAs that seek FDA approval for sale of generic versions of Vascepa. We disagree with the Nevada Court’s decision that our patents are invalid and are vigorously pursuing an appeal. Unless and until our appeal is successful, we intend to reduce the amount we spend in the United States on Vascepa related education and promotion with the intention of retaining the capability to ramp-up promptly if we win upon appeal. If a generic drug company’s ANDA is approved by the FDA, and if such generic company has qualified supply available and elects to launch during the appeal process, it could be liable to us for damages for patent infringement if we prevail on appeal. We could also launch a generic version of Vascepa separately from our branded version if the situation warrants such action. If a generic version of Vascepa is available in the market, it can be used to fill a prescription for any use of the drug. The possibility of generic competition in the near term could have, and any commercial launch of a generic version of Vascepa into the market could have, a material and adverse impact on our revenues and results of operations.

Vascepa is not yet known to most healthcare professionals and generics companies rarely invest in product or disease state related market education. Furthermore, Vascepa is relatively expensive to manufacture and already sold at an affordable price as documented by third-party analysis such that saving, if any, on the price of generic Vascepa is likely to come at the expense of reduced market education and development. Thus, we believe that the launch of a generic version of Vascepa in the United States at this early stage in the life cycle of Vascepa is potentially harmful to patient care and discourages new product development, including for identifying and pursuing additional indications that could be treated with Vascepa.

Geographies outside the U.S. in which Vascepa is sold and under regulatory review are not subject to this U.S. litigation and judgment. No generic litigation is pending outside the U.S. Vascepa remains available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, Vascepa has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin, together with its commercial partners in select geographies, is pursuing additional regulatory approvals for Vascepa in the European Union, China and the Middle East. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation of Vascepa by the EMA near the end of 2020 and associated EC approval expected promptly thereafter, in addition to pending patent protection that could extend into 2033.

In addition to promotion of Vascepa in the United States, based on REDUCE-IT, we have increased focus on expansion of our development efforts for Vascepa to major markets outside the United States. We currently have strategic collaborations to develop and commercialize Vascepa in select territories outside the United States. In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize Vascepa capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. In March 2016, we entered into an agreement with Biologix, to register and commercialize Vascepa in several Middle Eastern and North African countries. In September 2017, we entered into an agreement with HLS to register, commercialize and distribute Vascepa in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for Vascepa. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted approval for Vascepa to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020 HLS obtained a regulatory exclusivity designation. Commercial launch in Canada began in February 2020 on a limited scale with subsequent expansion intended.

In 2020, we intend to explore potential development and commercial paths for Vascepa in other markets such as Europe. In December 2019, we announced that the EMA validated the marketing authorization application seeking approval for Vascepa. The validation confirms the submission is sufficiently complete for the EMA to begin its review, which is currently expected to be completed near the end of 2020, followed by an associated EC review expected promptly thereafter. As we did in Canada, we are seeking an indication in the European Union for Vascepa targeting cardiovascular risk reduction based on the results of REDUCE-IT. In parallel with EMA’s review of our submission, we are evaluating how Vascepa can best be commercialized in the European Union, including potential options of direct sales by us, a commercial partner arrangement or some form of combination of the two approaches.

We plan to also assess other potential partnership opportunities for licensing Vascepa to partners outside of the United States.

Research and Development

Since its inception in 2011, conduct of the REDUCE-IT cardiovascular outcomes study of Vascepa has been the centerpiece of our research and development. Most of our other research and development during this period also pertained to Vascepa, including study of the mechanism of action of the single active ingredient in Vascepa, icosapent ethyl. The REDUCE-IT study was conducted based on a special protocol assessment, or SPA, agreement with the FDA. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for Vascepa in the United States and continued to pursue approval for Vascepa around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the AHA on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. The total (first and subsequent) cardiovascular events results of the REDUCE-IT study were presented at the American College of Cardiology’s 68th Annual Scientific Session in March 2019 and concurrently published in the Journal of the American College of Cardiology. Potential additional research and development opportunities beyond REDUCE-IT will be prioritized after giving priority to securing regulatory approval for Vascepa based on the REDUCE-IT results in various geographies internationally, including pursuit of approval for Vascepa in Europe and in countries where we have commercialization partners for Vascepa.

The FDA granted Priority Review designation to our March 2019 sNDA seeking an expanded indication for Vascepa in the United States based on the positive results of the REDUCE-IT study. The FDA grants Priority Review designation to applications for drugs that, if approved, have the potential to offer significant improvements in the effectiveness and safety of the treatment of serious conditions when compared to standard applications. In November 2019, FDA held an EMDAC meeting to review the REDUCE-IT sNDA. The EMDAC voted unanimously (16-0) to recommend approval of an indication and label expansion for Vascepa to reduce cardiovascular events in high-risk patients based on the REDUCE-IT results. On December 13, 2019, the FDA approved a new indication and related label expansion based on REDUCE-IT. Vascepa is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy to reduce the risk of myocardial infarction, stroke, coronary revascularization, and unstable angina requiring hospitalization in adult patients with elevated TG levels (≥150 mg/dL) and either established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

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

Impact of COVID-19

As the COVID-19 pandemic continues to spread and impact global populations and economies, we continue to evaluate its impact on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the importance of supporting patients, we are diligently working with our suppliers, customers, distributors and other partners to provide patients with access to Vascepa, while taking into account regulatory, institutional, and government guidance, policies and protocols. Given the uncertainties regarding the scope and impact of the recent outbreak of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, particularly as COVID-19 protocols and resources have restricted or discouraged patient access to hospitals, clinics, physicians’ offices and other administration sites and caused a reprioritization of health care services, the impact of COVID-19 could materially impact our current performance and continue to represent a risk to our future performance.

The ultimate impacts of COVID-19 on our business are unknown; however, we are actively monitoring the situation and may take precautionary and preemptive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to Vascepa.

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

Licensing and royalty revenue. Licensing and royalty revenue currently consists of revenue attributable to receipt of up-front, non-refundable payments, milestone payments and sales-based payments related to license and distribution agreements for Vascepa outside the United States. We recognize revenue from licensing arrangements as we fulfill the performance obligations under each of the agreements.

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

Selling, general and administrative expense. Selling, general and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for personnel in our sales, marketing, executive, business development, finance and information technology functions. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

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

Interest and other. Interest expense consists of interest incurred under our December 2012 royalty-bearing instrument financing arrangement, which is calculated based on an estimated repayment schedule. Interest income consists of interest earned on our cash and cash equivalents, as well as our short and long-term investments. Other (expense) income, net, consists primarily of foreign exchange losses and gains.

Income tax benefit. Income tax benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the first quarters of 2020 and 2019 are not more likely than not to be realized. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years. We recorded an income tax benefit of $2.4 million for the three months ended March 31, 2020 as a result of these loss carrybacks and an income tax benefit of nil for the three months ended March 31, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies, significant judgments and estimates during the three months ended March 31, 2020.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

Product revenue, net. We recorded net product revenue of $152.2 million and $72.7 million during the three months ended March 31, 2020 and 2019, respectively, an increase of $79.5 million, or 109%. This increase was driven by volume of Vascepa sales to our customers in the United States, which includes an additional week of revenue in the first quarter of 2020 of approximately $10.8 million due to timing of orders placed by customers and related receipts, as well as a modest increase in Vascepa’s net selling price. Orders by such customers were supported by an increase in estimated normalized total Vascepa prescriptions in the United States, reflecting various factors including managed care improvements. Based on data provided by Symphony Health and IQVIA, estimated normalized total Vascepa prescriptions in the United States increased by approximately 443,000 and 409,000, respectively, over the three months ended March 31, 2019, representing growth of 72% and 74%, respectively. The increase was also driven by Vascepa sales outside of the United States of approximately $6.7 million during the three months ended March 31, 2020 as compared to $0.3 million during the three months ended March 31, 2019, primarily as a result of an initial order to ensure availability of adequate product supply for the launch of Vascepa in Canada, such revenue is based on contractually agreed pricing and other terms.

All of our product revenue, in the United States, in the three months ended March 31, 2020 and 2019 was derived from product sales of 1-gram and 0.5-gram size capsules of Vascepa, net of allowances, discounts, incentives, rebates, chargebacks and returns. The U.S. FDA-approved dosing for Vascepa continues to be 4 grams per day and, as expected, the majority of new and existing patients taking Vascepa continue to be prescribed the 1-gram size Vascepa capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the quarters ended March 31, 2020 and 2019, our Product revenue, net in the United States included adjustment for co-pay mitigation support provided by us for commercially insured patients. Such rebates are intended to offset a portion of the out-of-pocket expense that patients are required to pay for Vascepa based upon the benefit of their insurances. Our cost for these co-payment support payments during the quarters ended March 31, 2020 and 2019 was up to $150 and $110, respectively, per 30-day prescription filled and up to $450 and $330, respectively per 90-day prescription filled.

As is typical for the pharmaceutical industry, the majority of Vascepa sales are to major commercial wholesalers which then resell Vascepa to retail pharmacies.

Late during the quarter ended March 31, 2020, COVID-19, or SARS-CoV-2, became widespread in China, the United States and other geographies around the globe. In recognition of guidance from public health officials, we announced on March 15, 2020 a temporary suspension of in-person promotional activities. In addition, public reports indicate that patient visits to their physicians for non-emergency medical care began to decrease due to the risks associated with this global pandemic and the need for social distancing and as the resources of the medical community shifted towards focusing on addressing the pandemic. As a result, in late March, we witnessed a slowing of new patients being prescribed Vascepa. We cannot predict the future impact or duration of this pandemic on our business beyond March 31, 2020, but expect that we may continue to see slowing down of new patients as protocols remain in place.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended March 31, 2020 and 2019 was $2.8 million and $0.5 million, respectively, an increase of $2.2 million, or 410%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following Vascepa licensing agreements:

•	Eddingpharm – a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016.
•

HLS – a $5.0 million up-front payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following FDA approval of a new indication and label expansion in December 2019 and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020.

The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended March 31, 2020 and 2019 was $34.8 million and $17.1 million, respectively, an increase of $17.7 million, or 103%. Cost of goods sold includes the cost of API for Vascepa on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of Vascepa API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2020 and 2019 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2020 to be similar to or modestly lower than 2019. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended March 31, 2020 and 2019 was 77% and 76%, respectively. The increase in gross margin on product sales is driven by gross margin on U.S. product sales of 80%, partially offset by the gross margin on product sales to our partners outside the U.S. which was based on contractually agreed upon terms. During the three months ended March 31, 2019, the $0.3 million product sales to our partners outside the U.S. had a negligible impact on the gross margin.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2020 and 2019 was $133.9 million and $71.6 million, respectively, an increase of $62.3 million, or 87%. Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 are summarized in the table below:

	Three months ended March 31,
In thousands	2020	2019
Selling expense (1)	$102,459	$54,781
General and administrative expense (2)	22,460	11,246
Non-cash stock-based compensation expense (3)	9,018	5,606
Total selling, general and administrative expense	$133,937	$71,633

(1)

Selling expense for the three months ended March 31, 2020 and 2019 was $102.5 million and $54.8 million, respectively, an increase of $47.7 million, or 87%. This increase is primarily due to increased personnel costs related to the sales force expansion from approximately 440 sales professionals, including approximately 400 sales representatives, in 2019 to approximately 900 sales professionals, including approximately 800 sales representatives, as well as an increase in promotional activities and direct to consumer promotion following the launch of Vascepa in early 2020 for the new indication and expanded label approved by FDA in December 2019.

(2)

General and administrative expense for the three months ended March 31, 2020 and 2019 was $22.5 million and $11.2 million, respectively, an increase of $11.2 million, or 100%. This increase is primarily a result of increased legal fees related to the ongoing ANDA patent litigation in the United States.

(3)

Non-cash stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $9.0 million and $5.6 million, respectively, an increase of $3.4 million, or 61%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due primarily to an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards resulting from the increase in the price of our stock.

We are in the process of evaluating all of our spending commitments and priorities. We expect that our selling expense, which includes the cost of marketing programs, may be variable in the coming quarter as we adjust to the impact of COVID-19, including the suspension of field based face-to-face interactions for an uncertain period of time and the potential launch of one or more generic versions of Vascepa while we pursue an appeal of the district court decision regarding our ANDA patent litigation in the United States.

Research and development expense. Research and development expense for the three months ended March 31, 2020 and 2019 was $10.3 million and $7.2 million, respectively, an increase of $3.0 million, or 42%. Research and development expenses for the three months ended March 31, 2020 and 2019 are summarized in the table below:

	Three months ended March 31,
In thousands	2020	2019
REDUCE-IT study (1)	$3,444	$1,652
Regulatory filing fees and expenses (2)	405	435
Internal staffing, overhead and other (3)	4,856	3,877
Research and development expense, excluding non-cash expense	8,705	5,964
Non-cash stock-based compensation expense (4)	1,573	1,278
Total research and development expense	$10,278	$7,242

The increase in research and development expenses for the quarter ended March 31, 2020, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The increase in expenses is primarily driven by costs beyond the conduct of the study to further analyze samples collected from REDUCE-IT patients.

(2)

The regulatory filing fees in each of the quarters ended March 31, 2020 and 2019 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. In January 2020, we achieved certain milestones under our strategic collaboration agreement with Mochida, resulting in payment of $1.0 million.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our research and development and regulatory functions.

We are in the process of evaluating all of our spending commitments and priorities on research and development activities. Our research and development expenses may be variable in the coming quarters as we advance analysis of samples collected from REDUCE-IT patients, consider potential investigator initiatives involving Vascepa and cardiovascular risk mitigation in COVID-19 patients, support international regulatory review of Vascepa, particularly in Europe, and adjust to the potential impact of the launch of generic versions of Vascepa in the United States.

  Interest income (expense), net. Net interest income (expense) for the three months ended March 31, 2020 and 2019 was income of $1.2 million and expense of $1.7 million, respectively, an increase of $2.9 million, or 171%. Net interest income (expense) for the three months ended March 31, 2020 and 2019 is summarized in the table below:

	Three months ended March 31,
In thousands	2020	2019
Debt from royalty-bearing instrument (1):
Cash interest	$(764)	$(1,212)
Non-cash interest	(289)	(446)
Total debt from royalty-bearing instrument interest expense	(1,053)	(1,658)
Other interest expense	(138)	(174)
Total interest expense	(1,191)	(1,832)
Interest income (2)	2,399	135
Total interest income (expense), net	$1,208	$(1,697)

(1)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended March 31, 2020 and 2019 was $1.1 million and $1.7 million, respectively. These amounts reflect the fact that our Vascepa net revenue levels have not been, and during these periods were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(2)

Interest income for the three months ended March 31, 2020 and 2019 was $2.4  million and $0.1 million, respectively. Interest income represents income earned on cash and investment balances. The increase is driven by the increased cash and investment balances as a result of the public offering we completed in July 2019, which resulted in net proceeds of $440.1 million.

Other (expense) income, net. Other (expense) income, net, for the three months ended March 31, 2020 and 2019 was expense of $90 thousand and income of $3 thousand, respectively. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions.

Income tax benefit. Income tax benefit for the three months ended March 31, 2020 and 2019 was $2.4 million and nil, respectively. The income tax benefit recorded for the period ended March 31, 2020 relates to the carryback of U.S. net operating losses as permitted under the CARES Act enacted in March 2020. The provision for each period is the result of losses generated by our U.S. and non-U.S. operations for which no tax benefit other than the benefit related to the loss carryback has been recognized based on our position that deferred tax benefits are not more likely than not to be realized based on available evidence.

Liquidity and Capital Resources

Our sources of liquidity as of March 31, 2020 include cash and cash equivalents and restricted cash of $333.0 million, short-term investments of $213.2 million and long-term investments of $81.5 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2020	2019
Cash provided by (used in):
Operating activities	$4.1	$(38.1)
Investing activities	(293.8)	—
Financing activities	(25.9)	—
Decrease in cash and cash equivalents and restricted cash	$(315.5)	$(38.1)

Net cash provided in operating activities during the three months ended March 31, 2020 compared net cash used in operating activities during the same period in 2019 increased primarily as a result of higher collections due to an increase in product sales, partially offset by costs associated with expanding our United States-based sales force, as well as increased costs of promotional activities following the successful REDUCE-IT study results.

Net cash used in investing activities during the three months ended March 31, 2020 compared to the same period in 2019 increased as a result of our purchasing approximately $310.6 million investment-grade interest bearing instruments during 2020, partially offset by the proceeds from selling approximately $17.1 million of securities.

Net cash used by financing activities during the three months ended March 31, 2020 increased as compared to the same period in the prior year, primarily due to a decrease in the number of stock options that were exercised during the period and an increase in the payment made on our royalty-bearing instrument.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to Vascepa, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of March 31, 2020, the net remaining amount to be repaid to CPPIB is $38.2 million, which will be repaid in quarterly installments calculated as 10% of quarterly Vascepa net revenues. We can prepay the net remaining amount at any time.

As of March 31, 2020, we had net accounts receivable $158.3 million and inventory of $92.1 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of March 31, 2020. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, Vascepa promotional activities from approval by the FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any potential generic competition as a result of our ANDA litigation. We believe that our cash and cash equivalents of $329.0 million as of March 31, 2020 together with our short-term investments of $213.2 million as of March 31, 2020, will be sufficient to fund our projected operations for at least twelve months and is adequate to achieve positive cash flow from the commercial launch of Vascepa based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed below under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties, operating leases related to real estate used as office space and debt and related interest. There have been no material changes during the three months ended March 31, 2020 to our contractual obligations as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended ,or the “Exchange Act, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As of March 31, 2020, or the Evaluation Date, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, we implemented certain internal controls in connection with our adoption of ASC Topic 326. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a discussion of our current legal proceedings. There have been no material changes to the matters described in those disclosures during the three months ended March 31, 2020, other than as set forth below.

The trial for the ANDA patent litigation against defendants Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., or, collectively, DRL, and West-Ward, now known as as Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their respective affiliates, or the Defendants, took place in the Nevada Court (Case No.: 2:16-cv-02525-MMD-NJK (consolidated with 2:16-cv-02562-MMD-NJK). Following conclusion of the trial in late January 2020, the Nevada Court, on March 30, 2020, issued its ruling in favor of the Defendants ruling that our relevant patents are invalid due to obviousness. We are pursuing an appeal of the decision to the United States Court of Appeals for the Federal Circuit and we may pursue an injunction pending appeal to prevent launch of generic versions of Vascepa in the United States.

We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of the appeal or the result of any injunction, if such an injunction is pursued.

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

Except those denoted below with a “*”, these risk factors have not been materially updated from our Annual Report on 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020.

Risks Related to the Commercialization and Development of Vascepa

* We are substantially dependent upon Vascepa, its commercialization in the United States and its development and commercialization in major markets, and Vascepa could experience generic competition in the near term in light of the Nevada Court’s recent ruling in favor of the Defendants in our ANDA patent trial.

The success of our company depends on our ability to successfully commercialize our single product, Vascepa® (icosapent ethyl) capsules, in major markets. Our primary focus has been on the U.S. market as much of our near-term results and value as a company has depended on our ability to execute our development and commercial strategy for Vascepa in the United States. On March 30, 2020, a federal district court ruled in favor of the generic drug companies in our patent litigation against two filers of abbreviated new drug applications, or ANDAs, for our Vascepa franchise in the United States. We disagree with the ruling that our patents are invalid and are vigorously pursuing appeal. Unless and until our appeal is successful, we intend to reduce the amount we spend in the United States on Vascepa-related education and promotion with the intention of retaining the capability to ramp-up promptly if we win upon appeal. Although we do not believe any ANDA has received final approval from the FDA to date, the FDA could approve an ANDA at any time. If a generic version of Vascepa proposed by such an ANDA filer is approved by the FDA and the sponsor has qualified supply available and elects to launch at risk during the appeal process, such generic competition from one or both such companies in the near term could have a material and adverse impact on our revenues and our results of operations.

With substantial regulatory and commercial achievements in the United States such as the FDA approval and launch of an indication for Vascepa for the reduction of cardiovascular risk in high risk patients (our second indication approval for Vascepa in the United States), we have increased focus on expansion of our development efforts for Vascepa to major markets outside the United States. We currently have multiple partners for the development and commercialization of Vascepa in select geographies and intend to consider potential additional partners to commercialize Vascepa in other parts of the world. For example, we have strategic collaborations for the development and commercialization of Vascepa in Canada, the Middle East and Greater China and are currently developing Vascepa on our own and exploring possible strategic collaborations in major markets such as Europe. If commercialization efforts for Vascepa, which may experience disruption in light of the COVID-19 pandemic, do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The development and commercial time cycle for Vascepa or other products that we may develop from our research and development efforts could result in delays in our ability to achieve commercial success. For example, only after years of preceding product development, in December 2019, we announced that the EMA validated our MAA seeking approval for icosapent ethyl (brand name Vascepa in the United States) as a treatment to reduce the risk of cardiovascular events in select high-risk patients.

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

* As a result of the decision in favor of the two generic drug companies in connection with our ANDA patent trial, we could face generic competition in the near term and our revenues and results of operations could be materially and adversely affected if the generic companies were to receive final approval of their ANDAs, obtain adequate supply and launch one or more generic versions of Vascepa in the United States.

We have received paragraph IV certification notices from certain companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Vascepa as described in those companies’ ANDAs. Following receipt of the paragraph IV certifications, beginning in late 2017 we were involved in litigation against these companies, including Dr. Reddy’s Laboratories, Inc., and Hikma Pharmaceuticals USA Inc. (formerly known as West-Ward) and certain of their affiliates, or the Defendants, in the U.S. District Court for the District of Nevada, or the Nevada Court. In these lawsuits, we sought, among other remedies, an order enjoining each Defendant from marketing generic versions of Vascepa before the last to expire of the asserted patents in 2030.

On March 30, 2020, the Nevada Court issued its ruling in favor of the Defendants. Because the statutory stay associated with the filing of these lawsuits expired in January 2020 and in light of the Nevada Court’s ruling, the Defendants could receive final approval of an ANDA at any time, which, subject to adequate supply, would allow the Defendants to commercially launch a generic version of Vascepa in the United States.

Teva Pharmaceuticals USA, Inc., or Teva, could also launch a generic version of Vascepa under a settlement agreement with us related to the Nevada Court litigation in light of the March 30, 2020 ruling. A launch by Teva would be subject to FDA approval of the Teva ANDA and procurement of adequate supply. Such circumstances include, but are not limited to the following: (1) If another generic company obtains FDA approval and launches at risk pending the appeal of the March 2020 Nevada Court ruling, only if we do not obtain an injunction removing such product from the market within 60 days. In such case, Teva could also launch at risk but would be required to withdraw its product from the market if the other entities that launched at risk withdraw their products. (2) If we lose our appeal of the March 2020 district court decision.

Once a generic version of Vascepa is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label, it can be used to fill a prescription for any use of the drug. The possibility of generic competition in the near term could have, and any commercial launch of a generic version of Vascepa into the market could have, a material and adverse impact on our revenues and our results of operations.

Further, although we are in the process of preparing an appeal, and may pursue additional remedies, including seeking a preliminary injunction, we may not be successful in any such appeal, which will be costly and time-consuming to pursue. Such efforts will also require considerable attention of management and could, even if successful, negatively impact our results of operations, including opportunity for additional companies to seek FDA approval of generic versions of Vascepa.

Factors outside of our control make it more difficult for Vascepa to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary to meet expectations for commercial success.

In January 2013, we launched Vascepa based on the U.S. Food and Drug Administration, or FDA, approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG > 500 mg/dL) hypertriglyceridemia. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of Vascepa on the risk for pancreatitis, in patients with severe hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

In September 2018, we announced topline results from the REDUCE-IT®, or Reduction of Cardiovascular Events with EPA—Intervention Trial, cardiovascular outcomes study of Vascepa. In November 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of Vascepa on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other

CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of Vascepa 4 grams/day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. Vascepa was well tolerated in REDUCE-IT with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labeling.

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

Even though we have recently received approval for a new indication and expanded label for Vascepa, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this new approved use. If Vascepa does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable on an ongoing basis. The degree of market acceptance of Vascepa for its approved indications and uses or otherwise will depend on a number of factors, including:

•	the presence and pricing on any generic version of Vascepa on the market;
•	the perceived efficacy and safety of Vascepa by prescribing healthcare professionals, as compared to no treatment and as compared to alternative treatments in various at-risk patient populations;
•	peer review of different elements of REDUCE-IT results over time;
•	continued review and analysis of the results of REDUCE-IT by regulatory authorities internationally;
•	our ability to offer Vascepa for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;
•	publicity concerning Vascepa or competing products;
•	our ability to continually promote Vascepa in the United States consistent with and outside of FDA-approved labeling and the related perception thereof;
•	sufficient third-party coverage or reimbursement for Vascepa and its prescribe uses, on-label and off-label;
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

For example, two major factors that affect market use of prescription drugs are their perceived cost-effectiveness and the breadth of their use among different patient populations, on label and off-label. In October 2019, the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on Vascepa. The conclusion from the report is that Vascepa easily met even the most stringent “commonly cited thresholds for cost-effectiveness and therefore represent(s) a high long-term value for money,” based on the organization’s value assessment framework. As part of the public meeting held by ICER analyzing REDUCE-IT data, the ICER review committee discussed whether, based on REDUCE-IT, Vascepa should be considered for use in patients as an add-on to statin therapy generally, and not just in patients with persistent elevated triglyceride levels after statin therapy, which ICER defined as triglyceride levels of at least 135 mg/dL. Use as an add-on to statin therapy generally represents a larger patient population than studied in REDUCE-IT and larger than covered by FDA-approved labeling. By contrast, FDA-approved labeling for Vascepa reflects limitations such as use in patients with persistent elevated triglyceride levels defined as triglyceride levels of at least 150 mg/dL after statin therapy and specific criteria designed to ensure the patient populations approved for use had sufficiently high degrees of CV risk. While the clinical judgment of prescribing physicians is the most important factor that determines the breadth of a drug’s use in the United States and often results in prescriptions in patient populations that go beyond FDA labeling, FDA-approved labeling that is more closely tied to the patient population studied in a clinical trial could limit use generally and by making reimbursement more difficult.

*The scale and scope of the recent coronavirus outbreak and resulting pandemic is unknown and poses a significant threat to public health and infrastructure throughout the world, which could have a negative impact on our business.

The global spread of the coronavirus has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect on patients, healthcare providers and business partners, including patients’ ability to access supplies of Vascepa;
•	our ability to commercialize Vascepa, including as a result of travel restrictions, social distancing and other containment measures;
•	the enrollment or monitoring of patients in clinical trials, particularly at clinical trial sites located in highly impacted jurisdictions;
•	the ability to access, secure and otherwise obtain and deliver sufficient and timely commercial or clinical supplies of Vascepa to meet demand if the production capabilities of suppliers is disrupted;
•	disruptions in regulatory oversight and actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19;
•	the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system becomes overly strained; and
•	any closures of our and our partners’ offices, operations and facilities.

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, we have suspended field based face-to-face interactions for an uncertain period of time. In an effort to mitigate this disruption, we have implemented remote protocols and procedures to be able to support patient care and access of Vascepa by providing digital and internet-based educational materials and copay cards. Although we expect such measures to be temporary, we cannot predict how long such measures will need to be in place. These efforts may not be as successful as traditional, in-person interactions, and are vulnerable to disruptions that may occur if the digital infrastructures are insufficient to accommodate the increased usage as social distancing is implemented on a global scale. For example, access to healthcare professionals through the internet is not expected to be as productive as interactions under prior conditions.

Although we have a geographically diversified supply chain for Vascepa and believe we have sufficient inventory on hand at pharmacies throughout the United States and other markets where it is approved for sale, and at various stages of manufacturing with our suppliers, the global spread of the outbreak and containment measures has been unprecedented and could have a negative impact on the availability of Vascepa at various points in our supply chain, which would have a material and adverse effect on our business.

The disruptions associated with the coronavirus pandemic could also delay the timing of our appeal and our ability to seek other remedies in light of the recent Nevada Court’s ruling in favor of the Defendants as travel, operational resources and personnel are disrupted, with respect to our efforts and capabilities, as well as those of our advisors and the courts.

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

In December 2019, the FDA approved a new indication and label expansion for Vascepa as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease. Even though FDA has approved Vascepa for an expanded label and new indication based on the REDUCE-IT results, additional data assessment by international regulatory authorities or otherwise could yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial outcome can take years to complete and publish. When new data are assessed and released or presented it could exceed, match or may not meet investor expectations.

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
•

study conduct and data quality, integrity and consistency, including aspects such as analyses regarding the placebo used in REDUCE-IT and other studies of Vascepa and its impact, if any, on the reliability of clinical data.

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

     Ongoing trials of moderate-to-high doses of Vascepa and icosapent ethyl or a similar, eicosapentaenoic acid, product could provide further information on the effects of Vascepa and its commercial and regulatory prospects. The Effect of Vascepa on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy (EVAPORATE; ClinicalTrials.gov number, NCT02926027), is examining changes in patients’ coronary plaque over 9 to 18 months. The goal of this study is to evaluate whether treatment with Vascepa (4 grams/day) results in a greater change from baseline in low attenuation plaque than placebo in subjects with elevated triglycerides (200-499 mg/dL). Entry criteria for EVAPORATE include: elevated triglycerides (fasting value between 200-499 mg/dL) at qualifying or baseline visit; LDL-C >40 mg/dL and LDL-C ≤115 mg/dL on appropriate statin therapy; stable diet and exercise, as defined as the same pattern for the previous 4 weeks; and stable treatment with a statin with or without ezetimibe for at least 4 weeks. In November 2019, interim data from the EVAPORATE study were presented showing a reduction in total plaque volume when compared with placebo, with no shown reduction of low attenuation plaque volume compared with placebo. This study is continuing as designed and final results are expected to be announced in the second half of 2020. In addition, the Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069), is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams/day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than Vascepa on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of events will also be examined. Results from this study are expected in the second half of 2021, but could be announced sooner, or due to delay related to COVID-19 or otherwise, later. If the outcomes of one or both of these studies do not meet expectations, the perception of REDUCE-IT results and the perceived commercial value of Vascepa and its regulatory status may suffer. If this occurs our revenue and business could suffer and our stock price could significantly decline.

Our current and planned commercialization efforts may not be successful in increasing sales of Vascepa in the United States and developing sales internationally.

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Approximately 2 to 3 million adults in the United States have very high triglyceride levels (≥500 mg/dL), the MARINE patient population. There are approximately 5 to 15 million people in the United States that meet the specific REDUCE-IT inclusion criteria. Since 1976, mean triglyceride levels have increased in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased.

Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our sales team to approximately 440  sales professionals, including approximately 400 sales representatives. As a result of the FDA’s newly approved indication and label expansion, we completed the expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives. Hiring, training and deploying approximately 400 new sales representatives is a multi-stage process which commenced in July 2019 and was completed in early 2020. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians.

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

Factors related to building and managing a sales and marketing organization that can inhibit our efforts to successfully commercialize Vascepa include:

•	the impact of any entry into the market of one or more generic versions of Vascepa, as noted above or with respect to the impact such an event may have on the factors below;
•	our inability to attract and retain adequate numbers of effective sales and marketing personnel;
•	our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with these requirements;
•	the inability of our new sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe Vascepa;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions; and
•	unforeseen costs and expenses associated with operating a new independent sales and marketing organization.

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

Even though we have the benefit of a final settlement in this litigation, our promotion is still subject to a high, perhaps abnormally high, degree of scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading. We, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about Vascepa. If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

* We may not be able to compete effectively against our competitors’ pharmaceutical products.

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. Should generic versions of Vascepa be launched by third parties or us, that should be expected to adversely affect our ability to afford market education to grow the market and maintain our current promotional efforts and attract favorable commercial terms in several aspects of our business. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

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

In a meta-analysis, presented in 2018 by the Cochrane Foundation and separately as published in JAMA, additional omega-3 studies were evaluated. Similar to the VITAL and ASCEND studies, most of the studies in these omega-3 meta-analyses were of omega-3 mixtures, including DHA, and most were studies of relatively low doses of omega-3 as is associated with dietary supplementation and/or they studied relatively low risk patient populations. The exception was the JELIS study, conducted in Japan, of highly pure EPA which showed a positive outcome benefit but had significant limitations in its application to a wider population. The negative results from such omega-3 mixture studies could create misleading impressions about the use of omega-3s generally, including Vascepa, despite REDUCE-IT positive results and the highly-pure and stable EPA active ingredient in Vascepa and its higher dose regimen.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with Vascepa. It is not fully clear at this time what the impact of COVID-19 will be on each of these programs. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. In the first quarter of 2018, Acasti initiated a Phase 3 clinical program (TRILOGY 1 & 2) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. In January 2020, Acasti announced topline results of the TRILOGY 1 trial of CaPre. The study did not reach statistical significance and further analysis in underway. In April 2020, Acasti announced that it filed a meeting request with the FDA to discuss the TRILOGY 1 data and align on the interpretation of the results. Acasti also will seek FDA input on revisions to the pre-specified TRILOGY 2 statistical analysis plan (SAP) and on a plan for pooling the data from TRILOGY 1 and TRILOGY 2 in support of an NDA filing. Acasti stated that they expect to meet with the FDA in the second half of June. Acasti also stated that they expect to announce topline results of TRILOGY 2 in the third quarter of 2020. NDA submission (if any) and resultant review/approval timelines will be announced following completion of TRILOGY 1 and 2 data analysis. We believe Micelle BioPharma Inc., or Micelle, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Micelle, after acquiring SC401 from Sancilio & Company, or Sancilio, is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Micelle (Sancilio) completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus Vascepa in patients under conditions inconsistent with the FDA-approved label for Vascepa and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study (ENHANCE-IT) against Vascepa in patients with elevated triglycerides (150-499 mg/dL), with topline data expected in the fourth quarter of 2020. Matinas anticipates holding an End-of-Phase 2 meeting with the FDA in the third quarter of 2020 to discuss these data as well as the protocol for a Phase 3 registration trial of MAT9001 in patients with severe hypertriglyceridemia.

In June 2018, Gemphire Therapeutics (renamed NeuroBo Pharmaceuticals, Inc. following completion of a merger on December 31, 2019) announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. In March 2020 NeuroBo announced that the requested studies are completed, and the company is expecting to receive a response from the FDA in the second quarter of 2020 regarding removal of the partial clinical hold. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned. Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver and lung, including severe hypertriglyceridemia, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, and chronic obstructive pulmonary disease, or COPD, in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation.

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

* Generic company competitors are seeking FDA approval of generic versions of Vascepa in the United States. We are pursuing an appeal of a March 2020 federal court decision that declared as invalid a group of patents that protect our exclusivity in the United States and could face additional patent litigation related to another group of patents related to FDA approval of a REDUCE-IT-based indication.

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

We filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties, collectively, Roxane, in the U.S. District Court for the District of Nevada. The case against Roxane was captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada Court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, or West-Ward and now known as Hikma) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward was captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., collectively, DRL, and, together with Hikma and their respective affiliates involved in the litigations, or the Defendants, in the Nevada Court. The case against DRL was captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited, or collectively, Teva, in the Nevada Court. The case against Teva was captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, we were seeking, among other remedies, an order enjoining each defendant from marketing generic versions of the 1-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. The three lawsuits were consolidated for pretrial proceedings.

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

In October 2016, we introduced to the market a 0.5-gram dose strength of Vascepa. In August 2017, as anticipated, we received a paragraph IV certification notice from Teva contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the Teva ANDA. This Teva ANDA was filed as an amendment to the 1-gram Teva ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in October 2017, we filed a patent infringement lawsuit against Teva in the Nevada Court. The case was captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:17-cv-2641 (D. Nev.). In this lawsuit, we sought, among other remedies, an order enjoining Teva from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030.

In July 2018, we received a paragraph IV certification notice from DRL contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of Vascepa, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram Vascepa patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in August 2018, we filed a patent infringement lawsuit against DRL in the Nevada Court. The case was captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, we sought, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of Vascepa before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and Amarin have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case.

On May 24, 2018, we entered into a settlement agreement with Teva that resolves our ANDA patent litigation as it relates to Teva’s as amended ANDA for both the 1-gram and 0.5-gram dose strengths of Vascepa. As part of this settlement agreement, Teva may first begin selling its generic version of Vascepa in the United States on August 9, 2029, or earlier under certain customary circumstances, including commercial launch by another generic manufacturer under certain circumstances.

On March 30, 2020, the Nevada Court issued its ruling in favor of the Defendants (DRL and Hikma). We are pursuing an appeal of the decision and may pursue additional remedies, including seeking a preliminary injunction against a generic product launch. We can make no guarantees as to the success, timing or efforts involved in connection with such appeal, or a preliminary injunction if we determine to pursue it. If the generic version of Vascepa proposed by either Defendant is approved by the FDA and the sponsor has qualified supply available and elects to launch at risk during the appeal process, such generic competition from one or both such companies in the near term could have a material and adverse impact on our revenues and our stock price. Such a launch before an appeal judgment could be liable to us for damages for patent infringement if we prevail on appeal.

Teva could also launch a generic version of Vascepa under a May 2018 settlement agreement with us related to the Nevada Court litigation in light of the March 2020 ruling. Similarly, any launch by Teva would be subject to FDA approval of the Teva ANDA and procurement of adequate supply. Circumstances that could trigger a Teva launch under our settlement agreement include, but are not limited to the following: (1) If another generic company obtains FDA approval and launches at risk pending the appeal of the March 2020 Nevada Court ruling, only if we do not obtain an injunction removing such product from the market within 60 days. In such case, Teva could also launch at risk but would be required to withdraw its product from the market if the other entities that launched at risk withdraw their products. (2) If we lose our appeal of the March 2020 district court decision.

We expect to face similar patent litigation related to the patents filed in the Orange Book related to the REDUCE-IT study. In addition, a three-year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved, such as when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we received three-year exclusivity in connection with the approval of our sNDA for REDUCE-IT study results. Such three-year exclusivity protection precludes the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as Vascepa (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Vascepa as the reference product until December 13, 2022, three years from the date of FDA approval of the REDUCE-IT sNDA. While this three-year exclusivity would prevent such an approval based on our REDUCE-IT indication during such time, it does not preclude tentative or final approval of an ANDA based on our MARINE indication. The FDA may accept and commence review of such REDUCE-IT-related applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of REDUCE-IT patents during such period. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation. Regulatory exclusivity is in addition to exclusivity afforded by issued patents related to Vascepa.

We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, of the U.S. Patent and Trademark Office. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement related to an ANDA filing or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.

We intend to vigorously enforce our intellectual property rights relating to Vascepa, but we cannot predict the outcome of the pending lawsuits, any appeals, or any subsequently filed lawsuits or inter partes review.

Generally, if an ANDA filer meets the approval requirements for a generic version of Vascepa to the satisfaction of the FDA under its ANDA, FDA may grant tentative approval to the ANDA during a Hatch-Waxman 30-month stay period and during the Hatch-Waxman 36-month regulatory exclusivity period. A tentative approval is issued to an ANDA applicant when its application is approvable prior to the expiration of any exclusivities applicable to the branded, reference listed drug product. A tentative approval does not allow the applicant to market the generic drug product and postpones the final ANDA approval until applicable exclusivity protections have expired.

The statutory NCE-related 30-month stay triggered by the 1-gram dose patent litigation following generic application submissions permitted on July 26, 2016 expired on January 26, 2020, seven-and-a-half years from our initial FDA approval of Vascepa. Now that the Nevada Court has issued a decision in the MARINE-related patent litigation in favor of the Defendants, we are at greater risk of a launch from the Defendants, which could then permit a similar launch by Teva under our settlement agreement earlier than the agreed-upon August 9, 2029 date noted above. Although we are pursuing an appeal of the Nevada Court’s decision, the timing of such appeal proceedings and an outcome on the merits is difficult to predict. It is not uncommon for such an appeal to take from several months to approximately one year until judgment, which timing could be protracted in light of the disruptions caused by the coronavirus pandemic. Although we may file an expedited motion for an injunction to prevent any generic launch while our appeal is pending, such motion may require that we post a bond to secure generics’ lost profits in the event that generics prevail on appeal, which bond and damages amount may be significant. There can be no guarantee we would be successful in any of such efforts.

Once a generic version of Vascepa is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label, it can be used to fill a prescription for any use of the drug. If final approval of a generic ANDA is granted, an ANDA filer is able to supply the product in significant commercial quantities and circumstances such as a successful preliminary injunction effort (if we choose to undertake such an effort) do not maintain the status quo as it existed prior to the Nevada Court decision, generic companies could introduce generic versions of Vascepa in the market, including in the near term. Any such introduction of a generic version of Vascepa would also be subject to current patent infringement claims that may then be subject to an appeal.

Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price. For example, our stock price suffered a significant decline following our announcement of the Nevada Court’s ruling in favor of the Defendants.

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

We or our partners may even choose to not proceed with marketing Vascepa in a market, even after a regulatory approval, due to negative commercial dynamics. Furthermore, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. Further, we could face competition from products similar or deemed equivalent to Vascepa in various jurisdictions through regulatory pathways that are more lenient than in the United States or in jurisdictions in which we do not have exclusivity from regulations or intellectual property. If any of these market dynamics exist, the commercial potential in these territories for our product would suffer.

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

These and similar regulatory dynamics, including the potential future approval of a generic version of Vascepa, can affect our ability to sell Vascepa on commercially reasonable terms and limit the commercial value of Vascepa.

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

Further, in connection with FDA’s review of REDUCE-IT data and sNDA in 2019, the agency determined that an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered as could have been the case in some patients in REDUCE-IT and that, in the agency’s view, indirect evidence suggested the presence of a potential inhibitory effect on statin absorption by mineral oil. However, FDA’s exploratory analysis indicated that the effect of LDL cholesterol values on the time to the primary endpoint was numerically small and unlikely to change the overall conclusion of treatment benefit. FDA then relied on this assessment and all data available to it to approve a new indication statement and labeling based on REDUCE-IT results. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory reviews or the public perception of our products and our future prospects, including REDUCE-IT results.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our sales team to approximately 440 sales professionals, including approximately 400 sales representatives in the United States. As a result of the FDA’s newly approved indication and label expansion, we completed the expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives. Hiring, training and deploying approximately 400 new sales representatives is a multi-stage process which commenced in July 2019 and was completed in early 2020. This sales team promotes Vascepa to a limited group of physicians and other healthcare professionals in select geographies in the United States. The impact of COVID-19, including the suspension of field based face-to-face interactions for an uncertain period of time may negatively affect promotional efforts. In addition, unless and until its appeal is successful, we intend to reduce the amount spent in the United States on Vascepa related education and promotion with the intention of retaining the capability to ramp-up promptly if Amarin wins upon appeal. Even after planned expansion, this sales team is not large enough to call upon all physicians.

In addition to sales force expansion in the United States, Amarin continues to work with its international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Vascepa and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by the COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Risks Related to Our Reliance on Third Parties

Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and suppliers.

We have no in-house manufacturing capacity and rely on contract manufacturers for our clinical and commercial product supply. We cannot ensure that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with our third-party manufacturers. Moreover, if our manufacturers should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. If we are not able to continue to operate our business relationships in a manner that is sufficiently profitable for us and our suppliers, certain members of our supply chain could complete with us through supply to competitors, such as generic drug companies, through breach of our agreements or otherwise.

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

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute Vascepa in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. Amarin is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT-related activities. In December 2019, Vascepa was approved for use in Canada to reduce the risk of cardiovascular events in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation. In February 2020, HLS launched Vascepa in Canada. However, if HLS Therapeutics is not able to effectively commercialize Vascepa in Canada through effective pricing (initially and over time) or otherwise we may not be able to generate revenue from the sale of Vascepa in Canada.

If our efforts to partner for the commercialization of Vascepa in Europe do not meet expectations, for example, we could choose to launch Vascepa on our own in Europe, assuming a regulatory approval. Such a launch would be a complex undertaking for a company that has not launched a product in Europe and could add significant risk of execution to our successful development of Vascepa in Europe.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. While certain key patents related to our product based on the MARINE clinical study were determined to be invalid as obvious by district court in the United States, and we are pursuing an appeal of that judgment, it remains the case that our ability to successfully implement our business plan and to protect our products with our intellectual property will depend in large part on our ability to:

•	obtain, defend and maintain patent protection and market exclusivity for our current and future products;
•	preserve any trade secrets relating to our current and future products;
•	acquire patented or patentable products and technologies; and
•	operate without infringing the proprietary rights of third parties.

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the Vascepa development program. As of the date of this report, we had 93 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 93 allowed and issued applications include the following:

•	2 issued U.S. patents directed to a pharmaceutical composition of Vascepa in a capsule that have terms that expire in 2020 and 2030, respectively;
•	1 issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	49 U.S. patents covering or related to the use of Vascepa in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	15 U.S. patents covering or related to the use of Vascepa in the REDUCE-IT population with terms expiring in 2033 or later;
•	1 additional US patent directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
•	4 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	2 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	3 additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	3 additional patents related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	1 additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	3 additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	2 additional patents related to the use of Vascepa to treat obesity with a term that expires in 2034;

•	3 additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	4 additional patents covering a new combination therapy comprised of EPA and another drug.

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

In January 2020, we issued financial and business guidance, including expected fiscal year 2020 total net revenue and expectations regarding inventory build, and 2020 operating expenses. We have since updated certain aspects of that guidance. All such guidance and updates are based on estimates and the judgment of management. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business change, our stock price could decline in value.

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

Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or the IRS, and states. We recently completed the audits by the IRS for the years 2013 to 2014, with no material changes to the filed income tax returns. In addition, we were notified by the IRS in January 2020 that it will be auditing our 2018 US income tax return and the examination began in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any future audits will have a material adverse effect on our consolidated financial position or results of operations.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 24%, 35%, and 32%, respectively, of gross product sales for the three months ended March 31, 2020, and represented 32%, 27%, and 30%, respectively, of the gross accounts receivable balance as of March 31, 2020. Customers A, B, and C accounted for 21%, 39%, and 29%, respectively, of gross product sales for the three months ended March 31, 2019, and represented 32%, 37%, and 21%, respectively, of the gross accounts receivable balance as of March 31, 2019. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

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

Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and European Economic Area, or EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the UK’s withdrawal from the EU, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the UK. For instance, in November 2017, EU member states voted to move the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the UK Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our ADSs.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2019, 2018, and 2017, we reported losses of approximately $22.6 million, $116.4 million, and $67.9 million, and we had an accumulated deficit as of December 31, 2019 of $1.4 billion. For the three months ended March 31, 2020 and 2019, we reported losses of approximately $20.6 million and $24.4 million, respectively, and we had an accumulated deficit as of March 31, 2020 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of Vascepa. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

* We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $329.0 million and short-term investment balance of $213.2 million as of March 31, 2020 will be sufficient to fund our projected operations for at least twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for Vascepa, additional capital may be required to support planned Vascepa promotion and potential Vascepa promotion beyond which we are currently executing. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, Vascepa promotional activities from approval by the FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any potential generic competition as a result of our ANDA litigation.

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

As of April 24, 2020, we had 385,489,622 common shares outstanding including 385,288,289 shares held as ADSs and 201,333 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Further, the United Kingdom ceased to be a member of the European Union on January 31, 2020, commonly referred to as Brexit. The effects of Brexit are uncertain and may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs and common shares. In particular, Brexit could lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe, which could cause the broader global financial markets to experience significant volatility. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Lack of clarity about future UK laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate, including regulatory and financial laws and regulations, tax and free trade agreements, IP rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, disrupt our business, depress economic activity and restrict our access to capital, any of which could negatively impact the price of our ADSs and common shares.

*The number of our ordinary shares, or ADSs representing such ordinary shares, outstanding may increase substantially as a result of our March 2015 private placement and the later consolidation and redesignation of the Series A Preference Shares represented by Preference ADSs issued thereunder, and some of the investors may then beneficially own significant blocks of our ordinary shares; the ordinary shares and Series A Preference Shares resulting from the private placement are generally available for resale in the public market upon consolidation and redesignation.

In March and July 2015, we completed a private placement of American Depositary Shares in two tranches representing 352,150,790 and 38,867,180 Series A Preference Shares, respectively, each ten (10) of which may be consolidated and redesignated into one (1) ordinary share in our capital. During 2015, 62,833,330 Series A Preference Shares were converted, resulting in the issuance of 6,283,333 ordinary shares and, during 2018, the entire tranche completed in July 2015 of 38,867,180 Series A Preference Shares was converted, resulting in the issuance of 3,886,718 ordinary shares. In addition, in April 2020, 237,713,680 preferred shares were converted, resulting in the issuance of 23,771,368 ordinary shares. The consolidation and redesignation of the Series A Preference Shares currently outstanding would result in an additional 5,160,378 ordinary shares outstanding, resulting in additional dilution to shareholders. Although the Series A Preference Shares do not have voting rights, in general, upon consolidation and redesignation into ordinary shares, including as a result of the April 2020 conversion described above, some of the investors in the private placement could then have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Pursuant to the securities subscription agreements that we entered into with the investors in the private placement, we filed with the SEC a registration statement to register the resale of the Series A Preference Shares represented by American Depositary Shares issued in the private placement and the ordinary shares issuable upon the consolidation and consolidation and redesignation of such Series A Preference Shares, therefore, upon consolidation and redesignation, these securities are or will be generally available for immediate resale in the public market, which could cause the market price of our ordinary shares to fall as a result of an increase in the number of shares available for sale in the public market.

Failure to comply with our obligations under the March 2015 securities subscription agreements could result in our becoming liable for damages to certain investors under these agreements, including specified liquidated damages, which could be material in amount.

Under the terms of the March 2015 securities subscription agreements effecting the private placements described above, we are subject to various obligations, failure to comply with which could result in our becoming liable to certain investors under these agreement for damages, which could be material in amount.

For example, under each of these agreements we have agreed to file and maintain the effectiveness of certain resale registration statements for ADSs representing the ordinary shares underlying the Series A Preference shares we issued and sold under these agreements. Specifically, we have agreed to pay liquidated damages to the investors in the respective private placements if (a) the applicable resale registration statements we are required to file are not declared effective within 120 days after the closing of the applicable private placement, or (b) after effectiveness and subject to certain specified exceptions, we suspend the use of the applicable registration statement or the registration statement ceases to remain continuously effective as to all the securities for which it is required to be effective. We refer to each of these events as a registration default. Subject to the specified exceptions, for each 30-

day period or portion thereof during which a registration default remains uncured, we are obligated to pay liquidated damages to each investor in cash in an amount equal to 1% of the aggregate subscription price paid by each such investor in the private placement, up to a maximum of 8% of such aggregate subscription price. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

In addition, under the March 2015 securities subscription agreement, we are required to not publicly disclose the identity of the investors party to that agreement, subject to certain exceptions for disclosures required in securities filings and under applicable law. If we fail to comply with these obligations we could become liable to these investors for damages, including specified liquidated damages. For example, following certain public statements made by us on a quarterly conference call concerning the 2015 private placement, we agreed to specified liquidated damages in the event we are found to have violated the confidentiality provisions of the subscription agreement in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2020 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – 31, 2020	406,042	$19.04
February 1 – 29, 2020	336,364	17.43
March 1 – 31, 2020	17,426	13.58
Total	759,832	$18.20

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
Item 5.	Other Information

Amarin has established July 13, 2020 as the date of its 2020 annual general meeting of shareholders, or the 2020 Annual Meeting. Amarin has also established the close of business on May 22, 2020 as the record date for holders of ordinary shares and

American Depositary Shares, or ADSs, entitled to receive notice of and to vote at the 2020 Annual Meeting. Amarin currently intends to make its proxy materials available to shareholders beginning on or about June 1, 2020.

Because the 2020 Annual Meeting date is more than 30 days after the anniversary date of Amarin’s 2019 annual general meeting of shareholders, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Amarin is informing shareholders of such change and that shareholder proposals intended to be included in the 2020 Annual Meeting proxy materials pursuant to Rule 14a-8 under the Exchange Act must be received by the Secretary of Amarin no later than the close of business on May 11, 2020.

Amarin is registered in England & Wales and therefore subject to the Companies Act, which, together with our Articles of Association and the applicable rules and regulations of the SEC, governs the processes for shareholder proposals at the 2020 Annual Meeting. Under Section 338 of the U.K. Companies Act (2006), in order for a shareholder proposal to be included in a notice of an annual general meeting, such proposal must have been requisitioned either by shareholders representing 5% of the voting rights of all members having a right to vote on such proposal at the annual general meeting or by at least 100 shareholders who have a right to vote on such proposal at the relevant annual general meeting and who hold shares in Amarin on which there has been paid up an average sum, per member, of at least £100. Such proposal must have been signed or otherwise authenticated by all requisitionists and submitted to Amarin not later than (1) six weeks before the annual general meeting to which the requests relate, or (2) if later, the time at which notice of that meeting is given by Amarin.

Additionally, shareholders who intend to nominate a director to be elected at the 2020 Annual Meeting must provide the Secretary of Amarin with written notice of such nomination between 7 and 42 days prior to the date of such meeting, together with written notice signed by the director nominee regarding his or her willingness to be elected. Any shareholder seeking to recommend a director candidate or any director candidate who wishes to be considered by Amarin’s Nominating and Corporate Governance Committee, the committee that recommends a slate of nominees to the board of directors of Amarin, or the Board, for election at each annual general meeting, must also provide the Secretary of Amarin with the following information between 7 and 42 days prior to the date of such meeting: the name and address of the shareholder seeking to recommend a director candidate; a representation that the shareholder is a record holder of Amarin’s securities (or, if the shareholder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Exchange Act); the name, age, business and residential address, educational background, current principal occupation or employment for the preceding five full fiscal years of the proposed director candidate; a description of the qualifications and background of the proposed director candidate, which addresses the minimum qualifications and other criteria for Board membership approved by the Board from time to time; a description of all arrangements or understandings between the shareholder and the proposed director candidate; the consent of the proposed director candidate to be named in the proxy statement relating to Amarin’s annual general meeting and to serve as a director if elected at such annual general meeting; and any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to SEC rules, if then required.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Online Office Renewal Agreement dated as of February 1, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

104Cover Page Interactive Data File

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

Date: April 30, 2020