Form 10-Q
period 2020-06-30
AMARIN CORP PLC\UK
filed 2020-08-04
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

388,673,381 common shares were outstanding as of July 31, 2020, including 388,472,048 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 201,333 Ordinary Shares. In addition, 2,385,078 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of July 31, 2020, for a total of 391,058,459 ordinary shares and ordinary share equivalents outstanding as of July 31, 2020.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$214,007	$644,588
Restricted cash	3,913	3,907
Short-term investments	336,273	—
Accounts receivable, net	124,985	116,430
Inventory	124,844	76,769
Prepaid and other current assets	23,589	13,311
Total current assets	827,611	855,005
Property, plant and equipment, net	2,316	2,361
Long-term investments	61,039	—
Operating lease right-of-use asset	8,291	8,511
Other long-term assets	1,074	1,074
Intangible asset, net	14,538	15,258
TOTAL ASSETS	$914,869	$882,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,757	$49,950
Accrued expenses and other current liabilities	168,549	139,826
Debt from royalty-bearing instrument	22,455	50,130
Deferred revenue, current	5,706	2,342
Total current liabilities	283,467	242,248
Long-Term Liabilities:
Deferred revenue, long-term	14,507	18,504
Long-term operating lease liability	9,311	9,443
Other long-term liabilities	4,821	3,751
Total liabilities	312,106	273,946
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 51,603,780 shares issued and outstanding as of June 30, 2020 (equivalent to 5,160,378 ordinary shares upon future consolidation and redesignation at a 10:1 ratio) and 289,317,460 shares issued and outstanding as of December 31, 2019 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	7,166	21,850
Common stock, £0.50 par, unlimited authorized; 391,589,312 issued, 385,847,517 outstanding as of June 30, 2020; 365,014,893 issued, 360,103,901 outstanding as of December 31, 2019	285,672	269,173
Additional paid-in capital	1,787,492	1,764,317
Treasury stock; 5,741,795 shares as of June 30, 2020; 4,910,992 shares as of December 31, 2019	(50,252)	(35,900)
Accumulated deficit	(1,427,315)	(1,411,177)
Total stockholders’ equity	602,763	608,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$914,869	$882,209

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Product revenue, net	$133,724	$100,366	$285,928	$173,097
Licensing and royalty revenue	1,593	426	4,382	973
Total revenue, net	135,317	100,792	290,310	174,070
Less: Cost of goods sold	28,797	22,770	63,604	39,910
Gross margin	106,520	78,022	226,706	134,160
Operating expenses:
Selling, general and administrative	92,395	73,406	226,332	145,039
Research and development	9,969	7,130	20,247	14,372
Total operating expenses	102,364	80,536	246,579	159,411
Operating income (loss)	4,156	(2,514)	(19,873)	(25,251)
Interest income (expense), net	151	789	1,359	(908)
Other income (expense), net	108	(95)	17	(92)
Income (loss) from operations before taxes	4,415	(1,820)	(18,497)	(26,251)
Income tax benefit	—	—	2,359	—
Net income (loss)	$4,415	$(1,820)	$(16,138)	$(26,251)
Earnings (loss) per share:
Basic	$0.01	$(0.01)	$(0.04)	$(0.08)
Diluted	$0.01	$(0.01)	$(0.04)	$(0.08)
Weighted average shares:
Basic	384,663	330,863	373,300	329,793
Diluted	399,664	330,863	373,300	329,793

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Exercise of stock options	—	412,465	—	—	269	1,037	—	—	1,306
Vesting of restricted stock units	—	1,951,448	(759,832)	—	1,274	(1,274)	(13,831)	—	(13,831)
Stock-based compensation	—	—	—	—	—	10,591	—	—	10,591
Net Loss	—	—	—	—	—	—	—	(20,553)	(20,553)
March 31, 2020	289,317,460	367,378,806	(5,670,824)	$21,850	$270,716	$1,774,671	$(49,731)	$(1,431,730)	$585,776
Issuance of common stock under employee stock purchase plan	—	123,608	—	—	76	772	—	—	848
Conversion of Series A Convertible Preferred Stock, net	(237,713,680)	23,771,368	—	(14,684)	14,684	(238)	—	—	(238)
Exercise of stock options	—	148,290	—	—	92	260	—	—	352
Vesting of restricted stock units	—	167,240	(70,971)	—	104	(104)	(521)	—	(521)
Stock-based compensation	—	—	—	—	—	12,131	—	—	12,131
Net Income	—	—	—	—	—	—	—	4,415	4,415
June 30, 2020	51,603,780	391,589,312	(5,741,795)	$7,166	$285,672	$1,787,492	$(50,252)	$(1,427,315)	$602,763

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Exercise of stock options	—	3,838,739	—	—	2,496	12,960	—	—	15,456
Vesting of restricted stock units	—	1,416,124	(526,708)	—	929	(929)	(9,080)	—	(9,080)
Stock-based compensation	—	—	—	—	—	6,596	—	—	6,596
Net Loss	—	—	—	—	—	—	—	(24,431)	(24,431)
March 31, 2019	289,317,460	334,365,726	(3,787,558)	$21,850	$250,088	$1,301,389	$(19,493)	$(1,412,963)	$140,871
Issuance of common stock under employee stock purchase plan	—	47,358	—	—	30	807	—	—	837
Exercise of stock options	—	619,404	—	—	396	1,492	—	—	1,888
Vesting of restricted stock units	—	116,937	(54,057)	—	74	(74)	(1,040)	—	(1,040)
Stock-based compensation	—	—	—	—	—	8,351	—	—	8,351
Net Loss	—	—	—	—	—	—	—	(1,820)	(1,820)
June 30, 2019	289,317,460	335,149,425	(3,841,615)	$21,850	$250,588	$1,311,965	$(20,533)	$(1,414,783)	$149,087

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,138)	$(26,251)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	296	6
Amortization of investments	33	—
Stock-based compensation	22,722	14,766
Amortization of debt discount and debt issuance costs	490	878
Amortization of intangible asset	720	323
Changes in assets and liabilities:
Accounts receivable, net	(8,555)	(28,875)
Inventory	(48,075)	11,534
Prepaid and other current assets	(10,273)	(4,158)
Other long-term assets	—	(928)
Interest receivable	(1,312)	—
Accrued interest payable	(240)	(81)
Deferred revenue	(633)	(973)
Accounts payable and other current liabilities	65,530	14,765
Other long-term liabilities	1,159	(3,186)
Net cash provided by (used in) operating activities	5,724	(22,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	131,440	—
Purchases of securities	(527,479)	—
Purchases of furniture, fixtures and equipment	(251)	(801)
Net cash used in investing activities	(396,290)	(801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	848	837
Proceeds from exercise of stock options, net of transaction costs	1,658	17,344
Payment of transaction costs for conversion of preferred stock	(238)	—
Payment on debt from royalty-bearing instrument	(27,925)	(12,533)
Taxes paid related to stock-based awards	(14,352)	(10,120)
Net cash used in financing activities	(40,009)	(4,472)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(430,575)	(27,453)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	648,495	250,727
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$217,920	$223,274
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,193	$14,982
Income taxes	$20	$71
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$—	$8,995

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1)	Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health and reduce cardiovascular risk.

The Company’s lead product, VASCEPA® (icosapent ethyl), was first approved by the U.S. Food and Drug Administration, or FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On December 13, 2019, the FDA approved a new indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients. VASCEPA is available in the United States, or the U.S., by prescription only. In January 2013, the Company began selling and marketing 1-gram size VASCEPA capsules in the United States, and in October 2016, introduced a smaller 0.5-gram capsule size. VASCEPA is also available for sale by prescription only in Canada, Lebanon and the United Arab Emirates through collaborations and is also in development in other jurisdictions.

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

The FDA granted Priority Review designation to the Company’s March 2019 supplemental new drug application, or sNDA, seeking an expanded indication for VASCEPA in the United States based on the positive results of the REDUCE-IT study. In November 2019, the FDA held an Endocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, meeting to review the REDUCE-IT sNDA. The EMDAC voted unanimously (16-0) to recommend approval of an indication and label expansion for VASCEPA to reduce cardiovascular events in high-risk patients based on the REDUCE-IT results. On December 13, 2019, the FDA approved a new indication and related label expansion based on REDUCE-IT. Reflecting the robust results of the clinical development program for VASCEPA, no additional post-approval clinical study or other special post-approval requirement (as often seen with other drug approvals) was requested by the FDA in conjunction with its approval of VASCEPA.

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

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generic companies in Amarin’s patent litigation related to its abbreviated new drug applications, or ANDAs, that seek FDA approval for sale of generic versions of VASCEPA. On May 22, 2020, one of the two generic companies, Hikma Pharmaceutical USA Inc., or Hikma, received FDA approval to market its generic version of VASCEPA. To date, Hikma has not launched a generic version of VASCEPA. The Company disagrees with the Nevada Court’s decision that its patents are invalid and is vigorously pursuing an appeal. If generic companies determine to launch generic versions of icosapent ethyl in the United States, such competition could have a material and adverse impact on our revenues and our operations.

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

Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin is pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, Amarin is pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. In Europe, Amarin is preparing to self-launch VASCEPA, although it may engage commercialization partners for certain of the smaller countries of Europe. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the European Medicines Agency, or EMA, in early 2021 and associated European Community, or EC, approval expected promptly thereafter, in addition to pending patent protection that could extend into 2039.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the current global pandemic, COVID-19.

As of June 30, 2020, the Company had Current assets of $827.6 million, including Cash and cash equivalents of $214.0 million, Short-term investments of $336.3 million, Accounts receivable, net, of $125.0 million and Inventory of $124.8 million. In addition, as of June 30, 2020, the Company has Long-term investments of $61.0 million. The Company’s condensed consolidated balance sheets also include a royalty-bearing instrument which is expected to be fully paid during 2020 based on projected VASCEPA net revenues. As of June 30, 2020, the Company had no other debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2020 and December 31, 2019:

In thousands	June 30, 2020	December 31, 2019
Gross trade accounts receivable	$173,186	$149,567
Trade allowances	(36,826)	(29,261)
Chargebacks	(10,430)	(3,876)
Allowance for doubtful accounts	(945)	—
Accounts receivable, net	$124,985	$116,430

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or IRS, and states. The IRS began an examination of the Company’s 2018 U.S. income tax return in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of this audit will have a material adverse effect on its consolidated financial position or results of operations.

Earnings (Loss) per Share

Basic net earnings (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net earnings (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible preferred stock using the “if-converted” method. In periods with reported net operating losses, all common stock options are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The Company’s preferred stock is entitled to receive dividends on an as-if-converted basis in the same form as dividends actually paid on common shares. Accordingly, the preferred stock is considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred stock on the calculation of basic and diluted earnings per share. The Company is currently in a net income position for the three months ended June 30, 2020 and therefore the two-class method must be applied for this period by allocating all earnings during the period to common shares and preferred stock based on their contractual entitlements assuming all earnings are distributed. The Company is in a net loss position for all other periods presented below and is therefore not required to apply the two-class method for those other periods.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Net income (loss)—basic and diluted	$4,415	$(1,820)	$(16,138)	$(26,251)
Weighted average shares outstanding—basic	384,663	330,863	373,300	329,793
Effect of dilutive securities:
Stock options	6,372	—	—	—
Restricted stock and restricted stock units	1,640	—	—	—
Preferred stock, if converted	6,989	—	—	—
Weighted average shares outstanding—diluted	399,664	330,863	373,300	329,793
Net income (loss) per share—basic	$0.01	$(0.01)	$(0.04)	$(0.08)
Net income (loss) per share—diluted	$0.01	$(0.01)	$(0.04)	$(0.08)

For the three and six months ended June 30, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net earnings (loss) per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Stock options	6,131	16,585	17,178	16,585
Restricted stock and restricted stock units	4,842	9,315	7,572	9,315
Preferred stock, if converted	—	28,932	5,160	28,932

Stock options are anti-dilutive during periods of net earnings when the exercise price of the stock options exceeds the market price of the underlying shares on the last day of the reporting period. Restricted stock and restricted stock units are anti-dilutive during periods of net earnings when underlying performance-based vesting requirements were not achieved as of the last day of the reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents, and short-term and long-term investments, in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 25%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30, 2020, and represented 32%, 38%, and 23%, respectively, of the gross accounts receivable balance as of June 30, 2020. Customers A, B, and C accounted for 24%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30, 2019 and represented 38%, 32%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2019. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$78,795	$78,795	$—	$—
U.S. Treasury Shares	65,626	65,626	—	—
Corporate Bonds	231,022	—	231,022	—
Commercial Paper	102,281	—	102,281	—
Repo Securities	12,000	—	12,000	—
Asset Backed Securities	11,605	—	11,605	—
Certificate of Deposit	6,121	—	6,121	—
Agency Securities	4,925	—	4,925	—
Total	$512,375	$144,421	367,954	$—

	December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$10,078	$10,078	$—	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consists of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s held-to-maturity investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities greater than 90 days and less than twelve months are included in short-term investments on its condensed consolidated balance sheet. Those with remaining maturities in excess of twelve months are included in long-term investments on its condensed consolidated balance sheet.

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. Interest on investments is reported in interest income. The unrealized gain for the six months ended June 30, 2020 and 2019 was $1.3 million and nil, respectively.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt from royalty-bearing instrument as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt from royalty-bearing instrument	$22,266	$22,500	$49,702	$50,400

The estimated fair value of the debt from royalty-bearing instrument is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The carrying value of the debt from royalty-bearing instrument is net of the unamortized debt discounts and issuance costs as of both June 30, 2020 and December 31, 2019. The carrying value of the debt from the royalty-bearing instrument as of June 30, 2020 approximates fair value because the instrument is expected to be fully paid during 2020 based on projected VASCEPA net revenues.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of June 30, 2020, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.4 and 6.8 years, (ii) coupon rates of between 6.0% and 11.5% and (iii) market yields of between 6.1% and 17.6%. As of December 31, 2019, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.9 and 7.3 years, (ii) coupon rates of between 6.0% and 11.5% and (iii) market yields of between 5.2% and 16.8%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the six months ended June 30, 2020 and 2019.

Certain changes in the assumptions used to value the derivative liability, including the probability of a change in control, could potentially result in a change to the carrying value of such liability. Because the remaining amount due from this royalty-bearing instrument is fixed and anticipated to be fully paid before the end of 2020, any change in the value of this derivative liability will not have any impact on the Company’s aggregate cash payment obligation from this instrument regardless of any potential change in the carrying value of such liability.

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

The Company also considered the following recent accounting pronouncement which was not yet adopted as of June 30, 2020:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, among other simplifications. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption of all amendments in the same period is permitted. The Company is currently evaluating the impact that this standard will have on the Company’s condensed consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.
(3)	Intangible Asset

Intangible asset consists of the historical acquisition cost of certain technology rights for VASCEPA. Upon approval by FDA on December 13, 2019 of a new indication of VASCEPA, a milestone for £5 million was achieved, which resulted in the Intangible asset increasing by $8.5 million. The Intangible asset has an estimated weighted-average remaining useful life of 10.1 years. The carrying value as of June 30, 2020 and December 31, 2019 is as follows:

In thousands	June 30, 2020	December 31, 2019
Technology rights	$20,081	$20,081
Accumulated amortization	(5,543)	(4,823)
Intangible asset, net	$14,538	$15,258

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the FDA. Inventories as of June 30, 2020 and December 31, 2019 consist of the following:

In thousands	June 30, 2020	December 31, 2019
Raw materials	$29,122	$19,455
Work in process	30,056	12,031
Finished goods	65,666	45,283
Total inventory	$124,844	$76,769

(5)	Debt

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

As of June 30, 2020, the remaining amount to be repaid to CPPIB is $23.0 million. During the three and six months ended June 30, 2020, the Company made repayments under the agreement of $15.2 million and $29.4 million, respectively, to CPPIB and an additional $13.4 million is scheduled to be paid in August 2020 for the second quarter of 2020. These payments, as well as additional quarterly repayments scheduled in the future, are calculated as 10% of VASCEPA net product revenues. All such payments reduce the remainder of the $150.0 million in aggregate payments to CPPIB. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid. The Company can prepay the net remaining amount at any time.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the six months ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $22.3 million and $49.7 million, respectively. During the six months ended June 30, 2020, the Company recorded cash and non-cash interest expense of $1.3 million and $0.5 million, respectively, in connection with the royalty-bearing instrument. During the six months ended June 30, 2019, the Company recorded $2.4 million and $0.9 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

Pursuant to the supply agreements, there is a total of approximately $146.0 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited or Laxdale, upon receipt of marketing approval in Europe for the first indication for VASCEPA (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.2 million as of June 30, 2020). Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.2 million as of June 30, 2020) for the potential market approval.

The Company has no provision for any of the obligations above since the amounts are either not paid or payable as of June 30, 2020.
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

Each ten (10) Series A Preference Shares may be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares, or ADSs, provided that consolidation will be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 9.9% (increased from 4.99% effective March 2020) of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation, or the Beneficial Ownership Limitation. By written notice to the Company, a holder may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the Company. This consolidation and redesignation may be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares are eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144.

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

During April 2020, at the request of certain holders, 237,713,680 Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 23,771,368 ordinary shares. As of June 30, 2020, a total of 300,547,010 Series A Preference Shares had been consolidated and redesignated at the request of holders, resulting in the issuance of 30,054,701 ADSs, such that a maximum of 5,160,378 ordinary shares remained issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of June 30, 2020, subject to certain adjustments for dilutive events.

During July 2020, at the request of certain holders, 27,753,000 Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 2,775,300 ordinary shares. Following this consolidation and redesignation of these shares in July 2020, a maximum of 2,385,078 ordinary shares remain issuable upon future consolidation and redesignation of the remaining Series A Preference Shares, subject to certain adjustments for dilutive events.

Common Stock

On March 16, 2020, the Company’s Board of Directors, upon the recommendation of the Remuneration Committee and based on input from Radford, part of the Rewards Solutions practice of Aon Plc, as independent external compensation consultants to the Company’s Remuneration Committee, adopted, subject to shareholder approval, the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, which was subsequently approved by the Company’s shareholders on July 13, 2020 at the Annual General Meeting of Shareholders. The 2020 Plan is intended to be the successor to the Amarin Corporation plc 2011 Stock Option Plan, as amended, or the 2011 Plan, which was set to expire on July 12, 2021. The maximum number of the Company’s ordinary shares of £0.50 each or equivalent ADSs to be issued under the 2020 Plan shall not exceed the sum of (i) 20,000,000 shares and (ii) the number of shares that remain available for grant under the 2011 Plan as of the date the 2020 Plan is approved by the Company’s shareholders. The number of shares remaining under the 2011 Plan is approximately 2,634,440. The award of stock options (both incentive and non-qualified stock options), restricted stock units, and certain limited unrestricted share awards are permitted. The 2020 Plan will be administered by the Remuneration Committee of the Board of Directors and will expire on July 13, 2030.

During the six months ended June 30, 2020 and 2019, in addition to ordinary shares issued   as described in Preferred Stock above and in Incentive Equity Awards below, the Company issued 123,608 and 47,358 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

Incentive Equity Awards

As of June 30, 2020, there were an aggregate of 17,177,729 stock options and 7,571,974 restricted stock units, or RSUs, outstanding under the 2011 Plan representing approximately 4% and 2%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the six months ended June 30, 2020 and 2019, the Company issued 560,755 and 4,458,143 common shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $1.7 million during the six months ended June 30, 2020 and $17.4 million during the six months ended June 30, 2019.

During the six months ended June 30, 2020 and 2019, the Company issued 1,143,934 and 1,533,061 common shares, respectively, related to the vesting of RSUs, of which 418,847 and 580,765 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. During the six months ended June 30, 2020, in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth, the Company issued 974,754 common shares upon vesting of performance-based RSUs granted in 2017 and 2018, of which 411,956 shares were retained as treasury shares as settlement of employee tax obligations. These performance-based RSUs will continue to vest ratably monthly through August 2021.

On June 1, 2020, the Company granted a total of 782,520 RSUs to employees under the 2011 Plan. The RSUs vest quarterly over a three-year period.

On March 2, 2020 and February 3, 2020, the Company granted a total of 821,950 RSUs and 1,875,000 stock options, respectively, to employees under the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period. Also on February 3, 2020, the Company granted a total of 1,253,400 RSUs to employees under the 2011 Plan that vest upon the achievement of specified sales performance conditions.

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

As of June 30, 2020 and December 31, 2019, a net payable to Kowa Pharmaceuticals America, Inc. of $6.5 million and $10.0 million, respectively, of which $4.6 million and $6.5 million, respectively, was classified as current on the condensed consolidated balance sheets, representing co-promotion fees, including accrual of the tail payments, net of reimbursable amounts incurred for samples and other marketing expenses.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2020 and 2019:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2019	$29,261	$90,997	$4,579	$3,720	$128,557
Provision related to current period sales	59,829	266,823	1,589	33,743	361,984
Provision related to prior period sales	—	(3,872)	—	—	(3,872)
Credits/payments made for current period sales	(23,197)	(152,965)	—	(29,897)	(206,059)
Credits/payments made for prior period sales	(29,067)	(85,622)	(191)	(3,721)	(118,601)
Balance as of June 30, 2020	$36,826	$115,361	$5,977	$3,845	$162,009

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2018	$19,495	$41,634	$2,948	$1,167	$65,244
Provision related to current period sales	37,545	164,871	987	18,625	222,028
Provision related to prior period sales	—	—	—	—	—
Credits/payments made for current period sales	(19,203)	(98,452)	5	(16,687)	(134,337)
Credits/payments made for prior period sales	(19,325)	(41,363)	(471)	(1,199)	(62,358)
Balance as of June 30, 2019	$18,512	$66,690	$3,469	$1,906	$90,577

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

During the six months ended June 30, 2020 and 2019, the Company recognized $1.6 million and less than $0.1 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. From contract inception through June 30, 2020 and December 31, 2019, the Company recognized $4.6 million and $3.0 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $11.3 million and $13.0 million is recorded in deferred revenue as of June 30, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 14 years.

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

In March 2018 and July 2018, the Company received approval for VASCEPA as a prescription medication for use in Lebanon and United Arab Emirates, respectively, as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia. VASCEPA was launched in Lebanon in June 2018 and in United Arab Emirates in February 2019, respectively.

The Company recognized net product revenue of nil and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020 and 2019, the Company recognized $2.7 million and $0.8 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through June 30, 2020 and December 31, 2019, the Company has recognized $5.6 million and $2.9 million, respectively, as licensing revenue is recognized under the agreement concurrent with the support provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $8.1 million and $7.1 million is recorded in deferred revenue as of June 30, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 10 years.

The Company recognized net product revenue of $1.8 million and nil for the three months ended June 30, 2020 and 2019, respectively, and $8.5 million and nil for the six months ended June 30, 2020 and 2019, respectively.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the six months ended June 30, 2020 and 2019:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$3,750	$(4,382)	$20,213

Six months ended June 30, 2019:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,710	$—	$(973)	$19,737

During the six months ended June 30, 2020 and 2019 date, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six Months Ended June 30,
Revenue recognized in the period from:	2020	2019
Amounts included in contract liability at the beginning of the period	$2,845	$973
Performance obligations satisfied in previous periods	$1,097	$—

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company pays monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.4 million and $9.8 million and the operating lease right-of-use asset is $8.3 million and $8.5 million, as of June 30, 2020 and December 31, 2019, respectively. The lease expense for the three and six months ended June 30, 2020 is approximately $0.4 million and $0.8 million, respectively. The lease expense for the three and six months ended June 30, 2019 is approximately $0.4 million and $0.7 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2020:

Undiscounted lease payments ($000s)
Remainder of 2020	$390
2021	1,495
2022	1,776
2023	1,809
2024	1,843
2025 and thereafter	10,910
Total undiscounted payments	$18,223
Discount Adjustments	$(7,811)
Current operating lease liability	$1,101
Long-term operating lease liability	$9,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk.

Our lead product, VASCEPA® (icosapent ethyl) was first approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. On December 13, 2019, the FDA-approved a new indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial of VASCEPA, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients.

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our VASCEPA cardiovascular outcomes trial, REDUCE-IT. We announced topline results from REDUCE-IT on September 24, 2018. On November 10, 2018, we publicly presented primary results of the REDUCE-IT study at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, we publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s, or ACC, 68th Annual Scientific Session and such results and methods were concurrently published in the Journal of the American College of Cardiology. Included in such results were that VASCEPA reduced total events (first and subsequent events) by 30% compared to placebo, reflecting that for every 1,000 patients treated for five years with VASCEPA versus placebo in this trial, approximately 159 MACE would have been prevented with VASCEPA.

Based on REDUCE-IT results, several clinical treatment guidelines and position statements have been updated, including those listed below:

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

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, decided in favor of two generic companies in our patent litigation related to their abbreviated new drug applications, or ANDAs, that seek FDA approval for sale of generic versions of VASCEPA. On May 22, 2020, one of the two generic companies, Hikma Pharmaceutical USA Inc., or Hikma, received FDA approval to market its generic version of VASCEPA. To date, Hikma has not launched a generic version of VASCEPA. We disagree with the Nevada Court’s decision that our patents are invalid and are vigorously pursuing an appeal. If generic companies determine to launch generic versions of icosapent ethyl in the United States, such competition could have a material and adverse impact on our revenues and our operations.

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

Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin is pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, Amarin is pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. In Europe, Amarin is preparing to self-launch VASCEPA, although it may engage commercialization partners for certain of the smaller countries of Europe. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the European Medicines Agency, or EMA, near the end of 2020 and associated European Community, or EC, approval expected promptly thereafter, in addition to pending patent protection that could extend into 2039.

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

Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our sales team to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the FDA’s newly approved indication and label expansion, our direct sales force was expanded to approximately 900 sales professionals, including approximately 800 sales representatives.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total VASCEPA prescriptions for the three months ended June 30, 2020 and 2019 was approximately 1,090,000 and 755,000, respectively. According to data from another third party, IQVIA, the estimated number of normalized total VASCEPA prescriptions for the three months ended June 30, 2020 and 2019 was approximately 1,007,000 and 683,000, respectively. Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

We also employ various medical affairs and marketing personnel to support our commercialization of VASCEPA. We expanded certain medical education and market awareness initiatives following the reporting of positive REDUCE-IT results in 2018. We began 2020 by taking steps to further expand promotion of VASCEPA, including direct to consumer advertising, as a result of the new indication and label expansion of VASCEPA approved by the FDA on December 13, 2019. In January 2020, we launched an educational campaign, True To Your Heart, to help people learn more about cardiovascular disease and how to better protect against persistent cardiovascular risk. At the start of 2020, we had intended to commence expanded promotion but cancelled such plans following the onset of COVID-19 and the prospects for a potential launch of generic versions of VASCEPA. We have restored most of that intended promotion and educational efforts which include the sponsorship of continuing medical education, social media-based communications, and advertisements on television and other forms of media.

On March 30, 2020, the Nevada Court ruled in favor of two generic companies in our patent litigation related to their ANDAs that seek FDA approval for sale of generic versions of VASCEPA. On May 22, 2020, one of the two generic companies, Hikma, received FDA approval to market its generic version of VASCEPA. To date, Hikma has not launched a generic version of VASCEPA. We disagree with the Nevada Court’s decision that our patents are invalid and are vigorously pursuing an appeal. If generic companies determine to launch generic versions of icosapent ethyl in the United States, such competition could have a material and adverse impact on our revenues and our operations.

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

Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin is pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, Amarin is pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. In Europe, Amarin is preparing to self-launch VASCEPA, although it may engage commercialization partners for certain of the smaller countries of Europe. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the European Medicines Agency, or EMA, near the end of 2020 and associated European Community, or EC, approval expected promptly thereafter, in addition to pending patent protection that could extend into 2039.

In addition to promotion of VASCEPA in the United States, based on REDUCE-IT, we have increased focus on expansion of our development efforts for VASCEPA to major markets outside the United States. We currently have strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States.

China

In February 2015, we announced an exclusive agreement with Eddingpharm to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. Eddingpharm, with our support, is conducting a clinical trial of VASCEPA in China, which is evaluating the effect of VASCEPA on patients with very high triglyceride levels (>500 mg/dL). The results of this trial are expected to be announced before the end of 2020. After reviewing the results of this clinical study and consulting with regulatory authorities, our plans for seeking regulatory approval and reimbursement of VASCEPA in China will be updated.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. VASCEPA was launched in Lebanon in June 2018 and in United Arab Emirates in February 2019, respectively.

Canada

In September 2017, we entered into an agreement with HLS to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for VASCEPA. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020 HLS obtained a regulatory exclusivity designation. Commercial launch in Canada began in February 2020 on a limited scale with subsequent expansion intended. An important step in growing the potential use of therapeutics in Canada, as is true in other countries, is gaining reimbursement coverage by the applicable payers. In July 2020, the Canadian Health Authorities recommended that patients with established cardiovascular diseases under certain conditions be reimbursed for VASCEPA. In addition, the Patented Medicines Price Review Boards review of VASCEPA’s introductory price submission did not trigger the pricing investigation criteria. While coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada, HLS intends various initiatives to pursue expanding the Canadian Health Authorities recommendation to cover other patients at high risk for major adverse cardiovascular events beyond patients with established cardiovascular disease.

Europe

We are exploring potential development and commercial paths for VASCEPA throughout Europe.

In December 2019, we announced that the EMA validated the marketing authorization application seeking approval for VASCEPA. The validation confirms the submission is sufficiently complete for the EMA to begin its review. Review by the EMA of this application is active and together with associated EC review, expected promptly thereafter, is expected to be completed in early 2021. As we did in Canada, we are seeking an indication throughout Europe for VASCEPA targeting cardiovascular risk reduction based on the results of REDUCE-IT.

In parallel with EMA’s review of our submission, we have been actively exploring the opportunity for VASCEPA commercialization in Europe. After extensive evaluation, we have determined self-launching VASCEPA in Europe, except perhaps in certain smaller countries of Europe, is the best path forward considering all factors. Such an approach avoids sharing the economic potential of VASCEPA with a third-party commercial partner and ensures that VASCEPA gets the highest level of priority and focus. Similar to our approach in launching VASCEPA in the United States, in Europe we intend to build a core team of experienced professionals and a highly capable sales team and plan to leverage third-party relationships for various support activities. Such activities are underway. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Pursuant to regulatory approval of VASCEPA in Europe, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion of VASCEPA in Europe than in the United States. We have been active in preparing for reimbursement negotiations which we intend to commence on a country-by-country basis in Europe following anticipated approval of VASCEPA following the currently ongoing EMA review. In certain European countries, securing product reimbursement is a requisite to launching. In all countries securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VASCEPA, the success of such reimbursement negotiations could have a significant impact on our ability to realize the commercial opportunity of VASCEPA in Europe.

Rest of World

We plan to also assess other potential partnership opportunities for licensing VASCEPA to partners in other parts of the world. While we believe that there is medical need and opportunity for VASCEPA elsewhere in the world, our current priorities are the geographies described above.

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

The FDA granted Priority Review designation to our March 2019 sNDA seeking an expanded indication for VASCEPA in the United States based on the positive results of the REDUCE-IT study. The FDA grants Priority Review designation to applications for drugs that, if approved, have the potential to offer significant improvements in the effectiveness and safety of the treatment of serious conditions when compared to standard applications. In November 2019, FDA held an EMDAC meeting to review the REDUCE-IT sNDA. The EMDAC voted unanimously (16-0) to recommend approval of an indication and label expansion for VASCEPA to reduce cardiovascular events in high-risk patients based on the REDUCE-IT results. On December 13, 2019, the FDA approved a new indication and related label expansion based on REDUCE-IT. VASCEPA is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy to reduce the risk of myocardial infarction, stroke, coronary revascularization, and unstable angina requiring hospitalization in adult patients with elevated TG levels (≥150 mg/dL) and either established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease. Reflecting the robust results of the clinical development program for VASCEPA, no additional post-approval clinical study or other special post approval requirement (as often seen with other drug approvals) was requested by the FDA in conjunction with its approval of VASCEPA.

Based on our current understanding of the biological effects of a COVID-19 infection, including that patients at high risk of cardiovascular disease are at higher risk of mortality and severe effects from a COVID-19 infection, and based on data related to the mechanism of action and effects of VASCEPA in lowering cardiovascular risk in certain high-risk patients, we believe that VASCEPA could play a beneficial clinical role in helping patients infected by the virus. We are currently providing drug product and limited financial support to investigators in multiple pilot studies designed to better understand the potential of VASCEPA and this potentially beneficial role. If the results of these pilot studies are positive, we intend to evaluate whether additional study is appropriate. The clinical effects of VASCEPA are multi-factorial. Multiple mechanisms of action associated with VASCEPA from clinical and mechanistic studies support the rationale to study its effects in patients with the COVID-19 infection. Additional postulated mechanisms that might play a role in the use of VASCEPA in the patients infected with COVID-19 include potential antiviral/antimicrobial effects, fibrosis and cardiac damage mitigation in animal models and anti-inflammatory effects (acute) in pulmonary/lung tissue.

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

Impact of COVID-19

As the COVID-19 pandemic continues to spread and impact global populations and economies, we continue to evaluate its impact on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the importance of supporting patients, we are diligently working with our suppliers, customers, distributors and other partners to provide patients with access to VASCEPA, while taking into account regulatory, institutional, and government guidance, policies and protocols. Given the uncertainties regarding the scope and impact of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, particularly as COVID-19 protocols and resources have restricted or discouraged patient access to hospitals, clinics, physicians’ offices and other administration sites and caused a reprioritization of health care services, the impact of COVID-19 could materially impact our current performance and continue to represent a risk to our future performance.

Beginning in mid-March 2020, our ability to directly promote VASCEPA to healthcare professionals has been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choose to not get blood tests which test results provide information useful to the treatment of cardiovascular risk. Such impact has had a significant impact on slowing VASCEPA prescription and revenue growth. While COVID-19 continues to impact our promotion of VASCEPA, we see early signs of improvement. Our sales representatives are increasingly gaining access to educate healthcare professionals regarding VASCEPA. Such access remains variable and challenging due to COVID-19, yet we are optimistic that this improved access trend will increase and translate into increased levels of VASCEPA prescriptions and revenue. In July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only FDA approved drug for its indication. We anticipate that over time such promotion will increase awareness and usage of

VASCEPA, and could help mitigate challenges if social distancing protocols and other restrictions are reinforced, including in light of any resurgence of the infection in certain geographies. Data on increased product usage from similar promotion of other products suggests that the impact of television-based promotion can be positive and sustained but is rarely immediate in its effect.

Thus far, COVID-19 has not materially impacted our ability to secure and deliver supply of VASCEPA. And, thus far, COVID-19 is not known to have significantly impacted ongoing clinical trials of VASCEPA. Regarding regulatory review of VASCEPA in Europe, COVID-19 appears to have modestly slowed certain aspects of the review with the overall timeline for the review being completed by the EMA shifting from what was previously estimated as late 2020 into our current estimate of early 2021.

The ultimate impacts of COVID-19 on our business are unknown; however, we are actively monitoring the situation and may take precautionary and preemptive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to VASCEPA.

We believe that the overall morale of employees within Amarin is positive despite the challenges associated with COVID-19. While we have experienced modest employee turnover in recent months, the turnover level is generally consistent with the pre-COVID era. And, while in a period of social distancing we are intentionally slow in hiring replacements for our limited number of open positions resulting from such seemingly ordinary course turnover, it is our intention to fill such positions particularly as we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. We commenced our commercial launch of 1-gram size VASCEPA capsules in the United States in January 2013, and introduced a smaller 0.5-gram capsule size in October 2016. Revenues from product sales are recognized when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. Outside of the United States, currently all our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from product sales to our international commercial partners are recognized when the commercial partners obtain control of our product, which occurs at a point in time, typically upon delivery to the commercial partner. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly. Currently the majority of our products revenue is derived from direct sales of VASCEPA in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in Cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country.

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

Income tax benefit. Income tax benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the three and six months ended June 30, 2020 and 2019 are not more likely than not to be realized. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years. We recorded an income tax benefit of nil million and $2.4 million for the three and six months ended June 30, 2020 as a result of these loss carrybacks and an income tax benefit of nil for the three and six months ended June 30, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies, significant judgments and estimates during the six months ended June 30, 2020.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and June 30, 2019

Product revenue, net. We recorded net product revenue of $133.7 million and $100.4 million during the three months ended June 30, 2020 and 2019, respectively, an increase of $33.4 million, or 33%. This increase was driven primarily by volume of VASCEPA sales to our customers in the United States, as well as a modest increase in VASCEPA’s net selling price in the United States. Orders by such customers were supported by an increase in estimated normalized total VASCEPA prescriptions in the United States, reflecting various factors including managed care improvements. Based on data provided by Symphony Health and IQVIA, estimated normalized total VASCEPA prescriptions in the United States increased by approximately 335,000 and 324,000, respectively, over the three months ended June 30, 2019, representing growth of 44% and 47%, respectively. The increase in net product revenue was also driven by VASCEPA sales to our commercial partners outside of the United States of approximately $1.8 million during the three months ended June 30, 2020 as compared to nil during the three months ended June 30, 2019.

All of our product revenue, net in the United States, in the three months ended June 30, 2020 and 2019 was derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day and, as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the quarters ended June 30, 2020 and 2019, our Product revenue, net in the United States included adjustment for co-pay mitigation support provided by us for commercially insured patients. Such rebates are intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit of their insurances. Our cost for these co-payment support payments during the quarters ended June 30, 2020 and 2019 was up to $150 and $110, respectively per 30-day prescription filled and, up to $450 and $330, respectively per 90-day prescription filled.

As is typical for the pharmaceutical industry, the majority of VASCEPA sales in the United States are to major commercial wholesalers which then resell VASCEPA to retail pharmacies.

In March 2020, COVID-19, or SARS-CoV-2, became widespread in the United States and other geographies around the globe. In recognition of guidance from public health officials, we announced on March 15, 2020 a temporary suspension of in-person promotional activities. In June 2020, we resumed sales force, field-based, face-to-face interactions with healthcare providers in a phased approach that is consistent with guidelines from local, state and government health officials in the United States. For a newly FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood test results prior to prescribing the drug to the patient. Public reports from IQVIA showed patient visits to medical offices for non-emergency medical care were down approximately 70% in April 2020 during the height of the COVID-19 related social distancing. Also reported was a significant drop in the number of routine lab tests likely due to patients not seeking medical care for non-urgent medical needs and resources of the medical community shifting focus to address the COVID-19 pandemic. As a result, while VASCEPA prescription levels in the three months ended June 30, 2020 grew over the three months ended June 30, 2019, we witnessed a slowing of new patients being prescribed VASCEPA resulting in year over year growth in the three months ended June 30, 2020 which was considerably slower than the growth reported in the three months ended March 31, 2020 when we launched VASCEPA for its new cardiovascular indication. According to IQVIA data, in June 2020 the number of patient visits to health care providers and the number of lab tests increased meaningfully over the lows of April 2020 but remained below the volume levels reported prior to mid-March 2020 when the impact of COVID-19 began to significantly impact the United States.  We cannot predict the duration of this pandemic and we cannot quantify the impact of COVID-19 on our business beyond June 30, 2020. We are confident that the patient need for VASCEPA remains high and that the slowing of VASCEPA growth in the three months ended June 30, 2020 was COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended June 30, 2020 and 2019 was $1.6 million and $0.4 million, respectively, an increase of $1.2 million, or 274%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•	Eddingpharm – a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016
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

Cost of goods sold. Cost of goods sold during the three months ended June 30, 2020 and 2019 was $28.8 million and $22.8 million, respectively, an increase of $6.0 million, or 26%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2020 and 2019 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2020 to be similar to or modestly lower than 2019. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended June 30, 2020 and 2019 was 78% and 77%, respectively. The increase in gross margin on product sales is driven by gross margin on U.S. product sales of 79%, partially offset by the gross margin on product sales to our partners outside the U.S. which was based on contractually agreed upon terms with our commercial partners in those territories which partners incur the costs of promoting and selling the product in their territories. During the three months ended June 30, 2019,  there were no product sales to our partners outside the U.S. to impact gross margin levels.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2020 and 2019 was $92.4 million and $73.4 million, respectively, an increase of $19.0 million, or 26%. Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 are summarized in the table below:

	Three months ended June 30,
In thousands	2020	2019
Selling expense (1)	$64,601	$52,838
General and administrative expense (2)	17,434	13,726
Non-cash stock-based compensation expense (3)	10,360	6,842
Total selling, general and administrative expense	$92,395	$73,406

(1)

Selling expense for the three months ended June 30, 2020 and 2019 was $64.6 million and $52.8 million, respectively, an increase of $11.8 million, or 22%. This increase is primarily due to increased personnel costs related to the sales force expansion from approximately 440 sales professionals, including approximately 400 sales representatives, in 2019 to approximately 900 sales professionals, including approximately 800 sales representatives, offset by a decrease in direct to consumer promotion due to the temporary suspension of such marketing activities following the ANDA patent litigation ruling in the United States, with such spending restored in June 2020.

(2)

General and administrative expense for the three months ended June 30, 2020 and 2019 was $17.4 million and $13.7 million, respectively, an increase of $3.7 million, or 27%. This increase is primarily a result of an increase in personnel and related costs as well as insurance premiums.

(3)

Non-cash stock-based compensation expense for the three months ended June 30, 2020 and 2019 was $10.4 million and $6.8 million, respectively, an increase of $3.5 million, or 51%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our selling, general and administrative functions. The increase is due primarily to an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards.

We continuously evaluate all of our spending commitments and priorities, including the impact of the pending ANDA patent litigation and COVID-19 and as we work to increase revenue from VASCEPA. We currently plan to spend approximately $80.0 million in education and promotion in 2020 to increase awareness of VASCEPA as the only U.S. FDA-approved drug for lowering the risk of heart attacks, strokes, and other major adverse cardiovascular events in high risk patients beyond statin therapy. We plan to adjust our level of education and promotional activities based on various factors, including whether any generic company takes the risk of launching a generic version of VASCEPA during the patent litigation appeal process and the amount of any product launched.

Research and development expense. Research and development expense for the three months ended June 30, 2020 and 2019 was $10.0 million and $7.1 million, respectively, an increase of $2.8 million, or 40%. Research and development expenses for the three months ended June 30, 2020 and 2019 are summarized in the table below:

	Three months ended June 30,
In thousands	2020	2019
REDUCE-IT study (1)	$3,769	$2,055
Regulatory filing fees and expenses (2)	777	227
Internal staffing, overhead and other (3)	3,652	3,807
Research and development expense, excluding non-cash Expense	8,198	6,089
Non-cash stock-based compensation expense (4)	1,771	1,041
Total research and development expense	$9,969	$7,130

The increase in research and development expenses for the quarter ended June 30, 2020, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The increase in expenses is primarily driven by costs beyond the conduct of the study, including costs to further analyze samples collected from REDUCE-IT patients and to support various publications and scientific presentations relating to REDUCE-IT.

(2)

The regulatory filing fees in each of the quarters ended June 30, 2020 and 2019 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and costs associated with supporting various other investigations, including work in collaboration with Mochida and pilot studies regarding VASCEPA and COVID-19.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions.

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

Interest income (expense), net. Net interest income (expense) for the three months ended June 30, 2020 and 2019 was $0.2 million and $0.8 million, respectively, a decrease of $0.6 million, or 81%. Net interest income for the three months ended June 30, 2020 and 2019 is summarized in the table below:

	Three months ended June 30,
In thousands	2020	2019
Debt from royalty-bearing instrument (1):
Cash interest	$(496)	$(1,156)
Non-cash interest	(201)	(431)
Total debt from royalty-bearing instrument interest expense	(697)	(1,587)
Other interest expense	(93)	(155)
Total interest expense	(790)	(1,742)
Interest income (2)	941	2,531
Total interest income (expense), net	$151	$789

(1)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended June 30, 2020 and 2019 was $0.7 million and $1.6 million, respectively. These amounts reflect the fact that our VASCEPA net revenue levels have not been, and during these periods were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(2)

Interest income for the three months ended June 30, 2020 and 2019 was $0.9 million and $2.5 million, respectively. Interest income represents income earned on cash and investment balances. As a result of COVID-19 and the resulting economic conditions, interest rates have decreased during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Other income (expense), net. Other income (expense), net for each of the three months ended June 30, 2020 and 2019 was income of $0.1 million and expense of $0.1 million, respectively. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions.

 Comparison of Six Months Ended June 30, 2020 and June 30, 2019

Product revenue, net. We recorded net product revenue of $285.9 million and $173.1 million during the six months ended June 30, 2020 and 2019, respectively, an increase of $112.8 million, or 65%. This increase was driven primarily by volume of VASCEPA sales to our customers in the United States, as well as a modest increase in VASCEPA’s net selling price in the United States. Orders by such customers were supported by an increase in estimated normalized total VASCEPA prescriptions in the United States, reflecting various factors including managed care improvements. Based on data provided by Symphony Health and IQVIA, estimated normalized total VASCEPA prescriptions in the United States increased by approximately 778,000 and 733,000, respectively, over the six months ended June 30, 2019, representing growth of 57% and 59%, respectively. The increase in net product revenue was also driven by VASCEPA sales to our commercial partners outside of the United States of approximately $8.5 million during the six months ended June 30, 2020 as compared to $0.3 million during the six months ended June 30, 2019, primarily as a result of an initial order to ensure availability of adequate product supply for the launch of VASCEPA in Canada, such revenue is based on contractually agreed pricing and other terms.

All of our product revenue, net in the United States, in the six months ended June 30, 2020 and 2019 was derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day and, as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the six months ended June 30, 2020 and 2019, our Product revenue, net in the United States included adjustment for co-pay mitigation support provided by us for commercially insured patients. Such rebates are intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit of their insurances. Our cost for these co-payment support payments during the six months ended June 30, 2020 and 2019 was up to $150 and $110, respectively, per 30-day prescription filled and, up to $450 and $330, respectively per 90-day prescription filled.

As is typical for the pharmaceutical industry, the majority of VASCEPA sales in the United States are to major commercial wholesalers which then resell VASCEPA to retail pharmacies.

In March 2020, COVID-19, or SARS-CoV-2, became widespread in the United States and other geographies around the globe. In recognition of guidance from public health officials, we announced on March 15, 2020 a temporary suspension of in-person promotional activities. In June 2020, we resumed sales force, field-based, face-to-face interactions with healthcare providers in a phased approach that is consistent with guidelines from local, state and government health officials in the United States. For a newly FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood test results prior to prescribing the drug to the patient. Public reports from IQVIA showed patient visits to medical offices for non-emergency medical care were down approximately 70% in April 2020 during the height of the COVID-19 related social distancing. Also reported was a significant drop in the number of routine lab tests likely due to patients not seeking medical care for non-urgent medical needs and resources of the medical community shifting focus to address the COVID-19 pandemic. As a result, while VASCEPA prescription levels in the three months ended June 30, 2020 grew over the three months ended June 30, 2019, we witnessed a slowing of new patients being prescribed VASCEPA resulting in year over year growth in June 30, 2020 which was considerably slower than the growth reported in the three months ended March 31, 2020 when we launched VASCEPA for its new cardiovascular indication. According to IQVIA data, in June 2020 the number of patient visits to health care providers and the number of lab tests increased meaningfully over the lows of April 2020 but remained below the volume levels reported prior to mid-March 2020 when the impact of COVID-19 began to significantly impact the United States. We cannot predict the duration of this pandemic and we cannot quantify the impact of COVID-19 on our business beyond June 30, 2020. We are confident that the patient need for VASCEPA remains high and that the slowing of VASCEPA growth in the three months ended June 30, 2020 was COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols.

 Licensing and royalty revenue. Licensing and royalty revenue during the six months ended June 30, 2020 and 2019 was $4.4 million and $1.0 million, respectively, an increase of $3.4 million, or 350%. Licensing revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the six months ended June 30, 2020 and 2019 was $63.6 million and $39.9 million, respectively, an increase of $23.7 million, or 59%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2020 and 2019 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2020 to be similar to or modestly lower than 2019. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the six months ended June 30, 2020 and 2019 was 78% and 77%, respectively. The increase in gross margin on product sales is driven by gross margin on U.S. product sales of 80%, partially offset by the gross margin on product sales to our partners outside the U.S. which was based on contractually agreed upon terms with our commercial partners in those territories which partners incur the costs of promoting and selling the product in their territories. During the six months ended June 30, 2019, the $0.3 million product sales to our partners outside the U.S. had a negligible impact on gross margin levels.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2020 and 2019 was $226.3 million and $145.0 million, respectively, an increase of $81.3 million, or 56%. Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 are summarized in the table below:

	Six months ended June 30,
In thousands	2020	2019
Selling expense (1)	$167,060	$107,619
General and administrative expense (2)	39,894	24,972
Non-cash stock-based compensation expense (3)	19,378	12,448
Total selling, general and administrative expense	$226,332	$145,039

(1)

Selling expense for the six months ended June 30, 2020 and 2019 was $167.1 million and $107.6 million, respectively, an increase of $59.4 million, or 55%. This increase is primarily due to increased personnel costs related to the sales force expansion from approximately 440 sales professionals, including approximately 400 sales representatives, in 2019 to approximately 900 sales professionals, including approximately 800 sales representatives, as well as an increase in promotional activities and direct to consumer promotion following the launch of VASCEPA in early 2020 for the new indication and expanded label approved by FDA in December 2019.

(2)

General and administrative expense for the six months ended June 30, 2020 and 2019 were $39.9 and $25.0 million, respectively, an increase of $14.9 million, or 60%. This increase is primarily a result of increased legal fees related to the ongoing ANDA patent litigation in the United States, personnel and related costs and insurance premiums.

(3)

Non-cash stock-based compensation expense for the six months ended June 30, 2020 and 2019 was $19.4 million and $12.4 million, respectively, an increase of $6.9 million, or 56%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our selling, general and administrative functions. The increase is due primarily to an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards.

We continuously evaluate all of our spending commitments and priorities, including the impact of the pending ANDA patent litigation and COVID-19 and as we work to increase revenue from VASCEPA. We currently plan to spend approximately $80.0 million in education and promotion in 2020 to increase awareness of VASCEPA as the only U.S. FDA-approved drug for lowering the risk of heart attacks, strokes, and other major adverse cardiovascular events in high risk patients beyond statin therapy. We plan to adjust our level of education and promotional activities based on various factors, including whether any generic company takes the risk of launching a generic version of VASCEPA during the patent litigation appeal process and the amount of any product launched.

Research and Development Expense. Research and development expense for the six months ended June 30, 2020 and 2019 was $20.2 million and $14.4 million, respectively, an increase of $5.9 million, or 41%. Research and development expenses for the six months ended June 30, 2020 and 2019 are summarized in the table below:

	Six months ended June 30,
In thousands	2020	2019
REDUCE-IT study (1)	$7,213	$3,707
Regulatory filing fees and expenses (2)	1,181	663
Internal staffing, overhead and other (3)	8,509	7,684
Research and development expense, excluding non-cash Expense	16,903	12,054
Non-cash stock-based compensation expense (4)	3,344	2,318
Total research and development expense	$20,247	$14,372

The increase in research and development expenses for the six months ended June 30, 2020, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The increase in expenses is primarily driven by costs beyond the conduct of the study to further analyze samples collected from REDUCE-IT patients.

(2)

The regulatory filing fees included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. In January 2020, we achieved certain milestones under our strategic collaboration agreement with Mochida, resulting in payment of $1.0 million. Also included are costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA and COVID-19.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions.

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

Interest income (expense), net. Net interest income (expense) for the six months ended June 30, 2020 and 2019 was income of $1.4 million and expense of $0.9 million, respectively, an increase of $2.3 million, or 250%. Net interest income (expense) for the six months ended June 30, 2020 and 2019 is summarized in the table below:

	Six months ended June 30,
In thousands	2020	2019
Long-term debt from royalty-bearing instrument (1):
Cash interest	$(1,260)	$(2,368)
Non-cash interest	(490)	(877)
Total debt from royalty-bearing instrument interest expense	(1,750)	(3,245)
Other interest expense	(231)	(329)
Total interest expense	(1,981)	(3,574)
Interest income (2)	3,340	2,666
Total interest income (expense), net	$1,359	$(908)

(1)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the six months ended June 30, 2020 and 2019 was $1.8 million and $3.2 million, respectively. These amounts reflect the fact that our VASCEPA net revenue levels have not been, and during these periods were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period.

(2)

Interest income for the six months ended June 30, 2020 and 2019 was $3.3 million and $2.7 million, respectively. Interest income represents income earned on cash and investment balances. The increase is driven by the increased cash and investment balances as a result of the public offering we completed in July 2019, which resulted in net proceeds of $440.1 million.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2020 and 2019 was nominal  and expense of $0.1 million, respectively. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions.

Income tax benefit. Income tax benefit for the six months ended June 30, 2020 and 2019 was $2.4 million and nil, respectively. The income tax benefit recorded for the period ended June 30, 2020 relates to the carryback of U.S. net operating losses as permitted under the CARES Act enacted in March 2020. The provision for each period is the result of losses generated by our U.S. and non-U.S. operations for which no tax benefit other than the benefit related to the loss carryback has been recognized based on our position that deferred tax benefits are not more likely than not to be realized based on available evidence.

Liquidity and Capital Resources

Our sources of liquidity as of June 30, 2020 exceeds $600.0 million which includes cash and cash equivalents and restricted cash of $217.9 million, short-term investments of $336.3 million and long-term investments of $61.0 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2020	2019
Cash provided by (used in):
Operating activities	$5.7	$(22.2)
Investing activities	(396.3)	(0.8)
Financing activities	(40.0)	(4.5)
Decrease in cash and cash equivalents and restricted cash	$(430.6)	$(27.5)

Net cash provided in operating activities during the six months ended June 30, 2020 compared net cash used in operating activities during the same period in 2019 increased primarily as a result of higher collections due to an increase in product sales, partially offset by costs associated with expanding our United States-based sales force, as well as increased costs of promotional activities following the successful REDUCE-IT study results.

Net cash used in investing activities during the six months ended June 30, 2020 compared to the same period in 2019 increased as a result of our purchasing approximately $527.5 million investment-grade interest bearing instruments during 2020, partially offset by $131.4 million in proceeds from the maturity and sale of securities.

Net cash used by financing activities during the six months ended June 30, 2020 increased as compared to the same period in the prior year, primarily due to a decrease in the number of stock options that were exercised during the period and an increase in the payment made on our royalty-bearing instrument.

In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to VASCEPA, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of June 30, 2020, the net remaining amount to be repaid to CPPIB is $23.0 million, which will be repaid in quarterly installments calculated as 10% of quarterly VASCEPA net revenues. We can prepay the net remaining amount at any time.

As of June 30, 2020, we had net accounts receivable $125.0 million and inventory of $124.8 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of June 30, 2020. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers, any potential generic competition in the United States as a result of our ANDA litigation and commercialization of VASCEPA in Europe. For Europe, we anticipate the number of added employees to be hired in 2020 to be fewer than twenty professionals as the initial focus in Europe is on regulatory approval and reimbursement.

We believe that our cash and cash equivalents of $214.0 million as of June 30, 2020 together with our short-term investments of $336.3 million as of June 30, 2020, will be sufficient to fund our projected operations for at least twelve months and is adequate to achieve positive cash flow from VASCEPA based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed below under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties, operating leases related to real estate used as office space and debt and related interest. There have been no material changes during the six months ended June 30, 2020 to our contractual obligations as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, or the Evaluation Date, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded, based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a discussion of our current legal proceedings. There have been no material changes to the matters described in those disclosures during the three months ended June 30, 2020, other than as set forth below.

The trial for the ANDA patent litigation against defendants, Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., or, collectively, DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their respective affiliates, or the Defendants, took place in the United States District Court for the District of Nevada, or the Nevada Court (case no.: 2:16-cv-02525-MMD-NJK (consolidated with 2:16-cv-02562-MMD-NJK). Following conclusion of the trial in late January 2020, the Nevada Court, on March 30, 2020, decided in favor of the Defendants, ruling that our relevant patents are invalid due to obviousness. We have appealed this decision to the United States Court of Appeals for the Federal Circuit (case no.: 20-1723). We intend to vigorously enforce our intellectual property rights relating to VASCEPA, but we cannot predict the outcome of the appeal.

A settlement agreement with Apotex Inc., or Apotex, was reached in June 2020, that resolves patent litigation that would have resulted from the previously disclosed ANDA filed by Apotex with U.S. Food and Drug Administration, or FDA, and amended in May 2020, seeking approval of a generic form of VASCEPA capsules based on the MARINE study. As part of the settlement agreement, Apotex may not sell a generic version of VASCEPA in the United States until August 9, 2029 (the same such date provided for under the 2018 settlement agreement with Teva Pharmaceuticals USA, Inc., or Teva) or earlier under certain customary circumstances. As currently relevant, such circumstances include if we are not successful in our pending appeal of the March 2020 Nevada Court decision after issuance of the Federal Circuit mandate following any Federal Circuit rehearing or en banc review.

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

Risks Related to the Commercialization and Development of VASCEPA

* We are substantially dependent upon VASCEPA, its commercialization in the United States and its development and commercialization in major markets. In the United States, VASCEPA could experience generic competition in the near term in light of a federal district court ruling in favor of the generic drug companies in our patent trial.

The success of our company depends on our ability to successfully commercialize our sole product, VASCEPA® (icosapent ethyl) capsules, in major markets. Our primary focus has been on the U.S. market as much of our near-term financial results and value as a company has depended on our ability to execute our development and commercial strategy for VASCEPA in the United States. As previously disclosed, on March 30, 2020, following a trial, a federal district court ruled in favor of the generic drug companies in our patent litigation against two filers of abbreviated new drug applications, or ANDAs, for our VASCEPA franchise in the United States. We disagree with the ruling that our patents are invalid and are vigorously pursuing appeal. As detailed further below, if generic companies determine to launch generic versions of icosapent ethyl in the United States, such competition could have a material and adverse impact on our revenues and our results of operations.

We have expanded our development efforts to support regulatory approvals and launch of VASCEPA in major markets outside the United States primarily for the reduction of cardiovascular risk in high risk patients. This is the second indication approval for VASCEPA in the United States and is an indication that is different than that which is subject, in the United States, to the adverse patent litigation in the United States. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and intend to consider potential additional partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. We are also currently developing VASCEPA on our own in Europe and are exploring possible strategic collaborations within Europe and in other major markets. If commercialization efforts for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

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

Likewise, if we seek to diversify our development programs or product offerings through licensing or acquisitions, such transactions are also time-consuming, may be dilutive to existing shareholdings, and can be disruptive to operations, and may not be available on favorable terms, or at all. These dynamics can restrict our ability to respond rapidly to adverse business conditions for VASCEPA. If development of, or demand for, VASCEPA does not meet expectations, we may not have the ability to effectively shift our resources to the development of alternative products, or do so in a timely manner, without suffering material adverse effects on our business. As a result, the lack of alternative markets and products we develop could constrain our ability to generate revenues and achieve profitability.

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

We have received paragraph IV certification notices from certain companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of VASCEPA as described in those companies’ ANDAs. Following receipt of the paragraph IV certifications, beginning in late 2017 we were involved in litigation against these companies, including Dr. Reddy’s Laboratories, Inc., or DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward) and certain of their affiliates, or the Defendants, in the U.S. District Court for the District of Nevada, or the Nevada Court. In these lawsuits, we sought, among other remedies, an order enjoining each Defendant from marketing generic versions of VASCEPA before the last to expire of the asserted patents in 2030.

On March 30, 2020, following conclusion of the trial in late January 2020, the Nevada Court issued its ruling in favor of the Defendants. The statutory stay on the FDA’s ability to give final approval to a generic VASCEPA associated with the filing of these lawsuits expired in January 2020. Hikma received FDA approval of its ANDA in May 2020. The FDA could approve DRL’s ANDA at any time. After FDA approval, subject to adequate supply, either company could commercially launch a generic version of VASCEPA in the United States.

The ruling of the Nevada Court could also permit Teva Pharmaceuticals USA, Inc., or Teva, to launch a generic version of VASCEPA under certain circumstances pursuant to a settlement agreement with us. For example, our settlement agreement with Teva provides that if another generic company obtains FDA approval and launches at risk pending appeal of the March 2020 Nevada Court ruling, Teva can launch its generic version of VASCEPA if we do not obtain an injunction removing such product from the market within 60 days. In such case, Teva’s commercialization would be at risk as Teva would be required to withdraw its product from the market if the other entities that launched at risk withdraw their products. Our settlement with Apotex Inc., or Apotex, does not have this provision. Further, the Teva and Apotex settlement agreements permit such companies to launch their generic version of VASCEPA if we lose our appeal of the March 2020 Nevada Court decision at the Federal Circuit level. Like Teva, any launch by Apotex would be subject to FDA approval of the Apotex ANDA and procurement of adequate supply.

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

Further, although we are appealing the ruling of the Nevada Court, and may pursue additional remedies, including seeking a preliminary injunction pending appeal, we may not be successful in any such efforts, which will be costly and time-consuming to pursue. Such efforts will also require considerable attention of management and could, even if ultimately successful, negatively impact our results of operations.

Additionally, while we believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA is time-consuming and expensive, all of which may limit the amount of VASCEPA supply available to generic companies in the event that they launch a generic version of VASCEPA, we could be wrong. We do not have direct visibility into the supply levels of any of the ANDA filers and we rely on our own experience together with information from third parties. The ANDA filers could potentially find or develop sources of qualified VASCEPA supply that are not known to us.

* Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary to meet expectations for commercial success.

In January 2013, we launched VASCEPA based on the U.S. Food and Drug Administration, or FDA, approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG > 500 mg/dL) hypertriglyceridemia. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of VASCEPA on the risk for pancreatitis in patients with severe hypertriglyceridemia has not been determined and our FDA-approved labeling and promotional efforts state these facts.

In September 2018, we announced topline results from the REDUCE-IT®, or Reduction of Cardiovascular Events with EPA—Intervention Trial cardiovascular outcomes study of VASCEPA. In November 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of VASCEPA on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. VASCEPA was well tolerated in REDUCE-IT with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current FDA-approved labeling.

In December 2019, the FDA approved a new indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

Despite FDA approval for this new indication and expanded label for VASCEPA, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this new approved use, even if we are successful in our appeal of the March 2020 ruling in the Nevada Court. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable on an ongoing basis. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

•	the impact of and outcome of our pending appeal of the March 2020 Nevada Court ruling;
•	the commercialization and pricing of any generic version of VASCEPA;
•

the perceived efficacy and safety of VASCEPA by prescribing healthcare professionals and patients, as compared to no treatment and as compared to alternative treatments in various at-risk patient populations;

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

For example, two major factors that affect market use of prescription drugs are their perceived cost-effectiveness and the breadth of their use among different patient populations, both on label and off-label. In October 2019, the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on VASCEPA. The conclusion from the report is that VASCEPA easily met even the most stringent “commonly cited thresholds for cost-effectiveness and therefore represent(s) a high long-term value for money,” based on the organization’s value assessment framework. As part of the public meeting held by ICER analyzing REDUCE-IT data, the ICER review committee discussed whether, based on REDUCE-IT, VASCEPA should be considered for use in patients as an add-on to statin therapy generally, and not just in patients with persistent elevated triglyceride levels after statin therapy, which ICER defined as triglyceride levels of at least 135 mg/dL. Use as an add-on to statin therapy generally represents a larger patient population than studied in REDUCE-IT and larger than covered by FDA-approved labeling. By contrast, FDA-approved labeling for VASCEPA reflects limitations such as use in patients with persistent elevated triglyceride levels defined as triglyceride levels of at least 150 mg/dL after statin therapy and specific criteria designed to ensure the patient populations approved for use had sufficiently high degrees of CV risk. While the clinical judgment of prescribing physicians is the most important factor that determines the breadth of a drug’s use in the United States and often results in prescriptions in patient populations that go beyond FDA labeling, FDA-approved labeling that is more closely tied to the patient population studied in a clinical trial could limit use generally and by making reimbursement more difficult.

*The scale and scope of the coronavirus, or COVID-19, pandemic is uncertain and poses a significant threat to public health and infrastructure throughout the world, which could have a negative impact on our business.

The global spread of the coronavirus has created significant volatility, uncertainty and disruption in healthcare, social and economic infrastructures. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic and political activity and actions taken in response;
•

the effect on patients, healthcare providers and business partners, including patients’ ability to access supplies of VASCEPA and the willingness of patients to visit doctors for non-urgent medical examination or to visit labs for blood tests to assess biomarkers such as lipid levels;

•	our ability to commercialize VASCEPA, including as a result of travel restrictions, social distancing and other containment measures;
•	the enrollment or monitoring of patients in clinical trials, particularly at clinical trial sites located in highly impacted jurisdictions;
•	the ability to access, secure and otherwise obtain and deliver sufficient and timely commercial or clinical supplies of VASCEPA to meet demand if the production capabilities of suppliers is disrupted;
•	disruptions in regulatory oversight and actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19;
•	the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system becomes overly strained; and
•	any closures of our and our partners’ offices, operations and facilities impeding our ability to work together as a company and with our business and healthcare partners.

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. We resumed sales force, field-based, face-to-face interactions with healthcare providers on a pilot scale in June 2020. As the situation changes, we hope to be able to resume more of our business efforts but there can be no assurance that this will be successful or that healthcare providers who have started to allow direct interactions with our sales force will continue to allow such interactions. In an effort to mitigate this disruption, we have implemented remote protocols and procedures to be able to support patient care and access of VASCEPA by providing digital and internet-based educational materials and copay cards. Although we expect such measures to be temporary, we cannot predict how long such measures will need to be in place. These efforts may not be as successful as traditional, in-person interactions, and are vulnerable to disruptions that may occur if the digital infrastructures are insufficient to accommodate the increased usage as social distancing is implemented on a global scale. For example, access to healthcare professionals through the internet is not as productive as interactions under prior conditions.

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

The disruptions associated with the coronavirus pandemic could also delay the timing of a determination on our patent ruling appeal and our ability to seek other legal remedies as travel, operational resources and personnel are disrupted, with respect to our efforts and capabilities, as well as those of our advisors and the courts. The disruptions associated with the coronavirus pandemic could also delay our plans to hire additional employees for the potential commercialization of VASCEPA in Europe and could also delay the potential timing of completion of the EMA review and subsequent review of our application to get VASCEPA approved to be marketed in Europe. For instance, COVID-19 appears to have modestly slowed certain aspects of the review with the overall timeline for the review being completed by the EMA shifting from what was previously estimated as late 2020 into our current estimate of early 2021.

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

In December 2019, the FDA approved a new indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease. Even though FDA has approved VASCEPA for this expanded label and new indication based on the REDUCE-IT results, additional data assessment by international regulatory authorities or otherwise could yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial outcome can take years to complete and publish. When new data are assessed and released or presented it could exceed, match or may not meet investor expectations.

In addition, the same set of data can sometimes be interpreted to reach different conclusions. This was the case when Health Canada approved an indication based on REDUCE-IT data that was different in certain respects than that approved by FDA in the United States. It is possible the scope of subsequent regulatory approvals, if any, could likewise differ based on the same data, such as with our pending European Union, or EU, application. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

Regulatory authorities and medical guideline committees outside of the United States may consider the following additional factors, which could lead to evaluations of the totality of the efficacy and safety data from REDUCE-IT that differ from those of the FDA:

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

If regulatory authorities and medical guideline committees outside of the United States draw conclusions that differ from those of the FDA, the FDA could reevaluate its conclusions as to the safety and efficacy of VASCEPA. Likewise, if additional data or analyses released from time to time do not meet expectations, the perception of REDUCE-IT results and the perceived and actual value of VASCEPA may suffer. In these instances our revenue and business could suffer and our stock price could significantly decline.

* Ongoing clinical trials involving VASCEPA and similar moderate-to-high doses of eicosapentaenoic acid or icosapent ethyl could influence public perception of VASCEPA’s clinical profile and the commercial and regulatory prospects of VASCEPA.

Ongoing trials of moderate-to-high doses of VASCEPA and icosapent ethyl or a similar, eicosapentaenoic acid, product could provide further information on the effects of VASCEPA and its commercial and regulatory prospects.

The Effect of VASCEPA on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy (EVAPORATE; ClinicalTrials.gov number, NCT02926027), is examining changes in patients’ coronary plaque over 9 to 18 months. The goal of this study is to evaluate whether treatment with VASCEPA (4 grams/day) results in a greater change from baseline in low attenuation plaque than placebo in subjects with elevated triglycerides (200-499 mg/dL). Entry criteria for EVAPORATE include: elevated triglycerides (fasting value between 200-499 mg/dL) at qualifying or baseline visit; LDL-C >40 mg/dL and LDL-C ≤115 mg/dL on appropriate statin therapy; stable diet and exercise, as defined as the same pattern for the previous four weeks; and stable treatment with a statin with or without ezetimibe for at least four weeks. In November 2019, interim data from the EVAPORATE study were presented showing a reduction in total plaque volume when compared with placebo, with no shown reduction of low attenuation plaque volume compared with placebo. This study is continuing as designed and final results are expected to be announced in the second half of 2020.

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

We are also completing our assessment of a clinical study of VASCEPA in China similar in design to our MARINE study. We expect to announced results of that study in the second half of 2020. There can be no assurance that the results of this trial will be similar to the results of the MARINE study. Even if such results are similar additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk.

We have also funded investigational studies on the use of VASCEPA in the prevention and treatment of COVID-19 results of which are expected over the next year.

If the outcomes of one or more of these studies do not meet expectations, the perception of existing clinical results of VASCEPA, such as MARINE or REDUCE-IT, or the perceived clinical profile and commercial value of VASCEPA and its regulatory status may suffer. If this occurs our revenue and business could suffer and our stock price could significantly decline.

* Our current and planned commercialization efforts may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Approximately two to three million adults in the United States have very high (≥500 mg/dL) triglyceride levels, the MARINE patient population. There are approximately 5 to 15 million people in the United States who meet the specific REDUCE-IT inclusion criteria. Since 1976, mean triglyceride levels have increased in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our sales force to approximately  440 sales professionals, including approximately 400 sales representatives. As a result of the additional indication and label expansion approved by the FDA in December 2019, in cardiovascular risk reduction, we completed the further expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives. This sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians. Thus, despite this significant expansion of our sales team, we may not have sufficient sales personnel and resources to maximize the sales potential of VASCEPA.

In addition to the sales force expansion in the United States, we plan to work internally and with partners to support regulatory efforts toward approvals and commercialization outside the United States based primarily on REDUCE-IT results. For example, assuming regulatory approval, we plan to launch VASCEPA on our own in at least certain geographies in Europe. As such efforts progress, we may encounter further challenges associated with rapidly hiring and training personnel and managing larger teams of people, directly or through our partners in jurisdictions in which management has less experience than in the United States.

Factors related to building and managing a sales and marketing organization in different territories world-wide that could inhibit our efforts to successfully commercialize VASCEPA, include:

•

the impact the expiration of regulatory exclusivities and entry into the market of one or more generic versions of VASCEPA, as covered above or with respect to the impact such an event may have on the factors below;

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

If we are not successful in maintaining a sales force that is rightsized for our efforts to market and sell VASCEPA, our anticipated revenues or our expenses could be materially and negatively affected, and we may not obtain profitability, may need to cut back on research and development activities or implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

In response to the COVID-19 pandemic, we announced in March 2020 that face-to-face field sales and medical education activities would be temporary halted as a safety measure, and as a result emphasis was placed on conducting these initiatives virtually. In June 2020, we subsequently announced that face-to-face field promotion and medical education activities would be resumed in a phased manner, consistent with guidance from local, state and government health officials. As of June 30, 2020, approximately 450 sales professionals have returned to the field in certain geographies and to varying degrees of access to meet with healthcare professionals and with the levels of such access changing regularly to sometimes be more or less restrictive. We intend to carefully monitor the evolution of the COVID-19 pandemic and may make further adjustments consistent with any changes in guidance from local, state and government health officials. It is anticipated that virtual interactions will be continued for the foreseeable future to complement face-to-face interactions. Additional promotional and educational initiatives are also inclusive of multi-channel consumer education campaigns. There can be no assurance that such virtual interactions or other promotional and educational initiatives will be as effective as the promotion which was being conducted prior to restrictions resulting from COVID-19. In addition, areas of the country in which we have promoted VASCEPA the longest and have historically had the highest levels of reported prescriptions for

VASCEPA include cities and other densely populated areas which may be slower to resume direct interactions with our sales representatives and where patients may be more reluctant to resume visiting their healthcare providers for non-urgent medical care.

In July 2020 we launched our first ever direct to consumer promotional campaign regarding VASCEPA demonstrating results in lowering cardiovascular risk in patients with persistent cardiovascular risk in high risk patients. There can be no assurance that such promotion will have the intended positive increase in patients asking their healthcare providers regarding VASCEPA or that prescription rates for VASCEPA will increase in the near future or at all from such promotion. Data on increased product usage from similar promotion of other products suggests that the impact of television-based promotion can be positive and sustained but is rarely immediate in its effect.

* Our promotion of VASCEPA is subject to regulatory scrutiny and associated risk generally and in connection with an ongoing U.S. government investigation.

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

In May 2015, we and a group of independent physicians filed a lawsuit against the FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of VASCEPA in the ANCHOR population and promote on the potential of VASCEPA to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of VASCEPA at issue reflected recognized medical practice at the time but was not approved by the FDA and was thus not covered by then FDA-approved labeling for the drug. Promotion of an off-label use has generally been considered by the FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of VASCEPA. The physicians in the suit regularly treated patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better-informed physicians make better treatment decisions for their patients. The FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data (the safety data from which was already and currently is in FDA-approved labeling of VASCEPA) or the peer-reviewed research related to VASCEPA and the potential for cardiovascular risk reduction.

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

While we believe we are now permitted under applicable law to more broadly promote VASCEPA, the FDA-approved labeling for VASCEPA did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of VASCEPA promoted under the court declaration was required. In addition to claims classically considered to be on-label based on our expanded label for VASCEPA based on the REDUCE-IT results, we proactively communicate information related to VASCEPA in a manner that we believe is truthful and non-misleading and thus protected under the freedom of speech clause of the First Amendment to the United States Constitution.

Promotional activities in the biotechnology and pharmaceutical industries generally are subject to considerable regulatory scrutiny and, even though we have the benefit of a final settlement in this litigation, our efforts may be subject to enhanced scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading, which is subject to a considerable amount of judgment. We, the FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about VASCEPA.

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We plan to cooperate with the DOJ and respond to the interrogatories and document requests of the CID. We cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act, we could be subject to significant civil and criminal fines and penalties.

If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any allegations that our promotional activities are not truthful or misleading, even allegations without merit, could cause reputational harm and adversely affect our ability to operate our business and our results of operations.

*We may not be able to compete effectively against our competitors’ pharmaceutical products.

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product. It is probable that the number of companies seeking to develop products and therapies similar to our product will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. Should generic versions of VASCEPA be launched by third parties or us, our ability to afford market education to grow the market and maintain our current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected. These companies may develop and introduce products and processes competitive with, more efficient than or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

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

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with VASCEPA. It is not fully clear at this time what the impact of COVID-19 will be on each of these programs. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of hypertriglyceridemia. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. In the first quarter of 2018, Acasti initiated a Phase 3 clinical program (TRILOGY 1 & 2) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. In January 2020, Acasti announced topline results of the TRILOGY 1 trial of CaPre. The study did not reach statistical significance and further analysis in underway. In April 2020, Acasti announced that it filed a meeting request with the FDA to discuss the TRILOGY 1 data and align on the interpretation of the results. Acasti also will seek FDA input on revisions to the pre-specified TRILOGY 2 statistical analysis plan, or SAP, and on a plan for pooling the data from TRILOGY 1 and TRILOGY 2 in support of an NDA filing. Acasti stated that it received a written response from the FDA in June 2020 confirming that the FDA will require pivotal efficacy analyses for TRILOGY 2 to be performed on the full Intent to Treat population as per the original SAP and supporting Acasti’s conduct of exploratory post-hoc analyses in TRILOGY 1, depending on the outcome of TRILOGY 2.

Accordingly, Acasti may be required to conduct an additional clinical trial before submitting an NDA. Acasti also stated that they expect to announce topline results of TRILOGY 2 at the end of August. NDA submission (if any) and resultant review/approval timelines will be announced following completion of TRILOGY 1 and 2 data analysis. We believe Micelle BioPharma Inc., or Micelle, is also developing potential treatments for hypertriglyceridemia based on omega-3 fatty acids. To our knowledge, Micelle, after acquiring SC401 from Sancilio & Company, or Sancilio, is pursuing a regulatory pathway under section 505(b)(2) of the FDCA for its product and submitted an Investigational New Drug Application, or IND, in July 2015. Micelle (Sancilio) completed two pharmacokinetic studies and Phase 2 bioavailability studies (FASTR I&II), with one comparing SC401 to Lovaza. We expect the company or a potential partner to initiate a pivotal clinical Phase 3 study as the next step in development.

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study (ENHANCE-IT) against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic. Matinas expects to resume enrollment in June 2020, with topline data expected in the first quarter of 2021. Matinas anticipates holding an End-of-Phase 2 meeting with the FDA in the third quarter of 2020 to discuss these data as well as the protocol for a Phase 3 registration trial of MAT9001 in patients with severe hypertriglyceridemia.

In June 2018, Gemphire Therapeutics (renamed NeuroBo Pharmaceuticals, Inc. following completion of a merger on December 31, 2019) announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. In March 2020 NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the FDA that the clinical development program for Gemcabene remains on partial clinical hold. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned. Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver, lung, and metabolic system, including hypertriglyceridemia and cardiovascular risk reduction, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, chronic obstructive pulmonary disease, or COPD, and planned for hypertriglyceridemia and Type 2 diabetes (TRIAGE), in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation.

Based on prior communications from the FDA, including communications in connection with its review of the ANCHOR indication for VASCEPA, it is our understanding that the FDA is not prepared to approve any therapy for treatment of cardiovascular risk based on biomarker modification without cardiovascular outcomes study data, with the exception of therapies which lower LDL-cholesterol, depending on the circumstances. In particular, it is our understanding that the FDA is not prepared to approve any therapy based primarily on data demonstrating lowering of triglyceride levels. In our view, this position from the FDA did not change based on the REDUCE-IT study particularly in light of significant independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of VASCEPA are unique to VASCEPA and extend beyond triglyceride reduction. If the FDA were to change this position, it could potentially have a negative impact on Amarin by making it easier for other products to achieve a cardiovascular risk reduction indication without the need in advance to conduct a long and expensive cardiovascular outcomes study.

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

We filed patent infringement lawsuits against three of these four ANDA applicants, which filings were based on the MARINE study. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties, collectively, Roxane, in the U.S. District Court for the District of Nevada. The case against Roxane was captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada Court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, or West-Ward and now known as Hikma) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward was captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, Amarin filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., collectively, DRL, and, together with Hikma and their respective affiliates involved in the litigations, or the Defendants, in the Nevada Court. The case against DRL was captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, Amarin filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited, or collectively, Teva, in the Nevada Court. The case against Teva was captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, we were seeking, among other remedies, an order enjoining each defendant from marketing generic versions of the 1-gram dose strength of VASCEPA before the last to expire of the asserted patents in 2030. The three lawsuits were consolidated for pretrial proceedings.

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

In July 2018, we received a paragraph IV certification notice from DRL contending that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of VASCEPA, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram VASCEPA patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement under the Hatch-Waxman, five-year, NCE regulatory scheme. Accordingly, in August 2018, we filed a patent infringement lawsuit against DRL in the Nevada Court. The case was captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, we sought, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of VASCEPA before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and Amarin have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case. Amarin and Hikma have agreed similarly with respect to Hikma’s proposed 0.5-gram capsule product.

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

On March 30, 2020, the Nevada Court issued its ruling in favor of the Defendants (DRL and Hikma). On May 22, 2020, Hikma received FDA approval to market its generic version of VASCEPA. To date, Hikma has not launched a generic version of VASCEPA. We are pursuing an appeal of the decision and may pursue additional remedies, including seeking a preliminary injunction against a generic product launch. We can make no guarantees as to the success, timing or efforts involved in connection with such appeal, or a preliminary injunction if we determine to pursue it, including that we would be able to successfully recover any damages for patent infringement even if we were to appear on appeal. In light of the FDA’s approval of its ANDA, Hikma can launch a generic version of VASCEPA, subject to having qualified supply available and elects to launch at risk during the appeal process, DRL’s ANDA could similarly be approved at any time. Generic competition from one or both such companies in the near term could have a material and adverse impact on our revenues and our stock price.

The ruling of the Nevada Court could also permit Teva to launch a generic version of VASCEPA under certain circumstances pursuant to a settlement agreement with us. For example and as discussed above, the settlement agreement provides that if another generic company obtains FDA approval and launches at risk pending appeal of the March 2020 Nevada Court ruling, Teva can commercialize a generic version of VASCEPA if we do not obtain an injunction removing such product from market within 60 days. Further, the settlement agreement permits Teva to commercialize a generic version of VASCEPA if we ultimately lose our appeal of the March 2020 Nevada Court decision at the Federal Circuit.

The fourth ANDA applicant referenced above is Apotex Inc., or Apotex, which sent us a paragraphs III and IV certification notice in September 2016. A settlement agreement with Apotex was reached in June 2020 that resolves patent litigation that would have resulted from the ANDA filed by Apotex with the FDA and amended in May 2020 seeking approval of a generic form of VASCEPA. As part of the settlement agreement, Apotex may not sell a generic version of VASCEPA in the United States until August 9, 2029 (the same such date provided for under the 2018 settlement agreement with Teva) or earlier under certain customary circumstances. As currently relevant, such circumstances include if Amarin is not successful in its pending appeal of the March 2020 Nevada Court decision after issuance of the Federal Circuit mandate following any Federal Circuit rehearing or en banc review.

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

The statutory NCE-related 30-month stay triggered by the 1-gram dose patent litigation following generic application submissions permitted on July 26, 2016 expired on January 26, 2020, seven-and-a-half years from our initial FDA approval of VASCEPA. Now that the Nevada Court has issued a decision in the MARINE-related patent litigation in favor of the Defendants and the FDA has approved the Hikma ANDA, we are at greater risk of a launch from the Defendants, which could then permit a similar launch by Teva under our settlement agreement earlier than the agreed-upon August 9, 2029 date noted above. Although we are pursuing an appeal of the Nevada Court’s decision, the timing of such appeal proceedings and an outcome on the merits is difficult to predict. It is not uncommon for such an appeal to take from several months to approximately one year from the notice of appeal until judgment, which timing could be protracted in light of the disruptions caused by the coronavirus pandemic. Although we may file an expedited motion for an injunction to prevent any generic launch while our appeal is pending, such motion may require that we post a bond to secure generics’ lost profits in the event that generics prevail on appeal, which bond and damages amount may be significant. There can be no guarantee we would be successful in any of such efforts.

Once a generic version of VASCEPA is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label, it can be used to fill a prescription for any intended use of the drug. If final approval of a generic ANDA (like Hikma’s recently approved ANDA) is granted and an ANDA filer is able to supply the product in significant commercial quantities, unless we pursue and are successful with preliminary injunction efforts, generic companies could introduce generic versions of VASCEPA in the market, including in the near term. Although any such introduction of a generic version of VASCEPA would also be subject to current patent infringement claims that may then be subject to an appeal, pursuing such claims may be prohibitively costly or could put a substantial constraint on our resources.

Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the reputation of VASCEPA or the perceived value of our company and our stock price. For example, our stock price suffered a significant decline following our announcement of the Nevada Court’s ruling in favor of the Defendants.

* VASCEPA is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, VASCEPA is subject to non-prescription competition and consumer substitution.

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

Also, for over a decade, subject to certain limitations, the FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. Such companies are not, however, permitted, based on FDA enforcement activity, to make claims that suggest or imply treatment of cardiovascular disease.

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

In addition, to the extent the net price of VASCEPA after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that favor supplement use over VASCEPA. While VASCEPA is priced comparatively with, or in some cases lower than, many competing treatments, particularly when taking into account insurance coverage, such pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price our product of VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

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

Also, there is a degree of unpredictability with regard to the eventual pricing and reimbursement levels of medications in markets outside the United States. In some foreign countries, including Canada and major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost-effectiveness of VASCEPA to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels. If the pricing and reimbursement levels of VASCEPA are lower than we anticipate, then affordability of, and market access to, VASCEPA may be adversely affected and thus market potential in these territories would suffer.

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

* Our products and marketing efforts are subject to extensive post-approval government regulation.

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

We also are subject to the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. We participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule, or FSS, of the U.S. Department of Veterans Affairs, or the VA, and other government drug programs, and, accordingly, are subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. Our activities are also subject to U.S. federal and state consumer protection and unfair competition laws, non-compliance with which could subject us to significant liability. Similar requirements exist in many of these areas in other countries.

Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as our former co-promotion partner Kowa Pharmaceuticals America, Inc. For example, in June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver programs during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale of sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We plan to cooperate with the DOJ and respond to the interrogatories and document requests of the CID. We cannot predict when the investigation will be resolved, the outcome of the investigations or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act, we could be subject to significant civil and criminal fines and penalties. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling and marketing, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for VASCEPA obtained in territories outside the United States. Given our inexperience with marketing and commercializing products outside the United States, in certain territories we may need to rely on third parties, such as our partners in Canada, China and the Middle East, to assist us in dealing with any such issues.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes to the healthcare system in ways that could affect our ability to sell our products profitably. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. However, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. Also for example, the ACA has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the U.S. pharmaceutical industry. Among other cost-containment measures, the ACA establishes:

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

These and similar regulatory dynamics, including the entry of a generic version of VASCEPA into the market, can affect our ability to commercialize VASCEPA on commercially reasonable terms and limit the commercial value of VASCEPA.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

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

Certain provisions of the ACA have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. Since January 2017, the Trump administration has signed Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminated the cost-sharing subsidies under the ACA. Nineteen state Attorneys General filed suit to stop the administration from terminating the subsidies, but on July 18, 2018, the U.S. District Court for the Northern District of California dismissed the case without prejudice. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that, due to Congressional appropriations riders that prohibited the Department of Health and Human Services, or HHS, from paying out more in risk corridor payments than it collected, HHS was not required to pay more than $12 billion in ACA risk corridor payments owed to insurers under the risk corridor formula. On November 6, 2018, the Federal Circuit declined to rehear the case en banc. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

Moreover, the Tax Act included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA to create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increase from 50% effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Under the Trump Administration, CMS has issued regulations that give states greater flexibility, starting in 2020, in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the ACA. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. It is unclear how the ultimate decision in this case, which is now pending before the U.S. Supreme Court, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. We will continue to evaluate the effect that the ACA and its possible repeal, replacement, or invalidation, in whole or in part, has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee on Deficit Reduction did not reach required goals, thereby triggering the legislation’s automatic reductions. This has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. However, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly subject to HIPAA – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The REDUCE-IT cardiovascular outcomes trial was conducted in part through clinical sites in the EU. As a result, we are subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements relating to the legal basis for processing personal data which may include the consent of the individuals to whom the personal data relates, the information provided to the individuals and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EU Member States may result in restrictions against regulatory approval in the EU or substantial fines for breaches of the data protection rules. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

* The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products and promotional efforts such as speaker programs. If we or our partners are found to have improperly promoted uses, efficacy or safety of VASCEPA or otherwise are found to have violated the law or applicable regulations, we may become subject to significant fines and other liability. The government may seek to find means to prevent our promotion of truthful and non-misleading information beyond the current court ruling and litigation settlement or seek to find violations of other laws or regulations in connection with the promotional efforts we undertake on our own or through third parties.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Even though we received FDA marketing approval for VASCEPA for the MARINE indication and for cardiovascular risk reduction based on the REDUCE-IT study, and we believe the First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe VASCEPA to their patients for use in the treatment of conditions that are not included as part of the indication statement in our FDA-approved VASCEPA label or our settlement. If we are found to have promoted VASCEPA outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the False Claims Act, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa, or our commercialization partners outside the United States or other third-parties that we retain to help us implement our business plan.

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

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We plan to cooperate with the DOJ and respond to the interrogatories and document requests of the CID. We cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act, we could be subject to significant civil and criminal fines and penalties.

We may not be successful in developing and receiving regulatory approval for VASCEPA in other jurisdictions or marketing future products if we cannot meet the extensive regulatory requirements of regulatory agencies such as for quality, safety, efficacy and data privacy.

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and elsewhere. In the United States, the FDA generally requires preclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including, among others:

•	the lack of efficacy during clinical trials;
•	the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;
•	slower than expected rates of patient recruitment;
•	the inability to observe patients adequately after treatment;
•	changes in regulatory requirements for clinical trials or preclinical studies;

•	the emergence of unforeseen safety issues in clinical trials or preclinical studies;
•	delay, suspension, or termination of a trial by the institutional review board responsible for overseeing the study at a particular study site;
•	unanticipated changes to the requirements imposed by regulatory authorities on the extent, nature or timing of studies to be conducted on quality, safety and efficacy;
•	compliance with laws and regulations related to patient data privacy;
•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial; and
•	political instability or other social or government protocols affecting our clinical trial sites.

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

For example, in connection with FDA’s review of REDUCE-IT data and sNDA in 2019, the agency determined that an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered as could have been the case in some patients in REDUCE-IT and that, in the agency’s view, indirect evidence suggested the presence of a potential inhibitory effect on statin absorption by mineral oil. However, FDA’s exploratory analysis indicated that the effect of LDL cholesterol values on the time to the primary endpoint was numerically small and unlikely to change the overall conclusion of treatment benefit. FDA then relied on this assessment and all data available to it to approve a new indication statement and labeling based on REDUCE-IT results. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory reviews or the public perception of our products and our future prospects, including REDUCE-IT results.

Any approvals that are obtained may be limited in scope, may require additional post-approval studies or may require the addition of labeling statements, including boxed warnings, focusing on product safety that could affect the commercial potential for our product candidates. Any of these or similar circumstances could adversely affect our ability to gain approval for new indications and affect revenues from the sale of our products. Even in circumstances where products are approved by a regulatory body for commercialization, the regulatory or legal requirements may change over time, or new safety or efficacy information may be identified concerning a product, which may lead to the withdrawal of a product from the market or similar use restrictions. The discovery of previously unknown problems with a clinical trial or product, or in connection with the manufacturer of products, may result in regulatory issues that prevent proposed future approvals of a product and/or restrictions on that product or manufacturer, including withdrawal of an indication or the product from the market, which would have a negative impact on our potential revenue stream.

As we continue to evolve from a company primarily involved in research and development to a company also focused on establishing an infrastructure for commercializing VASCEPA, we may encounter difficulties in managing our growth and expanding our operations successfully.

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our sales team to approximately 440 sales professionals, including approximately 400 sales representatives in the United States. As a result of the additional indication and label expansion approved by the FDA in December 2019, in cardiovascular risk reduction, we completed the further expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives. This sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States. The impact of COVID-19, including the suspension of field based face-to-face interactions for an uncertain period of time may negatively affect promotional efforts. In addition, unless and until its appeal is successful, we intend to reduce the amount spent in the United States on VASCEPA related education and promotion with the intention of retaining the capability to ramp-up promptly if Amarin wins upon appeal. Even after planned expansion, this sales team is not large enough to call upon all physicians.

In addition to sales force expansion in the United States, Amarin continues to work on its own and with its international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by the COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Any manufacturing problem, natural or manmade disaster affecting manufacturing facilities, government action, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and/or result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize VASCEPA.

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

Certain of our agreements with our suppliers include minimum purchase obligations and limited exclusivity provisions. These purchases are generally made on the basis of rolling 12-month forecasts which in part are binding on us and the balance of which are subject to adjustment by us subject to certain limitations. Certain of our agreements also include contractual minimum purchase commitments regardless of the rolling 12-month forecasts. We may not purchase sufficient quantities of VASCEPA to meet actual demand or our purchase of supply may exceed actual demand. In either case, such event could have a material adverse effect on our financial results and financial condition.

Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risks that limit our profitability and could limit our ability to supply VASCEPA to large market segments.

We sell VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for VASCEPA. This bargaining power has led us to bear increasingly higher discounts in the sale of VASCEPA. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before VASCEPA, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a VASCEPA prescription. Further, pharmacy benefit managers implement plans that act as disincentives for VASCEPA use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they may cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia earlier in the year, until patients meet their deductible and the cost of VASCEPA is then borne more by their insurance carrier. Collectively, these dynamics negatively affect our profitability for the sale of VASCEPA and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure from these market dynamics.

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

* Our commercialization of VASCEPA outside the United States is substantially dependent on third parties and other circumstances outside our control.

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa and Canada. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Eddingpharm is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Eddingpharm is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. For example, in December 2017, Eddingpharm commenced a pivotal clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASEPA in the more diverse population studied in the MARINE study. There can be no assurance that the results of this trial will be similar to the results of the MARINE study. Even if such results are similar additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted by the spread of the coronavirus and the unexpected diversion of resources by regulators and industry professionals to address the coronavirus outbreak. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States pursuant to COVID-19 and to overall issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Eddingpharm is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix obtained approval of VASCEPA in Lebanon on March 2018, in United Arab Emirates on July 2018 and in Qatar in January 2020. VASCEPA was launched in Lebanon and the United Arab Emirates on June 2018 and February 2019, respectively. VASCEPA is under registration in additional countries in the MENA region. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economy in Saudi Arabia in the second quarter of 2020.

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. Amarin is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities. In December 2019, VASCEPA was approved for use in Canada to reduce the risk of cardiovascular events in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation. In February 2020, HLS launched VASCEPA in Canada, with strong initial uptake before the impact of COVID-19 pandemic. However, if HLS Therapeutics is not able to effectively commercialize VASCEPA in Canada through effective pricing (initially and over time) or otherwise we may not be able to generate revenue from the sale of VASCEPA in Canada.

Our efforts to launch VASCEPA on our own in Europe, assuming a regulatory approval, is a complex undertaking for a company that has not launched a product in Europe and could be subject to significant risks of execution to our successful development of VASCEPA in Europe.

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

* Our relationships with healthcare providers and physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose use to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. The applicable federal and state healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Liability may be established without a person or entity having actual knowledge of the federal anti-kickback statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the renumeration involved, imprisonment, and exclusion from government healthcare workers;

•

the federal civil and criminal false claims laws, including the federal Civil False Claims Act (FCA), which prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “case” the submission of false or fraudulent claims. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the FCA for a variety of alleged improper marketing activities, including allegations that they caused false claims to be submitted because of the company’s marketing of the product for unapproved, and thus allegedly non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. A claim that includes items or services resulting from a violations of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

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

•

HIPAA, and its implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. For example, in June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating allegations that false claims were submitted to federal healthcare programs in violation of the U.S. False Claims Act in relation to VASCEPA as marketed by our previous co-marketing partner, Kowa Pharmaceuticals, Inc. and us in connection with speaker programs and copayment waivers. The investigation also covers information that would be relevant to determining whether violations of the U.S. Anti-Kickback Statute occurred. The CID requires the production of documents and information from January 1, 2015 to the present. We are in the process of responding to the DOJ with the required documents and information, including answers to written interrogatories. We plan to cooperate with the DOJ on this investigation, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and Fake Claims Act, we could be subject to significant civil and criminal fines and penalties.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. While certain key patents related to our product based on the MARINE clinical study were determined to be invalid as obvious by a district court in the United States, and we are pursuing an appeal of that judgment, it remains the case that our ability to successfully implement our business plan and to protect our products with our intellectual property will depend in large part on our ability to:

•	obtain, defend and maintain patent protection and market exclusivity for our current and future products;
•	preserve any trade secrets relating to our current and future products;
•	acquire patented or patentable products and technologies; and
•	operate without infringing the proprietary rights of third parties.

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 96 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 96 allowed and issued applications include the following:

•	two issued U.S. patents directed to a pharmaceutical composition of VASCEPA in a capsule that have terms that expire in 2020 and 2030, respectively;
•	one issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	49 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	18 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
•	one additional US patent directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
•	four additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;

•	two additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	three additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•

three additional patents related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;

•	one additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	three additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	two additional patents related to the use of VASCEPA to treat obesity with a term that expires in 2034;
•	three additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	four additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are also pursuing patent applications related to VASCEPA in multiple jurisdictions outside the United States. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin is pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, Amarin is pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the European Medicines Agency, or EMA, anticipated near the end of 2020 and associated European Community, or EC, approval expected promptly thereafter. In addition patent protection in Europe includes the following:

•	1 allowed patent related to the use of a pharmaceutical composition comprised of 4g of 96% EPA ethyl ester to treat the REDUCE-IT population expiring 2033.

In addition, pending patent applications in Europe have the potential to extend exclusivity into 2039.

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

The pharmaceutical industry in which we operate is characterized by extensive research efforts and rapid technological progress. New developments in research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates uncompetitive or obsolete. Our business strategy is based in part upon new and unproven technologies to the development of therapeutics to improve cardiovascular health. We cannot assure you that unforeseen problems will not develop with these technologies or applications or that any commercially feasible products will ultimately be developed by us.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. For example, in June 2019, a report published by security researchers claimed that a database belonging to one of our vendors containing information about individuals who use or have expressed interest in VASCEPA was accessible to unauthorized users. Although we were informed that such breach did not include social security numbers or credit card information, we cannot guarantee that a more material breach will not occur in the future. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks and to repair reputational costs. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. We may incur significant costs or divert significant internal resources as a result of any regulatory actions or private litigation. Any of the foregoing consequences may adversely affect our business and financial condition.

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

Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or the IRS, and states. We recently completed the audits by the IRS for the years 2013 to 2014, with no material changes to the filed income tax returns. In addition, the IRS began an examination of our 2018 US income tax return in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any future audits will have a material adverse effect on our consolidated financial position or results of operations.

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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to evolve from a development stage company to a commercial stage company we may experience turnover among members of our senior management team. We may have difficulty identifying and integrating new executives to replace any such losses. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

We could be adversely affected by our exposure to customer concentration risk.

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 25%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30, 2020, and represented 32%, 38%, and 23%, respectively, of the gross accounts receivable balance as of June 30, 2020. Customers A, B, and C accounted for 24%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30, 2019, and represented 38%, 32%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2019. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

* Legal, political and economic uncertainty surrounding the exit of the UK from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the UK and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Lisbon Treaty, the UK ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated and the UK is currently in an implementation period which began on January 31, 2020 and will continue until December 31, 2020. During this 11-month period, the UK remains subject to the majority of the EU’s rules, including the EU’s pharmaceutical law, and the UK’s trading relationship will remain the same. A trade deal is currently being negotiated between the UK and the EU but it is unclear whether an agreement on the terms of future trade will be reached by December 31, 2020 and, even if a deal is reached, what such a deal will look like. In addition, the UK is negotiating deals in a number of other areas where cooperation with the EU is required, and there is uncertainty as to which EU regulations and directives will be replicated into UK domestic law, or replaced, going forward. This lack of clarity on future UK laws and regulations and their divergence from, or consistency with, the EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital.

The continued uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) both during and (depending on the terms of any trade deal that is reached) after the implementation period.

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

If the UK and the EU are unable to negotiate acceptable agreements or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the European Economic Area, or EEA, overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during the transitional period or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and EEA and these operations and clinical activities could be disrupted by the ongoing effects of Brexit, particularly in regards to the specific terms of any trade deal that is reached between the UK and the EU.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of any trade deal between the UK and EU, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the UK. For instance, in November 2017, EU member states voted to move the EMA, the EU’s regulatory body for medicines, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the UK, particularly after the end of the implementation period. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business. The uncertainty around the UK’s future relationship with the EU continues to cause economic uncertainty which could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our ADSs.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2019, 2018, and 2017, we reported losses of approximately $22.6 million, $116.4 million and $67.9 million, respectively, and we had an accumulated deficit as of December 31, 2019 of $1.4 billion. For the six months ended June 30, 2020 and 2019, we reported losses of approximately $16.1 million and $26.3 million, respectively, and we had an accumulated deficit as of June 30, 2020 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

Although we began generating revenue from VASCEPA in January 2013, we may never be profitable for a full year.

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

Even though VASCEPA has been approved by the FDA for marketing in the United States for two important indications, it may not gain enough market acceptance to support profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our expanded commercialization efforts. If we are unable to continue to generate robust product revenues, we will not become profitable on a sustained basis in the near term, if ever, and may be unable to continue operations without continued funding.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and VASCEPA prescription figures will likely fluctuate from month to month. VASCEPA sales are difficult to predict from period to period and as a result, you should not rely on VASCEPA sales results in any period as being indicative of future performance, and sales of VASCEPA may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including those risks and uncertainties described in this Part II, Item 1A and the following:

•	any launch of a generic version of VASCEPA;
•	continued disruption to our business from the COVID-19 pandemic;
•	the continuing evolution of the medical community’s and the public’s perception of the REDUCE-IT study results;
•	the level of demand for VASCEPA, due to changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors;
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

•

the timing and ability of efforts outside the United States, to develop, register and commercialize VASCEPA in Europe, China Territory, several Middle Eastern and North African countries, and Canada, for example, including obtaining necessary regulatory approvals, favorable pricing and establishing marketing channels;

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $214.0 million and short-term investment balance of $336.3 million as of June 30, 2020 will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VASCEPA in Europe. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any potential generic competition as a result of our ANDA litigation.

In order to fully realize the market potential of VASCEPA, we may need to enter into a new strategic collaboration or raise additional capital.

Our future capital requirements will depend on many factors, including:

•	the timing, amount and consistency of revenue generated from the commercial sale of VASCEPA;
•

the costs associated with commercializing VASCEPA in the United States, including expenditures such as potential direct-to-consumer advertising and increased sales force sizing, and for commercializing VASCEPA in Europe, including hiring experienced professionals, and for additional regulatory approvals internationally, if any, the cost and timing of securing commercial supply of VASCEPA and the timing of entering into any new strategic collaboration with others relating to the commercialization of VASCEPA, if at all, and the terms of any such collaboration;

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

While we may seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. There can be no assurance that we will be able to access equity or credit markets in order to finance our current operations or expand development programs for VASCEPA, or that there will not be deterioration in financial markets and confidence in economies, particularly in light of the recent volatility attributed to COVID-19. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs or our commercialization strategies.

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

Debt financing, if available, may involve agreements that include burdensome covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, VASCEPA or product candidates beyond the rights we have already relinquished, or grant licenses on terms that are not favorable to us.

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

As of July 31, 2020, we had 388,673,381 common shares outstanding including 388,472,048 shares held as ADSs and 201,333 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Further, the United Kingdom ceased to be a member of the European Union on January 31, 2020, commonly referred to as Brexit, and is currently in an 11-month implementation period which will end on December 31, 2020. The effects of Brexit remain uncertain and may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs and common shares. In particular, Brexit could lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe, which could cause the broader global financial markets to experience significant volatility. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility due to the ongoing uncertainty, particularly in regards to whether there will be a trade deal between the UK and the EU. Lack of clarity about future UK laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate could decrease foreign direct investment in the UK, increase costs, disrupt our business, depress economic activity and restrict our access to capital, any of which could negatively impact the price of our ADSs and common shares.

* The number of our ordinary shares, or ADSs representing such ordinary shares, outstanding may increase substantially as a result of our 2015 private placements and the later consolidation and redesignation of the Series A Preference Shares represented by Preference ADSs issued thereunder, and some of the investors may then beneficially own significant blocks of our ordinary shares; the ordinary shares and Series A Preference Shares resulting from the private placement are generally available for resale in the public market upon consolidation and redesignation.

In March and July 2015, we completed a private placement of American Depositary Shares in two tranches representing 352,150,790 and 38,867,180 Series A Preference Shares, respectively, each ten (10) of which may be consolidated and redesignated into one (1) ordinary share in our capital. During 2015, 62,833,330 Series A Preference Shares were converted, resulting in the issuance of 6,283,333 ordinary shares and during 2018, the entire tranche completed in July 2015 of 38,867,180 Series A Preference Shares was converted, resulting in the issuance of 3,886,718 ordinary shares. In addition, in April and July 2020, 237,713,680 and 27,753,000 preferred shares, respectively, were converted, resulting in the issuance of 23,771,368 and 2,775,300 ordinary shares, respectively. The consolidation and redesignation of the Series A Preference Shares currently outstanding would result in an additional 2,385,078 ordinary shares outstanding, resulting in additional dilution to shareholders. Although the Series A Preference Shares do not have voting rights, in general, upon consolidation and redesignation into ordinary shares, including as a result of the April and July 2020 conversions described above, some of the investors in the private placement could then have significant influence over the outcome of any shareholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Moreover, such securities are or will be generally available for immediate resale in the public market, which could cause the market price of our ordinary shares to fall as a result of an increase in the number of shares available for sale in the public market.

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

•

The quorum requirement for a shareholders’ meeting is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder which is a corporation, represented by a duly authorized officer (although the marketplace rules of the Nasdaq Stock Market require that shareholders holding at least one-third of our outstanding shares of voting stock are present at the meeting or by proxy). Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2020 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 – 30, 2020	19,328	$8.26
May 1 – 31, 2020	32,133	7.16
June 1 – 30, 2020	19,510	6.72
Total	70,971	$7.34

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: August 4, 2020