Form 10-Q
period 2020-09-30
AMARIN CORP PLC\UK
filed 2020-11-05
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

388,829,403 common shares were outstanding as of October 30, 2020, including 388,629,254 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 200,149 Ordinary Shares. In addition, 2,385,078 ordinary share equivalents were issuable in exchange for outstanding preferred shares as of October 30, 2020, for a total of 391,214,481 ordinary shares and ordinary share equivalents outstanding as of October 30, 2020.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$207,207	$644,588
Restricted cash	3,915	3,907
Short-term investments	354,655	—
Accounts receivable, net	147,292	116,430
Inventory	148,531	76,769
Prepaid and other current assets	26,945	13,311
Total current assets	888,545	855,005
Property, plant and equipment, net	2,166	2,361
Long-term investments	46,092	—
Operating lease right-of-use asset	8,149	8,511
Other long-term assets	1,074	1,074
Intangible asset, net	14,177	15,258
TOTAL ASSETS	$960,203	$882,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$121,366	$49,950
Accrued expenses and other current liabilities	189,650	139,826
Debt from royalty-bearing instrument	9,467	50,130
Deferred revenue, current	5,706	2,342
Total current liabilities	326,189	242,248
Long-Term Liabilities:
Deferred revenue, long-term	13,199	18,504
Long-term operating lease liability	9,255	9,443
Other long-term liabilities	4,303	3,751
Total liabilities	352,946	273,946
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; 23,850,780 shares issued and outstanding as of September 30, 2020 (equivalent to 2,385,078 ordinary shares upon future consolidation and redesignation at a 10:1 ratio) and 289,317,460 shares issued and outstanding as of December 31, 2019 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	5,434	21,850
Common stock, £0.50 par, unlimited authorized; 394,642,079 issued, 388,828,694 outstanding as of September 30, 2020; 365,014,893 issued, 360,103,901 outstanding as of December 31, 2019	287,585	269,173
Additional paid-in capital	1,799,069	1,764,317
Treasury stock; 5,813,385 shares as of September 30, 2020; 4,910,992 shares as of December 31, 2019	(50,728)	(35,900)
Accumulated deficit	(1,434,103)	(1,411,177)
Total stockholders’ equity	607,257	608,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$960,203	$882,209

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Product revenue, net	$155,190	$112,250	$441,118	$285,347
Licensing and royalty revenue	1,309	158	5,691	1,131
Total revenue, net	156,499	112,408	446,809	286,478
Less: Cost of goods sold	33,071	25,444	96,676	65,354
Gross margin	123,428	86,964	350,133	221,124
Operating expenses:
Selling, general and administrative	120,164	82,559	346,496	227,598
Research and development	10,204	8,923	30,450	23,295
Total operating expenses	130,368	91,482	376,946	250,893
Operating loss	(6,940)	(4,518)	(26,813)	(29,769)
Interest income, net	549	1,146	1,908	238
Other income (expense), net	33	(90)	50	(182)
Loss from operations before taxes	(6,358)	(3,462)	(24,855)	(29,713)
Income tax (provision) benefit	(430)	—	1,929	—
Net loss	$(6,788)	$(3,462)	$(22,926)	$(29,713)
Loss per share:
Basic	$(0.02)	$(0.01)	$(0.06)	$(0.09)
Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.09)
Weighted average shares:
Basic	389,699	350,994	378,770	336,938
Diluted	389,699	350,994	378,770	336,938

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Exercise of stock options	—	412,465	—	—	269	1,037	—	—	1,306
Vesting of restricted stock units	—	1,951,448	(759,832)	—	1,274	(1,274)	(13,831)	—	(13,831)
Stock-based compensation	—	—	—	—	—	10,591	—	—	10,591
Net Loss	—	—	—	—	—	—	—	(20,553)	(20,553)
March 31, 2020	289,317,460	367,378,806	(5,670,824)	$21,850	$270,716	$1,774,671	$(49,731)	$(1,431,730)	$585,776
Issuance of common stock under employee stock purchase plan	—	123,608	—	—	76	772	—	—	848
Conversion of Series A Convertible Preferred Stock, net	(237,713,680)	23,771,368	—	(14,684)	14,684	(238)	—	—	(238)
Exercise of stock options	—	148,290	—	—	92	260	—	—	352
Vesting of restricted stock units	—	167,240	(70,971)	—	104	(104)	(521)	—	(521)
Stock-based compensation	—	—	—	—	—	12,131	—	—	12,131
Net Income	—	—	—	—	—	—	—	4,415	4,415
June 30, 2020	51,603,780	391,589,312	(5,741,795)	$7,166	$285,672	$1,787,492	$(50,252)	$(1,427,315)	$602,763
Conversion of Series A Convertible Preferred Stock, net	(27,753,000)	2,775,300	—	(1,732)	1,732	(28)	—	—	(28)
Exercise of stock options	—	82,001	—	—	53	150	—	—	203
Vesting of restricted stock units	—	195,466	(71,590)	—	128	(128)	(476)	—	(476)
Stock-based compensation	—	—	—	—	—	11,583	—	—	11,583
Net Loss	—	—	—	—	—	—	—	(6,788)	(6,788)
September 30, 2020	23,850,780	394,642,079	(5,813,385)	$5,434	$287,585	$1,799,069	$(50,728)	$(1,434,103)	$607,257

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Exercise of stock options	—	3,838,739	—	—	2,496	12,960	—	—	15,456
Vesting of restricted stock units	—	1,416,124	(526,708)	—	929	(929)	(9,080)	—	(9,080)
Stock-based compensation	—	—	—	—	—	6,596	—	—	6,596
Net Loss	—	—	—	—	—	—	—	(24,431)	(24,431)
March 31, 2019	289,317,460	334,365,726	(3,787,558)	$21,850	$250,088	$1,301,389	$(19,493)	$(1,412,963)	$140,871
Issuance of common stock under employee stock purchase plan	—	47,358	—	—	30	807	—	—	837
Exercise of stock options	—	619,404	—	—	396	1,492	—	—	1,888
Vesting of restricted stock units	—	116,937	(54,057)	—	74	(74)	(1,040)	—	(1,040)
Stock-based compensation	—	—	—	—	—	8,351	—	—	8,351
Net Loss	—	—	—	—	—	—	—	(1,820)	(1,820)
June 30, 2019	289,317,460	335,149,425	(3,841,615)	$21,850	$250,588	$1,311,965	$(20,533)	$(1,414,783)	$149,087
Issuance of common stock, net of transaction costs	—	25,555,556	—	—	15,879	424,229	—	—	440,108
Exercise of stock options	—	663,964	—	—	411	1,789	—	—	2,200
Stock-based compensation	—	—	—	—	—	7,963	—	—	7,963
Net Loss	—	—	—	—	—	—	—	(3,462)	(3,462)
September 30, 2019	289,317,460	361,368,945	(3,841,615)	$21,850	$266,878	$1,745,946	$(20,533)	$(1,418,245)	$595,896

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,926)	$(29,713)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	446	53
Amortization of investments	771	—
Stock-based compensation	34,305	22,729
Amortization of debt discount and debt issuance costs	601	1,282
Amortization of intangible asset	1,081	484
Changes in assets and liabilities:
Accounts receivable, net	(30,862)	(37,060)
Inventory	(71,762)	3,245
Prepaid and other current assets	(13,023)	(9,914)
Other long-term assets	—	(900)
Interest receivable	(1,732)	—
Accrued interest payable	(348)	(145)
Deferred revenue	(1,941)	(1,131)
Accounts payable and other current liabilities	121,240	54,962
Other long-term liabilities	727	(4,322)
Net cash provided by (used in) operating activities	16,577	(430)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	186,714	—
Purchases of securities	(587,111)	—
Purchases of furniture, fixtures and equipment	(252)	(2,114)
Net cash used in investing activities	(400,649)	(2,114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	848	440,945
Proceeds from exercise of stock options, net of transaction costs	1,861	19,544
Payment of transaction costs for conversion of preferred stock	(266)	—
Payment on debt from royalty-bearing instrument	(40,916)	(21,441)
Taxes paid related to stock-based awards	(14,828)	(10,120)
Net cash (used in) provided by financing activities	(53,301)	428,928
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(437,373)	426,384
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	648,495	250,727
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$211,122	$677,111
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,882	$3,577
Income taxes	$197	$87
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$—	$8,995

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

The Company’s lead product, VASCEPA® (icosapent ethyl), was first approved by the U.S. Food and Drug Administration, or FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On December 13, 2019, the FDA approved a new indication and label expansion for VASCEPA based on the landmark results of our long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients. VASCEPA is available in the United States, or the U.S., by prescription only. In January 2013, the Company began selling and marketing 1-gram size VASCEPA capsules in the United States, and in October 2016, introduced a smaller 0.5-gram capsule size. VASCEPA is also available for sale by prescription only in Canada, Lebanon and the United Arab Emirates through collaborations and is also in development in other jurisdictions. In Europe, the Company is preparing to self-launch VASCEPA following, and pursuant to, regulatory approval, although it may engage commercialization partners for certain smaller markets in Europe. Regulatory approval in the European Union is subject to an approval recommendation by the European Medicines Agency, or EMA, which is expected in early 2021 and associated European Community, or EC, approval expected promptly thereafter with launch timing in individual countries in Europe gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs.

The Company, since inception, has devoted substantial resources to research and development efforts, most significantly, the development and conduct of REDUCE-IT. The Company announced topline results from REDUCE-IT on September 24, 2018. On November 10, 2018, the Company presented primary results of REDUCE-IT at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, the Company publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s, or ACC, 68th Annual Scientific Session and such results and methods were concurrently published in the Journal of the American College of Cardiology.

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

In the United States, the Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, its distributors or its customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. The Company markets VASCEPA in the United States through its direct sales force. Prior to the REDUCE-IT results topline announcement in September 2018, the Company’s commercialization of VASCEPA was somewhat limited. Subsequent to learning the positive cardiovascular outcomes results of the REDUCE-IT study, the Company increased its promotional efforts. Based on the positive REDUCE-IT results, in early 2019, the Company increased the size of its direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the FDA’s approved indication and label expansion in December 2019, in early 2020 the Company completed the expansion of its direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives. In addition to promotion of VASCEPA in the United States, based on REDUCE-IT, the Company has increased focus on expansion of the Company’s development efforts for VASCEPA to major markets outside the United States. The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States. The Company operates in one business segment.

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generics companies in Amarin’s patent litigation related to its abbreviated new drug applications, or ANDAs, that seek FDA approval for sale of generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On May 22, 2020 and August 10, 2020, the two generics companies, Hikma Pharmaceutical USA Inc., or Hikma, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, respectively, received FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generics companies. On October 2, 2020, the Company filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. Amarin plans to file a writ of certiorari within 90 days of such denial to ask the United States Supreme Court to hear our appeal. Amarin intends to vigorously pursue this matter, but cannot predict the outcome. To date, Hikma and Dr. Reddy’s have not launched generic versions of VASCEPA, although, following the outcome of the appeal trial on September 3, 2020, Hikma announced it is working towards a launch.

Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin is pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, Amarin is pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. In Europe, ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the EMA and associated EC approval, in addition to pending patent protection that could extend into 2039.

Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including in Canada, China, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. We are not responsible for providing any generic company with drug product.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the entire fiscal year or any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the current global pandemic, COVID-19.

As of September 30, 2020, the Company had Total assets of $960.2 million, of which $608.0 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $888.5 million, including Cash and cash equivalents of $207.2 million, Short-term investments of $354.7 million, Accounts receivable, net, of $147.3 million and Inventory of $148.5 million. In addition, as of September 30, 2020, the Company has Long-term investments of $46.1 million. The Company’s condensed consolidated balance sheets also include a $9.5 million liability under its royalty-bearing instrument which amount, when paid during the fourth quarter of 2020, will be the final payment under such instrument and an end to the quarterly installments calculated as 10% of quarterly VASCEPA net revenues which the Company has incurred since the product was launched in 2013. As of September 30, 2020, the Company had no other debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2020 and December 31, 2019:

In thousands	September 30, 2020	December 31, 2019
Gross trade accounts receivable	$223,579	$149,567
Trade allowances	(63,069)	(29,261)
Chargebacks	(12,273)	(3,876)
Allowance for doubtful accounts	(945)	—
Accounts receivable, net	$147,292	$116,430

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares outstanding reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible preferred stock using the “if-converted” method. In periods with reported net operating losses, all common stock options are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The Company’s preferred stock is entitled to receive dividends on an as-if-converted basis in the same form as dividends actually paid on common shares. Accordingly, the preferred stock is considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred stock on the calculation of basic and diluted earnings per share. The Company is in a net loss position for all periods presented  and is therefore not required to present the two-class method, however, in the event the Company is in a net income position, the two-class method must be applied for this period by allocating all earnings during the period to common shares and preferred stock based on their contractual entitlements assuming all earnings are distributed.

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2020	2019	2020	2019
Net loss—basic and diluted	$(6,788)	$(3,462)	$(22,926)	$(29,713)
Weighted average shares outstanding—basic and diluted	389,699	350,994	378,770	336,938
Net loss per share—basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.09)

For the three and nine months ended September 30, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2020	2019	2020	2019
Stock options	17,479	16,259	17,479	16,259
Restricted stock and restricted stock units	7,727	9,359	7,727	9,359
Preferred stock, if converted	2,385	28,932	2,385	28,932

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 25%, 37%, and 30%, respectively, of gross product sales for the nine months ended September 30, 2020, and represented 37%, 32%, and 25%, respectively, of the gross accounts receivable balance as of September 30, 2020. Customers A, B, and C accounted for 25%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2019 and represented 42%, 23%, and 28%, respectively, of the gross accounts receivable balance as of September 30, 2019. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$81,714	$81,714	$—	$—
U.S. Treasury Shares	59,959	59,959	—	—
Corporate Bonds	200,704	—	200,704	—
Commercial Paper	110,858	—	110,858	—
Agency Securities	14,027	—	14,027	—
Repo Securities	11,000	—	11,000	—
Asset Backed Securities	8,887	—	8,887	—
Certificate of Deposit	6,129	—	6,129	—
Total	$493,278	$141,673	351,605	$—

	December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$10,078	$10,078	$—	$—

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

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. Interest on investments is reported in interest income. The unrealized gain for the nine months ended September 30, 2020 and 2019 was $0.9 million and nil, respectively.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of debt from royalty-bearing instrument as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt from royalty-bearing instrument	$9,387	$9,500	$49,702	$50,400

The estimated fair value of the debt from royalty-bearing instrument is calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The carrying value of the debt from royalty-bearing instrument is net of the unamortized debt discounts and issuance costs as of both September 30, 2020 and December 31, 2019. The carrying value of the debt from the royalty-bearing instrument as of September 30, 2020 approximates fair value because the instrument will be paid in full in the fourth quarter of 2020.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 5—Debt) is scheduled to be fully repaid in the fourth quarter of 2020. Accounting for this instrument since its inception in 2012 has included reporting of an embedded derivative reflect contains a redemption feature whereby, upon a change of control, the Company would be required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature to be an embedded derivative, which is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included. The difference between the two was determined to be the fair value of the embedded derivative. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. As of September 30, 2020, the fair value of the derivative was determined to be nil, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.2 and 6.5 years, (ii) coupon rates of between 6.0% and 11.5% and (iii) market yields of between 5.4% and 16.4%. As of December 31, 2019, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.9 and 7.3 years, (ii) coupon rates of between 6.0% and 11.5% and (iii) market yields of between 5.2% and 16.8%. As such, the Company recognized no gain or loss on change in fair value of derivative liability for the nine months ended September 30, 2020 and 2019.

Certain changes in the assumptions used to value the derivative liability, including the probability of a change in control, could potentially result in a change to the carrying value of such liability. Because the remaining amount due from this royalty-bearing instrument is fixed and will be fully paid in the fourth quarter of 2020, any change in the value of this derivative liability will not have any impact on the Company’s aggregate cash payment obligation from this instrument regardless of any potential change in the carrying value of such liability.

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

The Company also considered the following recent accounting pronouncement which was not yet adopted as of September 30, 2020:

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

Intangible asset consists of the historical acquisition cost of certain technology rights for VASCEPA. Upon approval by FDA on December 13, 2019 of a new indication of VASCEPA, a milestone for £5 million was achieved, which resulted in the Intangible asset increasing by $8.5 million. The Intangible asset has an estimated weighted-average remaining useful life of 9.8 years. The carrying value as of September 30, 2020 and December 31, 2019 is as follows:

In thousands	September 30, 2020	December 31, 2019
Technology rights	$20,081	$20,081
Accumulated amortization	(5,904)	(4,823)
Intangible asset, net	$14,177	$15,258

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the FDA. Inventories as of September 30, 2020 and December 31, 2019 consist of the following:

In thousands	September 30, 2020	December 31, 2019
Raw materials	$32,956	$19,455
Work in process	23,386	12,031
Finished goods	92,189	45,283
Total inventory	$148,531	$76,769

(5)	Debt

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

As of September 30, 2020, the remaining amount to be repaid to CPPIB is $9.6 million, which includes $0.1 million of interest. During the three and nine months ended September 30, 2020  , the Company made repayments under the agreement of $13.4 million and $42.8 million, respectively, to CPPIB and the remaining $9.6 million is scheduled to be paid in November 2020 for the third quarter of 2020, which will be the final payment on the debt. Previously, these payments, were calculated as 10% of VASCEPA net product revenues. All such payments reduced the remainder of the $150.0 million in aggregate payments to CPPIB. Except upon a change of control in Amarin, the agreement does not expire until $150.0 million in aggregate has been repaid, which will be fully repaid during the fourth quarter of 2020.

The Company determined the redemption feature upon a change of control to be an embedded derivative requiring bifurcation. The fair value of the embedded derivative was calculated by determining the fair value of the debt with the change in control provision included and also without the change in control provision. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. Based on current assumptions underlying the valuation, the Company recognized no gain or loss on change in fair value of derivative liability during the nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, the carrying value of the royalty-bearing instrument, net of the unamortized debt discount and issuance costs, was $9.4 million and $49.7 million, respectively. During the nine months ended September 30, 2020, the Company recorded cash and non-cash interest expense of $1.5 million and $0.6 million, respectively, in connection with the royalty-bearing instrument. During the nine months ended September 30, 2019, the Company recorded $3.4 million and $1.3 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument. The Company will periodically evaluate the remaining term of the agreement and the effective interest rate is recalculated each period based on the Company’s most current estimate of repayment.

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

Pursuant to the supply agreements, there is a total of approximately $164.7 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale Limited or Laxdale, upon receipt of marketing approval in Europe for the first indication for VASCEPA (or first indication of any product containing Amarin Neuroscience Limited intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $9.7 million as of September 30, 2020). Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product using Amarin Neuroscience Limited intellectual property), the Company must make an aggregate stock or cash payment

(at the sole option of each of the sellers) of £5 million (approximately $6.4 million as of September 30, 2020) for the potential market approval.

The Company has no provision for any of the obligations above since the amounts are either not paid or payable as of September 30, 2020.
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

During April 2020, at the request of certain holders, 237,713,680 Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 23,771,368 ordinary shares. During July 2020, at the request of certain holders, 27,753,000 Series A Preference Shares were consolidated and redesignated, resulting in the issuance of 2,775,300 ordinary shares. As of September 30, 2020, a total of 328,300,010 Series A Preference Shares had been consolidated and redesignated at the request of holders, resulting in the issuance of 32,830,001 ADSs, such that a maximum of 2,385,078 ordinary shares remained issuable upon future consolidation and redesignation of the remaining Series A Preference Shares as of September 30, 2020, subject to certain adjustments for dilutive events.

Common Stock

On March 16, 2020, the Company’s Board of Directors, upon the recommendation of the Remuneration Committee and based on input from Radford, part of the Rewards Solutions practice of Aon Plc, as independent external compensation consultants to the Company’s Remuneration Committee, adopted, subject to shareholder approval, the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, which was subsequently approved by the Company’s shareholders on July 13, 2020 at the Annual General Meeting of Shareholders. The 2020 Plan is the successor to the Amarin Corporation plc 2011 Stock Option Plan, as amended, or the 2011 Plan, which expired on July 12, 2021. The maximum number of the Company’s ordinary shares of £0.50 each or equivalent ADSs to be issued under the 2020 Plan shall not exceed the sum of (i) 20,000,000 shares and (ii) the number of shares that remained available for grant under the 2011 Plan as of the date the 2020 Plan was approved by the Company’s shareholders. The number of shares remaining under the 2011 Plan was approximately 2,634,440. The award of stock options (both incentive and non-qualified stock options), restricted stock units, and certain limited unrestricted share awards are permitted. The 2020 Plan is administered by the Remuneration Committee of the Board of Directors and will expire on July 13, 2030.

During the nine months ended September 30, 2020 and 2019, in addition to ordinary shares issued as described in Preferred Stock above and in Incentive Equity Awards below, the Company issued 123,608 and 47,358 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

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

Incentive Equity Awards

As of September 30, 2020, there were an aggregate of 17,478,906 stock options and 7,727,158 restricted stock units, or RSUs, outstanding under the 2020 Plan representing approximately 4% and 2%, respectively, of outstanding shares (including common and preferred shares) on a fully diluted basis.

During the nine months ended September 30, 2020 and 2019, the Company issued 642,756 and 5,122,107 common shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $1.9 million during the nine months ended September 30, 2020 and $19.5 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020 and 2019, the Company issued 1,206,494 and 1,533,061 common shares, respectively, related to the vesting of RSUs, of which 440,573 and 580,765 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. Of these shares issued during the nine months ended September 30, 2020, in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth, the Company issued 1,107,660 common shares upon vesting of performance-based RSUs granted in 2017 and 2018, of which 461,820 shares were retained as treasury shares as settlement of employee tax obligations. These performance-based RSUs will continue to vest ratably monthly through August 2021.

On July 13, 2020, the Company granted a total of 164,657 RSUs and 210,764 stock options to members of the Company’s Board of Directors under the 2020 Plan. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

On July 1, 2020, the Company granted 100,000 RSUs to employees under the 2011 Plan that vest upon the achievement of specified sales performance conditions.

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

On March 31, 2014, the Company entered into a Co-Promotion Agreement, or the Agreement, with Kowa Pharmaceuticals America, Inc. related to the commercialization of VASCEPA capsules in the United States. The Co-Promotion Agreement, as amended in 2017, intentionally designed the co-promotion to naturally end as of December 31, 2018 and the companies mutually agreed not to renew the agreement.

During 2018, which was the last year of co-promotion of VASCEPA by Kowa Pharmaceuticals America, Inc., the Company incurred expense for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee, which was eighteen and a half percent (18.5%) of VASCEPA gross margin in 2018. The accrued tail payments are paid over three years with declining amounts each year. Kowa Pharmaceuticals America, Inc. was eligible to receive $17.8 million in co-promotion tail payments, the present value of which $16.6 million, was fully accrued as of December 31, 2018.

As of September 30, 2020 and December 31, 2019, a net payable to Kowa Pharmaceuticals America, Inc. of $5.2 million and $10.0 million, respectively, of which $3.9 million and $6.5 million, respectively, was classified as current on the condensed consolidated balance sheets, representing the remaining accrued co-promotion tail payments.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2020 and 2019:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2019	$29,261	$90,997	$4,579	$3,720	$128,557
Provision related to current period sales	95,239	437,030	2,534	50,403	585,206
Provision related to prior period sales	—	(3,872)	—	—	(3,872)
Credits/payments made for current period sales	(32,364)	(304,903)	—	(46,768)	(384,035)
Credits/payments made for prior period sales	(29,067)	(85,731)	(223)	(3,721)	(118,742)
Balance as of September 30, 2020	$63,069	$133,521	$6,890	$3,634	$207,114

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2018	$19,495	$41,634	$2,948	$1,167	$65,244
Provision related to current period sales	62,177	274,439	1,635	30,882	369,133
Provision related to prior period sales	—	(204)	—	—	(204)
Credits/payments made for current period sales	(34,400)	(184,801)	5	(30,404)	(249,600)
Credits/payments made for prior period sales	(19,325)	(41,363)	(653)	(1,199)	(62,540)
Balance as of September 30, 2019	$27,947	$89,705	$3,935	$446	$122,033

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

In January 2020, the Company achieved certain milestones under the agreement, resulting in payment of $1.0 million to Mochida, which was recorded as Research and development expense on the condensed consolidated statement of operations.

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

During the nine months ended September 30, 2020 and 2019, the Company recognized $2.2 million and $0.2 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Eddingpharm agreement. From contract inception through September 30, 2020 and December 31, 2019, the Company recognized $5.2 million and $3.0 million, respectively, as licensing revenue under the DCS Agreement concurrent with the support provided by Amarin to Eddingpharm in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $10.8 million and $13.0 million is recorded in deferred revenue as of September 30, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 14 years.

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

In March 2018 and July 2018, the Company received approval for VASCEPA as a prescription medication for use in Lebanon and United Arab Emirates, respectively, as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia. VASCEPA was launched in Lebanon in June 2018 and in United Arab Emirates in February 2019.

The Company recognized net product revenue of $0.5 million and nil for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2020 and 2019 , respectively.

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

During the nine months ended September 30, 2020 and 2019, the Company recognized $3.5 million and $0.9 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through September 30, 2020 and December 31, 2019, the Company has recognized $6.4 million and $2.9 million, respectively, as licensing revenue is recognized under the agreement concurrent with the support provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $7.4 million and $7.1 million is recorded in deferred revenue as of September 30, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 10 years.

The Company recognized net product revenue of $8.5 million and nil for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2020 and 2019:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$3,750	$(5,691)	$18,905

Nine months ended September 30, 2019:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,710	$—	$(1,131)	$19,579

During the nine months ended September 30, 2020 and 2019 date, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Nine Months Ended September 30,
Revenue recognized in the period from:	2020	2019
Amounts included in contract liability at the beginning of the period	$3,951	$1,131
Performance obligations satisfied in previous periods	$1,097	$—

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

On April 12, 2019 the Company entered into an Office Centre Sharing Agreement for office space in Dublin, Ireland effective May 1, 2019 was scheduled to terminate on April 30, 2020 and was extended for one additional year through April 30, 2021 and can continue to be extended automatically for successive one year periods. On July 4, 2019, the Company entered into an Office Centre Sharing Agreements effective October 1, 2019 for office space in Dublin, Ireland was scheduled to terminate on September 30, 2020 and was extended for one additional year through April 30, 2021 and can be extended automatically for successive one year periods. On August 1, 2020 the Company entered into an Office Centre Sharing Agreement effective September 14, 2020 for office space in Dublin, Ireland which terminates on April 30, 2021 and can be extended automatically for successive one year periods. These leases have been determined to be short-term leases and the Company is committed to making payments of $0.1 million during the next twelve months.

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company pays monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.6 million and $9.8 million and the operating lease right-of-use asset is $8.1 million and $8.5 million, as of September 30, 2020 and December 31, 2019, respectively. The lease expense for the three and nine months ended September 30, 2020 is approximately $0.4 million and $1.2 million, respectively. The lease expense for the three and nine months ended September 30, 2019 is approximately $0.4 million and $1.1 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2020:

Undiscounted lease payments ($000s)
Remainder of 2020	$239
2021	1,475
2022	1,774
2023	1,808
2024	1,842
2025 and thereafter	10,988
Total undiscounted payments	$18,126
Discount Adjustments	$(7,561)
Current operating lease liability	$1,309
Long-term operating lease liability	$9,255

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead product, VASCEPA® (icosapent ethyl) was first approved by the U.S. Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. On December 13, 2019, the FDA-approved a new indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial of VASCEPA, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients. In Europe, we are preparing to self-launch VASCEPA, following and pursuant to, regulatory approval, although we may engage commercialization partners for certain of the smaller countries in Europe. Regulatory approval in the European Union is subject to an approval recommendation by the European Medicines Agency, or EMA, which is expected in early 2021 and associated European Community, or EC, approval expected promptly thereafter, with launch timing in individual countries in Europe gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs.

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

•

In September 2019, the European Society of Cardiology and the European Atherosclerosis Society updated their Clinical Practice Guidelines for the Management of Dyslipidemias to incorporate findings from the REDUCE-IT study and in August 2020 the European Society of Cardiology expanded their guidelines to also cover patients with acute coronary syndrome.

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

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, decided in favor of two generic companies in our patent litigation related to their abbreviated new drug applications, or ANDAs, that seek FDA approval for sale of generic versions of VASCEPA. On May 22, 2020 and August 10, 2020, the two generic companies, Hikma Pharmaceutical USA Inc., or Hikma, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, received FDA approval to market its generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. The mandate of the court will issue on November 12, 2020. We plan to file a writ of certiorari within 90 days of such denial to ask the United States Supreme Court to hear our appeal. We intend to vigorously pursue this matter, but we cannot predict the outcome.

To date, Hikma and Dr. Reddy’s have not launched generic versions of VASCEPA, although, following the outcome of the trial appeal on September 3, 2020, Hikma announced it is working towards a launch. We anticipate that generics companies, when they launch in the United States, are likely to have limited supply capacity for VASCEPA. VASCEPA is not yet known to most healthcare professionals and generics companies rarely invest in product or disease state related market education. Furthermore, VASCEPA is relatively expensive to manufacture and already sold at an affordable price as documented by third-party analysis such that saving, if any, on the price of generic VASCEPA is likely to come at the expense of reduced market education and development. Thus, we believe that the launch of a generic version of VASCEPA in the United States at this early stage in the life cycle of VASCEPA is potentially harmful to patient care and discourages new product development, including for identifying and pursuing additional indications that could be treated with VASCEPA. If generic companies determine to launch generic versions of icosapent ethyl in the United States, such competition could have a material and adverse impact on our revenues and our operations.

Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. In Europe, ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the EMA and associated EC approval, in addition to pending patent protection that could extend into 2039.

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including Canada, China, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaborations with third-party companies that compensate us for such supply. We are not responsible for providing any generic company with drug product.

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

Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the FDA’s approved indication and label expansion in December 2019, our direct sales force was expanded to approximately 900 sales professionals, including approximately 800 sales representatives.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total VASCEPA prescriptions for the three months ended September 30, 2020 and 2019 was approximately 1,174,000 and 865,000, respectively. According to data from another third party, IQVIA, the estimated number of normalized total VASCEPA prescriptions for the three months ended September 30, 2020 and 2019 was approximately 1,081,000 and 787,000, respectively. Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

We also employ various medical affairs and marketing personnel to support our commercialization of VASCEPA. We expanded certain medical education and market awareness initiatives following the reporting of positive REDUCE-IT results in 2018. We began 2020 by taking steps to further expand promotion of VASCEPA, including direct to consumer advertising, as a result of the new indication and label expansion of VASCEPA approved by the FDA on December 13, 2019. In January 2020, we launched an educational campaign, True To Your Heart, to help people learn more about cardiovascular disease and how to better protect against persistent cardiovascular risk. We have commenced promotion and educational efforts which include the sponsorship of continuing medical education, social media-based communications, and advertisements on television and other forms of media.

On March 30, 2020, the Nevada Court ruled in favor of two generic companies in our patent litigation related to its ANDAs that seek FDA approval for sale of generic versions of VASCEPA. On May 22, 2020 and August 10, 2020, the two generic companies, Hikma and Dr. Reddy’s received FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. The mandate of the court will issue on November 12, 2020. We plan to file a writ of certiorari within 90 days of such denial to ask the United States Supreme Court to hear our appeal. We intend to vigorously pursue this matter, but we cannot predict the outcome. To date, Hikma and Dr. Reddy’s have not launched generic versions of VASCEPA, although, following the outcome of the trial appeal on September 3, 2020, Hikma announced it is working towards a launch.

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

Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin is pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, Amarin is pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. In Europe, Amarin is preparing to self-launch VASCEPA, although it may engage commercialization partners for certain of the smaller countries in Europe. Ten to eleven years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the EMA in early 2021 and associated EC approval expected promptly thereafter, in addition to pending patent protection that could extend into 2039.

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

In December 2019, we announced that the EMA validated the marketing authorization application seeking approval for VASCEPA. The validation confirmed the submission was sufficiently complete for the EMA to begin its review. Review by the EMA of this application is active and together with associated EC review, expected promptly thereafter, is expected to be completed in early 2021. As we did in Canada, we are seeking an indication throughout Europe for VASCEPA targeting cardiovascular risk reduction based on the results of REDUCE-IT.

In parallel with EMA’s review of our submission, we have been actively exploring the opportunity for VASCEPA commercialization in Europe. After extensive evaluation, we determined self-launching VASCEPA in Europe, except perhaps in certain smaller countries in Europe, is the best path forward considering all factors. Such an approach avoids sharing the economic potential of VASCEPA with any third-party commercial partners and ensures that VASCEPA would be likely to get the highest level of priority and focus. Similar to our approach in launching VASCEPA in the United States, in Europe we intend to build a core team of experienced professionals and a highly capable sales team and plan to leverage third-party relationships for various support activities. Such activities are underway. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Pursuant to regulatory approval of VASCEPA in Europe, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion of VASCEPA in Europe than in the United States. We have been active in preparing for reimbursement negotiations which we intend to commence on a country-by-country basis in Europe following anticipated approval of VASCEPA following the currently ongoing EMA review. In certain European countries, securing product reimbursement is a requisite to launching. In all countries securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VASCEPA, the success of such reimbursement negotiations could have a significant impact on our ability to realize the commercial opportunity of VASCEPA in Europe.

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

Based on our current understanding of the biological effects of a COVID-19 infection, including that patients at high risk of cardiovascular disease are at higher risk of mortality and severe effects from a COVID-19 infection, and based on data related to the mechanism of action and effects of VASCEPA in lowering cardiovascular risk in certain high-risk patients, we believe that VASCEPA could play a beneficial clinical role in helping patients infected by the virus. We are currently providing study drug product and limited financial support to investigators in multiple pilot studies designed to better understand the potential of VASCEPA and this potentially beneficial role. If the results of these pilot studies are positive, we intend to evaluate whether additional study is appropriate. The clinical effects of VASCEPA are multi-factorial. Multiple mechanisms of action associated with VASCEPA from clinical and mechanistic studies support the rationale to study its effects in patients with the COVID-19 infection. Additional postulated mechanisms that might play a role in the use of VASCEPA in the patients infected with COVID-19 include potential antiviral/antimicrobial effects, fibrosis and cardiac damage mitigation in animal models and anti-inflammatory effects (acute) in pulmonary/lung tissue.

The final results of the Effect of VASCEPA on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy trial, or EVAPORATE, were presented at the European Society of Cardiology on August 29, 2020. A total of 80 patients were enrolled in the randomized, double-blind, placebo-controlled EVAPORATE trial. Patients had to have coronary atherosclerosis as documented by multidetector computed tomography, or MDCT, (1 or more angiographic stenoses with ≥20% narrowing), be on statin therapy, and have persistently elevated triglyceride (TG) levels (mean TG at baseline was 259.1 mg/dL [+/- 78.1]). Patients underwent an interim scan at 9 months and a final scan at 18 months. The prespecified primary endpoint was a comparison of change in low attenuation plaque, or LAP, volume at 18 months between icosapent ethyl and placebo. EVAPORATE was not powered for long-term outcomes. The final results showed a significant reduction in the primary endpoint; icosapent ethyl reduced LAP plaque volume by 17% from baseline to the 18-month scan, whereas there was a progression of LAP plaque volume in the placebo group. There were significant differences between icosapent ethyl and placebo at study end for secondary endpoints of other types of plaque volume changes, including and sequentially total, total non-calcified, fibrofatty, and fibrous plaque volumes. All regressed in the icosapent ethyl group and progressed in the placebo group, (p<0.01 for all). The only secondary endpoint which did not achieve a significant difference between groups in multivariable modeling was dense calcium (p=0.053). More study is needed to demonstrate the effects of VASCEPA on coronary plaque to determine the relationship of such effects, if any, on cardiovascular risk reduction.

During the Transcatheter Cardiovascular Therapeutics, or TCT, Connect 2020 Best of Abstracts session by Benjamin E. Peterson, M.D., Brigham and Women’s Hospital Heart & Vascular Center and Harvard Medical School, which was held virtually from October 14 – October 18, 2020, the Company presented new REDUCE-IT PCI, or Percutaneous Coronary Intervention, analysis. The REDUCE-IT PCI analysis looked at 3,408 (41.7%) of patients enrolled in REDUCE-IT who had undergone a prior PCI. These patients were randomized a median of 2.9 years after PCI. Baseline characteristics were similar among patients randomized to VASCEPA versus placebo. Post hoc exploratory analyses of the subgroup of 3,408 patients with a prior PCI showed that, for the primary composite endpoint of 5-point MACE, time to first event was significantly reduced with VASCEPA versus placebo by 34% (p<0.0001) and total (first and subsequent) events were also reduced by 39% (p<0.0001). For the key secondary composite endpoint of 3-point MACE, time to first event was reduced by 34% (p<0.0001) in the subgroup of patients with a prior PCI. Administration of VASCEPA resulted in robust absolute risk reductions of 8.5% and 5.4% and numbers needed to treat (NNT) of 12 and 19, respectively, for both primary and key secondary (hard MACE) composite endpoints in post hoc exploratory subgroup analyses.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. The amount of supply we seek to purchase in future periods will depend on the level of global growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Impact of COVID-19

As the COVID-19 pandemic continues to spread and impact global populations and economies, we continue to evaluate its impact on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the importance of supporting patients, we are diligently working with our suppliers, customers, distributors and other partners to provide patients with access to VASCEPA, while taking into account regulatory, institutional, and government guidance, policies and protocols. Given the uncertainties regarding the scope and impact of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, particularly as COVID-19 protocols and resources have restricted or discouraged patient access to hospitals, clinics, physicians’ offices and other administration sites and caused a reprioritization of health care services, the impact of COVID-19 could materially impact our current performance and continues to represent a risk to our future performance.

Beginning in mid-March 2020, our ability to directly promote VASCEPA to healthcare professionals had been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choose to not get blood tests which test results provide information useful to the treatment of cardiovascular risk. Such impact has had a significant impact on slowing VASCEPA prescription and revenue growth. While COVID-19 continues to impact our promotion of VASCEPA, we have seen signs of improvement. We resumed sales force, field-based, face-to-face interactions with healthcare providers beginning in June 2020, and now substantially all of our sales force personnel have the ability to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. Such access remains variable and challenging due to COVID-19, yet we are optimistic that this improved access trend will increase and translate into increased levels of VASCEPA prescriptions and revenue. In July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only FDA approved drug for its indication. We anticipate that over time such promotion will increase awareness and usage of VASCEPA, and could help mitigate challenges if social distancing protocols and other restrictions are reinforced, including in light of any resurgence of the infection in certain geographies. Data on increased product usage from similar promotion of other products suggests that the impact of television-based promotion can be positive and sustained but is rarely immediate in its effect.

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

Income tax (provision) benefit. Income tax (provision) benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the three and nine months ended September 30, 2020 and 2019 are not more likely than not to be realized. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies, significant judgments and estimates during the nine months ended September 30, 2020.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and September 30, 2019

Product revenue, net. We recorded net product revenue of $155.2 million and $112.3 million during the three months ended September 30, 2020 and 2019, respectively, an increase of $42.9 million, or 38%. This increase was driven primarily by volume of VASCEPA sales to our customers in the United States, as well as a modest increase in VASCEPA’s net selling price in the United States. Orders by such customers were supported by an increase in estimated normalized total VASCEPA prescriptions in the United States, reflecting various factors including managed care access improvements. Based on data provided by Symphony Health and IQVIA, estimated normalized total VASCEPA prescriptions in the United States increased by approximately 309,000 and 293,000, respectively, over the three months ended September 30, 2019, representing growth of 36% and 37%, respectively. The increase in net product revenue was also driven by VASCEPA sales to our commercial partners outside of the United States of approximately $0.5 million during the three months ended September 30, 2020 as compared to nil during the three months ended September 30, 2019.

All of our product revenue, net in the United States, in the three months ended September 30, 2020 and 2019 was derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day and, as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the three months ended September 30, 2020 and 2019, our Product revenue, net in the United States included adjustment for co-pay mitigation support provided by us for commercially insured patients. Such support is intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments during the three months ended September 30, 2020 and 2019 was up to $150 and $110, respectively per 30-day prescription filled and, up to $450 and $330, respectively per 90-day prescription filled.

As is typical for the pharmaceutical industry, the majority of VASCEPA sales in the United States are to major commercial wholesalers which then resell VASCEPA to retail pharmacies.

In March 2020, COVID-19 became widespread in the United States and other geographies around the globe. In recognition of guidance from public health officials, we announced on March 15, 2020 a temporary suspension of in-person promotional activities. We resumed sales force, field-based, face-to-face interactions with healthcare providers beginning in June 2020, and now substantially all of our sales force personnel have the ability to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. For a newly FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood test results prior to prescribing the drug to the patient. Public reports from IQVIA showed patient visits to medical offices for non-emergency medical care were down approximately 70% in April 2020 during the height of the COVID-19 related social distancing. Also reported was a significant drop in the number of routine lab tests likely due to patients not seeking medical care for non-urgent medical needs and resources of the medical community shifting focus to address the COVID-19 pandemic. As a result, while VASCEPA prescription levels in the three months ended September 30, 2020 grew over the three months ended September 30, 2019, we witnessed a slowing of new patients being prescribed VASCEPA resulting in year over year growth in the three months ended September 30, 2020 which was considerably slower than the growth reported in the three months ended March 31, 2020 when we launched VASCEPA for its new cardiovascular risk reduction indication. However, in September 2020, weekly normalized prescriptions reached levels consistent with, or slightly higher, than pre-COVID-19 levels. According to IQVIA data, in September 2020 the number of patient visits to health care providers increased meaningfully over the lows of April 2020 but remained below the volume levels reported prior to mid-March 2020 when the impact of COVID-19 began to significantly impact the United States. We cannot predict the duration of this pandemic and we cannot quantify the impact of COVID-19 on our business beyond September 30, 2020. We are confident that the patient need for VASCEPA remains high and that the slowing of VASCEPA growth in the three months ended September 30, 2020 was COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended September 30, 2020 and 2019 was $1.3 million and $0.2 million, respectively, an increase of $1.2 million, or 728%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the three months ended September 30, 2020 and 2019 was $33.1 million and $25.4 million, respectively, an increase of $7.6 million, or 30%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the three months ended September 30, 2020 and 2019 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2020 to be similar to or modestly lower than 2019. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended September 30, 2020 and 2019 was 79% and 77%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2020 and 2019 was $120.2 million and $82.6 million, respectively, an increase of $37.6 million, or 46%. Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 are summarized in the table below:

	Three months ended September 30,
In thousands	2020	2019
Selling expense (1)	$93,635	$61,231
General and administrative expense (2)	16,606	14,572
Non-cash stock-based compensation expense (3)	9,923	6,756
Total selling, general and administrative expense	$120,164	$82,559

(1)

Selling expense for the three months ended September 30, 2020 and 2019 was $93.6 million and $61.2 million, respectively, an increase of $32.4 million, or 53%. This increase is primarily due to increased personnel costs related to the sales force expansion from approximately 440 sales professionals, including approximately 400 sales representatives, in 2019 to approximately 900 sales professionals, including approximately 800 sales representatives in 2020 as well as an increase in promotional activities and direct to consumer promotion following the launch of Vascepa in early 2020 for the new indication and expanded label approved by FDA in December 2019, including the launch in July 2020 of the first television commercials for Vascepa related to this new indication.

(2)

General and administrative expense for the three months ended September 30, 2020 and 2019 was $16.6 million and $14.6 million, respectively, an increase of $2.0 million, or 14%. This increase is primarily a result of an increase in personnel and related costs as well as insurance premiums partially offset by a decrease in legal fees.

(3)

Non-cash stock-based compensation expense for the three months ended September 30, 2020 and 2019 was $9.9 million and $6.8 million, respectively, an increase of $3.2 million, or 47%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our selling, general and administrative functions. The increase is due primarily to an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards.

We continuously evaluate all of our spending commitments and priorities, including the impact of the pending en banc petition denial in the ANDA patent litigation and COVID-19 and as we work to increase revenue from VASCEPA. We plan to adjust our level of education and promotional activities based on various factors, including whether any generic company takes the risk of launching a generic version of VASCEPA during the patent litigation appeal process and the amount of any product launched.

Research and development expense. Research and development expense for the three months ended September 30, 2020 and 2019 was $10.2 million and $8.9 million, respectively, an increase of $1.3 million, or 14%. Research and development expenses for the three months ended September 30, 2020 and 2019 are summarized in the table below:

	Three months ended September 30,
In thousands	2020	2019
REDUCE-IT study (1)	$2,230	$2,610
Regulatory filing fees and expenses (2)	801	283
Internal staffing, overhead and other (3)	5,513	4,823
Research and development expense, excluding non-cash Expense	8,544	7,716
Non-cash stock-based compensation expense (4)	1,660	1,207
Total research and development expense	$10,204	$8,923

The increase in research and development expenses for the three months ended September 30, 2020, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial. This is offset by the continuing support of various publications and scientific presentations relating to REDUCE-IT.

(2)

The regulatory filing fees in each of the three months ended September 30, 2020 and 2019 included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for support international regulatory review of VASCEPA, particularly in Europe, qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and costs associated with supporting various other investigations, including work in collaboration with Mochida and pilot studies regarding VASCEPA.

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

Interest income, net. Net interest income for the three months ended September 30, 2020 and 2019 was $0.5 million and $1.1 million, respectively, a decrease of $0.6 million, or 52%. Net interest income for the three months ended September 30, 2020 and 2019 is summarized in the table below:

	Three months ended September 30,
In thousands	2020	2019
Debt from royalty-bearing instrument (1):
Cash interest	$(273)	$(1,065)
Non-cash interest	(112)	(403)
Total debt from royalty-bearing instrument interest expense	(385)	(1,468)
Other interest expense	(76)	(145)
Total interest expense	(461)	(1,613)
Interest income (2)	1,010	2,759
Total interest income, net	$549	$1,146

(1)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended September 30, 2020 and 2019 was $0.4 million and $1.5 million, respectively. These amounts reflect the fact that our VASCEPA net revenue levels have not been, and during these periods were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. Additionally, the decrease in cash and non-cash interest is as a result of the royalty-bearing instrument balance decreasing from September 2019 to September 2020 as the instrument will be fully repaid in the fourth quarter of 2020.

(2)

Interest income for the three months ended September 30, 2020 and 2019 was $1.0 million and $2.8 million, respectively. Interest income represents income earned on cash and investment balances. As a result of COVID-19 and the related economic conditions, interest rates have decreased during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Other income (expense), net. Other income (expense), net for each of the three months ended September 30, 2020 and 2019 was nominal income and expense of $0.1 million, respectively. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions.

Income tax (provision) benefit. Income tax (provision) benefit for the three months ended September 30, 2020 and 2019 was a provision of $0.4 million and nil for the three months ended September 30, 2020 and 2019, respectively.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019

Product revenue, net. We recorded net product revenue of $441.1 million and $285.3 million during the nine months ended September 30, 2020 and 2019, respectively, an increase of $155.8 million, or 55%. This increase was driven primarily by volume of VASCEPA sales to our customers in the United States, as well as a modest increase in VASCEPA’s net selling price in the United States. Orders by such customers were supported by an increase in estimated normalized total VASCEPA prescriptions in the United States, reflecting various factors including managed care access improvements. Based on data provided by Symphony Health and IQVIA, estimated normalized total VASCEPA prescriptions in the United States increased by approximately 1,087,000 and 1,027,000, respectively, over the nine months ended September 30, 2019, representing growth of 49% and 51%, respectively. The increase in net product revenue was also driven by VASCEPA sales to our commercial partners outside of the United States of approximately $8.9 million during the nine months ended September 30, 2020 as compared to $0.3 million during the nine months ended September 30, 2019, primarily as a result of an initial order to ensure availability of adequate product supply for the launch of VASCEPA in Canada. Such revenue is based on contractually agreed pricing and other terms.

All of our product revenue, net in the United States, in the nine months ended September 30, 2020 and 2019 was derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day and, as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the nine months ended September 30, 2020 and 2019, our Product revenue, net in the United States included adjustment for co-pay mitigation support provided by us for commercially insured patients. Such support is intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments during the nine months ended September 30, 2020 and 2019 was up to $150 and $110, respectively, per 30-day prescription filled and, up to $450 and $330, respectively per 90-day prescription filled.

As is typical for the pharmaceutical industry, the majority of VASCEPA sales in the United States are to major commercial wholesalers which then resell VASCEPA to retail pharmacies.

In March 2020, COVID-19 became widespread in the United States and other geographies around the globe. In recognition of guidance from public health officials, we announced on March 15, 2020 a temporary suspension of in-person promotional activities. We resumed sales force, field-based, face-to-face interactions with healthcare providers beginning in June 2020, and now substantially all of our sales force personnel have the ability to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. For a newly FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood test results prior to prescribing the drug to the patient. Public reports from IQVIA showed patient visits to medical offices for non-emergency medical care were down approximately 70% in April 2020 during the height of the COVID-19 related social distancing. Also reported was a significant drop in the number of routine lab tests likely due to patients not seeking medical care for non-urgent medical needs and resources of the medical community shifting focus to address the COVID-19 pandemic. As a result, while VASCEPA prescription levels in the nine months ended September 30, 2020 grew over the nine months ended September 30, 2019, we witnessed a slowing of new patients being prescribed VASCEPA resulting in year over year growth in September 30, 2020 which was considerably slower than the growth reported in the three months ended March 31, 2020 when we launched VASCEPA for its new cardiovascular risk reduction indication. However, in September 2020 weekly normalized prescriptions are at or above pre-COVID levels. According to IQVIA data, in September 2020 the number of patient visits to health care providers increased meaningfully over the lows of April 2020 but remained below the volume levels reported prior to mid-March 2020 when the impact of COVID-19 began to significantly impact the United States. We cannot predict the duration of this pandemic and we cannot quantify the impact of COVID-19 on our business beyond September 30, 2020. We are confident that the patient need for VASCEPA remains high and that the slowing of VASCEPA growth in the nine months ended September 30, 2020 was COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols.

Licensing and royalty revenue. Licensing and royalty revenue during the nine months ended September 30, 2020 and 2019 was $5.7 million and $1.1 million, respectively, an increase of $4.6 million, or 403%. Licensing revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the nine months ended September 30, 2020 and 2019 was $96.7 million and $65.4 million, respectively, an increase of $31.3 million, or 48%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2020 and 2019 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2020 to be similar to or modestly lower than 2019. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the nine months ended September 30, 2020 and 2019 was 78% and 77%, respectively. The increase in gross margin on product sales is driven by gross margin on U.S. product sales of 79%, partially offset by the gross margin on product sales to our partners outside the U.S. which was based on contractually agreed upon terms with our commercial partners in those territories which partners incur the costs of promoting and selling the product in their territories. During the nine months ended September 30, 2019, the $0.3 million product sales to our partners outside the U.S. had a negligible impact on gross margin levels.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2020 and 2019 was $346.5 million and $227.6 million, respectively, an increase of $118.9 million, or 52%. Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 are summarized in the table below:

	Nine months ended September 30,
In thousands	2020	2019
Selling expense (1)	$260,694	$168,850
General and administrative expense (2)	56,500	39,544
Non-cash stock-based compensation expense (3)	29,302	19,204
Total selling, general and administrative expense	$346,496	$227,598

(1)

Selling expense for the nine months ended September 30, 2020 and 2019 was $260.7 million and $168.8 million, respectively, an increase of $91.8 million, or 54%. This increase is primarily due to increased personnel costs related to the sales force expansion from approximately 440 sales professionals, including approximately 400 sales representatives, in 2019 to approximately 900 sales professionals, including approximately 800 sales representatives in 2020, as well as an increase in promotional activities and direct to consumer promotion following the launch of VASCEPA in early 2020 for the new indication and expanded label approved by FDA in December 2019, including the launch in July 2020 of the first television commercials for VASCEPA related to this new indication.

(2)

General and administrative expense for the nine months ended September 30, 2020 and 2019 were $56.5 and $39.5 million, respectively, an increase of $17.0 million, or 43%. This increase is primarily a result of increased personnel and related costs, legal fees related to the ANDA patent litigation in the United States, and insurance premiums.

(3)

Non-cash stock-based compensation expense for the nine months ended September 30, 2020 and 2019 was $29.3 million and $19.2 million, respectively, an increase of $10.1 million, or 53%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our selling, general and administrative functions. The increase is due primarily to an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards.

We continuously evaluate all of our spending commitments and priorities, including the impact of the pending en banc petition denial in the ANDA patent litigation and COVID-19 and as we work to increase revenue from VASCEPA. We plan to adjust our level of education and promotional activities based on various factors, including whether any generic company takes the risk of launching a generic version of VASCEPA during the patent litigation appeal process and the amount of any product launched.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2020 and 2019 was $30.5 million and $23.3 million, respectively, an increase of $7.2 million, or 31%. Research and development expenses for the nine months ended September 30, 2020 and 2019 are summarized in the table below:

	Nine months ended September 30,
In thousands	2020	2019
REDUCE-IT study (1)	$9,443	$6,318
Regulatory filing fees and expenses (2)	1,983	945
Internal staffing, overhead and other (3)	14,020	12,507
Research and development expense, excluding non-cash Expense	25,446	19,770
Non-cash stock-based compensation expense (4)	5,004	3,525
Total research and development expense	$30,450	$23,295

The increase in research and development expenses for the nine months ended September 30, 2020, as compared to the prior year period, is primarily due to timing of REDUCE-IT and related costs.

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The increase in expenses is primarily driven by costs beyond the conduct of the study to further analyze samples collected from REDUCE-IT patients as well as the support of various publications and scientific presentations relating to REDUCE-IT.

(2)

The regulatory filing fees included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for support international regulatory review of VASCEPA, particularly in Europe, qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. In January 2020, we achieved certain milestones under our strategic collaboration agreement with Mochida, resulting in payment of $1.0 million. Also included are costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.

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

Interest income, net. Net interest income for the nine months ended September 30, 2020 and 2019 was income of $1.9 million and income of $0.2 million, respectively, an increase of $1.7 million, or 702%. Net interest income for the nine months ended September 30, 2020 and 2019 is summarized in the table below:

	Nine months ended September 30,
In thousands	2020	2019
Long-term debt from royalty-bearing instrument (1):
Cash interest	$(1,533)	$(3,433)
Non-cash interest	(602)	(1,280)
Total debt from royalty-bearing instrument interest expense	(2,135)	(4,713)
Other interest expense	(307)	(474)
Total interest expense	(2,442)	(5,187)
Interest income (2)	4,350	5,425
Total interest income, net	$1,908	$238

(1)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the nine months ended September 30, 2020 and 2019 was $2.1 million and $4.7 million, respectively. These amounts reflect the fact that our VASCEPA net revenue levels have not been, and during these periods were not assumed to be, high enough to support repayment in accordance with the contractual repayment schedule without the optional reduction which is allowed to be elected by us if the threshold revenue levels are not achieved. To date, our revenues have been below the contractual threshold amount each quarter such that each payment reflects the calculated optional reduction amount as opposed to the contractual threshold payments for each quarterly period. Additionally, the decrease in cash and non-cash interest is as a result of the entire royalty-bearing instrument balance decreasing from September 2019 to September 2020 as the instrument will be fully repaid in the fourth quarter of 2020.

(2)

Interest income for the nine months ended September 30, 2020 and 2019 was $4.4 million and $5.4 million, respectively. Interest income represents income earned on cash and investment balances. As a result of COVID-19 and the resulting economic conditions, interest rates have decreased during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2020 and 2019 was income of $0.1 million and expense of $0.2 million, respectively. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions.

Income tax (provision) benefit. Income tax (provision) benefit for the nine months ended September 30, 2020 and 2019 was $2.4 million and nil, respectively. The income tax benefit recorded for the period ended September 30, 2020 primarily relates to the carryback of U.S. net operating losses as permitted under the CARES Act enacted in March 2020. The provision for each period is the result of losses generated by our U.S. and non-U.S. operations for which no tax benefit other than the benefit related to the loss carryback has been recognized based on our position that deferred tax benefits are not more likely than not to be realized based on available evidence.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2020 exceeds $600.0 million which includes cash and cash equivalents and restricted cash of $211.1 million, short-term investments of $354.7 million and long-term investments of $46.1 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2020	2019
Cash provided by (used in):
Operating activities	$16.6	$(0.4)
Investing activities	(400.6)	(2.1)
Financing activities	(53.3)	428.9
(Decrease) increase in cash and cash equivalents and restricted cash	$(437.3)	$426.4

Net cash provided by operating activities during the nine months ended September 30, 2020 compared net cash used in operating activities during the same period in 2019 increased primarily as a result of higher collections due to an increase in product sales, partially offset by costs associated with expanding our United States-based sales force, as well as increased costs of promotional activities following the successful REDUCE-IT study results.

Net cash used in investing activities during the nine months ended September 30, 2020 compared to the same period in 2019 increased as a result of our purchasing approximately $587.1 million investment-grade interest bearing instruments during 2020, partially offset by $186.7 million in proceeds from the maturity and sale of securities.

Net cash used in financing activities during the nine months ended September 30, 2020 primarily reflects an increase in the payments made on our royalty-bearing instrument. In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to VASCEPA, in exchange for $100.0 million received at the closing of the agreement which closing occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. We have agreed to repay up to $150.0 million of future revenue and receivables. As of September 30, 2020, the net remaining amount to be repaid to CPPIB is $9.6 million, which will be repaid during the fourth quarter of 2020.

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

As of September 30, 2020, we had net accounts receivable $147.3 million and inventory of $148.5 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of September 30, 2020. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers, any potential generic competition in the United States as a result of our ANDA litigation and commercialization of VASCEPA in Europe. For Europe, we anticipate the number of added employees to be hired in 2020 to be fewer than twenty professionals as the initial focus in Europe is on regulatory approval and reimbursement.

We believe that our cash and cash equivalents of $207.2 million as of September 30, 2020 together with our short-term investments of $354.7 million as of September 30, 2020, will be sufficient to fund our projected operations for at least twelve months and is adequate to achieve positive cash flow from VASCEPA based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed below under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties, operating leases related to real estate used as office space and debt and related interest. There have been no material changes during the nine months ended September 30, 2020 to our contractual obligations as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, or the Evaluation Date, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded, based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Item 1. Legal Proceedings” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and the three months ended June 30, 2020 include a discussion of our current legal proceedings. There have been no material changes to the matters described in those disclosures during the three months ended September 30, 2020, other than as set forth below.

The trial for the ANDA patent litigation against defendants, Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., or, collectively, DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their respective affiliates, or the Defendants, took place in the United States District Court for the District of Nevada, or the Nevada Court (case no.: 2:16-cv-02525-MMD-NJK (consolidated with 2:16-cv-02562-MMD-NJK). Following conclusion of the trial in late January 2020, the Nevada Court, on March 30, 2020, decided in favor of the Defendants, ruling that our relevant patents are invalid due to obviousness. We appealed this decision to the United States Court of Appeals for the Federal Circuit (case no.: 20-1723). On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc (case no.: 20-1723, -1901). On November 4, 2020, our rehearing and en banc petitions were denied. The mandate of the court will issue on November 12, 2020. We plan to file a writ of certiorari within 90 days of such denial to ask the United States Supreme Court to hear our appeal. We intend to vigorously pursue this matter, but we cannot predict the outcome.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

We are substantially dependent upon VASCEPA, its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA could experience generic competition in the near term and in Europe VASCEPA is not currently approved for sale by applicable regulatory authorities.

•

As a result of the decision in favor of the two generic drug companies in connection with our ANDA patent trial, which ruling was upheld on appeal by a Federal Circuit panel, we could face generic competition in the near term and our revenues and results of operations could be materially and adversely affected if the generic companies obtain adequate supply and launch one or more generic versions of VASCEPA in the United States.

•

Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary to meet expectations for commercial success.

•

The scale and scope of the coronavirus, or COVID-19, pandemic is uncertain and poses a significant threat to public health and infrastructure throughout the world, which could have a negative impact on our business.

•	Our current and planned commercialization efforts may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.
•	Our promotion of VASCEPA is subject to regulatory scrutiny and associated risk generally.
•	We may not be able to compete effectively against our competitors’ pharmaceutical products.
•

VASCEPA is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, VASCEPA is subject to non-prescription competition and consumer substitution.

•

The commercial value to us of sales of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement such as in Europe, which can vary from country to country resulting in potential patient access restrictions.

•	Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and suppliers.

•

Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risks that limit our profitability and could limit our ability to supply VASCEPA to large market segments.

•	Our commercialization of VASCEPA outside the United States is substantially dependent on third parties and other circumstances outside our control.
•	We are dependent on patents, proprietary rights and confidentiality to protect the commercial potential of VASCEPA.
•	Our issued patents may not prevent competitors from competing with VASCEPA, even if we seek to enforce our patent rights.
•	There can be no assurance that any of our pending patent applications relating to VASCEPA or its use will issue as patents.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Except those denoted below with a “*”, these risk factors have not been materially updated from our   Quarterly Report on Form 10-Q for the three months ended June 30, 2020.

Risks Related to the Commercialization and Development of VASCEPA

* We are substantially dependent upon VASCEPA, its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA could experience generic competition in the near term and in Europe VASCEPA is not currently approved for sale by applicable regulatory authorities.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA® (icosapent ethyl) capsules, in major markets globally. Much of our near-term financial results and value as a company had depended and currently depends on our ability to execute our development and commercial strategy for VASCEPA in the United States. As previously disclosed, VASCEPA could face competition from generic companies in the United States in the near term following patent litigation rulings against us in this territory.

We continue our development efforts to support regulatory approvals and launch of VASCEPA in major markets outside the United States. Our expansion and development of VASCEPA outside the United States is generally not subject to the adverse patent ruling in the United States. Development outside the United States is primarily based on the second, and significantly more valuable, indication approval for VASCEPA in the United States, use of the drug in the reduction of cardiovascular risk in select high-risk patients. We are currently developing VASCEPA on our own in Europe for the use of the drug in the reduction of cardiovascular risk in select high-risk patients and are exploring possible strategic collaborations in smaller markets within Europe and in other major markets. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and intend to consider potential additional partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. If commercialization efforts for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The development and commercial time cycle for VASCEPA or other products that we may develop from our research and development efforts could result in delays in our ability to achieve commercial success. For example, it took over a decade of preceding product development before we announced, in December 2019, that the EMA validated our MAA seeking approval for icosapent ethyl (brand name VASCEPA in the United States) as a treatment to reduce the risk of cardiovascular events in select high-risk patients.

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

* As a result of the decision in favor of the two generic drug companies in connection with our ANDA patent trial, which ruling was upheld on appeal by a Federal Circuit panel, we could face generic competition in the near term and our revenues and results of operations could be materially and adversely affected if the generic companies obtain adequate supply and launch one or more generic versions of VASCEPA in the United States.

We received paragraph IV certification notices from certain companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of VASCEPA as described in those companies’ ANDAs. Following receipt of the paragraph IV certifications, beginning in late 2017 we were involved in litigation against these companies, including Dr. Reddy’s Laboratories, Inc., or DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward) and certain of their affiliates, or the Defendants, in the U.S. District Court for the District of Nevada, or the Nevada Court. In these lawsuits, we sought, among other remedies, an order enjoining each Defendant from marketing generic versions of VASCEPA before the last to expire of the asserted patents in 2030.

On March 30, 2020, following conclusion of a trial in late January 2020, the Nevada Court issued its ruling in favor of the Defendants. On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received its FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. The mandate of the court will issue on November 12, 2020. We plan to file a writ of certiorari within 90 days of such denial to ask the United States Supreme Court to hear our appeal. We intend to vigorously pursue this matter, but we cannot predict the outcome.

The court rulings detailed above could also permit Teva Pharmaceuticals USA, Inc., or Teva, to launch a generic version of VASCEPA under certain circumstances pursuant to a settlement agreement with us. For example, our settlement agreement with Teva provides that if another generic company obtains FDA approval and launches at risk pending appeal of the March 2020 Nevada Court ruling, Teva can launch its generic version of VASCEPA if we do not obtain an injunction removing such product from the market within 60 days. In such case, Teva’s commercialization would be at risk as Teva would be required to withdraw its product from the market if the other entities that launched at risk withdraw their products. Our settlement with Apotex Inc., or Apotex, does not have this provision. Further, the Teva and Apotex settlement agreements permit such companies to launch their generic version of VASCEPA under royalty-free license from us given that our petition for en banc review was not granted, after issuance of the Federal Circuit mandate on November 12, 2020. While Teva received FDA approval of its ANDA, any launch by Apotex would be subject to FDA approval of the Apotex ANDA and each generic launch is subject to procurement of adequate supply.

Once a generic version of VASCEPA is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label it can be used to fill a prescription for any use of the drug, subject to the potential for patent infringement under certain case law and subject to certain Teva and Apotex settlement agreement terms. The possibility of generic competition in the near term could have, and any commercial launch of a generic version of VASCEPA into the market could have, a material and adverse impact on our revenues and our results of operations. There can be no assurance that we would be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by FDA, even if such use are determined to infringe certain of our patent claims.

Further, although we are pursuing available remedies, including a plan for a petition for writ of certiorari to ask the United States Supreme Court to hear our appeal, we may not be successful in any such efforts, which will be costly and time-consuming to pursue. Such efforts will also require considerable attention of management and could, even if ultimately successful, negatively impact our results of operations.

Additionally, while we believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA is time-consuming and expensive, all of which may limit the amount of VASCEPA supply available to generic companies in the event that they launch a generic version of VASCEPA, we could be wrong. We do not have direct visibility into the supply levels of any of the generic companies and we rely on our own experience together with information from third parties. The generic companies could potentially find or develop sources of qualified VASCEPA supply that are not known to us. Furthermore, generic companies could potentially convince our suppliers to prioritize supply to the generic companies ahead of any applicable contractual commitments to supply us. While we anticipate that our suppliers will honor their commitments to us, if generic competitors are successful in gaining an advantage in the supply chain promotional and educational efforts with respect to VASCEPA will suffer and consequentially VASCEPA prescriptions will likely decrease. In addition, we may face increased litigation with such suppliers, which can be costly and distracting to management. Such circumstances could have a material and adverse impact on our revenues and results of operations directly in the United States and potentially outside of the United States as well if supply costs and availability are affected or promotion and education programs reduced.

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

Despite FDA approval for this new indication and expanded label for VASCEPA, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this new approved use, even if we are successful in our appeal effort. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable on an ongoing basis. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

•	the impact of and outcome of pending patent litigation appeal efforts;
•	the commercialization and pricing of any generic version of VASCEPA;
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

The global spread of the coronavirus has created significant volatility, uncertainty and disruption in healthcare, social and economic infrastructures. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

•	the duration, volatility and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic and political activity and actions taken in response;
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

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. We resumed sales force, field-based, face-to-face interactions with healthcare providers beginning in June 2020, and now substantially all of our sales force personnel have the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance. However, many healthcare professionals are not allowing such face-to-face interactions and the number of patient visits to doctors’ offices remains down considerably from pre-COVID-19 levels and the number of patients undergoing blood testing remains down considerably from pre-COVID-19 levels. These circumstances vary geographically and vary over time, with continued risk of resurgences in COVID-19 cases, and reinstitution of protocols, in various geographies. We hope to be able to maintain our substantial resumption of our business efforts, however, given the dynamics related to COVID-19, there can be no assurance that this will be the case. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as successful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

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

The disruptions associated with the coronavirus pandemic could also delay the timing of a determination on our ability to seek legal remedies as travel, operational resources and personnel are disrupted, with respect to our efforts and capabilities, as well as those of our advisors and the courts. The disruptions associated with the coronavirus pandemic could delay the potential timing of completion of the EMA review and subsequent steps for our application to get VASCEPA approved to be marketed in Europe. For example, COVID-19 appears to have modestly slowed certain aspects of the review with the overall timeline for the review being completed by the EMA shifting from what was previously estimated as late 2020 into our current estimate of early 2021. COVID-19 could also delay our plans to hire additional employees for the planned commercialization of VASCEPA in Europe.

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

* Ongoing clinical trials or new clinical data involving VASCEPA and similar moderate-to-high doses of eicosapentaenoic acid or icosapent ethyl could influence public perception of VASCEPA’s clinical profile and the commercial and regulatory prospects of VASCEPA.

Ongoing trials of moderate-to-high doses of VASCEPA and icosapent ethyl or a similar, eicosapentaenoic acid, product could provide further information on the effects of VASCEPA and its commercial and regulatory prospects.

For example, the Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069) is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams/day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than VASCEPA on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of events will also be examined. Results from this study are expected in the second half of 2021, but could be announced sooner or, due to delay related to COVID-19 or otherwise, later.

We are also completing our assessment of a clinical study of VASCEPA in China similar in design to our MARINE study. We expect to announce results of that study before the end of 2020. There can be no assurance that the results of this trial will be similar to the results of the MARINE study. Even if such results are similar additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk.

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection, results of which are expected over the next year.

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

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Approximately two to three million adults in the United States have very high (≥500 mg/dL) triglyceride levels, the MARINE patient population. There are approximately five to 15 million people in the United States who meet the specific REDUCE-IT inclusion criteria. Since 1976, mean triglyceride levels have increased in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the additional indication and label expansion approved by the FDA in December 2019, for cardiovascular risk reduction, we completed the further expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives. This sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States. Even after planned expansion, this sales team is not large enough to call upon all physicians. Thus, despite this significant expansion of our sales team, we may not have sufficient sales personnel and resources to maximize the sales potential of VASCEPA.

In addition to the sales force expansion in the United States, we plan to work internally and with partners to support regulatory efforts toward approvals and commercialization outside the United States based primarily on REDUCE-IT results. For example, assuming regulatory approval, we plan to launch VASCEPA on our own in the most commercially significant markets in Europe. The commercial launch of a new pharmaceutical product is a complex undertaking for a company to manage, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe.

Factors related to building and managing a sales and marketing organization in Europe and different territories world-wide that could inhibit our efforts to successfully commercialize VASCEPA, include the following:

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

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. We resumed sales force, field-based, face-to-face interactions with healthcare providers beginning in June 2020, and now substantially all of our sales force personnel have the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance. We hope to be able to maintain this substantial resumption of our business efforts, however, given the dynamics related to COVID-19, there can be no assurance that this will be the case. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as successful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions. In July 2020 we launched our first ever direct to consumer promotional campaign regarding VASCEPA demonstrating results in lowering cardiovascular risk in patients with persistent cardiovascular risk in high risk patients. In September 2020, we launched a new, nationwide television advertisement in connection with Amarin’s expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. There can be no assurance that such promotion will have the intended positive increase in patients asking their healthcare providers regarding VASCEPA or that prescription rates for VASCEPA will increase in the near future or at all from such promotion. Data on increased product usage from similar promotion of other products suggests that the impact of television-based promotion can be positive and sustained but is rarely immediate in its effect. After assessing the scope, timing and pricing of potential generic competition, we may also decide to contract our VASCEPA promotional efforts.

Our promotion of VASCEPA is subject to regulatory scrutiny and associated risk generally.

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

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We are cooperating with the DOJ. We cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act, we could be subject to significant civil and criminal fines and penalties.

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

AstraZeneca had been conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study is a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020 following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. AstraZeneca also stated that full data from the STRENGTH trial will be presented at a future medical meeting, which is anticipated to include the American Heart Association’s Scientific Sessions in November 2020. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

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

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. An additional Nordic trial known as OMEMI is anticipated to read-out at the American Heart Association’s Scientific Sessions in November 2020.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study (ENHANCE-IT) against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. Topline data is expected in the first quarter of 2021. In September, Matinas announced that in an end-of-Phase 2 meeting with the FDA, Matinas and the FDA aligned on key next steps for the MAT900 Phase 3 development program and registration pathway for an initial indication to treat severe hypertriglyceridemia, or SHTG. Matinas anticipates initiating the Phase 3 program in the first half of 2021, with topline results in the fourth quarter of 2022.

In June 2018, Gemphire Therapeutics (renamed NeuroBo Pharmaceuticals, Inc. following completion of a merger on December 31, 2019) announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. In March 2020 NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the FDA that the clinical development program for Gemcabene remains on partial clinical hold. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterolemia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned. Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver, lung, and metabolic system, including hypertriglyceridemia and cardiovascular risk reduction, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, chronic obstructive pulmonary disease, or COPD, and planned for hypertriglyceridemia and Type 2 diabetes (TRIAGE), in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation. In August 2020, Afimmune reported Ph2a study results of epeleuton in patients with NAFLD. Although epeleuton failed to meet the primary endpoint to demonstrate effects on liver enzyme elevation, it demonstrated significant reduction of triglycerides, HbA1c and potential for CV risk reduction. In September 2020, Afimmune announced the start of TRIglyceride And Glucose control with Epeleuton in Metabolic Syndrome Patients, or TRIAGE, a Phase IIb study of epeleuton in patients with high triglycerides and type 2 diabetes to assess the safety and efficacy of orally administered epeleuton capsules vs placebo in the treatment of hypertriglyceridemia and type 2 diabetes. Results are expected in fourth quarter of 2021.

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

* As generic company competitors seek to compete with copies of VASCEPA in the United States and elsewhere we could face additional challenges to our patents and additional patent litigation.

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

In addition to the ANDA patent litigation described above, we could face patent litigation related to the patents filed in the Orange Book related to the REDUCE-IT study. A three-year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved, such as when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we received three-year exclusivity in connection with the approval of our sNDA for REDUCE-IT study results. Such three-year exclusivity protection precludes, unless otherwise agreed, the FDA from approving a marketing application for an ANDA, a product candidate that the FDA views as having the same conditions of approval as VASCEPA (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with VASCEPA as the reference product until December 13, 2022, three years from the date of FDA approval of the REDUCE-IT sNDA. While this three-year exclusivity would generally prevent such an approval based on our REDUCE-IT indication during such time, it does not preclude tentative or final approval of an ANDA based on our MARINE indication. The FDA may accept and commence review of such REDUCE-IT-related applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of REDUCE-IT patents during such period. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation. Regulatory exclusivity is in addition to exclusivity afforded by issued patents related to VASCEPA.

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

Once a generic version of VASCEPA is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label, it is often used to fill a prescription for any intended use of the drug. If final approval of a generic ANDA (like that from Hikma, Dr. Reddy’s and/or Teva) is granted and an ANDA filer is able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the reputation of VASCEPA or the perceived value of our company and our stock price. For example, our stock price suffered a significant decline following our announcement of the Nevada Court’s ruling in favor of the Defendants and the Federal Circuit ruling upholding the Nevada Court’s ruling.

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

Similarly, on August 30, 2017, Amarin filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. In October 2017, the ITC determined to not institute our requested investigation. We appealed this determination to the U.S. Federal Circuit, but that court upheld ITC’s determination. On July 30, 2019, we filed a petition with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, which petition was denied on December 9, 2019, ending this litigation. We have also engaged with FDA on the topic of synthetically produced omega-3 products through the citizen’s petition process and otherwise.

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

* The commercial value to us of sales of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement such as in Europe, which can vary from country to country resulting in potential patient access restrictions.

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

Also, there is a degree of unpredictability with regard to the eventual pricing and reimbursement levels of medications in markets outside the United States. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. In certain European countries, securing product reimbursement is a requisite to launching. In all countries securing adequate reimbursement is a requisite for commercial success of any therapeutic. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost-effectiveness of VASCEPA to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels. If the pricing and reimbursement levels of VASCEPA are lower than we anticipate, then affordability of, and market access to, VASCEPA may be adversely affected and thus market potential in these territories would suffer.

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

Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as our former co-promotion partner Kowa Pharmaceuticals America, Inc. For example, in June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver programs during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We are cooperating with the DOJ. We cannot predict when the investigation will be resolved, the outcome of the investigations or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act, we could be subject to significant civil and criminal fines and penalties. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling and marketing, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs. In addition, all of the above factors may also apply to any regulatory approval for VASCEPA obtained in territories outside the United States. Given our inexperience with marketing and commercializing products outside the United States, in certain territories we may need to rely on third parties, such as our partners in Canada, China and the Middle East, to assist us in dealing with any such issues.

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

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We are cooperating with the DOJ. We cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act, we could be subject to significant civil and criminal fines and penalties.

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

The process of establishing a commercial infrastructure is difficult, expensive and time-consuming. Prior to the REDUCE-IT results topline announcement in September 2018, our direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives in the United States. As a result of the additional indication and label expansion approved by the FDA in December 2019, in cardiovascular risk reduction, we completed the further expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives. This sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States. The impact of COVID-19, including the suspension of field based face-to-face interactions for an uncertain period of time may negatively affect promotional efforts. Even after planned expansion, this sales team is not large enough to call upon all physicians.

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

We have no in-house manufacturing capacity and rely on contract manufacturers for our clinical and commercial product supply. We cannot ensure that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with our third-party manufacturers. Moreover, if our manufacturers should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. If we are not able to continue to operate our business relationships in a manner that is sufficiently profitable for us and our suppliers, certain members of our supply chain could compete with us through supply to competitors, such as generic drug companies, through breach of our agreements or otherwise.

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

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. Amarin is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities. In December 2019, VASCEPA was approved for use in Canada to reduce the risk of cardiovascular events in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation. In February 2020, HLS launched VASCEPA in Canada, with strong initial uptake before the impact of COVID-19 pandemic. In July PMPRB confirmed VASCEPA price is compliant with current guidelines, and CADTH recommended reimbursement for VASCEPA in Canada in secondary prevention population. However, if HLS Therapeutics is not able to effectively commercialize VASCEPA in Canada through effective pricing (initially and over time) or otherwise we may not be able to generate revenue from the sale of VASCEPA in Canada.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. For example, in June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating allegations that false claims were submitted to federal healthcare programs in violation of the U.S. False Claims Act in relation to VASCEPA as marketed by our previous co-marketing partner, Kowa Pharmaceuticals, Inc. and us in connection with speaker programs and copayment waivers. The investigation also covers information that would be relevant to determining whether violations of the U.S. Anti-Kickback Statute occurred. The CID requires the production of documents and information from January 1, 2015 to the present. We are cooperating with the DOJ. We cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and Fake Claims Act, we could be subject to significant civil and criminal fines and penalties.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. While certain key patents related to our product based on the MARINE clinical study were determined to be invalid as obvious by a district court in the United States, and we are pursuing an appeal process, it remains the case that our ability to successfully implement our business plan and to protect our products with our intellectual property will depend in large part on our ability to:

•	obtain, defend and maintain patent protection and market exclusivity for our current and future products;
•	preserve any trade secrets relating to our current and future products;
•	acquire patented or patentable products and technologies; and
•	operate without infringing the proprietary rights of third parties.

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 103 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 103 allowed and issued applications include the following:

•	two issued U.S. patents directed to a pharmaceutical composition of VASCEPA in a capsule that have terms that expire in 2020 and 2030, respectively;
•	one issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	50 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	21 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
•	two additional US patent directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
•	four additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;

•	two additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	three additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•

three additional patents related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;

•	one additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	three additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	two additional patents related to the use of VASCEPA to treat obesity with a term that expires in 2034;
•	one additional patent related to the use of VASCEPA to treat prostate cancer with a term that expires in 2037;
•	three additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	five additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are also pursuing patent applications related to VASCEPA in multiple jurisdictions outside the United States. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. Amarin is pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, Amarin is pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. Ten to 11 years of market protection is anticipated due to regulatory exclusivity in the European Union subject to an approval recommendation by the European Medicines Agency, or EMA, anticipated in early 2021 and associated European Community, or EC, approval expected promptly thereafter. Furthermore, patent protection in Europe includes:

•	One allowed patent related to the use of a pharmaceutical composition comprised of 4g of 96% EPA ethyl ester to treat the REDUCE-IT population expiring 2033.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 25%, 37%, and 30%, respectively, of gross product sales for the nine months ended September 30, 2020, and represented 37%, 32%, and 25%, respectively, of the gross accounts receivable balance as of September 30, 2020. Customers A, B, and C accounted for 25%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2019, and represented 42%, 23%, and 28%, respectively, of the gross accounts receivable balance as of September 30, 2019. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2019, 2018, and 2017, we reported losses of approximately $22.6 million, $116.4 million and $67.9 million, respectively, and we had an accumulated deficit as of December 31, 2019 of $1.4 billion. For the nine months ended September 30, 2020 and 2019, we reported losses of approximately $22.9 million and $29.7 million, respectively, and we had an accumulated deficit as of September 30, 2020 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Even though VASCEPA has been approved by the FDA for marketing in the United States for two important indications, it may not gain enough market acceptance to support profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our expanded commercialization efforts in the United States and our expected commercialization efforts in Europe. If we are unable to continue to generate robust product revenues, we will not become profitable on a sustained basis in the near term, if ever, and may be unable to continue operations without continued funding.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $207.2 million and short-term investment balance of $354.7 million as of September 30, 2020 will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VASCEPA in Europe. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any potential generic competition as a result of our ANDA litigation.

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

Risks Related to Ownership of our ADSs and Common Shares

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

The Takeover Code provides a framework within which takeovers of certain companies organized in the United Kingdom are regulated and conducted. However, because our place of central management and control is currently outside of the United Kingdom, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. The following is a brief summary of some of the most important rules of the Takeover Code which, as noted, does not apply to us:

•

In connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about the potential offer.

•

When a person or group of persons who are treated as “acting in concert” with each other (a) acquires interests in shares carrying 30% or more of the voting rights of a company (which percentage is treated by the Takeover Code as the level at which effective control is obtained) or (b) increases the aggregate percentage interest they have when they are already interested in not less than 30% and not more than 50%, they must make a cash offer to all other shareholders at the highest price paid by them in the 12 months before the offer was announced.

•

When interests in shares of any class representing 10% of shares of that class have been acquired for cash by an offeror (i.e., a bidder) during the offer period (i.e., broadly speaking, the period after the potential offer has been made public) and within 12 months prior to commencement of the offer period, the offer must be in cash or be accompanied by a cash alternative for all shareholders of that class at the highest price paid by the offeror in that period. Further, if an offeror acquires any interest in shares for cash during the offer period, the offer for the shares must be in cash or accompanied by a cash alternative at a price at least equal to the price paid for such shares during the offer period.

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

•	All shareholders must be given the same information.
•	The directors of those parties issuing takeover circulars must include statements taking responsibility for the contents thereof.

•	Profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers.
•	Misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately.
•

Actions during the course of an offer (or even before if the board of the offeree company is aware that an offer is imminent) by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans (or the bidder consents to the proposed course of action). Frustrating actions would include, for example, issuing new shares, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group.

•

Stringent requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities.

•

Employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment and pension schemes appended to the offeree board of directors’ circular or published on a website.

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

General Risk Factors

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

* The loss of key personnel could have an adverse effect on our business.

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to evolve from a development stage company to a commercial stage company we may experience turnover among members of our senior management team. We may have difficulty identifying and integrating new executives to replace any such losses. As we prepare for commercialization in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, employees are increasingly being recruited by other companies. While our business priorities emphasize continued promotion of Vascepa in the United States, the increased threat of generic competition can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

As of October 30, 2020, we had 388,829,403 common shares outstanding including 388,629,254 shares held as ADSs and 200,149 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

•	require us to dedicate a substantial portion of our cash to service payments on our debt or to restructure our debt; or
•	limit our flexibility to react to changes in our business and the industry in which we operate or to pursue certain strategic opportunities that may present themselves.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2020 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 – 31, 2020	19,542	$6.59
August 1 – 31, 2020	41,236	7.36
September 1 – 30, 2020	10,812	4.04
Total	71,590	$6.65

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

10.1

Amarin Corporation plc 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.: 000-21392) filed with the Securities and Exchange Commission on July 14, 2020)

10.2	Form of Incentive Stock Option Award Agreement

10.3	Form of Non-Qualified Stock Option Award Agreement

10.4	Form of Restricted Stock Unit Award Agreement

10.5	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement

10.6	Form of Deferred Restricted Stock Unit for Non-Employee Director Award Agreement

10.7	Online Office Renewal Agreement dated as of October 1, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited

10.8	Online Office Renewal Agreement dated as of September 14, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

Date: November 5, 2020