Form 10-K
period 2020-12-31
AMARIN CORP PLC\UK
filed 2021-02-25
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $2,644.9 million, based upon the closing price on the NASDAQ Capital Market reported for such date.

393,635,467 shares were outstanding as of February 19, 2021, including 393,436,525 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 198,942 Ordinary Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding the progress and timing of our clinical programs, regulatory filings and commercialization activities, and the potential clinical benefits, safety and market potential of our product candidates, as well as more general statements regarding our expectations for future financial and operational performance, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. These statements include but are not limited to statements regarding the commercial success of and benefits and market opportunity for VASCEPA (brand name VAZKEPA in Europe but predominately referenced in this document by its brand name in the United States and other countries where it is approved, VASCEPA or icosapent ethyl) and factors that can affect such success; plans to obtain regulatory approvals and favorable market access and pricing in several jurisdictions, to expand promotion of VASCEPA and statements regarding cost and pricing of VASCEPA and other treatments; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures.

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

Our principal offices are located at 77 Sir John Rogerson’s Quay, Block C, Grand Canal Docklands, Dublin 2 Ireland. Our registered office is located at One New Change, London EC4M 9AF, England. Our primary office for our European market access team is located at Spaces Grafenauweg 8, Zug CH-6300, Switzerland. Our primary office in the United States is located at 440 Route 22, Bridgewater, NJ 08807, USA. Our telephone number at that location is (908) 719-1315.

For purposes of this Annual Report on Form 10-K, our ordinary shares may also be referred to as “common shares” or “common stock.”

Overview

We are a pharmaceutical company with expertise in omega-3 fatty acids and lipid science focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk.

Our lead product, VASCEPA® (icosapent ethyl) was first approved by the United States Food and Drug Administration, or FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. We launched VASCEPA in the United States, or U.S., in January 2013. On December 13, 2019, the FDA approved a new indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial of VASCEPA, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients.

In August 2020, we announced our plans to launch icosapent ethyl under the brand name VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through our own new European sales and marketing teams. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to our drug, icosapent ethyl, in the European Union, or EU, for the reduction of risk of cardiovascular events in patients at high cardiovascular risk. The CHMP recommendation is now expected to be reviewed by the European Community, or EC, with a decision expected to take place within 67 days of the CHMP opinion. In Europe, ten years of market protection is anticipated as part of an EC approval of the pending application, in addition to pending patent protection that could extend into 2039. In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis. Similar to our approach in launching VASCEPA in the United States, in Europe we have been building a core team of experienced professionals and a highly capable sales team and plan to leverage third-party relationships for various support activities. We commenced 2021 with approximately 50 professionals involved with pre-approval and pre-launch planning and other commercial preparation activities.

In November 2020, we announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by our partner in China. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by our partner in China, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021.

In addition to the United States, VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners.

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our VASCEPA cardiovascular outcomes trial, REDUCE-IT. We announced topline results from REDUCE-IT on September 24, 2018. On November 10, 2018, we presented REDUCE-IT primary results at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, we publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s 68th Annual Scientific Session and such results and methods were concurrently published in the Journal of the American College of Cardiology. VASCEPA reduced total events (first and subsequent events) by 30% compared to placebo, reflecting that for every 1,000 patients treated for five years with VASCEPA versus placebo in this trial, approximately 159 MACE could be prevented with VASCEPA.

Based on REDUCE-IT results, 13 clinical treatment guidelines or position statements from medical societies have been updated recommending the use of icosapent ethyl in at-risk patients, including those listed below:

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

•

In December 2020, the Guidelines for Primary Prevention of Cardiovascular Disease in China was published in the Chinese Journal of Cardiovascular Diseases, listing icosapent ethyl 2 grams twice a day, as studied in REDUCE-IT, as a treatment consideration to further lower atherosclerotic cardiovascular risk in at-risk patients.

In October 2019, the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on VASCEPA. ICER’s report indicated that VASCEPA was cost effective across all of the non-profit organization’s analyses, including its quality-adjusted life year metrics of <$50,000. The conclusion from the report is that VASCEPA easily meets “commonly cited thresholds for cost-effectiveness and therefore represents a high long-term value for money” based on the organization’s value assessment framework. In addition, an independent academic, patient-level, cost-effectiveness analysis of icosapent ethyl led by Dr. William S. Weintraub, M.D., director of Outcomes Research with MedStar Cardiovascular Research Network, indicated that VASCEPA was projected to not only be cost-effective but also to reduce long-term health care costs in a majority of the scenarios analyzed. Based on our analysis of branded cardiovascular drugs in the United States which have positive cardiovascular outcomes studies, we believe the wholesale acquisition cost of VASCEPA is the lowest. In addition, while none of these other cardiovascular drugs compete directly with VASCEPA and no head-to-head studies have been done between VASCEPA and these other drugs and the length and construct of the respective outcomes studies of these drugs vary, our analysis of published clinical results from the cardiovascular outcomes studies of these drugs indicates that the number needed to treat, or NNT, for VASCEPA is as low or lower than for these other branded cardiovascular drugs. NNT is a measure of how many patients need to be treated before one patient benefits from the therapy. For VASCEPA, in this analysis, the NNT was based on the 25% relative risk reduction demonstrated for the primary endpoint of the study, the NNT for which is 21, as opposed to one fewer MACE on average per six patients treated over the five-year study period based on total events. The original pricing for VASCEPA was established prior to results of the REDUCE-IT cardiovascular outcomes study during a timeframe when VASCEPA was only approved for the original indication as an adjunct to diet to reduce TG levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. We believe that this relatively low price for VASCEPA in the United States will help lead to many at-risk patients being treated with VASCEPA.

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

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generics companies in our patent litigation related to abbreviated new drug applications, or ANDAs, that sought FDA approval for sale of generic versions of VASCEPA. On May 22, 2020 and August 10, 2020, the two generics companies, Hikma Pharmaceutical USA Inc., or Hikma, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, respectively, received FDA approval to market its generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generics companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. On February 11, 2021, we filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear our appeal in this litigation.

In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC.

Although, to date, no generics other than Hikma have been launched, in addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the FDA. Apotex, Inc., or Apotex, has applied for ANDA approval which application, based on public records, has not yet been approved.

We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States.

We are responsible for supplying VASCEPA to all markets in which the product is sold including in the United States, Canada, Lebanon and the United Arab Emirates. Outside the United States the drug is promoted and sold through collaboration with third-party companies that compensate us for such supply. Subject to approvals in Europe and China, we will be responsible for supplying product to those markets as well. We are not responsible for providing any generic company with drug product.

Impact of COVID-19

As the COVID-19 pandemic continues to spread and impact global populations and economies, we continue to evaluate its effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the importance of supporting patients, we are diligently working with our suppliers, customers, distributors and other partners to provide patients with access to VASCEPA, while taking into account regulatory, institutional, and government guidance, policies and protocols. Given the uncertainties regarding the scope and impact of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, particularly as COVID-19 protocols and resources have restricted or discouraged patient access to hospitals, clinics, physicians’ offices and other administration sites and caused a reprioritization of health care services, the impact of COVID-19 could impact our current performance and continues to represent a risk to our future performance.

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choose to not get blood tests, which test results provide information useful to the treatment of cardiovascular risk. Such impact has had a significant impact on slowing VASCEPA prescription and revenue growth. While COVID-19 continues to impact our promotion of VASCEPA, we have seen signs of improvement. We resumed, on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States with some physicians again limiting access to face-to-face interactions with our field force personnel. Such access remains variable and challenging due to COVID-19. In July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only FDA approved drug for its indication. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA judging that the cost was not sufficiently justified. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19. As COVID-19 protocols ease and ordinary course activities resume, we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to- consumer promotion.

Thus far, COVID-19 has not materially impacted our ability to secure and deliver supply of VASCEPA. And, thus far, COVID-19 is not known to have significantly impacted ongoing clinical trials of VASCEPA.

The ultimate impacts of COVID-19 on our business are unknown; however, we are actively monitoring the situation and may take precautionary and preemptive or reactive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to VASCEPA.

We believe that the overall morale of Amarin employees is positive despite the challenges associated with COVID-19. While we have experienced modest employee turnover, the turnover level is generally consistent with the pre-COVID-19 era. As a result of COVID-19 and its limitations on our promotion of VASCEPA in the United States, we have intentionally slowed the hiring of replacements for certain of our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continually evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs.

Clinical Trials

The REDUCE-IT Study (basis for expanded FDA approved indication and label expansion in December 2019)

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

In September 2011, we engaged a clinical research organization, or CRO, and began initial trial and clinical site preparation for REDUCE-IT. In December 2011, we announced that the first patient was dosed in the study. In 2016, we completed patient enrollment and randomization of 8,179 individual patients into the REDUCE-IT study. Our personnel remained blinded to the efficacy and safety data from the REDUCE-IT study until after the study was completed and the database was locked in 2018.

On November 10, 2018, we announced primary results from our REDUCE-IT study as late-breaking clinical results at the 2018 Scientific Sessions of the AHA and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% RRR to a high degree of statistical significance (p<0.001), in first occurrence of MACE in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. Patients qualified to enroll in REDUCE-IT had LDL-C between 41-100 mg/dL (median baseline LDL-C75 mg/dL) controlled by statin therapy and various cardiovascular risk factors including persistent elevated TG between 135-499 mg/dL (median baseline 216 mg/dL) and either established cardiovascular disease (secondary prevention cohort) or age 50 or more with diabetes mellitus and at least one other CV risk factor (primary prevention cohort). Approximately 59% of the patients had diabetes at baseline, approximately 71% of the patients had established cardiovascular disease at time of enrollment and approximately 29% were primary prevention subjects at high risk for cardiovascular disease. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). We expended more than $300.0 million to fund completion of the REDUCE-IT study.

VASCEPA in the REDUCE-IT study demonstrated an NNT of 21 for the first occurrence of MACE in the 5-point primary composite endpoint. NNT is a statistical concept intended to provide a measurement of the impact of a medicine or therapy by estimating the number of patients that need to be treated in order to have an impact on one person.

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

The MARINE Trial (first FDA-approved label for VASCEPA approved in July 2012)

The MARINE trial, the then largest study ever conducted with the omega-3 fatty acid ethyl EPA in treating patients with very high triglycerides (≥500 mg/dL), was a Phase 3, multi-center, placebo-controlled, randomized, double-blind, 12-week study. Patients were randomized into three treatment arms for treatment with VASCEPA 4 gram/day, 2 gram/day or placebo. Patient enrollment in this trial began in December 2009, and enrollment and randomization was completed in August 2010 at 229 patients. The primary endpoint in the trial was the percentage change in triglyceride level from baseline compared to placebo after 12 weeks of treatment. The MARINE study primary endpoint was required to meet a stringent level of statistical significance of 1% (p < 0.01) in our SPA agreement with the FDA.

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

Patients enrolled in the MARINE trial were given the option to be treated with VASCEPA for a period of up to 40 weeks after their last dose in the double-blind portion of the trial. Once participants completed the randomized, double blind, placebo-controlled 12-week MARINE registration trial, patients in all three randomized groups (4 grams, 2 grams and placebo) were offered the opportunity to participate in the open label extension, or OLE, phase. Patients in the OLE phase received 4 grams per day of VASCEPA for a period of up to an additional 40 weeks. As is typical of such extension phases, the OLE phase was not a controlled trial, as differentiated from the randomized, double blind, placebo-controlled 12-week MARINE registration trial. In the OLE phase, participants were not randomized at entry, VASCEPA administration was open label (and thus not blinded), and no placebo group was maintained. Also, once patients entered in the OLE phase, investigators were free to add or modify other lipid-altering nutritional, lifestyle and drug treatment regimens. Given the lack of randomization, the open-label design, the addition of various other lipid-altering drugs and changes to doses of existing lipid-altering drugs, as well as the lack of placebo control, neither we nor our independent advisors were able to draw efficacy conclusions from the data. However, we have concluded that the MARINE OLE phase revealed no new safety signals after an additional 40 weeks of exposure to VASCEPA, whether used alone or in combination with other lipid-altering regimens.

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

In April 2015, we received a Complete Response Letter, or CRL, from the FDA in response to our sNDA that sought approval of VASCEPA for use in patients with mixed dyslipidemia, based on the successful ANCHOR study. The CRL followed an October 2013 rescission by the FDA of a SPA agreement and three failed attempts by us to appeal that rescission at FDA. The FDA has acknowledged the success of the ANCHOR study, which met all primary and secondary endpoints. However, FDA determined that there were insufficient data to conclude that drug-induced changes in serum triglycerides could be recognized by the FDA as a valid surrogate for reducing cardiovascular risk in the ANCHOR population for the purpose of regulatory approval of a drug targeted at a triglyceride-lowering indication in this population. The FDA has acknowledged that the standard of proof required by the FDA for approval of a new drug indication is higher than that generally used to inform patient treatment guidelines and that used by physicians in clinical practice. The FDA did not determine that the drug-induced effects of VASCEPA, which go beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population. The FDA acknowledged at the time that the design of the REDUCE-

IT study was such that results of that cardiovascular outcomes study should address their lack of confidence in serum triglycerides as a surrogate marker for reducing cardiovascular risk.

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of VASCEPA in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflected recognized medical practice but was not covered by the then-current, FDA-approved labeling for the drug. Historically, FDA has considered promotion of drug uses not covered by FDA-approved labeling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the FDA-reviewed and agreed effects of VASCEPA demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential (and now demonstrated effect) of VASCEPA to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of VASCEPA and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. The FDA-approved labeling for VASCEPA did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of VASCEPA promoted under the court declaration was required. Pursuant to FDA approval in December 2019 of the label for VASCEPA to reduce persistent cardiovascular risk beyond maximally tolderated statin therapy, our promotion of ANCHOR clinical trial results was de-prioritized as such results became less important.

Observed Efficacy of Ethyl-EPA

In Japan, ethyl-EPA is marketed under the product name of Epadel by Mochida Pharmaceutical Co., Ltd., or Mochida, and is indicated for hyperlipidemia and peripheral vascular disease. In an outcomes study called the Japan EPA Lipid Intervention Study, or JELIS study, which consisted of more than 18,000 patients followed over multiple years, Epadel, when used in conjunction with statins, was shown to reduce cardiovascular events by 19% compared to the use of statins alone. In this study, cardiovascular events decreased by approximately 53% compared to statins alone in the subset of primary prevention patients with triglyceride levels of ≥150 mg/dL (median of 272 mg/dL at entry) and HDL-C <40 mg/dL. Epadel has been approved and available by prescription in Japan for over a decade. In 2013, the Japan Ministry of Health approved Epadel for over-the-counter sales. JELIS provided supportive but not conclusive data that EPA drug therapy may reduce major coronary events. JELIS results cannot be generalized to populations outside of Japan due to limitations in the study’s design. Due to the limitation of JELIS, further study was needed through the REDUCE-IT study to determine the clinical benefit, if any, of EPA therapy in statin-treated patients with elevated triglyceride levels in a patient population beyond that studied in JELIS.

In June 2018, we entered into a multi-faceted collaboration with Mochida related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in VASCEPA, the omega-3 acid, EPA. Among other terms in the agreement, we obtained an exclusive license to certain Mochida intellectual property to advance our interests in the United States and certain other territories. In addition, the parties will collaborate to research and develop new products and indications based on EPA for our commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development. Upon closing of the collaboration agreement, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for milestone payments from us upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any. We exercised certain rights under the agreement, resulting in payments of $1.0 million in each of January 2020 and December 2020, respectively, to Mochida.

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

Prior to commencing the REDUCE-IT, MARINE and ANCHOR trials, we conducted a pre-clinical program for VASCEPA, including toxicology and pharmacology studies. In addition, we previously investigated VASCEPA in central nervous system disorders in several double-blind, placebo-controlled studies, including Phase 3 trials in Huntington’s disease. Over 1,000 patients were dosed with VASCEPA in these studies, with over 100 receiving continuous treatment for a year or more. In all studies performed to date, VASCEPA has shown a favorable safety and tolerability profile.

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

Since VASCEPA was made commercially available in 2013, more than ten million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health.

Clinical Study in China

In addition to the studies of VASCEPA we conducted, our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, completed a Phase 3 study of VASCEPA in China, the study design of which was similar to, but larger than, our MARINE study. In November 2020, we announced statistically significant positive topline results from this study. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 gram per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The NMPA has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results of this clinical study and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021.

COVID-19

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

On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 the positive clinical results from the first study of VASCEPA in COVID-19 infected outpatients, CardioLink-9. A total of 100 COVID-19 positive and symptomatic patients were enrolled in the randomized, open-label trial. The primary biomarker endpoint of the study was within-group changes in high-sensitivity C-reaction protein, or hsCRP, a measure of inflammation and within-group changes in D-dimer were also examined. VASCEPA administration resulted in a 25% reduction in hsCRP (p=0.011) as well as a reduction in D-dimer (p=0.048). In addition to these biomarker changes, assessment was made of COVID-19 symptom changes from baseline to 14 days in the influenza patient-reported outcome, or FLU-PRO, score. VASCEPA administration resulted in a significant 52% reduction of the total FLU-PRO prevalence score as compared to a 24% reduction in the usual care group, with reductions across individual score domains. More study is needed to demonstrate the effects of VASCEPA on COVID-19 infected outpatients.

We are supporting two additional ongoing pilot studies, PREPARE-IT and MITIGATE, by providing study drug product and limited financial support to investigators with results anticipated during 2021. The PREPARE-IT clinical trial is investigating the effects of VASCEPA on reducing COVID-19 infections and subsequent clinical events associated with COVID-19 in 1,500 healthcare providers, or relatives of COVID-19 index cases who have been in contact, and at high risk of contacting COVID-19. The MITIGATE clinical trial is investigating the effects of VASCEPA on laboratory-confirmed viral upper respitory infection rates, clinical impact and outcomes, especially with COVID-19, in 1,500 adults with established atherosclerotic cardiovascular disease who are at increased risk for severe illness from COVID-19. Our personnel remain blinded to the efficacy and safety data from these until after the study is completed. Upon completion of these studies and once the results are known, we will evaluate the next steps.

EVAPORATE

The final results of the Effect of VASCEPA on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy trial, or EVAPORATE, were presented at the European Society of Cardiology on August 29, 2020. A total of 80 patients were enrolled in the randomized, double-blind, placebo-controlled EVAPORATE trial. Patients had to have coronary atherosclerosis as documented by multidetector computed tomography, or MDCT, with 1 or more angiographic stenoses with ≥20%

narrowing, be on statin therapy, and have persistently elevated triglyceride levels (mean TG at baseline was 259.1 mg/dL [+/- 78.1]). Patients underwent an interim scan at nine months and a final scan at 18 months. The prespecified primary endpoint was a comparison of change in low attenuation plaque, or LAP, volume at 18 months between icosapent ethyl and placebo. EVAPORATE was not powered for long-term outcomes. The final results showed a significant reduction in the primary endpoint; icosapent ethyl reduced LAP plaque volume by 17% from baseline to the 18-month scan, whereas there was a progression of LAP plaque volume in the placebo group. There were significant differences between icosapent ethyl and placebo at study end for secondary endpoints of other types of plaque volume changes, including and sequentially total, total non-calcified, fibrofatty, and fibrous plaque volumes. All regressed in the icosapent ethyl group and progressed in the placebo group (p<0.01 for all). The only secondary endpoint which did not achieve a significant difference between groups in multivariable modeling was dense calcium (p=0.053). More study is needed to demonstrate the effects of VASCEPA on coronary plaque to determine the relationship of such effects, if any, on cardiovascular risk reduction.

During the Transcatheter Cardiovascular Therapeutics, or TCT, Connect 2020 Best of Abstracts session by Benjamin E. Peterson, M.D., Brigham and Women’s Hospital Heart & Vascular Center and Harvard Medical School, which was held virtually from October 14 – October 18, 2020, we presented new REDUCE-IT PCI, or Percutaneous Coronary Intervention, analysis. The REDUCE-IT PCI analysis looked at 3,408 (41.7%) of patients enrolled in REDUCE-IT who had undergone a prior PCI. These patients were randomized a median of 2.9 years after PCI. Baseline characteristics were similar among patients randomized to VASCEPA versus placebo. Post hoc exploratory analyses of the subgroup of 3,408 patients with a prior PCI showed that, for the primary composite endpoint of 5-point MACE, time to first event was significantly reduced with VASCEPA versus placebo by 34% (p<0.0001) and total (first and subsequent) events were also reduced by 39% (p<0.0001). For the key secondary composite endpoint of 3-point MACE, time to first event was reduced by 34% (p<0.0001) in the subgroup of patients with a prior PCI. Administration of VASCEPA resulted in robust absolute risk reductions of 8.5% and 5.4% and NNT of 12 and 19, respectively, for both primary and key secondary (hard MACE) composite endpoints in post hoc exploratory subgroup analyses.

CABG

The exploratory analysis findings of REDUCE-IT CABG were presented at the AHA’s Virtual Scientific Sessions 2020 from November 13 – November 17, 2020. The REDUCE-IT CABG analysis examined 1,837 (22.5%) of the patients enrolled in REDUCE-IT, representing all patients who had undergone a prior coronary artery bypass grafting, or CABG, procedure, a common form of surgical intervention to help treat coronary heart disease. Baseline characteristics were similar among patients randomized to VASCEPA versus placebo. Post hoc exploratory analyses of this subgroup showed that, for the composite endpoint of 5-point MACE, which was the prespecified primary endpoint for the full REDUCE-IT study cohort, time to first event was significantly reduced with VASCEPA versus placebo by 24% (p=0.004) and total (first and subsequent) events were also reduced by 36% (p=0.0002). For the REDUCE-IT study’s key secondary composite endpoint of 3-point MACE, time to first event was reduced by 31% (p=0.001) in the subgroup of patients with a prior CABG. Administration of VASCEPA resulted in robust absolute risk reductions of 6.2% and 6.0% and NNT of 16 and 17, respectively, for both primary and key secondary (hard MACE) composite endpoints in these subgroup analyses.

Our Commercialization Plans

United States

We commenced the commercial launch of VASCEPA in the United States in January 2013 based on the original indication for VASCEPA. In October 2016, in addition to the original 1-gram capsule size for VASCEPA, we introduced a smaller 0.5-gram capsule size. The FDA-approved dosing for VASCEPA is 4 grams per day, and, as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsule. VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers.

Prior to the REDUCE-IT results topline announcement in September 2018, our U.S. direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our U.S. direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the U.S. FDA’s approved indication and label expansion, we expanded our U.S. direct sales force further to approximately 900 sales professionals, including approximately 800 sales representatives in early 2020. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, in the United States, we have intentionally slowed the hiring of replacements for certain of our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continually evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs. As of December 31, 2020, our U.S. direct sales force was slightly more than 800 sales professionals, including slightly more than 700 sales representatives.

Since commercial launch of VASCEPA in January 2013, we had promoted VASCEPA based on the MARINE clinical trial data as reflected in the first FDA-approved label for VASCEPA. In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications were made pursuant to the August 7, 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the FDA-reviewed and agreed effects of VASCEPA demonstrated in the ANCHOR clinical trial. This promotion also included information related to the then current state of scientific research about the potential of VASCEPA to reduce the risk of cardiovascular disease, including REDUCE-IT data and previously other peer-reviewed scientific publications of available data. The ANCHOR clinical trial of VASCEPA demonstrated the favorable effects of VASCEPA on TGs and related lipid, lipoprotein and inflammation parameters in patients on statin therapy and persistent high TGs.

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

We employ various medical affairs and marketing personnel to support our commercialization of VASCEPA. We expanded certain medical education and market awareness initiatives, including, pilot testing of new promotional initiatives following the reporting of positive REDUCE-IT results in 2018 and we further expanded such initiatives based on the approved indication and label expansion of VASCEPA. Our field sales efforts are further complemented by investments in digital and non-personal channels as well as peer-to-peer (e.g., promotional medical education programs and product theaters) initiatives to further increase VASCEPA brand awareness and clarify VASCEPA’s unique clinical profile. In January 2020, we launched an educational campaign, True To Your Heart, to help people learn more about cardiovascular disease and how to better protect against persistent cardiovascular risk. In July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only FDA approved drug for its indication. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA judging that the cost was not sufficiently justified. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19. As COVID-19 protocols ease and ordinary course activities resume, we will seek to adjust our promotional initivatives accordingly, including pursuing increased face-to-face interactions with healthcare professionals and expanding various forms of direct-to-consumer promotion.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total VASCEPA prescriptions for the three months ended December 31, 2020 was approximately 1,159,000 compared to 1,174,000, 1,090,000, 1,061,000, and 991,000 in the three months ended September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019, respectively. According to data from another third party, IQVIA, the estimated number of normalized total VASCEPA prescriptions for the three months ended December 31, 2020 was approximately 1,076,000 compared to 1,081,000, 1,007,000, 962,000, and 909,000 in the three months ended September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019, respectively. Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

The commercialization of pharmaceutical products is a complex undertaking, and our ability to effectively and profitably commercialize VASCEPA will depend in part on our ability to generate market demand for VASCEPA through education, marketing and sales activities, our ability to achieve market acceptance of VASCEPA, our ability to generate product revenue and our ability to receive adequate levels of reimbursement from third-party payers. In addition, Hikma launched their generic version of VASCEPA in the United States in November 2020, and we could face even more competition from generic companies in the United States in the near term in light of the patent litigation rulings. Sales of generic versions of VASCEPA could have a material and adverse impact on our revenues and results of operations. See “Risk Factors—Risks Related to the Commercialization and Development of VASCEPA.”

In addition to promotion of VASCEPA in the United States, based on REDUCE-IT we have increased focus on expansion of our development efforts for VASCEPA to major markets outside the United States. We currently have plans for expansion into the European Union and strategic collaborations to develop and commercialize VASCEPA in select territories outside of the United States.

Europe

In December 2019, we announced that the EMA validated the marketing authorization application seeking approval for VASCEPA. The validation confirmed the submission was sufficiently complete for the EMA to begin its review. In August 2020, we announced our plans to launch VAZKEPA in major markets in Europe through our own new European sales and marketing team. Such an approach allows us to retain substantially all of the economic potential of VAZKEPA in Europe and helps ensure that VAZKEPA would get the highest level of priority and focus. On January 28, 2021, the CHMP of the EMA adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the EU for the reduction of risk of cardiovascular events in patients at high cardiovascular risk, under the brand name VAZKEPA. The CHMP recommendation is now expected to be reviewed by the EC with a decision expected to take place within 67 days of the CHMP opinion. As we did in Canada, we are seeking an indication throughout Europe for VAZKEPA targeting cardiovascular risk reduction based on the results of REDUCE-IT, which is based on outcomes study results, and not approval of the original indication in the United States for treatment of severe hypertriglyceridemia.

Similar to our approach in launching VASCEPA in the United States, in Europe we have been building a core team of experienced professionals and a highly capable sales team and plan to leverage third-party relationships for various support activities. We commenced 2021 with approximately 50 professionals involved with pre-approval and pre-launch planning and other commercial preparation activities. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Pursuant to regulatory approval of VAZKEPA in Europe, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States. We have been active in preparing for reimbursement negotiations which we intend to commence on a country-by-country basis in Europe following anticipated approval of VAZKEPA by the EC. In most European countries, securing product reimbursement is a requisite to launching. In all countries securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to realize the commercial opportunity of VAZKEPA in Europe.

China

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding will be solely responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding, with our support, commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. Additional clinical development efforts are necessary in certain segments of this market. In November 2020, we announced statistically significant positive topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 gram per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The NMPA has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix obtained approval of VASCEPA in Lebanon in March 2018, in United Arab Emirates in July 2018, in Qatar in January 2020 and in Bahrain in December 2020. VASCEPA was launched in Lebanon and the United Arab Emirates in June 2018 and February 2019, respectively. VASCEPA is under registration in additional countries in the MENA region. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory.

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. We are responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, and maintaining intellectual property. In December 2019, following priority review designation, HLS received confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation and commercial launch began in February 2020. An important step in growing the potential use of therapeutics in Canada, as is true in other countries, is gaining reimbursement coverage by the applicable payers. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. HLS also received notification by the Patented Medicine Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. If HLS is not able to effectively commercialize VASCEPA in Canada, we may not be able to generate revenue from the agreement as a result of the sale of VASCEPA in Canada.

We plan to continue to assess other potential partnership opportunities for licensing VASCEPA to partners outside of the United States.

Potential Benefits and Market Opportunity for VASCEPA

VASCEPA, encapsulated in 1-gram capsules, is 1-gram of icosapent ethyl, or ethyl-EPA, and contains no DHA. Icosapent ethyl is the only active ingredient. We believe that icosapent ethyl, in the stable form as it is presented in VASCEPA, is more effective than if combined with other omega-3 molecules. In particular, based on clinical evidence, we believe that the removal of DHA mitigates against the LDL-C raising effect observed in omega-3 compositions that include DHA. Based on the results of the REDUCE-IT trial, VASCEPA was the first omega-3 based product, or any type of product, to demonstrate a statistically significant reduction in cardiovascular risk beyond cholesterol lowering therapy in high-risk patients approved for treatment. Prior to REDUCE-IT, based on the MARINE trial, VASCEPA was the first omega-3 based product to demonstrate statistically significant triglyceride reduction without a statistically significant increase in LDL-C in this very high triglyceride population.

We believe that the results of the REDUCE-IT, ANCHOR and MARINE clinical trials of VASCEPA and VASCEPA’s EPA only/DHA-free composition position VASCEPA to achieve a global “best-in-class” prescription therapy in studied patient populations. Potential mechanisms of action at work in the reduction of cardiovascular events seen in REDUCE-IT as discussed in The New England Journal of Medicine publication of REDUCE-IT primary results include TG reduction, anti-thrombotic effects, antiplatelet or anticoagulant effects, membrane-stabilizing effects, effects on stabilization and/or regression of coronary plaque and inflammation reduction. Mechanisms responsible for the benefit shown in REDUCE-IT were not studied in REDUCE-IT as that was not the purpose of an outcomes study. While the mechanisms of action of VASCEPA have been broadly studied and continue to be studied, similar to other drugs with multifactorial mechanisms of action, such as aspirin, statins and metformin, we may never fully determine to what extent, if any, each of these effects or others may be responsible for the CV risk reduction benefit demonstrated in REDUCE-IT.

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

The API material that constitutes ethyl-EPA is a chemical modification of a naturally occurring substance that is derived from specific fish sourced from qualified producers. The fishing from which the raw material for VASCEPA is derived is regulated by local government agencies under policies designed to ensure sustainability of the marine life supply. A limited number of other manufacturers have the ability, scale, know-how, sufficient supply chain capability and suitable, industrial-scale facilities to produce ethyl-EPA to the required level of purity. We have worked with our suppliers to build required scale, quality and cost-efficiency needed to meet our current market requirements. We are working with our suppliers on capacity expansion plans anticipating approval of VASCEPA in Europe, China and potentially other countries in addition to the increased demand for VASCEPA in the United States that we plan to create from our promotional initiatives. Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures are validated and conform to pharmaceutical current Good Manufacturing Practice, or cGMP, which, under applicable regulations, must be followed at all times. The FDA typically inspects manufacturing facilities before regulatory approval of a product candidate, such as VASCEPA, and on a periodic basis after the initial approval. Consistent with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other regulatory requirements.

Similar to the FDA, regulators in other countries in which we, or our partners, sell or seek to sell VASCEPA, regulate manufacturer’s quality control and manufacturing procedures. For Europe, while various of our suppliers have been inspected and, subject to regulatory approval of VAZKEPA in Europe we do not anticipate supply availability limiting our launch in Europe, COVID-19 has limited the ability of suppliers to be inspected and not all of our suppliers have completed all of the requirements of the European regulatory authorities.

Production of VASCEPA, from sourcing of starting materials through stocking of finished goods inventory requires significant coordination between companies and considerable lead-times. We are often making purchasing decisions for supply more than a year in advance of anticipated product sales. Planning for capacity expansion also requires significant lead-times as, for example, creation of new manufacturing facilities for API can require multiple years to construct, equip and qualify.

Some of our agreements with our API suppliers are exclusive and include minimum purchase commitments. During 2020, we fully met the aggregate minimum purchase requirements in our supply agreements. Under the supply agreements, we can purchase more than the minimum requirements. Certain of these agreements contemplate phased capacity expansion aimed at creating sufficient volumes to meet anticipated demand for VASCEPA. Certain of these agreements contain provisions for reduced payments (fractional API cost) for unmet annual volume requirements.

Competition

General

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

United States

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With a generic version of VASCEPA launched in the U.S. by Hikma in November 2020 and further generic versions anticipated, it may not be viable for us to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

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

AstraZeneca had been conducting a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia, or STRENGTH. The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020, following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the AHA’s Scientific Sessions in November 2020 confirming that Epanova failed to meet the primary endpoint of CV risk reduction. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures are not effective in lowering cardiovascular risk. Results of these failed outcomes studies and analysis, while not done with VASCEPA, may negatively affect sales of VASCEPA. For example, results of VITamin D and OmegA-3 TriaL, or VITAL, as announced immediately before the presentation of REDUCE-IT results at the 2018 Scientific Sessions of the AHA on November 10, 2018, failed to achieve its primary endpoint of lowering cardiovascular events. VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid mixture supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk.

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide United Kingdom, or UK, cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. In 2020, an additional Nordic trial known as OMEMI failed to demonstrate a reduction in cardiovascular events with an omega-3 fatty acide mixture. OMEMI, an investigator-initiated, multi-center, randomized clinical trial, was designed to evaluate the effects of daily treatment with omega-3 fatty acids compared with placebo among elderly patients (age 70-82) with recent myocardial infarction. Patients received 1.8 g omega-3 fatty acids (930 mg EPA and 660 mg DH) or placebo (corn oil) daily added to standard of care. Results presented in November 2020 at the AHA’s Scientific Sessions showed no significant differences in cardiovascular events between the treatment groups for the composite primary endpoint (non-fatal MI, unscheduled revascularization, stroke, hospitalization for heart failure or all-cause mortality), nor for the individual component of this endpoint after 2 years.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study, ENHANCE-IT, against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the pharmacodynamic (PD) population. Matinas has announced that despite ENHANCE-IT not achieving its primary endpoint that it intends to continue to seek ways to advance its clinical development of MAT9001.

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

Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver, lung, and metabolic system, including hypertriglyceridemia and cardiovascular risk reduction, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, chronic obstructive pulmonary disease, or COPD, and planned for hypertriglyceridemia and Type 2 diabetes (TRIAGE), in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation. In August 2020, Afimmune reported Ph2a study results of epeleuton in patients with NAFLD. Although epeleuton failed to meet the primary endpoint to demonstrate effects on liver enzyme elevation, it demonstrated significant reduction of triglycerides, HbA1c and potential for CV risk reduction. In September 2020, Afimmune announced the start of TRIglyceride And Glucose control with Epeleuton in Metabolic Syndrome Patients, or TRIAGE, a Phase IIb study of epeleuton in patients with high triglycerides and type 2 diabetes to assess the safety and efficacy of orally administered epeleuton capsules vs placebo in the treatment of hypertriglyceridemia and type 2 diabetes. Results are expected in the fourth quarter of 2021.

Based on prior communications from the FDA, including communications in connection with its review of the ANCHOR indication for VASCEPA, it is our understanding that the FDA is not prepared to approve any therapy for treatment of cardiovascular risk based on biomarker modification without cardiovascular outcomes study data, with the potential exception of therapies which lower LDL-cholesterol, depending on the circumstances. In particular, it is our understanding that the FDA is not prepared to approve any therapy based primarily on data demonstrating lowering of triglyceride levels. In our view, this position from the FDA did not change based on the REDUCE-IT study particularly in light of significant independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of VASCEPA are unique to VASCEPA and extend beyond triglyceride reduction. If the FDA were to change this position, it could potentially have a negative impact on us by making it easier for other products to achieve a cardiovascular risk reduction indication without the need in advance to conduct a long and expensive cardiovascular outcomes study.

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

Europe and Rest of World

On January 28, 2021, the CHMP of the EMA adopted a positive opinion recommending that a marketing authorization be granted for icosapent ethyl, under the brand name VAZKEPA, for cardiovascular risk reduction. Approval for marketing and sale by the EC is expected in April 2021. The cardiovascular risk reduction indication we are seeking in Europe is based on the outcome study results of REDUCE-IT, as opposed to the original indication for treatment of severe hypertriglyceridemia which we were granted in the United States. Following anticipated approval by the EC of VAZKEPA, there is currently no other drug that is approved for cardiovascular risk reduction in at-risk patients in Europe. In addition, there is currently no other direct competition for Canada and the Middle East. However, consistent with the U.S., our competitors include large, well-established pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies.

Recent CV outcomes trials and meta-analyses with low and high dose omega-3 fatty acid mixtures containing DHA have not shown substantial benefit in patients receiving contemporary medical therapy, including statins. Due to failed low dose omega-3 CV outcomes trials, the European regulatory authorities have concluded that omega-3 fatty acid medicines (specifically Lovaza®/Omacor®) at a dose of 1-gram per day are not effective in preventing further events for patients who have had a heart attack. The STRENGTH trial of an omega-3 mixture studied at 4-grams per day also failed to demonstrate cardiovascular benefit.

In addition, VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 productions as nutritional supplements. In Europe, such products are classified as food, not as prescription drugs or as over-the-counter drugs.

Lipid Disorders and Cardiovascular Disease

United States

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2020 Update from the American Heart Association, CVD is the underlying cause of death in approximately 1 out of every 3 deaths – one death approximately every 37 seconds. Approximately

121 million adults in the United States live with one or more types of cardiovascular disease with an estimated 1 million new or recurrent coronary events and 795,000 new or recurrent strokes occur each year. Combining the rates of cardiovascular death, stroke and heart attack, one major adverse cardiovascular event occurs in the United States every 13 seconds. An estimated 29 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 71 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL). According to the 2020 Heart and Stroke Statistics from the AHA, 45.1% of the United States population is projected to have some form of CVD by 2035 and total costs of CVD are expected to reach $1.1 trillion in 2035, with direct medical costs projected to reach $748.7 billion and indirect costs estimated to reach $368.0 billion.

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

Europe

In the European Union, there are approximately 49 million people reportedly living with cardiovascular disease, including approximately 38 million diagnosed with ischemic heart disease, stroke or peripheral heart disease. The proportion of patients dying from cardiovascular disease is reportedly higher in Europe than in the United States and there are more patients on statin therapy in Europe in aggregate compared to the United States. Caring for cardiovascular disease in Europe is expensive with annual spending estimated to currently exceed 200 billion Euro annually.

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

Recent CV outcomes trials and meta-analyses with low and high dose omega-3 fatty acid mixtures containing DHA have not shown substantial benefit in patients receiving contemporary medical therapy, including statins. Due to failed low dose omega-3 CV outcomes trials, the European regulatory authorities have concluded that omega-3 fatty acid medicines (specifically Lovaza®/Omacor®) at a dose of 1-gram per day are not effective in preventing further events for patients who have had a heart attack. The STRENGTH trial of an omega-3 mixture studied at 4-grams per day also failed to demonstrate cardiovascular benefit.

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

Prior to the start of human clinical studies for a new drug in the United States, preclinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations, or GLP, and an IND is filed with the FDA. Similar filings are required in other countries; however, data requirements and other information needed for a complete submission may differ in other countries. The amount of data that must be supplied in the IND depends on the phase of the study. Phase 1 studies typically require less data than larger Phase 3 studies. A clinical plan must be submitted to the FDA prior to commencement of a clinical trial. If the FDA has concerns about the clinical plan or the safety of the proposed studies, it may suspend or terminate the study at any time. Studies must be conducted in accordance with Good Clinical Practice, or GCP, including the requirement that subjects provide their informed consent, and regular reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards, or IRBs, responsible for overseeing studies at particular sites and protecting human research study subjects. An independent IRB may also suspend or terminate a study once initiated.

United States FDA Review Process

The results of nonclinical studies and clinical trials, together with other information, including manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the United States FDA in an NDA requesting approval to market the drug for one or more specified indications. Each NDA is typically accompanied by a user fee and there is also an annual prescription drug product program fee for human drugs. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, strength, quality and purity. The FDA will conduct a pre-approval inspection of the manufacturing facilities for the new drug and may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Post-Marketing Requirements in the United States

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for a referral or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare facility, item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Liability may be established without a person or entity having actual knowledge of the federal anti-kickback statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product support programs. On November 20, 2020, the United States Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules, with exceptions, became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

The federal civil and criminal false claim laws, including the civil monetary penalty laws and the civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money or transmit properly to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the federal civil False Claims Act for a variety of alleged improper marketing activities, including allegations that they caused false claims to be submitted because of the company’s marketing of the product for unapproved, and thus allegedly non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

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

The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning on January 1, 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

Many foreign countries and the majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Other states or localities may have laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; relate to insurance fraud in the case of claims involving private insurers; and/or require identification or licensing of sales representatives.

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

The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General has commenced enforcement against violators as of July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s exit of the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Pursuant to Article 50 of the Lisbon Treaty, the United Kingdom ceased being a Member State of the EU on January 31, 2020. A trade deal was entered into between the UK and the EU on December 24, 2020. In addition, the UK is negotiating deals in a number of other areas where cooperation with the EU is required, and there is uncertainty as to which EU regulations and directives will be replicated into UK domestic law, or replaced, going forward. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated following the completion of the withdrawal.

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

If our promotional activities or other operations are found to be in violation of any of the laws described above or any other governmental regulations or guidance that apply to us through existing or new interpretations, we may be subject to prolonged litigation, penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Also, if governmental parties or our competitors view our claims as misleading or false, we could also be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any of such negative circumstances could adversely affect our ability to operate our business and our results of operations.

United States Healthcare Reform and Legislation

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted, which has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

Certain provisions of the ACA have yet to be implemented and others have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. To date, at least $6.0 billion has been paid out to health plans and insurers, and follow-up class action and other litigation is pending. The viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. CMS also published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as the Tax Cuts and Jobs Act enacted on December 22, 2017, or the Tax Act, which included a provision that decreased the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. The Supreme Court’s decision in this case is forthcoming. It is unclear how this decision and other efforts to repeal and replace the ACA will impact the ACA and our business. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

Further, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the health insurance provider tax based on market share, and the medical device excise tax on non-exempt medical devices. It is impossible to determine whether similar taxes could be instated in the future. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Pharmaceutical Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Our ability to successfully commercialize our product therefore depends significantly on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as Medicare and Medicaid, as well as managed care organizations, private health insurers and other organizations. Third-party payors decide which drugs they will pay for and establish reimbursement and copayment levels. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost effective than other products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part. Reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. Product candidates may not be considered medically necessary or cost effective. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices, particularly when for the same drug and the same indication as in the U.S., tend to be significantly lower.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near term. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. There have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FY’s 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc, i.e., before the full court, but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Recently, there have been several U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2021 included a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Further, the Trump administration previously released a plan to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020 and September 11, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive, legislative and administrative actions.

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

NCE marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In such case, the pioneer drug company is afforded the benefit of a 30-month stay against the launch of such a competitive product that extends from the end of the five-year exclusivity period. A pioneer company could also be afforded extensions to the stay under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. In May 2016, after litigation, FDA determined that VASCEPA was entitled to NCE marketing exclusivity. The related 30-month stay expired on January 26, 2020, seven-and-a-half years after FDA approval of VASCEPA.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 110 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 110 allowed and issued applications include the following:

•	one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•	one issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	53 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	23 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;

•	two additional US patents directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
•	four additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	two additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	three additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	four additional patents related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	one additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	four additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	two additional patents related to the use of VASCEPA to treat obesity with a term that expires in 2034;
•	one additional patent related to the use of VASCEPA to treat prostate cancer with a term that expires in 2037;
•	four additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	five additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are the owner of the above-listed patents. We are also the exclusive licensee of certain patents owned by others covering products in development. To secure our debt under our outstanding royalty-like instrument, we had granted the holders of such instrument a security interest in our VASCEPA-related patents.

On March 30, 2020, the Nevada Court, ruled in favor of two generic companies in our patent litigation related to ANDAs that sought FDA approval for sale of generic versions of VASCEPA. On May 22, 2020 and August 10, 2020, the two generic companies, Hikma and Dr. Reddy’s, respectively, received FDA approval to market its generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. On September 3, 2020, the Federal Circuit upheld the March ruling by the Nevada Court in favor of the two generics companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. On February 11, 2021, we filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear our appeal in this litigation.

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC.

Although, to date, no generics other than Hikma have been launched, in addition to the ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva’s ANDA was approved by the FDA. Apotex has applied for ANDA approval such application, based on public records, has not yet been approved. We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business.

We are also pursuing patent applications related to VASCEPA in multiple jurisdictions outside the United States. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is also currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. Ten years of market protection is anticipated to be granted in the EU as part of EC approval of the pending application. Furthermore, patent protection in Europe includes:

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

Human Capital Management

As of December 31, 2020, we had approximately 1,000 full-time employees located in five countries. Attracting, developing and retaining key scientific, technical, research, marketing, sales and other personnel is critical to our ability to implement and execute our business plan and is key to the success of the business. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development, career opportunities and work environment.

Diversity and Inclusion

We believe that a diverse workforce makes us better and is critical to our success. In our hiring of prospective candidates, we give priority to attitude, intelligence, competency for the position and assessment of what they can contribute to our company. We promote employees based on merit with emphasis on accompliments over effort. In our hiring, promotion, compensation, retention and other employment practices, we regularly evaluate whether women and minority popuations are being treated equally. We seek ways to continually improve in this area. While we acknowledge and support the benefits of diversity, individual hiring and promotion decisions are made irrespective of personal characteristics such as race, disability, gender, sexual orientation, religion, or age.

	2020 Workforce Diversity Representation
	Gender	Race
Executive	24%	14%
Management	42%	32%
Sales Professionals and Other Associates	62%	37%

In the above table, executive is defined as positions of vice president and above. Management is defined as positions of director, manager or equivalent roles.

Employee Development & Engagement

We believe in a direct management-employee engagement model by which managers and employees maintain a regular dialogue about working conditions, compensation, compliance, safety and advancement opportunities. We communicate frequently and transparently with our employees through a variety of communication methods, including written communications and town hall meetings. We believe these engagement efforts keep our employees informed about our strategy, purpose and priorities, which is consistent with our core values of integrity, operational excellence, collaboration and commitment to quality and we believe this engagement motivates our employees to do their best work.

Compensation and Benefits

We are committed to rewarding, supporting, and developing our employees who make it possible to deliver on our strategy. To that end, we offer a comprehensive rewards program aimed at the varying health and financial needs of our employees. Our program includes market-competitive salaries and wages, bonuses and broad-based stock grants, healthcare benefits, retirement plans with employer matching provisions, paid time off and family leave and a strong commitment to corporate wellness. We utilize independent consultants to help us ensure that our compensation and benefits are competitive with market practices and compliant with laws and regulations in the various geographies in which we operate.

COVID-19

Very high in our priorities during the COVID-19 pandemic is the health and safety of our employees, their families, and the community. We attempt to balance this very high priority with the high importance of the work we are doing to reduce the incidence of at-risk patients having strokes, heart attacks and other major adverse cardiovascular events, the prevalence of which are high, while also evaluating whether our lead drug, VASCEPA, can be used to lower the rate of COVID-19 infections or help mitigate the symptoms of COVID-19. On March 15, 2020, we suspended field based, face-to-face interactions with healthcare providers and moved to remote work for our office-based employees. We were one of the first pharmaceutical companies to announce such an action, which was taken to promote safety. Beginning in June 2020, on a limited basis, we resumed field based, face-to-face interactions in a manner consistent with government guidelines for our field force. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. We continue to limit the number of employees in our office at one time. The vast majority of our employees are paid based on fixed salaries and their compensation has not been reduced as a result of COVID-19. For hourly employees, we have been flexible in ensuring that, when necessary, they are able to work remotely to avoid significant reduction, if any, in their hours and level of compensation. We have not had any mass layoffs of employees. While we have experienced modest employee turnover, the turnover level is generally consistent with the pre-COVID-19 levels. When employees have departed, as a result of COVID-19 we have sometimes elected to move slower in replacing such position than might occur in a more robust non-COVID-19 impacted environment. We believe that the overall morale of our employees is positive despite the challenges associated with COVID-19.

Organizational Structure

At February 19, 2021, we had the following subsidiaries:

Subsidiary Name	Country of Incorporation or Registration	Proportion of Ownership Interest and Voting Power Held
Amarin Pharmaceuticals Ireland Limited	Ireland	100%
Amarin Pharma, Inc.	United States	100%
Ester Neurosciences Limited	Israel	100%
Amarin Switzerland GmbH	Switzerland	100%
Amarin Germany GmbH	Germany	100%
Amarin France SAS	France	100%
Amarin UK Limited	United Kingdom	100%
Amarin Italy S.r.l.	Italy	100%

As of the date of this Annual Report on Form 10-K, our principal operating activities were being conducted by Amarin Corporation plc, together with Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc., with little to no operating activity being conducted by the European subsidiaries or Ester Neurosciences Limited. Corsicanto II DAC was liquidated in April 2020 and Amarin Neuroscience Limited was liquidated in January 2021.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA competes with a generic version of VASCEPA and we could experience increased generic competition in the near term and in Europe VAZKEPA is not currently approved for sale by applicable regulatory authorities.
•

As a result of the decision in favor of the two generic drug companies in connection with our ANDA patent trial, which ruling was upheld on appeal by a Federal Circuit panel, a generic version of VASCEPA has launched in the United States, and we could face further generic competition in the near term and our revenues and results of operations could be materially and adversely affected.

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

•	Our current and planned commercialization efforts may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.
•	Our promotion of VASCEPA is subject to regulatory scrutiny and associated risk.
•	We may not be able to compete effectively against our competitors’ pharmaceutical products.
•

VASCEPA is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, VASCEPA is subject to non-prescription competition and consumer substitution.

•

The commercial value to us of sales of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement which can vary from country to country resulting in potential patient access restrictions.

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

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to the Commercialization and Development of VASCEPA

We are substantially dependent upon VASCEPA, its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA competes with a generic version of VASCEPA and we could experience increased generic competition in the near term and in Europe VASCEPA is not currently approved for sale by applicable regulatory authorities.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA® (icosapent ethyl) capsules, in major markets globally. Much of our near-term financial results and value as a company had depended and currently depends on our ability to execute our development and commercial strategy for VASCEPA in the United States. A generic version of VASCEPA launched in the United States in November 2020, and VASCEPA could face even more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us in this territory. Sales of generic versions of VASCEPA could have a material and adverse impact on our revenues and results of operations.

We continue our development efforts to support regulatory approvals and launch of VASCEPA in major markets outside the United States. Our expansion and development of VASCEPA outside the United States is generally not subject to the adverse patent ruling in the United States. Development outside the United States is primarily based on the second indication approval for VASCEPA in the United States, use of the drug in the reduction of cardiovascular risk in select high-risk patients, which we believe has significantly more value potential. We are currently developing VASCEPA on our own in Europe for the use of the drug in the reduction of cardiovascular risk in select high-risk patients and are exploring possible strategic collaborations in smaller markets within Europe and in other major markets. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and intend to consider potential additional partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. However, we cannot make any guarantees as to the success of these efforts, and if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The development and commercial time cycle for VASCEPA or other products that we may develop from our research and development efforts could result in delays in our ability to achieve commercial success. For example, it took over a decade of preceding product development before we announced, in January 2021, a positive recommendation from a regulatory panel advising the European Medicines Agency toward anticipated approval by the European Commission in April 2021 for icosapent ethyl, under the brand name VAZKEPA® (brand name VASCEPA in the United States and hereafter collectively referred to as VASCEPA) as a treatment to reduce the risk of cardiovascular events in select high-risk patients.

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

As a result of the decision in favor of the two generic drug companies in connection with our ANDA patent trial, which ruling was upheld on appeal by a Federal Circuit panel, a generic version of VASCEPA has launched in the United States, and we could face further generic competition in the near term and our revenues and results of operations could be materially and adversely affected.

We received paragraph IV certification notices from certain companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of VASCEPA as described in those companies’ ANDAs. Following receipt of the paragraph IV certifications, beginning in late 2017 we were involved in litigation against these companies, including Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s or DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward) and certain of their affiliates, or the Defendants, in the U.S. District Court for the District of Nevada, or the Nevada Court. In these lawsuits, we sought, among other remedies, an order enjoining each Defendant from marketing generic versions of VASCEPA before the last to expire of the asserted patents in 2030.

On March 30, 2020, following conclusion of a trial in late January 2020, the Nevada Court issued its ruling in favor of the Defendants. On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received its FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. The mandate of the court was issued on November 12, 2020. On February 11, 2021, we filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear our appeal in this litigation.

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma affiliate for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC.

Although, to date, no generics other than Hikma have been launched, in addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the FDA. Apotex Inc., or Apotex, has applied for ANDA approval such application, based on public records, has not yet been approved. We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business.

The court rulings detailed above could also permit each of Teva and Apotex to launch a generic version of VASCEPA under certain circumstances pursuant to a settlement agreement with us. For example, Teva and Apotex settlement agreements permit such companies to launch their generic version of VASCEPA under royalty-free license from us given that our petition for en banc Federal Circuit review was not granted, after issuance of the Federal Circuit mandate on November 12, 2020. While Teva received FDA approval of its ANDA, any launch by Apotex would be subject to FDA approval of the Apotex ANDA and each generic launch is subject to procurement of adequate supply.

Once a generic version of VASCEPA is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label it is typically used in many U.S. states to fill a prescription for any use of the drug, subject, in certain circumstances, to state reimbursement law, the potential for patent infringement under certain case law and subject to certain Teva and Apotex settlement agreement terms. We currently face generic competition from Hikma’s generic version of VASCEPA in the United States, and could face increased competition from additional generic entrants in the near term, which could have a material and adverse impact on our revenues and our results of operations. There can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by FDA, even if such use are determined to infringe certain of our patent claims.

Further, although we are pursuing available remedies, including a petition for a writ of certiorari to ask the United States Supreme Court to hear our appeal, we may not be successful in any such efforts, which will be costly and time-consuming to pursue. Such efforts will also require considerable attention of management and could, even if ultimately successful, negatively impact our results of operations.

Additionally, while we believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA is time-consuming and expensive. These factors limit the amount of VASCEPA supply available to generic companies, as experienced by Hikma. We do not have direct visibility into the supply levels of any of the generic company and we rely on our own experience together with information from third parties, which information may not be reliable. The generic companies could potentially find or develop sources of qualified VASCEPA supply that are not known to us and that are more efficient or inexpensive than our sources. Furthermore, generic companies could potentially convince our suppliers to prioritize supply to the generic companies ahead of any applicable contractual commitments to supply us. While we anticipate that our suppliers will honor their commitments to us, if generic competitors are successful in gaining an advantage in the supply chain promotional and educational efforts, and potentially manufacture and supply, with respect to VASCEPA will suffer and consequentially VASCEPA prescriptions will likely decrease. In addition, we may need to litigate with such suppliers to protect our rights, which can be costly and distracting to management. Such circumstances could have a material and adverse impact on our revenues and results of operations directly in the United States and potentially outside of the United States as well if supply costs and availability are affected or promotion and education programs reduced.

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

Despite FDA approval for this new indication and expanded label for VASCEPA, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this new approved use, even if we are successful in our appeal effort. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable on an ongoing basis. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

•	the impact of and outcome of pending patent litigation appeal efforts;
•	the commercialization and pricing of any current or potential generic version of VASCEPA;
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
•

natural disasters, including pandemics such as the recent outbreak of COVID-19 and political unrest that could inhibit our ability to promote VASCEPA regionally and can negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;

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

The scale and scope of the COVID-19 pandemic is uncertain and poses a significant threat to public health and infrastructure throughout the world, which could have a negative impact on our business.

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

•	our ability to commercialize VASCEPA, including as a result of travel restrictions, social distancing and other containment measures;
•	the enrollment or monitoring of patients in clinical trials, particularly at clinical trial sites located in highly impacted jurisdictions;
•	the ability to access, secure and otherwise obtain and deliver sufficient and timely commercial or clinical supplies of VASCEPA to meet demand if the production capabilities of suppliers is disrupted;
•	disruptions in regulatory oversight and actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19;
•	the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system becomes overly strained; and
•	any further or prolonged closures of our and our partners’ offices, operations and facilities impeding our ability to work together as a company and with our business and healthcare partners.

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel had the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United State, with some healthcare professionals again limiting access to face-to-face interactions. Additionally, the number of patient visits to doctors’ offices and patients undergoing blood testing remains down considerably from pre-COVID-19 levels. These circumstances vary geographically and vary over time, with continued risk of resurgences in COVID-19 cases, and reinstitution of protocols, in various geographies. We hope to be able to maintain our substantial resumption of our business efforts, however, given the dynamics related to COVID-19, there can be no assurance that this will be the case. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as successful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

Although we have a geographically diversified supply chain for VASCEPA and believe we have sufficient inventory on hand at pharmacies throughout the United States and other markets where it is approved for sale, and at various stages of manufacturing with our suppliers, the global spread of the outbreak and containment measures has been unprecedented and could have a negative impact on the availability of VASCEPA at various points in our supply chain, including limiting the ability of new suppliers to be inspected, which would have a material and adverse effect on our business.

The disruptions associated with the coronavirus pandemic could also delay the timing of a determination on our ability to seek legal remedies as travel, operational resources and personnel are disrupted, with respect to our efforts and capabilities, as well as those of our advisors and the courts. The disruptions associated with the coronavirus pandemic could delay the potential timing of subsequent steps for our application to get VAZKEPA approved to be marketed in Europe. COVID-19 could also delay our plans to hire additional employees for the planned commercialization of VAZKEPA in Europe.

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

In addition, the same set of data can sometimes be interpreted to reach different conclusions. This was the case when Health Canada approved an indication based on REDUCE-IT data that was different in certain respects than that approved by FDA in the United States. It is possible the scope of subsequent regulatory approvals, if any, could likewise differ based on the same data, such as with our pending European Union, or EU, application. In January 2021, we announced a positive recommendation from a regulatory panel advising the European Medicines Agency toward anticipated approval by the European Commission in April 2021 for icosapent ethyl, under VAZKEPA, as a treatment to reduce the risk of cardiovascular events in select high-risk patients in the EU. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

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

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL). Even though such results are similar to the results of the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk.

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the CardioLink-9 Trial, the first results of a study of VASCEPA in COVID-19 infected outpatients. Results from the other investigational studies are expected over the next year.

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

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Approximately two to three million adults in the United States have very high (≥500mg/dL) triglyceride levels, the MARINE patient population. There are approximately five to 15 million people in the United States who meet the specific REDUCE-IT inclusion criteria. Since 1976, mean triglyceride levels have increased in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. Prior to the REDUCE-IT results topline announcement in September 2018, our U.S. direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our U.S. direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the additional indication and label expansion approved by the U.S. FDA in December 2019, for cardiovascular risk reduction, we completed the further expansion of our direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives in early 2020. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continually evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs. As of December 31, 2020, our U.S. direct sales force was slightly more than 800 sales professionals, including slightly more than 700 sales representatives. Thus, despite this significant expansion of our sales team, it is not large enough to call upon all physicians and we may not have sufficient sales personnel and resources to maximize the sales potential of VASCEPA.

In addition to the sales force expansion in the United States, we plan to work internally and with partners to support regulatory efforts toward approvals and commercialization outside the United States based primarily on REDUCE-IT results. For example, assuming regulatory approval, we plan to launch VAZKEPA on our own in the most commercially significant markets in Europe. The commercial launch of a new pharmaceutical product is a complex undertaking for a company to manage, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe.

Factors related to building and managing a sales and marketing organization in Europe and different territories world-wide that could inhibit our efforts to successfully commercialize VASCEPA include the following:

•

the impact the expiration of regulatory exclusivities and entry into the market of additional generic versions of VASCEPA, as covered above or with respect to the impact such an event may have on the factors below;

•	our inability to secure market access and adequate reimbursement in one or more countries;
•	our inability to attract and retain adequate numbers of effective sales and marketing personnel;
•	our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with these requirements;
•	the inability of our new sales personnel, to obtain access to or persuade adequate numbers of physicians to prescribe VASCEPA;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions; and
•	unforeseen costs and expenses associated with operating a new independent sales and marketing organization.

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

Although substantially all of our sales force personnel have the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance, given the dynamics related to COVID-19, there can be no assurance that we will be able to substantially resume or sustain our business efforts. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as successful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions. In July 2020 we launched our first ever direct-to- consumer promotional campaign regarding VASCEPA demonstrating results in lowering cardiovascular risk in patients with persistent cardiovascular risk in high risk patients. In September 2020, we launched a new, nationwide television advertisement in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. There can be no assurance that such promotion will have the intended positive increase in patients asking their healthcare providers regarding VASCEPA or that prescription rates for VASCEPA will increase in the near future or at all from such promotion. Data on increased product usage from similar promotion of other products suggests that the impact of television-based promotion can be positive and sustained but is rarely immediate in its effect. After assessing the scope, timing and pricing of generic competition, we may also decide to contract our VASCEPA promotional efforts.

Our promotion of VASCEPA is subject to regulatory scrutiny and associated risk generally.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their FDA-approved products for uses that have not been approved by the FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act. However, case law over the last several years has called into question the extent to which government in the United States, including the FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of FDA-approved products such as VASCEPA.

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

Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With a generic version of VASCEPA launched by Hikma in November 2020 and further generic versions anticipated, it may not be viable for us to invest in market education to grow the United States market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

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

AstraZeneca conducted a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020 following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the American Heart Association’s Scientific Sessions in November 2020, confirming that Epanova failed to meet the primary endpoint of CV risk reduction. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

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

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. In 2020, an additional Nordic trial known as OMEMI failed to demonstrate a reduction in cardiovascular events with an omega-3 fatty acid mixture. OMEMI, an investigator-initiated, multi-center, randomized clinical trial, was designed to evaluate the effects of daily treatment with omega-3 fatty acids compared with placebo among elderly patients (ages 70-82) with recent myocardial infarction. Patients received 1.8 g omega-3 fatty acids (930 mg EPA and 660 mg DHA) or placebo (corn oil) daily added to standard of care. Results presented in November 2020 at the American Heart Association’s Scientific Sessions showed no significant differences in cardiovascular events between the treatment groups for the composite primary endpoint (non-fatal MI, unscheduled revascularization, stroke, hospitalization for heart failure or all-casuse mortality), nor for the individual componsents of this endpoint after 2 years.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic, MAT9001, for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study (ENHANCE-IT) against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the pharmacodynamic, or PD, population. Matinas has announced that despite ENHANCE-IT not achieving its primary endpoint that it intends to continue to seek ways to advance its clinical development of MAT9001.

The Phase 3 program requirement includes a single 12-week study, to support efficacy in SHTG, or AMPLIFY, which is expected to start in June 2021. In June 2018, NeuroBo Pharmaceuticals, Inc. (then-named Gemphire Therapeutics) announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. In March 2020 NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the FDA that the clinical development program for Gemcabene remains on partial clinical hold. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterol emia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned.

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

On January 28, 2021, the CHMP of the EMA adopted a positive opinion recommending that a marketing authorization be granted for icosapent ethyl, under the brand name VAZKEPA, for cardiovascular risk reduction. Approval for marketing and sale by the EC is expected in April 2021. The cardiovascular risk reduction indication we are seeking in Europe is based on the outcome study results of REDUCE-IT, as opposed to the original indication for treatment of severe hypertriglyceridemia which we were granted in the U.S. Following anticipated approval by the EC of VAZKEPA, there is currently no other drug that is approved for cardiovascular risk reduction in at-risk patients in Europe. In addition, there is currently no other direct competition for Canada and the Middle East. However, consistent with the U.S., our competitors include large, well-established pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies.

Recent CV outcomes trials and meta-analyses with low and high dose omega-3 fatty acid mixtures containing DHA have not shown substantial benefit in patients receiving contemporary medical therapy, including statins. Due to failed low dose omega-3 CV outcomes trials, the European regulatory authorities have concluded that omega-3 fatty acid medicines (specifically Lovaza®/Omacor®) at a dose of 1-gram per day are not effective in preventing further events for patients who have had a heart attack. The STRENGTH trial of an omega-3 mixture studied at 4-grams per day also failed to demonstrate cardiovascular benefit.

In addition, VAZKEPA also faces competition from dietary supplement manufacturers marketing omega-3 productions as nutritional supplements. In Europe, such products are classified as food, not as prescription drugs or as over-the-counter drugs.

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

Once a generic version of VASCEPA is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label, it is often used to fill a prescription for any intended use of the drug. If final approval of a generic ANDA is granted and an ANDA filer is able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as Hikma did in November 2020, although on a limited scale. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

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

There can be no assurance as to the adequacy for commercial success of VASCEPA outside the United States. For example, even if we obtain approval to commercialize VAZKEPA in Europe or we and Edding obtain marketing approval for VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes to the healthcare system in ways that could affect our ability to sell our products profitably. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. However, these Medicare sequester reductions have been suspended through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Also for example, the ACA has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the U.S. pharmaceutical industry. Among other cost-containment measures, the ACA establishes:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN. Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the State of California enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations.

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

These and similar regulatory dynamics, including the recent entry of a generic version of VASCEPA into the market, and the potential for additional generic version in the near term, can affect our ability to commercialize VASCEPA on commercially reasonable terms and limit the commercial value of VASCEPA.

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

Certain provisions of the ACA have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. Since January 2017, the Trump administration has signed Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminated the cost-sharing subsidies under the ACA. Nineteen state Attorneys General filed suit to stop the administration from terminating the subsidies, but on July 18, 2018, the U.S. District Court for the Northern District of California dismissed the case without prejudice. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that, due to Congressional appropriations riders that prohibited the HHS from paying out more in risk corridor payments than it collected, HHS was not required to pay more than $12.0 billion in ACA risk corridor payments owed to insurers under the risk corridor formula. On November 6, 2018, the Federal Circuit declined to rehear the case en banc. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we will continue to monitor any developments. Moreover, the Tax Act included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA to create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (an increase from 50% effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Under the Trump Administration, CMS issued regulations that gave states greater flexibility, starting in 2020, in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the ACA. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. It is unclear how the ultimate decision in this case, which is now pending before the U.S. Supreme Court, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. We will continue to evaluate the effect that the ACA and its possible repeal, replacement, or invalidation, in whole or in part, has on our business.

The Trump administration’s budget proposal for fiscal year 2021 included a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria, and new payment methodologies, and in additional downward pressure on coverage and payment and the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

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

As we continue to build our infrastructure for commercializing VASCEPA, we may encounter difficulties in managing our growth and expanding our operations successfully.

The process of establishing, maintaining and expanding a commercial infrastructure is difficult, expensive and time-consuming. Prior to the REDUCE-IT results topline announcement in September 2018, our U.S. direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our U.S. direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the additional indication and label expansion approved by the U.S. FDA in December 2019, for cardiovascular risk reduction, we completed the further expansion of our U.S. direct sales force to approximately 900 sales professionals, including approximately 800 sales representatives in early 2020. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continually evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs. As of December 31, 2020, our U.S. direct sales force was slightly more than 800 sales professionals, including slightly more than 700 sales representatives. This sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States and is not large enough to call upon all physicians.

In addition to sales force expansion in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. For example, in Europe we commenced 2021 with approximately 50 professionals involved in pre-approval and pre-launch planning and other commercial preparation activities, with plans to expand to approximately 200 professionals by the end of 2021. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by the COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

The manufacture, packaging and distribution of pharmaceutical products, such as VASCEPA, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMPs and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs as well as the International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, regulations and guidelines, that are both capable of manufacturing VASCEPA and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions and penalties, any of which could significantly and adversely affect our business. If we are not able to manufacture VASCEPA to required specifications through our current and potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and pre-approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements under ICH guidelines. In addition, COVID-19 has limited the ability of suppliers to be inspected. This review may be costly and time consuming and could delay or prevent the launch of a product.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. For example, in December 2017, Edding commenced a pivotal clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from our Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted by the spread of the coronavirus and the unexpected diversion of resources by regulators and industry professionals to address the coronavirus outbreak. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix obtained approval of VASCEPA in Lebanon in March 2018, in United Arab Emirates in July 2018, in Qatar in January 2020 and Bahrain in December 2020. VASCEPA was launched in Lebanon and the United Arab Emirates in June 2018 and February 2019, respectively. VASCEPA is under registration in additional countries in the MENA region. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economy in Saudi Arabia.

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. We are responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities. In December 2019, VASCEPA was approved for use in Canada to reduce the risk of cardiovascular events in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation. In February 2020, HLS launched VASCEPA in Canada, with strong initial uptake before the impact of COVID-19 pandemic. In July 2020, Patented Medicine Prices Review Board confirmed VASCEPA price is compliant with current guidelines, and CADTH recommended reimbursement for VASCEPA in Canada in secondary prevention population. However, if HLS is not able to effectively commercialize VASCEPA in Canada through effective pricing (initially and over time), reimbursement or otherwise we may not be able to generate revenue from the sale of VASCEPA in Canada.

Our efforts to launch VAZKEPA on our own in Europe, assuming a regulatory approval, is a complex undertaking for a company that has not launched a product in Europe and could be subject to significant risks of execution to our successful development of VAZKEPA in Europe. While various of our suppliers have been inspected and, subject to regulatory approval of VAZKEPA in Europe we do not anticipate supply availability limiting our launch in Europe, COVID-19 has limited the ability of suppliers to be inspected and not all of our suppliers have completed all of the requirements of the European regulatory authorities.

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

•

the federal civil and criminal false claims laws, including the federal Civil False Claims Act, or FCA, which prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “case” the submission of false or fraudulent claims. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the FCA for a variety of alleged improper marketing activities, including allegations that they caused false claims to be submitted because of the company’s marketing of the product for unapproved, and thus allegedly non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. A claim that includes items or services resulting from a violations of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

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

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. For example, in June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We are cooperating with the DOJ. We cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and Fake Claims Act, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 110 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 110 allowed and issued applications include the following:

•	one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•	one issued U.S. patent covering a composition containing highly pure EPA that expires in 2021;
•	53 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	23 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
•	two additional US patents directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
•	four additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	two additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	three additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	four additional patents related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	one additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	four additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	two additional patents related to the use of VASCEPA to treat obesity with a term that expires in 2034;
•	one additional patent related to the use of VASCEPA to treat prostate cancer with a term that expires in 2037;
•	four additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	five additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are also pursuing patent applications related to VASCEPA in multiple jurisdictions outside the United States. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. Ten years of market protection is anticipated in the European Union as part of a European Community, or EC, approval of the pending application. Furthermore, patent protection in Europe includes:

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

We plan to vigorously defend our rights under issued patents. For example, on November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business. We likewise plan to engage in similar patent litigation should other competitors arise with products that infringe our intellectual property rights.

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

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of VASCEPA. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from our clinical trials. If granted, many of the resulting granted patents from REDUCE-IT, for example, would expire in 2039, beyond the 2030 and 2033 expiration dates of currently issued REDUCE-IT patents. However, no assurance can be given that any of our pending patent applications will be granted or, if they grant, that they will prevent competitors from competing with VASCEPA.

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

In January 2021, we issued financial and business guidance, including expectations regarding inventory build, and 2021 operating expenses. All such guidance and updates are based on estimates, assumptions and the judgment of management. Because of the inherent nature of estimates, including during the uncertainty of COVID-19’s impact on our business, we have suspended providing net revenue guidance and there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business change, our stock price could decline in value.

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

Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or the IRS, and states. For example, the IRS began an examination of our 2018 US income tax return in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any future audits will have a material adverse effect on our consolidated financial position or results of operations.

We could be adversely affected by our exposure to customer concentration risk.

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 38%, 29%, and 25%, respectively, of gross product sales for the year ended December 31, 2020 and represented 31%, 18%, and 37%, respectively, of the gross accounts receivable balance as of December 31, 2020. Customers A, B, and C accounted for 36%, 29%, and 25%, respectively, of gross product sales for the year ended December 31, 2019 and represented 35%, 20%, and 37%, respectively, of the gross accounts receivable balance as of December 31, 2019. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2020, 2019, and 2018, we reported losses of approximately $18.0 million, $22.6 million, and $116.4 million, respectively, and we had an accumulated deficit as of December 31, 2020 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and VASCEPA prescription figures will likely fluctuate from month to month. VASCEPA sales are difficult to predict from period to period and as a result, you should not rely on VASCEPA sales results in any period as being indicative of future performance, and sales of VASCEPA may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including those risks and uncertainties described in this Part II, Item 1A and the following:

•	the receent launch of a generic version of VASCEPA, and the potential launch of additional generic versions;
•	continued and prolonged disruption to our business from the COVID-19 pandemic;
•	the continuing evolution of the medical community’s and the public’s perception of the REDUCE-IT study results;
•	the level of demand for VASCEPA, due to changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $187.0 million and short-term investment balance of $314.0 million as of December 31, 2020, will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

In order to fully realize the market potential of VASCEPA, we may need to enter into a new strategic collaboration or raise additional capital.

Our future capital requirements will depend on many factors, including:

•	the timing, amount and consistency of revenue generated from the commercial sale of VASCEPA;

•

the costs associated with commercializing VASCEPA in the United States, including expenditures such as potential direct-to-consumer advertising and increased sales force sizing, and for commercializing VAZKEPA in Europe, including hiring experienced professionals, and for additional regulatory approvals internationally, if any, the cost and timing of securing commercial supply of VASCEPA and the timing of entering into any new strategic collaboration with others relating to the commercialization of VASCEPA, if at all, and the terms of any such collaboration;

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

If we require additional funds and adequate funds are not available to us in amounts or on terms acceptable to us or on a timely basis, or at all, our commercialization efforts for VASCEPA, and our business generally, may suffer materially.

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

As of February 19, 2021, we had 393,635,467 common shares outstanding including 393,436,525 shares held as ADSs and 198,942 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Further, the United Kingdom ceased to be a member of the European Union on January 31, 2020, commonly referred to as Brexit, and the 11-month implementation period ended on December 31, 2020 and a new trade deal between the United Kingdom and the European Union was agreed to on December 24, 2020. The effects of Brexit are uncertain and may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs and common shares. In particular, Brexit could lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe, which could cause the broader global financial markets to experience significant volatility. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility due to the ongoing uncertainty, particularly in regards to whether there will be a trade deal between the UK and the EU. Lack of clarity about future UK laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate could decrease foreign direct investment in the UK, increase costs, disrupt our business, depress economic activity and restrict our access to capital, any of which could negatively impact the price of our ADSs and common shares.

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2020 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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

Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, do not apply to us.

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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to evolve from a development stage company to a commercial stage company we may experience turnover among members of our senior management team. We may have difficulty identifying and integrating new executives to replace any such losses. As we prepare for commercialization in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, employees are increasingly being recruited by other companies. While our business priorities emphasize continued promotion of VASCEPA in the United States, the current and potential threat of generic competition can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

Legal, political and economic uncertainty surrounding the exit of the UK from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the UK and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Lisbon Treaty, the UK ceased being a Member State of the EU on January 31, 2020. A trade deal was entered into between the UK and the EU on December 24, 2020. In addition, the UK is negotiating deals in a number of other areas where cooperation with the EU is required, and there is uncertainty as to which EU regulations and directives will be replicated into UK domestic law, or replaced, going forward. Given the recent deal terms and the lack of clarity on future UK laws and regulations and their divergence from, or consistency with, the EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital.

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

If the UK and the EU are unable to implement acceptable agreements or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the European Economic Area, or EEA, overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU.

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

While we may seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. There can be no assurance that we will be able to access equity or credit markets in order to finance our current operations or expand development programs for VASCEPA, or that there will not be deterioration in financial markets and confidence in economies, particularly in light of the continued volatility attributed to COVID-19. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs or our commercialization strategies.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the location, use and ownership interest of our principal properties as of February 25, 2021:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	4,983
Bridgewater, New Jersey, USA	Offices	Leased	67,747
Zug, Switzerland	Offices	Leased	967

On April 12, 2019 we entered into an Office Centre Sharing Agreement for office space in Dublin, Ireland effective May 1, 2019, which was scheduled to terminate on April 30, 2020 and was extended for one additional year through April 30, 2021 and can continue to be extended automatically for successive one year periods. On July 4, 2019, we entered into an Office Centre Sharing Agreement effective October 1, 2019 for office space in Dublin, Ireland, which was scheduled to terminate on September 30, 2020 and was extended through April 30, 2021 and can be extended automatically for successive one year periods. On August 1, 2020 we entered into an Office Centre Sharing Agreement effective September 14, 2020 for office space in Dublin, Ireland which terminates on April 30, 2021 and can be extended automatically for successive one year periods.

Effective February 5, 2019, we entered into a lease agreement for approximately 67,747 square feet of office space in Bridgewater, New Jersey. The lease commenced on August 15, 2019 for an 11-year period, with two five-year renewal options.

On November 5, 2020, we entered into two lease agreements for approximately 468 square feet and 498 square feet, respectively, of office space in Zug, Switzerland. The leases commenced on December 1, 2020 and February 2, 2021, respectively, and will terminate on January 30, 2022.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note—8 Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details on our legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low prices for our ADSs in each of the quarters over the past two fiscal years, as quoted on The NASDAQ Global Market under the symbol “AMRN.”

	Common Stock Price
	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter	$21.84	$3.95	$23.25	$12.44
Second Quarter	$8.46	$4.00	$20.97	$16.20
Third Quarter	$7.90	$3.36	$23.91	$13.76
Fourth Quarter	$5.57	$3.96	$26.12	$13.87

Shareholders

As of January 31, 2021, there were approximately 345 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

The following graph compares the cumulative 5-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2016 and its relative performance is tracked through December 31, 2020.

Included in this 5-year time period is the substantial positive impact on the price of Amarin’s ADSs in 2018 following presentation and publication of positive REDUCE-IT results and, in late 2019, following approval by the FDA of a new indication and label expansion for VASCEPA to reduce cardiovascular risk. Also included during this 5-year period is the substantial negative impact on the price of Amarin’s ADSs in 2020 following the loss of the Company’s patent litigation and subsequent appeal. During this entire 5-year time period, cumulative total return for Amarin’s ADSs approximated or exceeded both the NASDAQ Composite Index and NASDAQ Biotechnology Index.

Company/Market/Peer Company	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Amarin Corporation PLC	$162.96	$212.17	$700.53	$1,140.21	$258.73
NASDAQ Composite Index	$107.50	$137.86	$131.50	$179.87	$257.38
NASDAQ Biotechnology Index	$78.32	$94.81	$84.32	$107.77	$134.42

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

The following graph compares the cumulative 3-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2018 and its relative performance is tracked through December 31, 2020.

Included in this 3-year time period is the substantial positive impact on the price of Amarin’s ADSs in 2018 following presentation and publication of positive REDUCE-IT results and, in late 2019, following approval by the FDA of a new indication and label expansion for VASCEPA to reduce cardiovascular risk. Also included during this 3-year period is the substantial negative impact on the price of Amarin’s ADSs in 2020 following the loss of the Company’s patent litigation and subsequent appeal.

Company/Market/Peer Company	12/31/2018	12/31/2019	12/31/2020
Amarin Corporation PLC	$339.40	$534.66	$121.95
NASDAQ Composite Index	$96.12	$129.97	$186.69
NASDAQ Biotechnology Index	$90.68	$112.81	$141.78

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2020 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2020	14,212	$4.86
November 1 – 30, 2020	39,946	4.60
December 1 – 31, 2020	19,376	5.23
Total	73,534	$4.82

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the exercise or vesting of equity awards.

TAXATION

The following summary contains a description of material U.S., UK and Irish federal income tax consequences of the ownership and disposition of our ordinary shares or ADSs. This summary should not be considered a comprehensive description of all the tax considerations that may be relevant to beneficial owners of ADSs.

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

Passive foreign investment company

PFIC Rules Generally.    U.S. Holders of ordinary shares and ADSs should be aware that each of Amarin and certain of its subsidiaries could constitute a PFIC for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The application of these factors depends upon our financial results for the year, which are beyond our ability to predict or control, and the application of the relevant rules is subject to legal and factual uncertainties. Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2020 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, there can be no assurance that we will be classified as a PFIC for any taxable year.

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

Certain Material UK Tax Considerations

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

Item 6	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of VASCEPA and factors that can affect such success; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to our fiscal year ended December 31, 2020.

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk.

Our lead product, VASCEPA® (icosapent ethyl) was first approved by the United States Food and Drug Administration, or FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. We launched VASCEPA in the United States, or U.S., in January 2013. On December 13, 2019 the FDA approved a new indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial of VASCEPA, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients.

In August 2020, we announced our plans to launch icosapent ethyl under the brand name VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through our own new European sales and marketing teams. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to our drug, icosapent ethyl, in the European Union, or EU, for the reduction of risk of cardiovascular events in patients at high cardiovascular risk, under the brand name VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA. The CHMP recommendation is now expected to be reviewed by the European Community, or EC, with a decision expected to take place within 67 days of the CHMP opinion. In Europe, ten years of market protection is anticipated as part of an EC approval of the pending application, in addition to pending patent protection that could extend into 2039. In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. Similar to our approach in launching VASCEPA in the United States, in Europe we have been building a core team of experienced professionals and a highly capable sales team and plan to leverage third-party relationships for various support activities. We commenced 2021 with approximately 50 professionals involved with pre-approval and pre-launch planning and other commercial preparation activities.
In November 2020, we announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by our partner in China. On February 9, 2021, we announced that our partner in China commenced the regulatory review processes in Mainland China and Hong Kong. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of

Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021.

In addition to the United States, VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners.

Since our inception, we have devoted substantial resources to our research and development efforts, most significantly our VASCEPA cardiovascular outcomes trial, REDUCE-IT. We announced topline results from REDUCE-IT on September 24, 2018. On November 10, 2018, we publicly presented primary results at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% relative risk reduction, or RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular events, or MACE, in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). On March 18, 2019, we publicly presented the total cardiovascular events results, and the method of calculating such events, of the REDUCE-IT study at the American College of Cardiology’s, or ACC, 68th Annual Scientific Session and such results and methods were concurrently published in the Journal of the American College of Cardiology. Included in such results were that VASCEPA reduced total events (first and subsequent events) by 30% compared to placebo, reflecting that for every 1,000 patients treated for five years with VASCEPA versus placebo in this trial, approximately 159 MACE would have been prevented with VASCEPA.

Based on REDUCE-IT results, 13 clinical treatment guidelines or position statements from medical societies have been updated recommending the use of icosapent ethyl in at-risk patients, including those listed below:

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

•

In December 2020, the Guidelines for Primary Prevention of Cardiovascular Diseases in China was published in the Chinese Journal of Cardiovascular Diseases listing icosapent ethyl 2 grams twice a day, as studied in REDUCE-IT, as a treatment consideration to further lower atherosclerotic cardiovascular risk in at-risk patients.

In October 2019, the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on VASCEPA. ICER’s report indicated that VASCEPA was cost effective across all of the non-profit organization’s analyses, including its quality-adjusted life year metrics of <$50,000. The conclusion from the report is that VASCEPA easily meets “commonly cited thresholds for cost-effectiveness and therefore represents a high long-term value for money” based on the organization’s value assessment framework. In addition, an independent academic, patient-level, cost-effectiveness analysis of icosapent ethyl led by Dr. William S. Weintraub, M.D., director of Outcomes Research with MedStar Cardiovascular Research Network, indicated that VASCEPA was projected to not only be cost-effective but also to reduce long-term health care costs in a majority of the scenarios analyzed. Based on our analysis of branded cardiovascular drugs in the United States which have positive cardiovascular outcomes studies, we believe the wholesale acquisition cost of VASCEPA is the lowest. In addition, while none of these other cardiovascular drugs compete directly with VASCEPA and no head-to-head studies have been done between VASCEPA and these other drugs and the length and construct of the respective outcomes studies of these drugs vary, analysis of published clinical results from the cardiovascular outcomes studies of these drugs indicates that the number needed to treat, or NNT, for VASCEPA is as low or lower than for these other branded cardiovascular drugs. NNT is a measure of how many patients need to be treated before one patient benefits from the therapy. For VASCEPA, in this analysis, the NNT was based on the 25% relative risk reduction demonstrated for the primary endpoint of the study, the NNT for which is 21, as opposed to one fewer MACE on average per six patients treated over the five-year study period based on total events. The original pricing for VASCEPA was established prior to results of the REDUCE-IT cardiovascular outcomes study during a timeframe when VASCEPA was only approved for the original indication as an adjunct to diet to reduce TG levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. We believe that this relatively low price for VASCEPA in the United States will help lead to many at-risk patients being treated by VASCEPA.

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

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, decided in favor of two generic companies in our patent litigation related to their abbreviated new drug applications, or ANDAs, that sought FDA approval for sale of generic versions of VASCEPA. On May 22, 2020 and August 10, 2020, the two generic companies, Hikma Pharmaceutical USA Inc., or Hikma, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, received FDA approval to market its generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. On February 11, 2021, we filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear our appeal in this litigation. We intend to vigorously pursue this matter, but we cannot predict the outcome.

In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC.

Although, to date, no generics other than Hikma have been launched, in addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the FDA. Apotex, Inc., or Apotex, has applied for ANDA approval such application, based on public records, has not yet been approved.

We believe that VASCEPA is not yet known to most healthcare professionals and generics companies rarely invest in product or disease state related market education. Furthermore, VASCEPA is relatively expensive to manufacture and already sold at an affordable price as documented by third-party analysis such that saving, if any, on the price of generic VASCEPA is likely to come at the expense of reduced market education and development. Thus, we believe that the launch of a generic version of VASCEPA in the United States at this early stage in the life cycle of VASCEPA is potentially harmful to patient care and discourages new product development, including identifying and pursuing additional indications that could be treated with VASCEPA.

We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States.

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaborations with third-party companies that compensate us for such supply. Subject to approvals in Europe and China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product.

Commercialization

United States

We commenced the commercial launch of VASCEPA in the United States in January 2013 based on the original indication for VASCEPA. In October 2016, in addition to the original 1-gram capsule size for VASCEPA, we introduced a smaller 0.5-gram capsule size. The FDA-approved dosing for VASCEPA continues to be 4 grams per day, and, as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsule. VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers.

Prior to the REDUCE-IT results topline announcement in September 2018, our U.S. direct sales force consisted of approximately 170 sales professionals, including sales representatives and their managers. Based on the positive REDUCE-IT results, in early 2019, we increased the size of our U.S. direct sales force to approximately 440 sales professionals, including approximately 400 sales representatives. As a result of the U.S. FDA’s approved indication and label expansion in December 2019, our U.S. direct sales force was further expanded to approximately 900 sales professionals, including approximately 800 sales representatives in early 2020. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-basis, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, in the United States, we have intentionally slowed the hiring of replacements for certain of our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continually evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs. As of December 31, 2020, our U.S. direct sales force was slightly more than 800 sales professionals, including slightly more than 700 sales representatives.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total VASCEPA prescriptions for the three months ended December 31, 2020 was approximately 1,159,000 compared to 1,174,000, 1,090,000, 1,061,000, and 991,000 in the three months ended September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019, respectively. According to data from another third party, IQVIA, the estimated number of normalized total VASCEPA prescriptions for the three months ended December 31, 2020 was approximately 1,076,000 compared to 1,081,000, 1,007,000, 962,000, and 909,000 in the three months ended September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019, respectively. Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

We employ various medical affairs and marketing personnel to support our commercialization of VASCEPA. We expanded certain medical education and market awareness initiatives, including, pilot testing of new promotional initiatives following the reporting of positive REDUCE-IT results in 2018 and we further expanded such initiatives based on the newly approved indication and label expansion of VASCEPA. Our field sales efforts are further complemented by investments in digital and non-personal channels as well as peer-to-peer (e.g., promotional medical education programs and product theaters) initiatives to further increase VASCEPA brand awareness and clarify VASCEPA’s unique clinical profile. In January 2020, we launched an educational campaign, True To Your Heart, to help people learn more about cardiovascular disease and how to better protect against persistent cardiovascular risk. In July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only FDA approved drug for its indication. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA judging that the cost was not sufficiently justified. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19. As COVID-19 protocols ease and ordinary course activities resume, we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with healthcare professionals and expanding various forms of direct-to- consumer promotion.

On March 30, 2020, the Nevada Court ruled in favor of two generic companies in our patent litigation related to its ANDAs that seek FDA approval for sale of generic versions of VASCEPA. On May 22, 2020 and August 10, 2020, the two generic companies, Hikma and Dr. Reddy’s received FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the Federal Circuit upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. On February 11, 2021, we filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear our appeal in this litigation.

In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induce the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC.

Although, to date, no generics other than Hikma have been launched, in addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva’s ANDA was approved by the FDA. Apotex has applied for ANDA approval which application, based on public records, has not yet been approved.

We believe that VASCEPA is not yet known to most healthcare professionals and generics companies rarely invest in product or disease state related market education. Furthermore, VASCEPA is relatively expensive to manufacture and already sold at an affordable price as documented by third-party analysis such that saving, if any, on the price of generic VASCEPA is likely to come at the expense of reduced market education and development. Thus, we believe that the launch of a generic version of VASCEPA in the United States at this early stage in the life cycle of VASCEPA is potentially harmful to patient care and discourages new product development, including identifying and pursuing additional indications that could be treated with VASCEPA.

Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commenrcialization of VASCEPA with commercial partners. In Europe, ten years of market protection is anticipated due to regulatory exclusivity in the European Union as part of EC approval, in addition to pending patent protection that could extend into 2039.

In addition to promotion of VASCEPA in the United States, based on REDUCE-IT, we have increased focus on expansion of our development efforts for VASCEPA to major markets outside the United States. We currently have plans for expansion into the European Union and strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States.

Europe

In December 2019, we announced that the EMA validated the marketing authorization application seeking approval for VASCEPA. The validation confirmed the submission was sufficiently complete for the EMA to begin its review. In August 2020, we announced our plans to launch VAZKEPA in major markets in Europe through our own European sales and marketing team. Such an approach allows us to retain substantially all of the economic potential of VAZKEPA in Europe and helps ensure that VAZKEPA would get the highest level of priority and focus. On January 28, 2021, the CHMP of the EMA adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the EU for the reduction of risk of cardiovascular events in patients at high cardiovascular risk, under the brand name VAZKEPA. The CHMP recommendation is now expected to be reviewed by the EC with a decision expected to take place within 67 days of the CHMP opinion. As we did in Canada, we are seeking an indication throughout Europe for VAZKEPA targeting cardiovascular risk reduction based on the results of REDUCE-IT, which is based on outcomes study results, and not approval of the original indication in the United States for treatment of severe hypertriglyceridemia.

Similar to our approach in launching VASCEPA in the United States, in Europe we intend to build a core team of experienced professionals and a highly capable sales team and plan to leverage third-party relationships for various support activities. We commenced 2021 with approximately 50 professionals involved with pre-approval and pre-launch planning and other commercial preparation activities. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Pursuant to regulatory approval of VAZKEPA in Europe, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States. We have been active in preparing for reimbursement negotiations which we intend to commence on a country-by-country basis in Europe following anticipated approval of VAZKEPA. In most European countries, securing product reimbursement is a requisite to launching. In all countries securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to realize the commercial opportunity of VAZKEPA in Europe.

China

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (>500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 gram per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong have commenced. The NMPA has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. VASCEPA was launched in Lebanon in June 2018 and in United Arab Emirates in February 2019, respectively. VASCEPA was approved in Qatar in January 2020 and in Bahrain in December 2020.

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for VASCEPA. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020 HLS obtained a regulatory exclusivity designation. Commercial launch in Canada began in February 2020 on a limited scale with subsequent expansion intended. An important step in growing the potential use of therapeutics in Canada, as is true in other countries, is gaining reimbursement coverage by the applicable payers. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. HLS also received notification by the Patented Medicines Price Review Boards that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. While coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada.

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

In June 2018, we entered into a multi-faceted collaboration with Mochida Pharmaceutical Co. Ltd., or Mochida, related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in VASCEPA, the omega-3 acid, EPA. Among other terms in the agreement, we obtained an exclusive license to certain Mochida intellectual property to advance our interests in the United States and certain other territories. In addition, the parties will collaborate to research and develop new products and indications based on EPA for our commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development. Upon closing of the collaboration agreement, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for milestone payments from us upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any. We exercised certain rights under the agreement, resulting in payments of $1.0 million in January 2020 and December 2020, respectively, to Mochida.

Based on our current understanding of the biological effects of a COVID-19 infection, including that patients at high risk of cardiovascular disease are at higher risk of mortality and severe effects from a COVID-19 infection, and based on data related to the mechanism of action and effects of VASCEPA in lowering cardiovascular risk in certain high-risk patients, we believe that VASCEPA could play a beneficial clinical role in helping patients infected by the virus. We are currently supporting investigator initiated studies by providing study drug product and limited financial support to investigators in multiple pilot studies designed to better understand the potential of VASCEPA and its potentially beneficial role. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the first study of VASCEPA in COVID-19 infected outpatients, CardioLink-9. If the results of the other pilot studies are positive, we will evaluate whether additional studies will be appropriate. The clinical effects of VASCEPA are multi-factorial. Multiple mechanisms of action associated with VASCEPA from clinical and mechanistic studies support the rationale to study its effects in patients with the COVID-19 infection. Additional postulated mechanisms that might play a role in the use of VASCEPA in the patients infected with COVID-19 include potential antiviral/antimicrobial effects, fibrosis and cardiac damage mitigation in animal models and anti-inflammatory effects (acute) in pulmonary/lung tissue.

The final results of the Effect of VASCEPA on Improving Coronary Atherosclerosis in People with High Triglycerides Taking Statin Therapy trial, or EVAPORATE, were presented at the European Society of Cardiology on August 29, 2020. A total of 80 patients were enrolled in the randomized, double-blind, placebo-controlled EVAPORATE trial. Patients had to have coronary atherosclerosis as documented by multidetector computed tomography, or MDCT, with 1 or more angiographic stenoses with ≥20% narrowing, be on statin therapy, and have persistently elevated TG levels (mean TG at baseline was 259.1 mg/dL [+/- 78.1]). Patients underwent an interim scan at nine months and a final scan at 18 months. The prespecified primary endpoint was a comparison of change in low attenuation plaque, or LAP, volume at 18 months between icosapent ethyl and placebo. EVAPORATE was not powered for long-term outcomes. The final results showed a significant reduction in the primary endpoint; icosapent ethyl reduced LAP plaque volume by 17% from baseline to the 18-month scan, whereas there was a progression of LAP plaque volume in the placebo group. There were significant differences between icosapent ethyl and placebo at study end for secondary endpoints of other types of plaque volume changes, including and sequentially total, total non-calcified, fibrofatty, and fibrous plaque volumes. All regressed in the icosapent ethyl group and progressed in the placebo group (p<0.01 for all). The only secondary endpoint which did not achieve a significant difference between groups in multivariable modeling was dense calcium (p=0.053). More study is needed to demonstrate the effects of VASCEPA on coronary plaque to determine the relationship of such effects, if any, on cardiovascular risk reduction.

During the Transcatheter Cardiovascular Therapeutics, or TCT, Connect 2020 Best of Abstracts session by Benjamin E. Peterson, M.D., Brigham and Women’s Hospital Heart & Vascular Center and Harvard Medical School, which was held virtually from October 14 – October 18, 2020, the Company presented new REDUCE-IT PCI, or Percutaneous Coronary Intervention, analysis. The REDUCE-IT PCI analysis looked at 3,408 (41.7%) of patients enrolled in REDUCE-IT who had undergone a prior PCI. These patients were randomized a median of 2.9 years after PCI. Baseline characteristics were similar among patients randomized to VASCEPA versus placebo. Post hoc exploratory analyses of the subgroup of 3,408 patients with a prior PCI showed that, for the primary composite endpoint of 5-point MACE, time to first event was significantly reduced with VASCEPA versus placebo by 34% (p<0.0001) and total (first and subsequent) events were also reduced by 39% (p<0.0001). For the key secondary composite endpoint of 3-point MACE, time to first event was reduced by 34% (p<0.0001) in the subgroup of patients with a prior PCI. Administration of VASCEPA resulted in robust absolute risk reductions of 8.5% and 5.4% and numbers needed to treat, or NNT, of 12 and 19, respectively, for both primary and key secondary (hard MACE) composite endpoints in post hoc exploratory subgroup analyses.

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

Impact of COVID-19

As the COVID-19 pandemic continues to spread and impact global populations and economies, we continue to evaluate its effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the importance of supporting patients, we are diligently working with our suppliers, customers, distributors and other partners to provide patients with access to VASCEPA, while taking into account regulatory, institutional, and government guidance, policies and protocols. Given the uncertainties regarding the scope and impact of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, particularly as COVID-19 protocols and resources have restricted or discouraged patient access to hospitals, clinics, physicians’ offices and other administration sites and caused a reprioritization of health care services, the impact of COVID-19 could impact our current performance and continues to represent a risk to our future performance.

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choose not to get blood tests which test results provide useful information to the treatment of cardiovascular risk. These limitations have had a significant impact on slowing VASCEPA prescription and revenue growth. While COVID-19 continues to impact our promotion of VASCEPA, we have seen signs of improvement. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsensed in much of the United States with some physicians again limiting access to face-to-face interactions with our field force personnel. Such access remains variable and challenging due to COVID-19. In July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only U.S. FDA approved drug for the cardiovascular risk reduction indication. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA judging that the cost was not sufficiently justified. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19. As COVID-19 protocols ease and ordinary course activities resume, we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-consumer promotion.

Thus far, COVID-19 has not materially impacted our ability to secure and deliver supply of VASCEPA. And, thus far, COVID-19 is not known to have significantly impacted ongoing clinical trials of VASCEPA.

The ultimate impacts of COVID-19 on our business are unknown; however, we are actively monitoring the situation and may take precautionary and preemptive or reactive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to VASCEPA.

We believe that the overall morale of Amarin employees is positive despite the challenges associated with COVID-19. While we have experienced modest employee turnover, the turnover level is generally consistent with the pre-COVID-19 era. As a result of COVID-19 and its limitations on our promotion of VASCEPA in the United States, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continually evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. Outside of the United States, currently all our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from product sales to our international commercial partners are recognized when the commercial partners obtain control of our product, which occurs at a point in time, typically upon delivery to the commercial partner. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly. Currently the majority of our product revenue is derived from direct sales of VASCEPA in the United States.

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

Research and development expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, Research and development expenses include the cost to support current development efforts, costs of product supply received from suppliers when such receipt by us is prior to regulatory approval of the supplier, as well as license fees related to our strategic collaboration with Mochida. We expense research and development costs as incurred.

Interest and other (expense) income, net. Interest expense consists of interest incurred under our December 2012 royalty-bearing instrument financing arrangement, which was calculated based on an estimated repayment schedule and was paid in full in 2020. Interest income consists of interest earned on our cash and cash equivalents, as well as our short term and long-term investments. Other (expense) income, net, consists primarily of foreign exchange losses and gains.

Income tax (provision) benefit. Income tax (provision) benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the year-ended December 31, 2020 and 2019 are not more likely than not to be realized. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years.

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

Revenue Recognition—In accordance with GAAP, under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which we adopted on a modified retrospective basis effective January 1, 2018, we recognize revenue when our distributors obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a Distributor; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the Distributor. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We recognized Total revenue, net of $614.1 million and $429.8 million during the years ended December 31, 2020 and 2019, respectively. For a complete discussion of our accounting for net product revenue and licensing and royalty revenues, which make up Total revenue, net, see Note 2—Significant Accounting Policies.

We sell VASCEPA principally to a limited number of distributors that in turn resell VASCEPA to retail pharmacies that subsequently resell it to patients and healthcare providers.

We began recognizing revenue from the sale of VASCEPA following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from VASCEPA sales. In accordance with GAAP, we recognize revenue when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. We recognized Product revenue, net of $607.0 million and $427.4 million based on sales to distributors during the years ended December 31, 2020 and 2019, respectively.

We have written contracts with our distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost that we charge our distributors for VASCEPA. We estimate our Product revenue, net by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and twelve months ended December 31, 2020 and 2019.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2020, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of VASCEPA. Based on our assessment, we concluded that all of our net deferred tax assets are not more likely than not to be realizable as of both December 31, 2020 and 2019. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2020 and December 31, 2019

Total revenue, net. We recorded total revenue, net, of $614.1 million and $429.8 million during the years ended December 31, 2020 and 2019, respectively, an increase of $184.3 million, or 43%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies.

Product revenue, net. We recorded product revenue, net, of $607.0 million and $427.4 million during the years ended December 31, 2020 and 2019, respectively, an increase of $179.6 million, or 42%. This increase was driven primarily by volume of VASCEPA sales to our customers in the United States. Orders by such customers were supported by an increase in estimated normalized total VASCEPA prescriptions in the United States. Based on data provided by Symphony Health and IQVIA, estimated normalized total VASCEPA prescriptions in the United States increased in 2020 by approximately 1,255,000 and 1,194,000, respectively, over the year ended December 31, 2019, representing growth of 39% and 41%, respectively. In addition, we recognized net product revenue of approximately $8.9 million and $0.7 million as of December 31, 2020 and 2019, respectively for VASCEPA sales outside of the United States.

All of our Product revenue, net, in the United States, in the years ended December 31, 2020 and 2019 was derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day and, as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsules. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period.

During the years ended December 31, 2020 and 2019, our Product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended for offset for a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments during the years ended December 31, 2020 and 2019 was up to $150 and $110, respectively per 30-day prescription filled and, up to $450 and $330, respectively per 90-day prescription filled.

As is typical for the pharmaceutical industry, the majority of VASCEPA sales in the United States are to major commercial wholesalers which then resell VASCEPA to retail pharmacies.

In March 2020, COVID-19 became widespread in the United States and other geographies around the globe. In recognition of guidance from public health officials, we announced on March 15, 2020 a temporary suspension of in-person promotional activities. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer, substantially all of our field force personnel were able to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. For a U.S. FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood test results prior to prescribing the drug to the patient. Public reports from IQVIA showed patient visits to medical offices for non-emergency medical care were down approximately 70% in April 2020 during the height of the COVID-19 related social distancing, with visits steadily increasing thereafter. However, as a result of a recent spike in COVID-19 cases, patient visits in December 2020 have again decreased to approximately 50% of pre-COVID-19 levels. Also reported in April 2020 was a significant drop in the number of routine lab tests likely due to patients not seeking medical care for non-urgent medical needs and resources of the medical community shifting focus to address the COVID-19 pandemic. As a result, while VASCEPA prescription levels in the twelve months ended December 31, 2020 grew over the prior year, we witnessed a slowing of new patients being prescribed VASCEPA resulting in year over year growth which was considerably slower than the growth rate reported in the three months ended March 31, 2020 when we first launched VASCEPA for its cardiovascular risk reduction indication and before COVID-19. In addition, in November 2020, a generic version of VASCEPA was launched in the U.S. which resulted in an approximately 6.7% impact on our normalized prescriptions for the remainder of the year. Despite the launch of a generic and the ongoing impact of COVID-19, in December 2020, weekly normalized prescriptions reached levels consistent with, or slightly higher, than pre-COVID-19 levels. We cannot predict the duration of this pandemic and we cannot quantify the impact of COVID-19 or the impact of the generic launch on our business beyond December 31, 2020.

We are confident that the patient need for VASCEPA remains high and that a significant portion of the slowing of VASCEPA growth was COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols. In addition, as patients, pharmacies and payers adjust to the availability, pricing and label of generic competition variability is expected. As a result of the uncertainty of the extent of COVID-19, the impact of generic competition and regarding the approval and market access in Europe, we have suspended providing revenue guidance until there is greater clarity on the impact of these issues.

Licensing and royalty revenue. Licensing and royalty revenue during the years ended December 31, 2020 and 2019 was $7.0 million and $2.4 million, respectively, an increase of $4.7 million, or 198%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•	Edding – a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016.
•

HLS – a $5.0 million up-front payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following FDA approval of a new indication and label expansion in December 2019, and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020.

The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the years ended December 31, 2020 and 2019 was $131.4 million and $96.0 million, respectively, an increase of $35.4 million, or 37%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2020 and 2019 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2021 to be similar to or modestly lower than 2020. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the years ended December 31, 2020 and 2019 was 78% in both periods.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2020 and 2019 was $463.3 million and $323.6 million, respectively, an increase of $139.7 million, or 43%. Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 are summarized in the table below:

	Year Ended December 31,
In thousands	2020	2019
Selling expense (1)	$350,648	$242,716
General and administrative expenses (2)	73,419	54,605
Non-cash stock-based compensation expense (3)	39,245	26,302
Total selling, general and administrative expense	$463,312	$323,623

(1)

Selling expense for the years ended December 31, 2020 and 2019 was $350.6 million and $242.7 million, respectively, an increase of $107.9 million, or 44%. This increase is primarily due to personnel costs related to the U.S. sales force expansion in 2020 as well as an increase in promotional activities and direct-to-consumer promotion following the launch of VASCEPA in early 2020 for the new indication and expanded label approved based on the REDUCE-IT results.

(2)

General and administrative expense for the years ended December 31, 2020 and 2019 was $73.4 million and $54.6 million, respectively, an increase of $18.8 million, or 34%. This increase is primarily a result of an increase in personnel and related costs, predominantly associated with preparing for our expansion into Europe, as well as insurance premiums.

(3)

Non-cash stock-based compensation expense for the years ended December 31, 2020 and 2019 was $39.2 million and $26.3 million, respectively, an increase of $12.9 million, or 49%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due primarily to an increase in the number of employees receiving equity awards as a result of the growth of our sales force and an increase in the underlying fair value of the equity awards.

We anticipate our selling, general and administrative expenses to increase in 2021 primarily due to the costs associated with preparing VAZKEPA for commercial launch in Europe and subject to regulatory approval and market access, launching VAZKEPA in one or more countries in Europe during 2021. We currently have approximately 50 professionals involved with pre-approval and pre-launch planning and other commercial activities in Europe, with plans to expand to approximately 200 professionals by the end of 2021. As we work to increase revenue from VASCEPA, we continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and generic competition.

Research and Development Expense. Research and development expense for the years ended December 31, 2020 and 2019 was $39.0 million and $34.4 million, respectively, an increase of $4.6 million, or 13%. Research and development expenses for the years ended December 31, 2020 and 2019 are summarized in the table below:

	Year Ended December 31,
In thousands	2020	2019
REDUCE-IT study (1)	$10,777	$10,680
Regulatory filing fees and expenses (2)	2,651	1,502
Internal staffing, overhead and other (3)	18,963	17,595
Research and development expense, excluding non-cash expense	32,391	29,777
Non-cash stock-based compensation expense (4)	6,568	4,615
Total research and development expense	$38,959	$34,392

(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The increase in expenses is primarily driven by costs beyond the conduct of the study to further analyze samples collected from REDUCE-IT patients as well as the support of various publications and scientific presentations relating to REDUCE-IT.

(2)

The regulatory filing fees included annual FDA fees for maintaining manufacturing sites. Such fees primarily represent fees to support international regulatory review of VASCEPA, particularly in Europe, qualification of new suppliers, including increasing capacity capabilities, and fees for sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. We also exercised certain rights under our strategic collaboration agreement with Mochida, resulting in payments of $1.0 million in each of January 2020 and December 2020, respectively. Also included are costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions.

We anticipate our research and development expenses to remain consistent in 2021 with the current year. We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on various factors, including the impact of COVID-19 and generic competition.

Interest Income, net. Net interest income for the years ended December 31, 2020 and 2019 was $2.3 million and $1.9 million, respectively, an increase of $0.4 million, or 23%. Net interest income for the years ended December 31, 2020 and 2019 is summarized in the table below:

	Year ended December 31,
In thousands	2020	2019
Debt from royalty-bearing instrument (1):
Cash interest	(1,614)	(4,381)
Non-cash interest	(635)	(1,643)
Total debt from royalty-bearing instrument interest expense	(2,249)	(6,024)
Other interest expense	(356)	(602)
Total interest expense	(2,605)	(6,626)
Interest income (2)	4,901	8,499
Total interest income, net	$2,296	$1,873

(1)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the years ended December 31, 2020 and 2019 was $2.2 million and $6.0 million, respectively. In November 2020, the Company made the final payment on its royalty-bearing instrument and, as a result, no further interest from this instrument is expected to be recorded beyond 2020. The decrease in cash and non-cash interest in 2020 as compared to 2019 is a result of the decrease in the outstanding balance of the royalty-bearing instrument during 2020.

(2)

Interest income for the years ended December 31, 2020 and 2019 was $4.9 million and $8.5 million, respectively. Interest income represents income earned on cash and investment balances. As a result of COVID-19 and the related economic conditions, interest rates have decreased as compared to the prior year, resulting in a decrease in interest income.

Other income (expense), net. Other income (expense), net, for the year ended December 31, 2020 and 2019 was income of $0.1 million and expense of $0.1 million, respectively. Other income (expense), net, in the years ended December 31, 2020 and 2019 primarily consists of gains and losses on foreign exchange transactions.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2020 and 2019 was $0.7 million and $0.2 million, respectively. The provision for each year is the result of losses generated by our U.S. and non-U.S. operations for which no tax benefit has been recognized based on our position that deferred tax benefits are not more likely than not to be realized based on available evidence.

The provisions for income taxes for the years ended December 31, 2020 and 2019 include excess tax benefits of $3.7 million and $17.2 million, respectively, arising from share-based payments as a result of adopting ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.

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

Licensing and royalty revenue. Licensing and royalty revenue during the years ended December 31, 2019 and 2018 was $2.4 million and $0.8 million, respectively, an increase of $1.5 million, or 180%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•	Edding – a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016.
•

HLS – a $5.0 million up-front payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018 and a $2.5 million milestone payment that was received following FDA approval of a new indication and label expansion in December 2019.

The up-front and milestone payments are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. We do not anticipate significant revenues from international sources in 2020.

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

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. The increase in costs is primarily drive by an increase in support of publishing results of the REDUCE-IT study and preparation for sNDA submission based on the result of the REDUCE-IT study and in support of the FDA review process which led to FDA approval in December 2019 of an expanded indication for VASCEPA in the United States. Such costs also include costs for supporting VASCEPA approval in December 2019 by Health Canada and submission of VASCEPA for approval in the European Union. Partially offsetting this increase, is a non-refundable, non-creditable upfront payment made during the year ended December 31, 2018 of $2.7 million related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd.

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

Liquidity and Capital Resources

Our aggregate sources of liquidity as of December 31, 2020 are in excess of $550.0 million, with no debt. Our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $190.9 million, short-term investments of $314.0 million and long-term investments of $62.5 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2020	2019	2018
Cash (used in) provided by:
Operating activities	$(21.7)	$(9.4)	$(94.7)
Investing activities	(377.0)	(2.5)	(0.1)
Financing activities	(58.9)	409.6	271.3
(Decrease) increase in cash and cash equivalents and restricted cash	$(457.6)	$397.7	$176.5

Net cash used in operating activities during 2020 compared to 2019 increased primarily as a result of higher collections due to an increase in product sales and partially offset by costs associated with expanding our United States-based sales force, as well as increased costs of promotional activities following the new indication and expanded label of VASCEPA.

Net cash used in investing activities during the year ended December 31, 2020, compared to the same period in 2019 increased as a result of our purchasing approximately $678.7 million investment-grade interest bearing instruments during 2020, partially offset by $302.0 million in proceeds from the maturity and sale of securities.

Net cash used in financing activities during the year ended December 31, 2020 primarily reflects an increase in the payments made on our royalty-bearing instrument with CPPIB, with the final payment made in the fourth quarter of 2020. In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to VASCEPA, in exchange for $100.0 million received at the closing of the agreement which occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. In the fourth quarter of 2020, we have repaid the remaining amounts outstanding of the agreed upon $150.0 million.

Net cash provided by financing activities during the year ended December 31, 2019 is primarily due to completing a public offering of 22,222,223 ADS with each ADS representing one ordinary share at a price of $18.00 per ADS, $17.235 per ADS after commission, on July 18, 2019. In addition, we granted the underwriters a 30-day option to purchase up to an additional 3,333,333 ADS at the same price per ADS. On July 29, 2019, the underwriters exercised the full option. This public offering, including the exercised option, resulted in net proceeds of $440.1 million, after deducting customary commissions and offering expenses. Net cash provided by financing activities during the year ended December 31, 2018 is primarily due to completing a public offering in February 2018 of 19,178,082 ADSs and, in March 2018, we issued an additional 1,438,356 ADSs upon the underwriter’s partial exercise of a 30-day option to purchase additional shares. The underwriter purchased the ADSs from us at a price of $3.41 per ADS after commission, resulting in net proceeds to us of approximately $70.0 million, after deducting customary commissions and offering expenses. In November 2018, we completed a public offering of 11,111,112 ADSs. The underwriters purchased the ADSs from us at a price of $17.575 per ADS after commission, resulting in net proceeds to us of approximately $194.8 million, after deducting customary commissions and offering expenses.

As of December 31, 2020, we had net accounts receivable of $154.6 million and inventory of $188.9 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of December 31, 2020. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and expanded VASCEPA promotional activities from approval by the U.S. FDA for the cardiovascular risk reduction indication and the impact from COVID-19 on our operations and those of our customers, the generic competition in the United States as a result of our ANDA litigation and commercialization of VASCEPA in Europe. For Europe, we commenced 2021 with approximately 50 professionals involved with pre-approval and pre-launch planning and other commercial preparation activities, with plans to expand to approximately 200 professionals by the end of 2021.

We believe that our cash and cash equivalents of $187.0 million as of December 31, 2020 together with our short-term investments of $314.0 million as of December 31, 2020, will be sufficient to fund our projected operations for at least twelve months and is adequate to achieve positive cash flow from VASCEPA based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Euro, Sterling, Swiss Franc and Yen. The majority of cash and cash equivalents, investments, and the majority of our vendor relationships are denominated in U.S. dollars. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. All of our investments are held in U.S. dollars. From time to time, we maintain a small amount of our cash and cash equivalents in Euro and Pound Sterling. We purchase a portion of our supply from Novasep based on a U.S. dollar to Euro exchange rate and, as such, remain subject to currency fluctuation risk for such purchases. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, currency fluctuation would not have a material effect on our financial position or results of operations.

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. Our portfolio of held-to-maturity investments as of December 31, 2020 was composed of U.S. Treasury securities, commercial paper, corporate, CD and asset-backed securities and other government-related securities. At December 31, 2020 the Company had short-term investments and long-term investments of $376.4 million. We did not have any held-to-maturity investments in 2019. We invest funds to have a continuous inflow of cash from diversified short-term and long-term investments, consisting primarily of investment grade securities. A hypothetical 10 percent change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the balance and diversified investment portfolio.

Credit Risk. We monitor our investments with our investment managers with the objective of minimizing concentrations of credit risks. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation. Additionally, our investment policy is to invest only in institutions that meet high credit quality and diversification standards and established limits on the amount and time to maturity of investments.

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

As of December 31, 2020, or the Evaluation Date, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management has concluded that, as of December 31, 2020, our internal controls over financial reporting were effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2020. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

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

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2021 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethical responsibility that applies to our directors, officers and employees. There have been no material modifications to, or waivers from, the provisions of such code. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.amarincorp.com. You may also request a printed copy of the code, without charge, by writing to us at Amarin Pharma, Inc., 440 Route 22, Bridgewater, NJ 08807, Attention: Investor Relations. In addition, should any changes be made to our code of business conduct and ethical responsibility, we intend to disclose within four business days on our website (or in any other medium required by law or the NASDAQ): (a) the date and nature of any amendment to our code of business conduct and ethical responsibility that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (b) the nature of any waiver, including an implicit waiver, from a provision of our code of business conduct and ethical responsibility that is granted to one of these specified officers, the name of such person is granted the waiver, and the date of the waiver.

Item 11.	Executive Compensation

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2021 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2021 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2021 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2021 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

		Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.1	February 29, 2012

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, File No. 0-21392, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 4.4	February 29, 2012

4.4	Form of Series A Preference Share Terms	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, as Exhibit 4.1	March 11, 2015

4.5	Preferred Share Deposit Agreement by and among the Company, Citibank, N.A., as depositary, and all holders and beneficial owners of restricted ADSs issued thereunder	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.1	March 30, 2015

4.6	Form of American Depositary Receipt evidencing restricted ADSs representing Series A Preference Shares	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 4.2	March 30, 2015

4.7	Description of Registrant’s Securities	Annual Report on Form 10-K for the year ended December 31, 2019, File No. 0-21392, as Exhibit 4.7	February 27, 2020

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, File No. 0-21392, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.1	August 8, 2008

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.2	August 8, 2008

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.5	February 28, 2012

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.1	August 6, 2015

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date
10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2015, File No. 0-21392, as Exhibit 4.2	August 6, 2015

10.8	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.44	March 16, 2011

10.9	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.3	February 29, 2012

10.10	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.4	February 29, 2012

10.11	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-21392, as Exhibit 10.5	February 29, 2012

10.12	Letter Agreement, dated November 15, 2010, between the Company and John F. Thero*	Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-21392, as Exhibit 10.42	March 16, 2011

10.13	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.5	December 23, 2011

10.14	Letter Agreement with John Thero, dated December 23, 2011*	Current Report on Form 8-K dated December 23, 2011, File No. 0-21392, as Exhibit 10.1	December 23, 2011

10.15	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Current Report on Form 8-K dated February 16, 2012, File No. 0-21392, as Exhibit 10.1	February 16, 2012

10.16	Letter Agreement with John Thero, dated January 10, 2014*	Current Report on Form 8-K dated January 8, 2014, File No. 0-21392, as Exhibit 10.1	January 10, 2014

10.17	Amendment, dated July 6, 2015, to Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.1	August 6, 2015

10.18	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.2	August 6, 2015

10.19	Amendment, dated July 6, 2015, to Letter Agreement with John Thero, dated December 23, 2011*	Quarterly Report on Form 10-Q for the period ended June 30, 2015, File No. 0-21392, as Exhibit 10.3	August 6, 2015

10.20	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Form S-8, File No. 333-180180, as Exhibit 4.1	March 16, 2012

10.21	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Form S-8, File No. 333-180180, as Exhibit 4.2	March 16, 2012

10.22	Employment Agreement dated November 5, 2009 with John F. Thero*	Registration Statement on Form F-1, File No. 333-163704, as Exhibit 4.104	December 14, 2009

10.34	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. ††	Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 0-21392, as Exhibit 10.2	August 9, 2011

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date
10.35	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 ††	Quarterly Report on Form 10-Q for quarterly period ended June 30, 2012, File No. 0-21392, as Exhibit 10.6	August 8, 2008

10.36	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012††	Quarterly Report on Form 10-Q for quarterly period ended September 30, 2012, File No. 0-21392, as Exhibit 10.1	November 8, 2012

10.37	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP††	Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-21392, as Exhibit 10.76	February 28, 2012

10.38	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for quarterly period ended March 31, 2014, File No. 0-21392, as Exhibit 10.1	May 9, 2014

10.39

Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 0-21392, as Exhibit 10.1	May 8, 2015

10.40	Securities Subscription Agreement dated March 5, 2015, by and among Amarin Corporation plc, 667, L.P., Baker Brothers Life Sciences, L.P., Stonepine Capital, L.P. and Broadfin Healthcare Master Fund	Current Report on Form 8-K dated March 5, 2015, File No. 0-21392, File No. 0-21392, as Exhibit 10.1	March 11, 2015

10.41	Securities Subscription Agreement dated March 30, 2015, by and between Amarin Corporation plc and Sofinnova Venture Partners VII, L.P.	Current Report on Form 8-K dated March 30, 2015, File No. 0-21392, as Exhibit 10.1	March 30, 2015

10.42	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, File No. 0-21392, as Exhibit 10.1	June 30, 2016

10.43	Amendment No. 6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 0-21392, as Exhibit 4.1	August 2, 2017

10.44	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.64	February 27, 2018

10.45	First Amendment to the Co-Promotion Agreement of March 31, 2014 dated July 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc., and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 0-21392, as Exhibit 10.1	August 2, 2017

10.46	Consent and Waiver, dated December 20, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Corporation PLC, BioPharma Secured Debt Fund II Holdings Cayman LP and Pharmakon Advisors LP	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.66	February 27, 2018

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date
10.47	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.67	February 27, 2018

10.48	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-21392, as Exhibit 10.68	February 27, 2018

10.49	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, File No. 0-21392, as Exhibit 10.69	February 27, 2019

10.50	Employment Agreement, dated April 20, 2018, by and between Amarin Pharma Inc. and Aaron Berg*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 0-21392, as Exhibit 10.1	May 1, 2019

10.51	Sixth Amendment to Lease Agreement, dated April 1, 2019, by and between Amarin Pharma, Inc. and Bedminster 2 Funding, LLC	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 0-21392, as Exhibit 10.1	July 31, 2019

10.52	Online Office Agreement, dated as of April 12, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 0-21392, as Exhibit 10.2	July 31, 2019

10.53	Office Service Agreement, dated as of April 12, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 0-21392, as Exhibit 10.3	July 31, 2019

10.54	Online Office Agreement, dated as of July 3, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 0-21392, as Exhibit 10.4	July 31, 2019

10.55	Online Office Renewal Agreement dated as of October 1, 2020, by and between Amarin Pharamecueticals Ireland Limited and Regus CME Irelnad Limited	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 0-21392, as Exhibit 10.7	November 5, 2020

10.56	Online Office Renewal Agreement dated as of September 14, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 0-21392, as Exhibit 10.8	November 5, 2020

10.57	Online Office Renewal Agreement dated as of February 1, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 0-21392, as Exhibit 10.1	April 30, 2020

10.58	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 0-21392, as Exhibit 10.2	November 5, 2020

10.59	Form of Non-Qualified Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 0-21392, as Exhibit 10.3	November 5, 2020

10.60	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 0-21392, as Exhibit 10.4	November 5, 2020

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date
10.61	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 0-21392, as Exhibit 10.5	November 5, 2020

10.62	Form of Deferred Restricted Stock Unit for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 0-21392, as Exhibit 10.6	November 5, 2020

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on the signature page(s) hereto

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonmy Extension Schema Document	Filed herewith

101. CAL	Inilne XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101. DEF	Inline XBRL Taxanomy Extension Defintiion Linkbase Document	Filed herewith

101. LAB	Inline XBRL Taxanomy Extension Lable Linkbase Document	Filed herewith

101. PRE	Inline XBRL Taxanomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	Filed herewith

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
John F. Thero
President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2021

We, the undersigned officers and directors of the Registrant hereby severally constitute and appoint John F. Thero, Michael W. Kalb and Joseph Kennedy, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacitities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Thero John F. Thero	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ Michael W. Kalb Michael W. Kalb	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Director	February 25, 2021

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	February 25, 2021

/s/ Kristine Peterson Kristine Peterson	Director	February 25, 2021

/s/ David Stack David Stack	Director	February 25, 2021

/s/ Jan van Heek Jan van Heek	Director	February 25, 2021

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Product Return Reserve Estimate
Description of the Matter

At December 31, 2020, the Company recorded a liability for product returns totaling $7.8 million. As discussed in Note 14 of the financial statements, the Company sells its product to distributors that in turn resell the product to retail pharmacies for subsequent sale to patients and healthcare providers. The Company estimates variable consideration resulting from product returns based on quantitative and qualitative data from various internal and external sources.

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

To test the estimated product return reserve, we performed audit procedures that included, among others, testing management’s historical return rate calculation and testing the completeness and accuracy of sales and returns data used in the calculation. We also compared product expiration dates in the calculation to the related quality control documentation. We assessed the historical accuracy of management’s estimate and performed analytical procedures to assess the correlation of monthly sales to distributors and monthly patient prescriptions. In addition, we assessed the Company’s quarterly analysis of inventory held at various stages in the distribution channel. We confirmed prescription data directly with a third party, confirmed contract terms directly with significant customers, and tested credit memos issued subsequent to year-end for recording in the proper period. We read significant customer contracts and performed direct inquiries with management including the sales, legal, and contracting departments to identify any terms or conditions not included in customer contracts that could impact the estimate of product returns.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Iselin, New Jersey

February 25, 2021

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$186,964	$644,588
Restricted cash	3,915	3,907
Short-term investments	313,969	—
Accounts receivable, net	154,574	116,430
Inventory	188,864	76,769
Prepaid and other current assets	30,947	13,311
Total current assets	879,233	855,005
Property, plant and equipment, net	2,016	2,361
Long-term investments	62,469	—
Operating lease right-of-use asset	8,054	8,511
Other long-term assets	432	1,074
Intangible asset, net	13,817	15,258
TOTAL ASSETS	$966,021	$882,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$105,876	$49,950
Accrued expenses and other current liabilities	198,641	139,826
Debt from royalty-bearing instrument	—	50,130
Current deferred revenue	2,926	2,342
Total current liabilities	307,443	242,248
Long-Term Liabilities:
Long-term deferred revenue	15,706	18,504
Long-term operating lease liability	9,153	9,443
Other long-term liabilities	6,214	3,751
Total liabilities	338,516	273,946
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Series A Convertible Preferred Stock, £0.05 par, unlimited authorized; nil shares issued and nil outstanding at December 31, 2020 and 289,317,460 shares issued and outstanding at December 31, 2019 (equivalent to 28,931,746 ordinary shares upon future consolidation and redesignation at a 10:1 ratio)	—	21,850
Common stock, £0.50 par, unlimited authorized; 398,425,000 issued, 392,538,081 outstanding at December 31, 2020; 365,014,893 issued, 360,103,901 outstanding at December 31, 2019	290,115	269,173
Additional paid-in capital	1,817,649	1,764,317
Treasury stock; 5,886,919 shares at December 31, 2020; 4,910,992 shares at December 31, 2019	(51,082)	(35,900)
Accumulated deficit	(1,429,177)	(1,411,177)
Total stockholders’ equity	627,505	608,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$966,021	$882,209

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Product revenue, net	$607,025	$427,391	$228,371
Licensing and royalty revenue	7,035	2,364	843
Total revenue, net	614,060	429,755	229,214
Less: Cost of goods sold	131,444	96,019	54,543
Gross margin	482,616	333,736	174,671
Operating expenses:
Selling, general and administrative	463,312	323,623	226,996
Research and development	38,959	34,392	55,900
Total operating expenses	502,271	358,015	282,896
Operating loss	(19,655)	(24,279)	(108,225)
Interest income	4,901	8,499	1,074
Interest expense	(2,605)	(6,626)	(8,872)
Other income (expense), net	104	(75)	(326)
Loss from operations before taxes	(17,255)	(22,481)	(116,349)
Provision for income taxes	(745)	(164)	(96)
Net loss	(18,000)	(22,645)	(116,445)
Loss per share:
Basic	$(0.05)	$(0.07)	$(0.39)
Diluted	$(0.05)	$(0.07)	$(0.39)
Weighted average shares outstanding:
Basic	381,759	342,538	297,237
Diluted	381,759	342,538	297,237

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2017	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,271,869)	$(65,100)
Cumulative-effect adjustment	—	—	—	—	—	—	—	(218)	(218)
January 1, 2018	328,184,640	272,719,044	(1,697,033)	$24,364	$208,768	$977,866	$(4,229)	$(1,272,087)	$(65,318)
Issuance of common stock, net of transaction costs	—	31,727,550	—	—	21,744	243,096	—	—	264,840
Issuance of common stock under employee stock purchase plan	—	312,257	—	—	203	840	—	—	1,043
Exchange of exchangeable senior notes, net of transaction costs	—	7,716,046	—	—	5,011	24,358	—	—	29,369
Conversion of Series A Convertible Preferred Stock, net	(38,867,180)	3,886,718	—	(2,514)	2,514	(39)	—	—	(39)
Exercise of stock options	—	8,138,305	—	—	5,309	21,093	—	—	26,402
Vesting of restricted stock units	—	4,610,943	(1,563,817)	—	3,114	(3,114)	(6,184)	—	(6,184)
Stock-based compensation	—	—	—	—	—	18,662	—	—	18,662
Loss for the period	—	—	—	—	—	—	—	(116,445)	(116,445)
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Issuance of common stock, net of transaction costs	—	25,555,556	—	—	15,879	424,229	—	—	440,108
Issuance of common stock under employee stock purchase plan	—	123,031	—	—	79	2,086	—	—	2,165
Issuance of common stock for milestone payment	—	257,713	—	—	173	6,043	—	—	6,216
Exercise of stock options	—	5,997,919	—	—	3,876	20,602	—	—	24,478
Vesting of restricted stock units	—	3,969,811	(1,650,142)	—	2,503	(2,503)	(25,487)	—	(25,487)
Stock-based compensation	—	—	—	—	—	31,098	—	—	31,098
Loss for the period	—	—	—	—	—	—	—	(22,645)	(22,645)
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Conversion of Series A Convertible Preferred Stock, net	(289,317,460)	28,931,746	—	(21,850)	18,020	3,326	—	—	(504)
Issuance of common stock under employee stock purchase plan	—	347,153	—	—	225	1,732	—	—	1,957
Exercise of stock options	—	1,623,460	—	—	1,062	4,096	—	—	5,158
Vesting of restricted stock units	—	2,507,748	(975,927)	—	1,635	(1,635)	(15,182)	—	(15,182)
Stock-based compensation	—	—	—	—	—	45,813	—	—	45,813
Loss for the period	—	—	—	—	—	—	—	(18,000)	(18,000)
December 31, 2020	—	398,425,000	(5,886,919)	$—	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,000)	$(22,645)	$(116,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	597	180	23
Amortization of investments	1,602	—	—
Stock-based compensation	45,813	30,917	18,806
Amortization of debt discount and debt issuance costs	635	1,644	2,183
Amortization of intangible asset	1,441	679	646
Changes in assets and liabilities:
Accounts receivable, net	(38,144)	(49,907)	(21,205)
Inventory	(112,095)	(18,967)	(27,542)
Prepaid and other current assets	(17,636)	(10,366)	510
Other long-term assets	642	(900)	—
Interest receivable	(1,329)	—	—
Accrued interest payable	(428)	(210)	(310)
Deferred revenue	(2,214)	136	1,656
Accounts payable, accrued expenses and other current liabilities	114,741	65,913	37,602
Other long-term liabilities	2,629	(5,840)	9,373
Net cash used in operating activities	(21,746)	(9,366)	(94,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	301,989	—	—
Purchases of securities	(678,700)	—	—
Purchases of furniture, fixtures and equipment	(252)	(2,478)	(58)
Net cash used in investing activities	(376,963)	(2,478)	(58)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	440,108	264,840
Proceeds from issuance of common stock under employee stock purchase plan	1,957	2,165	1,043
Proceeds from exercise of stock options, net of transaction costs	5,158	24,478	26,402
Payment of transaction costs for conversion of preferred stock	(504)	—	(39)
Payment on debt from royalty-bearing instrument	(50,336)	(31,652)	(14,690)
Transaction costs related to exchange of exchangeable senior notes	—	—	(121)
Taxes related to stock-based awards	(15,182)	(25,487)	(6,184)
Net cash (used in) provided by financing activities	(58,907)	409,612	271,251
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(457,616)	397,768	176,490
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	648,495	250,727	74,237
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$190,879	$648,495	$250,727
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,043	$4,591	$21,527
Income taxes	$207	$67	$850
Supplemental disclosure of non-cash transactions:
Laxdale milestone	$—	$8,457	$—
Initial recognition of operating lease right-of-use asset	$—	$8,995	$—
Exchange of exchangeable senior notes into common stock	$—	$—	$29,490
Conversion of Series A Convertible Preferred Stock into common stock	$18,020	$—	$2,514

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

The Company’s lead product, VASCEPA® (icosapent ethyl), was first approved by the United States Food and Drug Administration, or FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. In January 2013, the Company launched 1-gram size VASCEPA in the United States, or U.S., and in October 2016, introduced a smaller 0.5-gram capsule size. On December 13, 2019, the FDA approved a new indication and label expansion for VASCEPA based on the results of the Company’s long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients. VASCEPA is also available for sale by prescription only in Canada, Lebanon and the United Arab Emirates through collaborations and is also in development in other jurisdictions.

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generics companies in Amarin’s patent litigation related to its abbreviated new drug applications, or ANDAs, that seek FDA approval for sale of generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On May 22, 2020 and August 10, 2020, the two generics companies, Hikma Pharmaceutical USA Inc., or Hikma, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, respectively, received FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generics companies. On October 2, 2020, the Company filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, the Company’s rehearing and en banc petitions were denied. On February 11, 2021, Amarin filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear the Company’s appeal in this litigation.

In August 2020, the Company announced plans to launch icosapent ethyl under the brand name VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through the Company’s new European sales and marketing teams. On January 29, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the European Union, or EU, for the reduction of risk of cardiovascular events in patients at high cardiovascular risk. The CHMP recommendation is now expected to be reviewed by the European Community, or EC, with a decision expected to take place within 67 days of the CHMP opinion.

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On February 9, 2021, the Company announced that regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA based on the results from the Phase 3 clinical trial and the results from the Company’s prior studies of VASCEPA. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada.

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including in Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or

GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2020, 2019 and 2018 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the current global pandemic, COVID-19.

At December 31, 2020, the Company had Total assets of $966.0 million, of which $563.4 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $879.2 million, including Cash and cash equivalents of $187.0 million, Short-term investments of $314.0 million, Accounts receivable, net, of $154.6 million and Inventory of $188.9 million. In addition, at December 31, 2020, the Company had Long-term investments of $62.5 million. At December 31, 2020, the Company had no debt outstanding.

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

Revenue Recognition

In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and licensing revenue, see Note 14—Revenue Recognition.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances at December 31, 2020 and 2019:

In thousands	December 31, 2020	December 31, 2019
Gross trade accounts receivable	$203,875	$149,567
Trade allowances	(36,242)	(29,261)
Chargebacks	$(12,114)	(3,876)
Allowance for doubtful accounts	(945)	—
Accounts receivable, net	$154,574	$116,430

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

Intangible Asset, net

Intangible asset, net consists of milestone payments to the former shareholders of Laxdale Limited, or Laxdale, related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012 and the expanded label in 2019 and is amortized over its estimated useful life on a straight-line basis. See Note 8—Commitments and Contingencies for further information regarding other obligations related to the acquisition of Laxdale Limited.

Costs for Patent Litigation and Legal Proceedings

Costs for patent litigation or other legal proceedings are expensed as incurred and included in Selling, general and administrative expense.

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including: salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in its drug candidates; and infrastructure costs, including facilities costs and depreciation expense. In addition, research and development costs include the costs of product supply received from suppliers when such receipt by the Company is prior to regulatory approval of the supplier, as well as license fees related to the Company’s strategic collaboration with Mochida Pharmaceutical Co., Ltd., or Mochida.

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or IRS, and states. The Company is currently under audit by the IRS for the Company’s 2018 U.S. income tax return and by the New Jersey Department of Treasury for the years 2012 to 2015. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2020, 2019, and 2018 are as follows:

In thousands	2020	2019	2018
Net loss—basic and diluted	$(18,000)	$(22,645)	$(116,445)
Weighted average shares outstanding—basic and diluted	381,759	342,538	297,237
Net loss per share—basic and diluted	$(0.05)	$(0.07)	$(0.39)

For the years ended December 31, 2020, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

In thousands	2020	2019	2018
Stock options	16,664	15,619	19,263
Restricted stock and restricted stock units	7,710	6,921	9,633
Preferred stock (if converted)	—	28,932	28,932

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 38%, 29%, and 25%, respectively, of gross product sales for the year ended December 31, 2020 and represented 31%, 18%, and 37%, respectively, of the gross accounts receivable balance as of December 31, 2020. Customers A, B, and C accounted for 36%, 29% and 25%, respectively, of gross product sales for the year ended December 31, 2019 and represented 35%, 20%, and 37%, respectively, of the gross accounts receivable balance as of December 31, 2019. The Company has not experienced any significant write-offs of its accounts receivable.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$88,266	$88,266	$—	$—
U.S. Treasury Shares	48,356	48,356	—	—
Corporate Bonds	179,864	—	179,864	—
Commercial Paper	106,650	—	106,650	—
Agency Securities	20,782	—	20,782	—
Repo Securities	10,000	—	10,000	—
Asset Backed Securities	8,599	—	8,599	—
Certificate of Deposit	6,125	—	6,125	—
Non-US Government	5,240	—	5,240	—
Total	$473,882	$136,622	$337,260	$—

	December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$10,078	$10,078	$—	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s held-to-maturity investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities greater than 90 days and less than twelve months are included in short-term investments on its consolidated balance sheet. Those with remaining maturities in excess of twelve months are included in long-term investments on its consolidated balance sheet.

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain for the year ended December 31, 2020 and 2019 was $0.5 million and nil, respectively. Interest on investments is reported in interest income.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amounts and the estimated fair values of the debt from royalty-bearing instrument as of December 31, 2020 and 2019 are as follows:

	December 31, 2020		December 31, 2019
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt from royalty-bearing instrument	$—	$—	$49,702	$50,400

The estimated fair value of the debt from royalty-bearing instrument was calculated utilizing the same Level 3 inputs utilized in valuing the related derivative liability (see Derivative Liabilities below). The carrying value of the debt from royalty-bearing instrument was net of the unamortized debt discounts and issuance costs as of both December 31, 2020 and 2019.

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

Long-Term Debt Redemption Feature

The Company’s December 2012 royalty-bearing instrument financing arrangement (discussed in Note 7—Debt) was repaid in quarterly increments from 2013 through 2020. After the quarterly payment in the fourth quarter of 2020, the instrument has been fully repaid. This royalty-bearing instrument contained a redemption feature whereby, upon a change of control, the Company would have been required to repay $150.0 million, less any previously repaid amount. The Company determined this redemption feature was an embedded derivative, which was carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the embedded derivative was calculated using a probability-weighted model incorporating management estimates of future revenues and for a potential change in control, and by determining the fair value of the debt with and without the change in control provision included.

As of December 31, 2020, having fully repaid the royalty-bearing instrument, the fair value and carrying value are both nil. The fair value of this derivative liability was remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2019, the fair value of the derivative was determined to be nil based on underlying assumptions, and the debt was valued by comparing debt issues of similar companies with (i) remaining terms of between 1.9 and 7.3 years, (ii) coupon rates of between 6.0% and 11.5% and (iii) market yields of between 5.2% and 16.8%.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which clarified that in collaborative arrangements where the counterparty is a customer for a good or service that is a distinct unit of account is required to be accounted for under ASC 606. The Company adopted this standard effective January 1, 2020, which did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this standard effective January 1, 2020, which did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires earlier recognition of credit losses on loans and other financial instruments held by entities, including trade receivables. The new standard requires entities to measure all expected credit losses for financial assets held at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this standard effective January 1, 2020, which did not have a material impact on the Company’s consolidated financial statements.

The Company also considered the following recent accounting pronouncement which was not yet adopted as of December 31, 2020:

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

(3)    Intangible Asset

Intangible asset consists of the historical acquisition cost of certain technology rights for VASCEPA. Upon approval by FDA on December 13, 2019 of a new indication of VASCEPA, a milestone for £5 million was achieved, which resulted in the Intangible asset increasing by $8.5 million. Refer to Note 9 — Equity for further discussion of the milestone payment. The Intangible asset has an estimated weighted-average remaining useful life of 9.6 years. The carrying value as of December 31, 2020 and 2019 is as follows:

In thousands	December 31, 2020	December 31, 2019
Technology rights	$20,081	$20,081
Accumulated amortization	(6,264)	(4,823)
Intangible asset, net	$13,817	$15,258

Amortization expense for the years ended December 31, 2020 and 2019 was $1.4 million and $0.7 million, respectively. Estimated future amortization expense, based upon the Company’s intangible asset, as of December 31, 2020 is as follows:

In thousands
Year Ending December 31,	Amount
2021	$1,442
2022	1,442
2023	1,442
2024	1,442
2025	1,442
Thereafter	6,607
Total	$13,817

(4)    Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the FDA. Inventories as of December 31, 2020 and 2019 consist of the following:

In thousands	December 31, 2020	December 31, 2019
Raw materials	$50,657	$19,455
Work in process	30,388	12,031
Finished goods	107,819	45,283
Inventory	$188,864	$76,769

(5)    Property, Plant and Equipment

Property, plant and equipment as of December 31, 2020 and 2019 consist of the following:

In thousands	Useful Life (in years)	December 31, 2020	December 31, 2019
Furniture and fixtures	5	$1,699	$1,636
Leasehold improvements	lesser of useful life or lease term	1,026	714
Software	3 - 5	617	617
Computer equipment	3 - 5	290	290
Construction in progress		—	123
Property, plant and equipment		3,632	3,380
Accumulated depreciation and amortization		(1,616)	(1,019)
Property, plant and equipment, net		$2,016	$2,361

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over its estimated useful life. Depreciation expense for the years ended December 31, 2020, 2019, and 2018 were $0.6 million, $0.2 million, and less than $0.1 million, respectively. Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

(6)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2020 and 2019:

In thousands	December 31, 2020	December 31, 2019
Payroll and payroll-related expenses	$22,772	$21,204
Sales and marketing accruals	6,220	8,221
Accrued revenue allowances	140,863	93,815
All other	28,786	16,586
Accrued expenses and other current liabilities	$198,641	$139,826

(7)    Debt

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

As of December 31, 2020, the $150.0 million was repaid in full to CPPIB and as such, the Company has no outstanding debt. During the year ended December 31, 2020, the Company made repayments under the agreement of $52.4 million to CPPIB, with the final payment owed to CPPIB being made in November 2020 for $9.6 million.

During the year ended December 31, 2020, the Company recorded cash and non-cash interest expense of $1.6 million and $0.6 million, respectively, in connection with the royalty-bearing instrument. During the year ended December 31, 2019, the Company recorded $4.4 million and $1.6 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument.

(8)    Commitments and Contingencies

Litigation

On February 22, 2019, a purported investor in the Company’s publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). On March 12, 2019, another purported investor filed a substantially similar lawsuit captioned Richard Borghesi v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 3:19-cv-08423 (D.N.J. March 12, 2019). On May 14, 2019 the court consolidated the cases under the caption In re Amarin Corporation PLC Securities Litigation, No. 3:19-cv-06601 and appointed two other purported shareholders, Dan Kotecki and the Gaetano Cecchini Living Trust, as Co-Lead Plaintiffs.

Co-Lead Plaintiffs filed a consolidated amended complaint, or Amended Complaint, on July 22, 2019 that adds as defendants the Company’s current chief medical officer and the Company’s former chief executive officer, who is a current director. The Amended Complaint alleges that from September 24, 2018 to November 9, 2018 the Company misled investors by releasing topline results for the REDUCE-IT study without disclosing data on biomarker increases in the placebo group as compared with baseline measurement. The Amended Complaint alleges that these data suggest that the mineral oil placebo used in the REDUCE-IT study may have interfered with statin absorption in the placebo group, which they allege may have increased adverse outcomes in the placebo group. The Amended Complaint further alleges that these purported misrepresentations and omissions inflated the share price. Based on these allegations, the suit asserts claims under the Securities Exchange Act of 1934 and seeks unspecified monetary damages and attorneys’ fees and costs.

A court determination on the Company’s motion to dismiss this litigation is pending. The Company believes that it has valid defenses and will vigorously defend against the claims, but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims. The Company has insurance coverage that is anticipated to cover any significant loss exposure that may arise from this action after payment by the Company of the associated deductible obligation.

In September and October 2016, the Company received paragraph IV certification notices from four companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of VASCEPA as described in those companies’ ANDAs. The Company filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties (collectively, “Roxane”) in the Nevada Court. The case against Roxane was captioned Amarin Pharma, Inc. et al. v. Roxane

Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada Court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, West-Ward) as its agent for FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward was then captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, the Company filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, the Company filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited (collectively, “Teva”) in the Nevada Court. The case against Teva was captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, the Company sought, among other remedies, an order enjoining each defendant from marketing generic versions of VASCEPA before the last to expire of the asserted patents in 2030.

The fourth ANDA applicant referenced above is Apotex Inc., or Apotex, which sent the Company a paragraph IV certification notice in September 2016. The notice reflected that Apotex made a paragraph IV notice as to some, but not all, of the patents listed in the Orange Book for VASCEPA.

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

On May 24, 2018, the Company entered into a settlement agreement with Teva that resolved its ANDA patent litigation as it relates to Teva’s as amended ANDA for both the 1-gram and 0.5-gram dose strengths of VASCEPA. As part of the settlement agreement, Teva may, subject to procurement of product supply, sell a generic version of VASCEPA in the United States now that the U.S. Federal Circuit Court of Appeals issued its mandate following our Nevada Court trial appeal lost at the level. The settlement agreement with Teva also substantially resolved litigation with Teva that could have ensued related to the December 2019 cardiovascular risk reduction indication of VASCEPA based on the REDUCE-IT study.

In July 2018, as anticipated, the Company received a paragraph IV certification notice from DRL contending that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of VASCEPA, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram VASCEPA patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement lawsuit against DRL in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, the Company is sought, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of VASCEPA before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and the Company have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case.

The trial for the ANDA patent litigation against defendants DRL and Hikma, and certain of their respective affiliates, or the Defendants, took place in the Nevada Court (case no.: 2:16-cv-02525-MMD-NJK (consolidated with 2:16-cv=02562=MMD-NJK). Following conclusion of the trial in late January 2020, the Nevada Court, on March 30, 2020, decided in favor of the Defendants, ruling that the relevant patents are invalid due to obviousness. Amarin appealed this decision to the Federal Circuit (case no.: 20-1723).

In June 2020, the Company entered into a settlement agreement with Apotex that resolved patent litigation that was expected to result from the ANDA filed by Apotex with the FDA, which ANDA was amended in May 2020, seeking approval of a generic form of VASCEPA capsules based on the MARINE study. As part of the settlement agreement, Apotex may, subject to FDA approval of its ANDA and procurement of product supply, sell a generic version of VASCEPA with MARINE indication labeling in the United

States now that the U.S. Federal Circuit Court of Appeals issued its mandate following our Nevada Court trial appeal loss at the level (the same such date provided for under the 2018 settlement agreement with Teva). The settlement agreement with Apotex also substantially resolved litigation with Apotex that could have ensued related to the December 2019 cardiovascular risk reduction indication of VASCEPA based on the REDUCE-IT study. Apotex may amend its label under our settlement agreement to include the REDUCE-IT indication after expiration of the associated Hatch-Waxman Act regulatory exclusivity expires in December 2022.

On September 3, 2020, the U.S. Court of Appeal for the Federal Circuit upheld the March 2020 trial ruling by the Nevada Court in favor of Hikma and DRL. On October 2, 2020, the Company filed a combined petition for panel rehearing or rehearin en banc (case no.: 20-1723-1901), which was denied. On February 11, 2021, the Company filed a petition for a writ of certiorari with the United States Supreme Court to ask the Supreme Court to hear the appeal in this litigation (case no.: 20-1119). That petition is pending.

In November 2020, the Company filed a new patent infringement lawsuit against Hikma in the United States District Court in Delaware. The complaint alleges that Hikma has induced the infringement of VASCEPA-related cardiovascular risk reduction U.S. Patent Nos. 9,700,537 (Composition for preventing the occurrence of cardiovascular event in multiple risk patient), 8,642,077 (Stable pharmaceutical composition and methods of using same), and 10,568,861 (Methods of reducing the risk of a cardiovascular event in a subject at risk for cardiovascular disease) by making, selling, offering to sell and importing generic icosapent ethyl capsules in or into the United States. The Company is seeking remedies including a permanent injunction against Hikma’s unlawful inducement of infringing uses of its generic product to reduce cardiovascular risk and monetary damages in an amount sufficient to compensate the Company for such infringement.

In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net, LLC. Through insurance coverage and economic incentives the Company alleges that Health Net, LLC has actively induced pharmacies to dispense, and patients to use, Hikma generic icosapent ethyl capsules in infringement of the related patents. In the complaint, the Company is seeking remedies including a permanent injunction against the unlawful inducement by Hikma and Health Net, LLC of infringing uses of the Hikma generic product, i.e., uses to reduce cardiovascular risk as detailed in the patents, and monetary damages in an amount sufficient to compensate the Company for such infringement. The Company is considering its legal options against parties similarly situated to Health Net, LLC and Hikma and acting in concert with either by making or selling any drug product or component thereof covered by the subject patents, or inducing others to do the same.

The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

In June 2020, the Company received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing the Company that the DOJ is investigating whether aspects of its promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by the Company and its previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires the Company to produce documents and answer written questions, or interrogatories, relevant to the specified time period. Amarin is cooperating with the DOJ and cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company’s business.

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

Pursuant to the supply agreements, there is a total of approximately $326.1 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

Under the 2004 share repurchase agreement with Laxdale upon receipt of marketing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million (approximately $10.2 million as of December 31, 2020). Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5.0 million (approximately $6.8 million as of December 31, 2020) for the potential market approval.

The Company has no provision for any of the obligations above since the amounts are either not paid or payable as of December 31, 2020.

    Marketing Obligations

As of December 31, 2020, the Company had certain marketing commitments, consisting of communication costs related to the direct-to-consumer activities, totaling approximately $7.3 million.

(9)    Equity

Preferred Stock

As of December 31, 2020, the Company had no preferred stock outstanding.

On March 5, 2015, the Company entered into a subscription agreement with four institutional investors, or the Purchasers, including both existing and new investors, for the private placement of 352,150,790 restricted American Depositary Shares, each representing one (1) share of Amarin’s Series A Convertible Preference Shares, par value £0.05 per share, in the capital of the Company, or Series A Preference Shares, resulting in gross proceeds to the Company of $52.8 million, before deducting estimated offering expenses of approximately $0.7 million. For each restricted American Depositary Share, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis). The closing of the private placement occurred on March 30, 2015. As of December 31, 2020, all such Series A Preference Shares, as well as the Series A Preference Shares issued in the second private placement as discussed below, had been converted to ordinary shares at the request of the holders such that none remain outstanding.

Each ten (10) Series A Preference Shares were able to be consolidated and redesignated as one (1) ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by American Depositary Shares, or ADSs, provided that consolidation would be prohibited if, as a result, the holder of such Series A Preference Shares and its affiliates would beneficially own more than 9.9% (increased from 4.99% effective March 2020) of the total number of Amarin ordinary shares or ADSs outstanding following such redesignation, or the Beneficial Ownership Limitation. By written notice to the Company, a holder was able to from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage not in excess of 19.9% specified in such notice; provided that any such increase would not be effective until the sixty-first (61st) day after such notice was delivered to the Company. This consolidation and redesignation was able to be effected by a holder of Series A Preference Shares following the first to occur of the resale of the ADSs representing the ordinary shares being registered for resale under the Securities Act pursuant to an effective registration statement, following any sale of the ADSs representing the ordinary shares pursuant to Rule 144 under the Securities Act, or if such ADSs representing the ordinary shares were eligible for sale under Rule 144, following the expiration of the one-year holding requirement under Rule 144.

Except as otherwise provided in the Series A Preference Share Terms or as required by applicable law, the Series A Preference Shares had no voting rights. However, as long as any Series A Preference Shares were outstanding, the Company could not, without the approval of the holders of seventy-five percent (75%) of the then outstanding Series A Preference Shares, alter or change adversely the powers, preferences or rights attaching to the Series A Preference Shares or enter into any agreement with respect to the foregoing.

Holders of the Series A Preference Shares were entitled to receive, and the Company was required to pay, dividends (other than dividends in the form of ordinary shares) on the Series A Preference Shares equal (on an as-if-converted-to-ordinary-shares basis) to and in the same form as dividends (other than dividends in the form of ordinary shares) actually paid on ordinary shares when, as and if such dividends (other than dividends in the form of ordinary shares) were paid on the ordinary shares.

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

During the years ended December 31, 2020, 2018, and 2015, the Company issued 28,931,746, 3,886,718, and 6,283,333 ADSs, respectively, upon consolidation and redesignation of Series A Preference Shares at the request of the holders, such that no Series A Preference Shares remained outstanding as of December 31, 2020.

Common Stock

During the year ended December 31, 2020, other than as described elsewhere in this Annual Report on Form 10-K, including in the Notes to Consolidated Financial Statements, the Company did not engage in any transactions involving its common stock. Refer to Preferred Stock above for discussion of the consolidation and redesignation of Series A Preference Shares which resulted in the issuance of ordinary shares. Refer to Incentive Equity Awards below for discussion of ordinary shares issued as a result of stock option exercises and restricted stock unit vestings. Refer to Note 11—Stock Incentive Plans and Stock Based Compensation for discussion of shares issued under the Company’s employee stock purchase plan.

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

Incentive Equity Awards

The Company issues incentive equity awards, including incentive and non-qualified stock options and restricted stock units, under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, which is the successor to the Amarin Corporation plc 2011 Stock Incentive Plan, as amended, or the 2011 Plan, and the Amarin Corporation plc 2002 Stock Option Plan, as amended, or the 2002

Plan, and together with the 2020 Plan and 2011 Plan, the Plans. Refer to Note 11—Stock Incentive Plans and Stock Based Compensation for further information regarding the Company’s incentive equity plans and awards.

As of December 31, 2020, there were an aggregate of 16,664,260 stock options and 7,710,388 restricted stock units, or RSUs, outstanding, representing approximately 4% and 2%, respectively, of outstanding shares on a fully diluted basis.

During the years ended December 31, 2020 and 2019, the Company issued 1,623,460 and 5,997,919 shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $5.2 million during the year ended December 31, 2020 and $24.5 million during the year ended December 31, 2019.

During the years ended December 31, 2020 and 2019, the Company issued 2,507,748 and 3,969,811 common shares, respectively, related to the vesting of RSUs of which 975,927 and 1,650,142 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. Of these shares issued during the year ended December 31, 2020, in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth, the Company issued 1,240,584 common shares upon vesting of performance-based RSUs granted in 2017 and 2018, of which 514,784 shares were retained as treasury shares as settlement of employee tax obligations. These performance-based RSUs will continue to vest ratably monthly through August 2021.

During the years ended December 31, 2020 and 2019, the Company granted a total of 2,890,450 and 2,589,400 stock options, respectively, and 1,811,470 and 782,802 RSUs, respectively, to employees under the Plans. The RSUs typically vest annually over a three-year period and the stock options typically vest quarterly over a four-year period. Also during 2020 and 2019, the Company granted a total of 1,483,400 and 645,000 RSUs, respectively, to employees under the Plans that vest upon the achievement of specified performance conditions.

In addition, during the years ended December 31, 2020 and 2019, the Company granted a total of 210,764 and 58,721 stock options, respectively, and 164,657 and 45,163 RSUs, respectively, to members of the Company’s Board of Directors under the Plans. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

(10)    Income Taxes

Interest and penalties related to any uncertain tax positions have historically been insignificant. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $5.6 million and nil as of December 31, 2020 and 2019, respectively.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

In thousands	2020	2019	2018
Beginning uncertain tax benefits	$26,743	$6,815	$1,734
Prior year—increases	2,428	295	296
Prior year—decreases	(5,391)	—	(762)
Current year—increases	254	19,633	5,547
Ending uncertain tax benefits	$24,034	$26,743	$6,815

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2020:

Jurisdiction	Tax Years
United States—Federal	2017-2020
United States—State	2012-2020
Ireland	2016-2020
United Kingdom	2019-2020

The Company does not expect any gross liabilities to expire in 2021 based on statutory lapses or audits.

The components of loss from operations before taxes were as follows for the years ended December 31, 2020, 2019 and 2018:

In thousands	2020	2019	2018
United States	$14,915	$10,269	$(13,583)
Ireland and United Kingdom	(32,170)	(32,750)	(102,766)
	$(17,255)	$(22,481)	$(116,349)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2020, 2019 and 2018:

In thousands	2020	2019	2018
Current:
United States—Federal	$45	$—	$4
United States—State	700	164	92
Total current	$745	$164	$96
Deferred:
United States—Federal	1,972	1,777	(1,968)
United States—State	1,956	(914)	(1,325)
Ireland and United Kingdom	(26,793)	1,278	(5,435)
Change in valuation allowance	22,865	(2,141)	8,728
Total deferred	$—	$—	$—
Provision for income taxes	$745	$164	$96

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2020, 2019 and 2018:

In thousands	2020	2019	2018
Benefits from taxes at statutory rate	$(4,314)	$(5,620)	$(29,087)
Rate differential	128	3,009	9,796
Change in valuation reserves	22,865	(2,141)	8,728
Derivative liabilities	—	—	337
Nondeductible employee compensation	6,122	5,472	3,058
Stock option/RSU windfall	(3,262)	(14,342)	(7,684)
ISO Disqualifying Disposition Windfall	(253)	(2,849)	—
Research and development credits	(6,225)	(1,607)	(1,438)
Tax return to provision adjustments	(138)	(3,222)	6,736
Net Operating Loss Carryback	(2,465)	—	—
Cumulative translation adjustment	(10,852)	2,025	5,711
Permanent and other	(4,283)	(443)	(404)
Non-deductible interest expense	—	—	267
Tax reserves	3,422	18,799	4,956
Corscianto Liquidation	—	1,727	—
Long-term debt from royalty-bearing instrument	—	(644)	(880)
Provision for income taxes	$745	$164	$96

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2020, 2019, and 2018, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years. We recorded an income tax benefit of $2.5 million for the year ended December 31, 2020 as a result of these loss carrybacks and an income tax benefit of nil for the years ended December 31, 2019 and 2018, respectively.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2020, 2019 and 2018 includes $3.7 million, $21.9 million and $7.7 million of excess tax benefits, respectively, arising from share-based payments during the period.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2020 and 2019 is as follows:

In thousands	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses	$125,859	$118,220
Stock-based compensation	7,565	7,111
Tax credits	14,690	9,149
Lease Liability	2,219	2,715
Other reserves and accrued liabilities	14,702	5,580
Gross deferred tax assets	165,035	142,775
Less: valuation allowance	(160,841)	(137,976)
Total deferred tax assets	4,194	4,799
Deferred tax liabilities:
Depreciation and amortization	(2,399)	(2,544)
Lease Asset	(1,784)	(2,242)
Other liabilities	(11)	(13)
Total deferred tax liabilities	(4,194)	(4,799)
Net deferred tax assets	$—	$—

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, U.S., UK, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2020 and 2019:

In thousands	2020	2019
Beginning valuation allowance	$137,976	$140,117
Increase (decrease) as reflected in income tax expense	12,453	(114)
Cumulative translation adjustment	10,412	(2,027)
Ending valuation allowance	$160,841	$137,976

During 2020, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets.

The Company has combined U.S., Irish, UK, and Israeli net operating loss carryforwards of $900.5 million, which do not expire. The total net operating loss carryforwards increased by approximately $38.7 million from the prior year primarily as a result of current year losses generated by the Company’s U.S. and Irish subsidiaries, the impact of foreign exchange rate changes, and adjustments to reconcile the financial statement accounts to the amounts reported on the filed 2019 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $13.0 million and state tax credit carryforwards of $4.0 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2024 and 2040, may be used to offset future taxable income, if any.

As of December 31, 2020, there are no earnings that have been retained indefinitely for reinvestment by foreign subsidiary; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings or the recovery of the Company’s investment in its subsidiaries as the amount of the related unrecognized deferred income tax liability is zero.

The Company's and its subsidiaries' income tax returns are periodically examined by various taxing authorities. The Company is currently under audit by the IRS for the Company’s 2018 U.S. income tax return and by the New Jersey Department of Treasury for the years 2012 to 2015. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company's consolidated financial position or results of operations.

(11)    Stock Incentive Plans and Stock-Based Compensation

On March 16, 2020, the Company’s Board of Directors, upon the recommendation of the Remuneration Committee, adopted, subject to shareholder approval, the 2020 Stock Incentive Plan, or 2020 Plan, which was subsequently approved by the Company’s shareholders on July 13, 2020 at the Annual General Meeting of Shareholders. The 2020 Plan is the successor to the Company’s 2011 Stock Option Plan, as amended, or the 2011 Plan, which was set to expire on July 12, 2021, and the Company’s 2002 Stock Option Plan, as amended, or the 2002 Plan, and together with the 2020 Plan and 2011 Plan, the Plans.

The maximum number of the Company’s Ordinary Shares of £0.50 each or any ADS’s, as to be issued under the 2020 Plan shall not exceed the sum of (i) 20,000,000 shares and (ii) the number of Shares that remained available for grants under the Company’s 2011 Plan as of July 13, 2020. If any award over shares granted and outstanding under the Plans expires or is forfeited, surrendered, canceled or otherwise terminated, the shares may be made available for subsequent grants under the Plan. The award of stock options (both incentive and non-qualified options) and restricted stock units, and awards of unrestricted shares to Directors are permitted. The 2020 Plan is administered by the Remuneration Committee of the Company’s Board of Directors and expires on July 13, 2030.

Stock Options

Under the terms of the Plans, stock options typically vest over a four-year period, expire after a ten-year term and are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2020:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	15,619	$6.43
Granted	3,101	14.43
Forfeited	(403)	15.53
Expired	(30)	13.82
Exercised	(1,623)	3.18
Outstanding as of December 31, 2020	16,664	8.00	6.5 years	$23,174
Exercisable as of December 31, 2020	11,533	5.46	5.6 years	$22,110
Vested and expected to vest as of December 31, 2020	16,408	$7.91	6.5 years	$23,121
Available for future grant as of December 31, 2020	21,885

The weighted average grant date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was $14.43, $17.07, and $7.82, respectively. The total grant date fair value of options vested during the years ended December 31, 2020, 2019, and 2018 was $22.5 million, $14.5 million, and $7.7 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company received proceeds from the exercise of options of $5.2 million, $24.5 million, and $26.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $9.0 million, $90.5 million, and $69.7 million, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2020, there was $45.6 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight-line basis.

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

Employee stock options generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The vesting of certain stock options is contingent upon the attainment of performance criteria. The probability that such criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. The Company recorded compensation expense in relation to stock options of $22.4 million, $16.3 million, and $8.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

For 2020, 2019, and 2018, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2020	2019	2018
Risk-free interest rate	0.33% - 1.74%	1.55% - 2.95%	2.18% - 3.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	84% - 99%	92% - 94%	71% - 92%

Restricted Stock Units

The Plans also allow for granting of restricted stock unit awards under the terms of the Plans. The restricted stock units vest based upon a time-based service condition, a performance condition, or both. The probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. Restricted stock units are recorded as compensation expense based on fair value, representing the market value of the Company’s common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis through the statement of operations over the service period until the shares have vested. The following table presents the restricted stock unit activity for the years ended December 31, 2020 and 2019:

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	6,921	6.34
Granted	3,460	13.12
Vested	(2,508)	5.12
Forfeited	(163)	11.72
Outstanding as of December 31, 2020	7,710	$9.67

The Company recorded compensation expense in relation to restricted stock units of $23.4 million, $14.6 million, and $10.6 million for the years ended December 31, 2020, 2019, and 2018 respectively.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2020, 2019, and 2018:

In thousands	2020	2019	2018
Research and development	$6,568	$4,615	$2,898
Selling, general and administrative	39,245	26,302	15,908
Stock-based compensation expense	$45,813	$30,917	$18,806

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

For the offering periods ended on the last business day on or before each of May 31, 2020 and November 30, 2020, the Company issued 123,608 shares and 223,545 shares, respectively, at a purchase price of $5.83 per share and $4.22 per share, respectively. For the offering periods ended on the last business day on or before each of May 31, 2019 and November 30, 2019, the Company issued 47,358 shares and 75,673 shares, respectively, at a purchase price of $15.02 per share and $14.92 per share, respectively. As of December 31, 2020, 2,217,559 shares were reserved for future issuance under the ESPP.

(12)    Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The Company recognized $1.7 million, $1.1 million and $0.7 million of related compensation expense for the year ended December 31, 2020, 2019 and 2018, respectively.

(13)     Co-Promotion Agreement

On March 31, 2014, the Company entered into a Co-Promotion Agreement, or the Agreement, with Kowa Pharmaceuticals America, Inc. related to the commercialization of VASCEPA capsules in the United States. The Company and Kowa Pharmaceuticals America, Inc. intentionally designed the Agreement to naturally end as of December 31, 2018 and mutually agreed not to renew the Agreement.

During 2018, which was the last year of the co-promotion of VASCEPA by Kowa Pharmaceuticals America, Inc., the Company incurred expense for co-promotion tail payments which are calculated as a percentage of the 2018 co-promotion fee, which was eighteen and a half percent (18.5%) of VASCEPA gross margin in 2018. The accrued tail payments are paid over three years with declining amounts each year. Kowa Pharmaceuticals America, Inc. was eligible to receive $17.8 million in co-promotion tail payments, the present value of which $16.6 million, was fully accrued as of December 31, 2018.

As of December 31, 2020 and 2019, a net payable to Kowa Pharmaceuticals America, Inc. of $3.8 million and $10.0 million, respectively, of which $3.2 million and $6.5 million, respectively, was classified as current on the consolidated balance sheets, representing the remaining accrued co-promotion tail payments.

(14)    Revenue Recognition

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2020 and 2019:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2019	$19,495	$41,634	$2,948	$1,167	$65,244
Provision related to current period sales	92,378	403,865	2,430	47,169	545,842
Provision related to prior period sales	—	(324)	—	—	(324)
Credits/payments made for current period sales	(63,288)	(312,790)	5	(43,416)	(419,489)
Credits/payments made for prior period sales	(19,324)	(41,388)	(804)	(1,200)	(62,716)
Balance as of December 31, 2019	29,261	90,997	4,579	3,720	128,557
Provision related to current period sales	132,881	621,937	3,543	64,452	822,813
Provision related to prior period sales	—	(3,872)	—	—	(3,872)
Credits/payments made for current period sales	(96,834)	(482,254)	—	(58,911)	(637,999)
Credits/payments made for prior period sales	(29,066)	(85,608)	(324)	(3,677)	(118,675)
Balance as of December 31, 2020	$36,242	$141,200	$7,798	$5,584	$190,824

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

(15)    Development, Commercialization and Supply Agreements

In-licenses

Mochida Pharmaceutical Co., Ltd.

In June 2018, the Company entered into a collaboration with Mochida related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in VASCEPA, the omega-3 acid, EPA, or eicosapentaenoic acid. Among other terms in the agreement, the Company obtained an exclusive license to certain Mochida intellectual property to advance the Company’s interests in the United States and certain other territories and the parties will collaborate to research and develop new products and indications based on EPA for the Company’s commercialization in the United States and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development.

Upon closing of the collaboration agreement, the Company made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for the Company to pay milestone payments upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

In January 2020 and December 2020, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million, respectively, to Mochida, which were recorded as Research and development expense in the consolidated statement of operations.

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, related to the development and commercialization of VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the terms of the DCS Agreement, the Company granted to Edding an exclusive (including as to the Company) license with right to sublicense to develop and commercialize VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and REDUCE-IT clinical trials of VASCEPA.

Under the DCS Agreement, Edding is solely responsible for development and commercialization activities in the China Territory and associated expenses. The Company provides development assistance and is responsible for supplying finished and later bulk drug product at defined prices under negotiated terms. The Company retains all VASCEPA manufacturing rights. Edding agreed to certain restrictions regarding the commercialization of competitive products globally and the Company agreed to certain restrictions regarding the commercialization of competitive products in the China Territory.

The Company and Edding agreed to form a joint development committee to oversee regulatory and development activities for VASCEPA in the China Territory in accordance with a negotiated development plan and to form a separate joint commercialization committee to oversee VASCEPA commercialization activities in the China Territory. Development costs are paid by Edding to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Edding. Edding is responsible for preparing and filing regulatory applications in all countries of the China Territory at Edding’s cost with the Company’s assistance. The DCS Agreement also contains customary provisions regarding indemnification, supply, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

The term of the DCS Agreement expires, on a product-by-product basis, upon the later of (i) the date on which such product is no longer covered by a valid claim under a licensed patent in the China Territory, or (ii) the twelfth (12th) anniversary of the first commercial sale of such product in Mainland China. The DCS Agreement may be terminated by either party in the event of a bankruptcy of the other party and for material breach, subject to customary cure periods. In addition, at any time following the third anniversary of the first commercial sale of a product in Mainland China, Edding has the right to terminate the DCS Agreement for convenience with twelve months’ prior notice. Neither party may assign or transfer the DCS Agreement without the prior consent of the other party, provided that the Company may assign the DCS Agreement in the event of a change of control transaction.

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority, and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which is being used to seek regulatory approval in Mainland China.

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

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Edding, is a customer. The Company identified the following performance obligations at the inception of the DCS Agreement: (1) the exclusive license to develop and commercialize VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company, (2) the obligation to participate in various steering committees, and (3) ongoing development and regulatory assistance. Based on the analysis performed, the Company concluded that the identified performance obligations are not distinct and therefore a combined performance obligation.

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

During the years ended December 31, 2020 and 2019, the Company recognized $3.0 million and $0.3 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through December 31, 2020 and 2019, the Company recognized $6.1 million and $3.0 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $10.8 million and $13.0 million is recorded in deferred revenue as of December 31, 2020 and 2019, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 14 years.

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

The Company received approval of VASCEPA as a prescription medication for use in Lebanon in March 2018, in United Arab Emirates in July 2018, in Qatar in January 2020 and in Bahrain in December 2020 as an adjunct to diet to reduce triglyceride levels in adult patients with severe hypertriglyceridemia. VASCEPA was launched in Lebanon in June 2018 and in United Arabe Emirates in February 2019.

The Company recognized net product revenue of approximately $0.5 million and $0.7 million as of December 31, 2020 and 2019, respectively, related to sales to Biologix.

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

During the years ended December 31, 2020 and 2019, the Company recognized $3.9 million and $2.1 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through December 31, 2020 and 2019, the Company has recognized $6.6 million and $2.9 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $7.1 million and $7.1 million is recorded in deferred revenue as of December 31, 2020 and 2019, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 10 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities for years ended December 31, 2020 and 2019:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$4,608	$(6,822)	$18,632

Year ended December 31, 2019:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,710	$2,500	$(2,364)	$20,846

During the years ended December 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Twelve Months Ended December 31,
Revenue recognized in the period from:	2020	2019
Amounts included in contract liability at the beginning of the period	$4,705	$1,633
Performance obligations satisfied in previous periods	$1,262	$299

(16)    Leases

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

On February 5, 2019, the Company entered into a lease agreement for office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company pays monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.6 million and the operating lease right-of-use asset is $8.1 million, as of December 31, 2020. The operating lease liability was $9.8 million and the operating lease right-of-us asset was $8.5 million, as of December 31, 2019. The lease expense for the twelve months ended December 31, 2020, December 31, 2019 and December 31, 2018 is approximately $1.6 million, $1.5 million and $0.8 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of December 31, 2020:

Undiscounted lease payments ($000s)
2021	$1,475
2022	1,774
2023	1,808
2024	1,842
2025	1,876
2026 and thereafter	9,112
Total undiscounted payments	$17,887
Discount Adjustments	$(7,259)
Current operating lease liability	1,475
Long-term operating lease liability	$9,153