Form 10-Q
period 2021-03-31
AMARIN CORP PLC\UK
filed 2021-04-29
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

394,771,523 common shares were outstanding as of April 23, 2021, including 394,574,581 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 196,942 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$290,994	$186,964
Restricted cash	3,917	3,915
Short-term investments	223,742	313,969
Accounts receivable, net	151,275	154,574
Inventory	230,892	188,864
Prepaid and other current assets	29,696	30,947
Total current assets	930,516	879,233
Property, plant and equipment, net	1,862	2,016
Long-term investments	24,004	62,469
Operating lease right-of-use asset	7,958	8,054
Other long-term assets	456	432
Intangible asset, net	25,456	13,817
TOTAL ASSETS	$990,252	$966,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$94,262	$105,876
Accrued expenses and other current liabilities	228,734	198,641
Current deferred revenue	2,773	2,926
Total current liabilities	325,769	307,443
Long-Term Liabilities:
Long-term deferred revenue	15,197	15,706
Long-term operating lease liability	9,015	9,153
Other long-term liabilities	5,660	6,214
Total liabilities	355,641	338,516
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 401,655,725 shares issued, 394,764,841 shares outstanding as of March 31, 2021; 398,425,000 shares issued, 392,538,081 shares outstanding as of December 31, 2020	292,360	290,115
Additional paid-in capital	1,831,388	1,817,649
Treasury stock; 6,890,884 shares as of March 31, 2021; 5,886,919 shares as of December 31, 2020	(58,334)	(51,082)
Accumulated deficit	(1,430,803)	(1,429,177)
Total stockholders’ equity	634,611	627,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$990,252	$966,021

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2021	2020
Product revenue, net	$141,383	$152,204
Licensing and royalty revenue	787	2,789
Total revenue, net	142,170	154,993
Less: Cost of goods sold	28,326	34,807
Gross margin	113,844	120,186
Operating expenses:
Selling, general and administrative	105,798	133,937
Research and development	9,377	10,278
Total operating expenses	115,175	144,215
Operating loss	(1,331)	(24,029)
Interest income, net	471	1,208
Other expense, net	(142)	(91)
Loss from operations before taxes	(1,002)	(22,912)
Income tax (provision) benefit	(624)	2,359
Net loss	$(1,626)	$(20,553)
Loss per share:
Basic	$(0.00)	$(0.06)
Diluted	$(0.00)	$(0.06)
Weighted average shares:
Basic	394,638	361,136
Diluted	394,638	361,136

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2020	—	398,425,000	(5,886,919)	$—	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Exercise of stock options	—	783,320	—	—	536	1,523	—	—	2,059
Vesting of restricted stock units	—	2,447,405	(1,003,965)	—	1,709	(1,709)	(7,252)	—	(7,252)
Stock-based compensation	—	—	—	—	—	13,925	—	—	13,925
Loss for the period	—	—	—	—	—	—	—	(1,626)	(1,626)
March 31, 2021	—	401,655,725	(6,890,884)	$—	$292,360	$1,831,388	$(58,334)	$(1,430,803)	$634,611

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Exercise of stock options	—	412,465	—	—	269	1,037	—	—	1,306
Vesting of restricted stock units	—	1,951,448	(759,832)	—	1,274	(1,274)	(13,831)	—	(13,831)
Stock-based compensation	—	—	—	—	—	10,591	—	—	10,591
Loss for the period	—	—	—	—	—	—	—	(20,553)	(20,553)
March 31, 2020	289,317,460	367,378,806	(5,670,824)	$21,850	$270,716	$1,774,671	$(49,731)	$(1,431,730)	$585,776

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,626)	$(20,553)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	150	146
Amortization (accretion) of investments	649	(151)
Stock-based compensation	13,925	10,591
Amortization of debt discount and debt issuance costs	—	289
Amortization of intangible asset	361	360
Changes in assets and liabilities:
Accounts receivable, net	3,299	(41,858)
Inventory	(42,028)	(15,352)
Prepaid and other current assets	1,251	(7,416)
Other long-term assets	(24)	—
Interest receivable	118	(1,021)
Accrued interest payable	—	(111)
Deferred revenue	(662)	961
Accounts payable and other current liabilities	6,479	79,285
Other long-term liabilities	(596)	(1,033)
Net cash (used in) provided by operating activities	(18,704)	4,137
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	127,925	17,077
Purchases of securities	—	(310,648)
Disposal of furniture, fixtures and equipment	4	—
Purchases of furniture, fixtures and equipment	—	(251)
Net cash provided by (used in) investing activities	127,929	(293,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	2,059	1,306
Payment on debt from royalty-bearing instrument	—	(13,330)
Taxes paid related to stock-based awards	(7,252)	(13,831)
Net cash used in financing activities	(5,193)	(25,855)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	104,032	(315,540)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	190,879	648,495
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$294,911	$332,955
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$875
Income taxes	$5	$—
Supplemental disclosure of non-cash transactions:
Laxdale Milestone	$12,000	$—

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

The Company’s lead product, VASCEPA® (icosapent ethyl), was first approved by the United States Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. In January 2013, the Company launched 1-gram size VASCEPA in the United States, or U.S., and in October 2016, introduced a smaller 0.5-gram capsule size. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the results of the Company’s long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients. VASCEPA is also available for sale by prescription only in Canada, Lebanon and the United Arab Emirates through collaborations and is also in development in other jurisdictions.

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generics companies in Amarin’s patent litigation related to its abbreviated new drug applications, or ANDAs, that seek U.S. FDA approval for sale of generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On May 22, 2020 and August 10, 2020, the two generics companies, Hikma Pharmaceutical USA Inc., or Hikma, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generics companies. On October 2, 2020, the Company filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, the Company’s rehearing and en banc petitions were denied. On February 11, 2021, Amarin filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear the Company’s appeal in this litigation, which is pending.

In August 2020, the Company announced plans to launch icosapent ethyl under the brand name VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through the Company’s new European sales and marketing teams. On January 29, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the European Union, or EU, for the reduction of risk of cardiovascular events in patients at high cardiovascular risk. On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA in the EU to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended, or the Form 10-K, filed with the SEC. The balance sheet amounts in this report were derived from the Company’s audited consolidated financial statements included in the Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the current global pandemic, COVID-19.

At March 31, 2021, the Company had Total assets of $990.3 million, of which $538.7 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $930.5 million, including Cash and cash equivalents of $291.0 million, Short-term investments of $223.7 million, Accounts receivable, net, of $151.3 million and Inventory of $230.9 million. In addition, as of March 31, 2021, the Company had Long-term investments of $24.0 million. As of March 31, 2021, the Company had no debt outstanding.
(2)	Significant Accounting Policies

     Revenue Recognition

In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and licensing revenue, see Note 8—Revenue Recognition.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2021 and December 31, 2020:

In thousands	March 31, 2021	December 31, 2020
Gross trade accounts receivable	$220,215	$203,875
Trade allowances	(54,708)	(36,242)
Chargebacks	(13,287)	(12,114)
Allowance for doubtful accounts	(945)	(945)
Accounts receivable, net	$151,275	$154,574

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and preferred stock and convertible notes using the “if-converted” method. In periods with reported net operating losses, all common stock options and preferred stock outstanding are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The Company’s preferred stock, of which none is outstanding as of March 31, 2021 and December 31, 2020, was entitled to receive dividends on an as-if-converted basis in the same form as dividends actually paid on common shares. Accordingly, the preferred stock was considered a participating security and the Company was required to apply the two-class method to consider the impact of the preferred stock on the calculation of basic and diluted earnings per share. The Company is in a net loss position for the periods presented and is therefore not required to present the two-class method, however, in the event the Company was historically in a net income position, the two-class method was applied by allocating all earnings during the period to common shares and preferred stock based on their contractual entitlements assuming all earnings were distributed.

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
In thousands	2021	2020
Net loss—basic and diluted	$(1,626)	$(20,553)
Weighted average shares outstanding—basic and diluted	394,638	361,136
Net loss per share—basic and diluted	$(0.00)	$(0.06)

For the three months ended March 31, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three months ended March 31,
In thousands	2021	2020
Stock options	19,372	17,207
Restricted stock and restricted stock units	10,252	7,033
Preferred stock (if converted)	—	28,932

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 27%, 35%, and 31%, respectively, of gross product sales for the three months ended March 31, 2021, and represented 35%, 36%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2021. Customers A, B, and C accounted for 24%, 35%, and 32%, respectively, of gross product sales for the three months ended March 31, 2020 and represented 32%, 27%, and 30%, respectively, of the gross accounts receivable balance as of March 31, 2020. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The Company currently has manufacturing agreements with multiple independent U.S. FDA-approved API manufacturers and several independent U.S. FDA-approved API encapsulators and packagers for VASCEPA manufacturing. Each of these companies has qualified and validated its manufacturing processes and is capable of manufacturing VASCEPA. There can be no guarantee that these or other suppliers with which the Company may contract in the future to manufacture VASCEPA or VASCEPA API will remain qualified to do so to its specifications or that these and any future suppliers will have the manufacturing capacity to meet potential global demand for VASCEPA.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$177,426	$177,426	$—	$—
U.S. Treasury Shares	31,673	31,673	—	—
Corporate Bonds	130,114	—	130,114	—
Commercial Paper	47,517	—	47,517	—
Agency Securities	20,708	—	20,708	—
Repo Securities	10,000	—	10,000	—
Asset Backed Securities	5,411	—	5,411	—
Certificate of Deposit	6,124	—	6,124	—
Non-US Government	5,234		5,234
Total	$434,207	$209,099	$225,108	$—

	December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$88,266	$88,266	$—	$—
U.S. Treasury Shares	48,356	48,356	—	—
Corporate Bonds	179,864	—	179,864	—
Commercial Paper	106,650	—	106,650	—
Agency Securities	20,782	—	20,782	—
Repo Securities	10,000	—	10,000	—
Asset Backed Securities	8,599	—	8,599	—
Certificate of Deposit	6,125	—	6,125	—
Non-US Government	5,240	—	5,240	—
Total	$473,882	$136,622	$337,260	$—

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

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the three months ended March 31, 2021 and 2020 was a gain of $0.2 million and a loss of $0.7 million, respectively. Interest on investments is reported in interest income.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, among other simplifications. The Company adopted this standard effective January 1, 2021, which did not have an impact on the Company’s condensed consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.
(3)	Intangible Asset

Intangible asset consists of milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. Upon approval of the marketing authorization application for VAZKEPA in March 2021, a milestone for £7.5 million was achieved, which resulted in the Intangible asset increasing by $12.0 million. Refer to Note 5 – Commitments and Contingencies for further details. In accordance with ASC 350, the Company evaluates the remaining useful lives of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of March 31, 2021, the Company determined the useful life of the intangible asset, which had a remaining useful life of 9.3 years, has been extended to 10.0 years due to the approval of VAZKEPA in Europe and the related period of market protection. The carrying value as of March 31, 2021 and December 31, 2020 is as follows:

In thousands	March 31, 2021	December 31, 2020
Technology rights	$32,081	$20,081
Accumulated amortization	(6,625)	(6,264)
Intangible asset, net	$25,456	$13,817

(4)	Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA. Inventories as of March 31, 2021 and December 31, 2020 consist of the following:

In thousands	March 31, 2021	December 31, 2020
Raw materials	$69,463	$50,657
Work in process	36,094	30,388
Finished goods	125,335	107,819
Total inventory	$230,892	$188,864

(5)Commitments and Contingencies

Litigation

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitment to ensure sufficient capacity is available when needed. The Company has invested over a decade to develop with individual members of its third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable the Company’s suppliers to supply the Company’s need for clinical and commercial supply globally. Based on statements made by generic competitors, Hikma and Dr. Reddy’s, the active pharmaceutical ingredient of VASCEPA needed to manufacture their generic versions of VASCEPA is in short supply to them. The Company believes this may be due to their lack of adequate planning, investment, knowhow and expertise regarding this fragile active ingredient.

As has been a practice in the generic pharmaceutical industry, on April 27, 2021, Dr. Reddy’s filed a complaint against the Company in the United States District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Amarin believes it has valid defenses and will vigorously defend against the claims. Amarin has also received a civil investigative demand from the U.S. Federal Trade Commission and a subpoena from the New York Attorney General with respect to information on the same topic. The Company believes such contact from the governments may have been prompted by a generic competitor. Amarin is cooperating with the government agencies. Such litigation and investigations can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved, their outcome or their potential impact on the Company’s business. If a government determines that Amarin has violated antitrust law, the Company could be subject to significant civil fines and penalties.

On February 22, 2019, a purported investor in the Company’s publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). On March 12, 2019, another purported investor filed a substantially similar lawsuit captioned Richard Borghesi v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 3:19-cv-08423 (D.N.J. March 12, 2019). On May 14, 2019 the court consolidated the cases under the caption In re Amarin Corporation PLC Securities Litigation, No. 3:19-cv-06601 and appointed two other purported shareholders, Dan Kotecki and the Gaetano Cecchini Living Trust, as Co-Lead Plaintiffs. Co-Lead Plaintiffs filed a consolidated amended complaint, or Amended Complaint, on July 22, 2019 that added as defendants the Company’s current chief medical officer and the Company’s former chief executive officer, who is a current director. The Amended Complaint alleged that from September 24, 2018 to November 9, 2018 the Company misled investors by releasing topline results for the REDUCE-IT study without disclosing data on biomarker increases in the placebo group as compared with baseline measurement. The Amended Complaint alleged that these data suggest that the mineral oil placebo used in the REDUCE-IT study may have interfered with statin absorption in the placebo group, which they alleged may have increased adverse outcomes in the placebo group. The Amended Complaint further alleged that these purported misrepresentations and omissions inflated the share price. Based on these allegations, the suit asserted claims under the Securities Exchange Act of 1934 and sought unspecified monetary damages and attorneys’ fees and costs.

On March 29, 2021, the court granted the Company’s motion to dismiss this litigation for failure to state a valid claim. The litigation was dismissed without prejudice, giving the plaintiffs the right to file an amended complaint. We intend to vigorously defend against any future complaint in this matter.

In September and October 2016, the Company received paragraph IV certification notices from four companies contending to varying degrees that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of VASCEPA as described in those companies’ ANDAs. The Company filed patent infringement lawsuits against three of these four ANDA applicants. In October 2016, Amarin filed a lawsuit against Roxane Laboratories, Inc. and related parties (collectively, “Roxane”) in the Nevada Court. The case against Roxane was captioned Amarin Pharma, Inc. et al. v. Roxane Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). According to a stipulation filed with the Nevada Court, in December 2016, Roxane transferred its ANDA to West-Ward Pharmaceuticals International Limited, which then designated West-Ward Pharmaceuticals Corp. (or together with West-Ward Pharmaceuticals International Limited, West-Ward) as its agent for U.S. FDA communications. In view of the ANDA transfer, in February 2017, West-Ward replaced Roxane and related parties as Defendants in the above-referenced case. The case against West-Ward was then captioned Amarin Pharma, Inc. et al. v. West-Ward Pharmaceuticals Corp. et al., Civ. A. No. 2:16-cv-02525 (D. Nev.). In November 2016, the Company filed a lawsuit against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) in the U.S. District Court for the District of Nevada. The case against DRL is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:16-cv-02562 (D. Nev.). In November 2016, the Company filed a lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Limited (collectively, “Teva”) in the Nevada Court. The case against Teva was captioned Amarin Pharma, Inc. et al. v. Teva Pharmaceuticals USA, Inc. et al., Civ. A. No. 2:16-cv-02658. In all three lawsuits, the Company sought, among other remedies, an order enjoining each defendant from marketing generic versions of VASCEPA before the last to expire of the asserted patents in 2030.

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

In July 2018, as anticipated, the Company received a paragraph IV certification notice from DRL contending that certain of its patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of the 0.5-gram dose strength of VASCEPA, as described in the DRL ANDA. This DRL ANDA was filed as an amendment to the 1-gram DRL ANDA and is related to patents already at issue in the 1-gram VASCEPA patent litigation. This certification followed the related listing in the Orange Book of patents associated with the 0.5-gram product in June 2017. This June 2017 listing was within the five-year, post NDA-approval period during which the Hatch-Waxman Amendments require a paragraph IV certification of patent invalidity or non-infringement lawsuit against DRL in the U.S. District Court for the District of Nevada. The case is captioned Amarin Pharma, Inc. et al. v. Dr. Reddy’s Laboratories, Inc. et al., Civ. A. No. 2:18-cv-01596 (D. Nev.). In this lawsuit, the Company sought, among other remedies, an order enjoining DRL from marketing generic versions of the 0.5-gram dose strength of VASCEPA before the last to expire of the asserted patents in 2030. In light of the overlap between the cases, DRL and the Company have stipulated that the final judgment on the merits of the parties’ contentions in the consolidated 1-gram action shall also be binding in the 0.5-gram case.

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

In June 2020, the Company entered into a settlement agreement with Apotex that resolved patent litigation that was expected to result from the ANDA filed by Apotex with the U.S. FDA, which ANDA was amended in May 2020, seeking approval of a generic form of VASCEPA capsules based on the MARINE study. As part of the settlement agreement, Apotex may, subject to U.S. FDA approval of its ANDA and procurement of product supply, sell a generic version of VASCEPA with MARINE indication labeling in the United States now that the U.S. Federal Circuit Court of Appeals issued its mandate following our Nevada Court trial appeal loss at the level (the same such date provided for under the 2018 settlement agreement with Teva). The settlement agreement with Apotex also substantially resolved litigation with Apotex that could have ensued related to the December 2019 cardiovascular risk reduction indication of VASCEPA based on the REDUCE-IT study. Apotex may amend its label under our settlement agreement to include the REDUCE-IT indication after expiration of the associated Hatch-Waxman Act regulatory exclusivity expires in December 2022.

On September 3, 2020, the U.S. Court of Appeal for the Federal Circuit upheld the March 2020 trial ruling by the Nevada Court in favor of Hikma and DRL. On October 2, 2020, the Company filed a combined petition for panel rehearing or rehearing en banc (case no.: 20-1723-1901), which was denied. On February 11, 2021, the Company filed a petition for a writ of certiorari with the United States Supreme Court to ask the Supreme Court to hear the appeal in this litigation (case no.: 20-1119). That petition is pending.

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

Milestone and Supply Purchase Obligations

The Company entered into long-term supply agreements with multiple U.S. FDA-approved API suppliers and encapsulators. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls.

These agreements include requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the U.S. FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers.

Pursuant to the supply agreements, there is a total of approximately $213.0 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale, upon receipt of marketing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million. The Company recorded a liability of $12.0 million in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2021.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.9 million as of March 31, 2021) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of March 31, 2021.

Marketing Obligations

As of March 31, 2021, the Company had certain marketing commitments, consisting of communication costs related to the direct-to-consumer activities, totaling approximately $14.2 million.
(6)	Equity

Preferred Stock

In March 2015, the Company entered into subscription agreements with both existing and new investors, or the Purchasers, for the private placement of a total of 391,017,970 restricted American Depositary Shares, or ADSs, each representing one share of Amarin’s Series A Convertible Preference Shares, par value £0.05 per share, in the capital of the Company, or Series A Preference Shares. For each restricted ADS, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis), resulting in gross proceeds to the Company of approximately $58.6 million before deducting estimated offering expenses of approximately $0.7 million. At the request of the holders and provided certain conditions were met, each ten Series A Preference Shares were able to be consolidated and redesignated as one ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by ADSs. During the years ended December 31, 2020, 2018, and 2015, the Company issued 28,931,746, 3,886,718, and 6,283,333 ADSs, respectively, upon consolidation and redesignation of Series A Preference Shares at the request of the holders, such that no Series A Preference Shares remained outstanding as of March 31, 2021 and December 31, 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete background.

Common Stock

There was no common stock activity during the three months ended March 31, 2021 and 2020 except as described in Incentive Equity Awards below.

Incentive Equity Awards

As of March 31, 2021, there were an aggregate of 19,371,777 stock options and 10,251,564 restricted stock units, or RSUs, outstanding, representing approximately 5% and 2%, respectively, of outstanding shares on a fully diluted basis.

During the three months ended March 31, 2021 and 2020, the Company issued 783,320 and 412,465 common shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $2.1 million during the three months ended March 31, 2021 and $1.3 million during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, the Company issued 940,977 and 1,109,600 common shares, respectively, related to the vesting of RSUs, of which 365,463 and 406,042 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. During the three months ended March 31, 2021 and 2020, in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth, the Company issued 1,506,428 and 841,848 common shares, respectively, upon vesting of performance-based RSUs granted in 2017 and 2018, of which 638,502 and 353,790 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. These performance-based RSUs will continue to vest ratably monthly through August 2021.

On January 4, 2021, the Company granted a total of 3,265,700 RSUs and 3,100,200 stock options to employees under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting. Also on January 4, 2021, the Company granted a total of 1,345,800 RSUs to certain employees under the 2020 Plan that vest upon the achievement of specified operational performance conditions.

On March 2, 2020 and February 3, 2020, the Company granted a total of 821,950 RSUs and 1,875,000 stock options, respectively, to employees under the Amarin Corporation plc 2011 Stock Incentive Plan, or the 2011 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period. Also on February 3, 2020, the Company granted a total of 1,253,400 RSUs to employees under the 2011 Plan that vest upon the achievement of specified sales performance conditions.
(7)	Co-Promotion Agreement

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

As of March 31, 2021, a net payable to Kowa Pharmaceuticals America, Inc. of $2.5 million was classified as current on the condensed consolidated balance sheet, representing the remaining accrued co-promotion tail payments. As of December 31, 2020, a net payable to Kowa Pharmaceuticals America, Inc. of $3.8 million, of which $3.2 million was classified as current on the condensed consolidated balance sheet, represents the remaining accrued co-promotion tail payments.

(8)Revenue Recognition

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2021 and 2020:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2020	$36,242	$141,201	$7,797	$5,587	$190,827
Provision related to current period sales	29,134	148,241	828	13,122	191,325
Provision related to prior period sales	—	(854)	—	—	(854)
Credits/payments made for current period sales	(3,582)	(16,136)	—	(9,807)	(29,525)
Credits/payments made for prior period sales	(7,086)	(108,020)	(402)	(5,618)	(121,126)
Balance as of March 31, 2021	$54,708	$164,432	$8,223	$3,284	$230,647

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2019	$29,261	$90,997	$4,579	$3,720	$128,557
Provision related to current period sales	30,640	133,721	815	18,528	183,704
Provision related to prior period sales	—	(3,209)	—	—	(3,209)
Credits/payments made for current period sales	(6,872)	(33,927)	—	(10,820)	(51,619)
Credits/payments made for prior period sales	(29,047)	(75,738)	(145)	(3,721)	(108,651)
Balance as of March 31, 2020	$23,982	$111,844	$5,249	$7,707	$148,782

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
(9)	Development, Commercialization and Supply Agreements

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

In January 2021, the Company exercised certain rights under the agreement, resulting in a payment of $1.0 million to Mochida, which was recorded as Research and development expense in the condensed consolidated statement of operations. In January 2020 and December 2020, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million, respectively, to Mochida, which were recorded as Research and development expense in the condensed consolidated statement of operations.

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

The Company and Edding agreed to form a joint development committee to oversee regulatory and development activities for VASCEPA in the China Territory in accordance with a negotiated development plan and to form a separate joint commercialization committee one year prior to expected approval in the China Territory to oversee VASCEPA planning and pre-launch commercialization activities in the China Territory. Development costs are paid by Edding to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Edding. Edding is responsible for preparing and filing regulatory applications in all countries of the China Territory at Edding’s cost with the Company’s assistance. The DCS Agreement also contains customary provisions regarding indemnification, supply, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million and $0.6 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through March 31, 2021 and December 31, 2020, the Company recognized $6.4 million and $6.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $10.5 million and $10.8 million is recorded in deferred revenue as of March 31, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 13 years.

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

The Company recognized net product revenue of approximately $0.5 million and nil as of March 31, 2021 and 2020, respectively, related to sales to Biologix.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million and $2.2 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through March 31, 2021 and December 31, 2020, the Company has recognized $6.9 million and $6.6 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $6.8 million and $7.1 million is recorded in deferred revenue as of March 31, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 9 years.

The Company recognized net product revenue of nil and $6.7 million as of March 31, 2021 and 2020, respectively, related to HLS.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2021:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$—	$(662)	$17,970

Three months ended March 31, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$3,750	$(2,789)	$21,807

During the three months ended March 31, 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three Months Ended March 31,
Revenue recognized in the period from:	2021	2020
Amounts included in contract liability at the beginning of the period	$662	$1,390
Performance obligations satisfied in previous periods	$—	$1,097

(10)	Leases

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the ninety-seventh month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company pays monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.6 million and $10.6 million and the operating lease right-of-use asset is $8.0 million and $8.1 million, as of March 31, 2021 and December 31, 2020, respectively. The lease expense for the three months ended March 31, 2021 and 2020 is approximately $0.4 million and $0.4 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2021:

Undiscounted lease payments ($000s)
Remainder of 2021	$1,134
2022	1,774
2023	1,808
2024	1,842
2025	1,876
2026 and thereafter	9,112
Total undiscounted payments	$17,546
Discount Adjustments	$(6,956)
Current operating lease liability	$1,575
Long-term operating lease liability	$9,015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and below under Part II, Item IA, “Risk Factors”.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Part I, Item 1, Business and Part II, Item 7, MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information on our business.

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our lead product, VASCEPA® (icosapent ethyl) was first approved by the United States Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. We launched VASCEPA in the United States, or U.S., in January 2013. On December 13, 2019 the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial of VASCEPA, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients.

In August 2020, we announced our plans to launch icosapent ethyl under the brand name VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through our own new European sales and marketing teams. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to our drug, icosapent ethyl, in the European Union, or EU, for the reduction of risk of cardiovascular events in patients with high cardiovascular risk. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the EU for VAZKEPA to reduce the risk of cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. VAZKEPA is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patient. The EC approval provides ten years of market protection in the EU, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period.

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, we expect to file dossiers in ten European countries in the coming months, including the largest countries in Europe. Similar to our approach in launching VASCEPA in the United States, in Europe we have been building a core team of experienced professionals and a highly capable sales team, who are involved with pre-launch planning and other commercial preparation activities and plan to leverage third-party relationships for various support activities. We also have commenced training sales representatives to advance pre-launch disease and brand awareness initiatives in preparation for the planned commercial launch of VAZKEPA in Germany before the end of Q3 2021. We expect to have approximately 150 sales representatives deployed for pre-launch product and disease state awareness programs by mid-Q2 2021 and approximately 300 professionals by the end of 2021.

In November 2020, we announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by our partner in China. On February 9, 2021, we announced that our partner in China commenced the regulatory review processes in Mainland China and Hong Kong. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of

Health is evaluating VASCEPA based initially on current approvals in the United States and Canada with subsequent notification of the EC approval. The review process in Hong Kong is expected to conclude near the end of 2021.

In addition to the U.S., VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners.

Based on REDUCE-IT results, to-date 15 clinical treatment guidelines or position statements from medical societies have been updated recommending the use of icosapent ethyl in at-risk patients. Based on our analysis of branded cardiovascular drugs in the United States which have positive cardiovascular outcomes studies, we believe the wholesale acquisition cost of VASCEPA is the lowest. In addition, while none of these other cardiovascular drugs compete directly with VASCEPA and no head-to-head studies have been done between VASCEPA and these other drugs and the length and construct of the respective outcomes studies of these drugs vary, analysis of published clinical results from the cardiovascular outcomes studies of these drugs indicates that the number needed to treat, or NNT, for VASCEPA is as low or lower than for these other branded cardiovascular drugs. NNT is a measure of how many patients need to be treated before one patient benefits from the therapy. For VASCEPA, in this analysis, the NNT was based on the 25% relative risk reduction demonstrated for the primary endpoint of the study, the NNT for which is 21, as opposed to one fewer MACE on average per six patients treated over the five-year study period based on total events. The original pricing for VASCEPA in the United States was established prior to results of the REDUCE-IT cardiovascular outcomes study during a timeframe when VASCEPA was only approved for the original indication as an adjunct to diet to reduce TG levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. We believe that this relatively low price for VASCEPA in the United States, together with the demonstrated efficacy and safety of VASCEPA, will help lead to many at-risk patients being treated by VASCEPA.

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generic companies in our patent litigation related to their abbreviated new drug applications, or ANDAs, that sought U.S. FDA approval for sale of generic versions of VASCEPA. On May 22, 2020 and August 10, 2020, the two generic companies, Hikma Pharmaceutical USA Inc., or Hikma, and Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, received U.S. FDA approval to market its generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. On February 11, 2021, we filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear our appeal in this litigation, which is pending. We intend to vigorously pursue this matter, but we cannot predict the outcome.

In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier ANDA litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021 we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC.

Although, to date, no generics other than Hikma have been launched, in addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the U.S. FDA. Apotex, Inc., or Apotex, has applied for ANDA approval and such application, based on public records, has not yet been approved.

We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic version of VASCEPA is pending outside the United States.

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaborations with third-party companies that compensate us for such supply. Subject to commercial launch in Europe and approval in China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product.

Commercialization

We commenced the commercial launch of VASCEPA in the United States in January 2013 based on the original indication for VASCEPA. In October 2016, in addition to the original 1-gram capsule size for VASCEPA, we introduced a smaller 0.5-gram capsule size. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day, and as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsule. VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers.

As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume some level of face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and continuing into the first quarter of 2021, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, in the United States, we have intentionally slowed the hiring of replacements for certain of our open positions which resulted from ordinary turnover. When we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, it is our intention to fill a significant number of these positions, provided such replacements are then appropriate to meet our business needs, which we continually evaluate.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total VASCEPA prescriptions for the three months ended March 31, 2021 and 2020 was approximately 1,064,000 and 1,061,000, respectively. According to data from another third party, IQVIA, the estimated number of normalized total VASCEPA prescriptions for the three months ended March 31, 2021 and 2020 was approximately 989,000 and 955,000, respectively. Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. Such third-party sources also report that the number of patients visiting physicians remains well below pre-pandemic levels, with such reported decline being particularly pronounced in some areas of the country where there is greater awareness of VASCEPA, such as southern California. In addition, these sources report lower levels of patient visits during the three months ended March 31, 2021 in Texas and other parts of the United States which experienced severe weather and power outages.

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

We recognize revenue from product sales when the distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the distributor. Timing of shipments to wholesalers, as used for revenue recognition purposes, and timing of prescriptions as estimated by these third parties may differ from period to period. Although we believe these data are prepared on a period-to-period basis in a manner that is generally consistent and that such results can be generally indicative of current prescription trends, these data are based on estimates and should not be relied upon as definitive. While we expect to be able to grow VASCEPA revenues over time, no guidance should be inferred from the operating metrics described above. We also anticipate that such sales growth will be inconsistent from period to period. We believe that investors should view the above-referenced operating metrics with caution, as data for this limited period may not be representative of a trend consistent with the results presented or otherwise predictive of future results. Seasonal fluctuations in pharmaceutical sales, for example, may affect future prescription trends of VASCEPA, as could changes in prescriber sentiment, quarterly changes in distributor purchases, and other factors. We believe investors should consider our results over several quarters, or longer, before making an assessment about potential future performance. In Europe, privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies as compared to the United States.

We began 2020 by taking steps to further expand promotion of VASCEPA in the United States, including direct to consumer advertising, based on the new indication and label expansion of VASCEPA. Our field sales efforts are further complemented by investments in digital and non-personal channels as well as peer-to-peer (e.g., promotional medical education programs and product theaters) initiatives to further increase VASCEPA brand awareness and clarify VASCEPA’s unique clinical profile. In January 2020, we launched an educational campaign, True To Your Heart, to help people learn more about cardiovascular disease and how to better protect against persistent cardiovascular risk. In the United States, in July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only U.S. FDA approved drug for its indication. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA as we determined that the cost was not sufficiently justified in light of the COVID-19 pandemic’s impact on patient visits to doctors. We resumed on a very limited basis, direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. As we witnessed the effect of COVID-19 persisting, we elected to keep the level of such promotion limited. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19, however, we cannot accurately predict when this resumption in visits to doctors will occur. The timing is likely to vary by geography. As COVID-19 protocols ease and ordinary course activities resume, we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with healthcare professionals and expanding various forms of direct-to-consumer promotion.

Similar to our approach in launching VASCEPA in the United States, in Europe we intend to build a core team of experienced professionals and a highly capable sales team involved with pre-launch planning and other commercial preparation activities and plan to leverage third-party relationships for various support activities. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. This greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States. We have been active in preparing for reimbursement negotiations which we will commence on a country-by-country basis in Europe, now that VAZKEPA received marketing authorization on March 26, 2021. In most European countries, securing product reimbursement is a requisite to launching. In all countries securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to realize the commercial opportunity of VAZKEPA in Europe.

We plan to assess other potential partnership opportunities for licensing VASCEPA to partners in other parts of the world. While we believe that there is medical need and opportunity for VASCEPA elsewhere in the world, our current priorities are the geographies described above.

Research and Development

The results of the REDUCE-IT STROKE subgroup analyses were presented at the International Stroke Conference 2021 from March 17 - 19, 2021. The REDUCE-IT STROKE analyses examined stroke rates across the enrolled patient population (n=8179). Enrolled patients were required to be treated with statins and other conventional therapies, and all patients had either established cardiovascular disease or diabetes and had other cardiovascular risk factors such as elevated triglyceride levels. Event rates for time to first fatal or nonfatal stroke were 2.4% for VASCEPA vs. 3.3% for placebo for a relative risk reduction of 28% (p=0.01). Ischemic stroke time to first event rates were 2.0% for VASCEPA vs. 3.0% for placebo for a RRR of 36% (p=0.002). Hemorrhagic stroke occurred at low rates with no significant difference for VASCEPA vs. placebo (0.3% vs 0.2%; p=0.55).

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

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. In Europe, while certain of our suppliers are approved, after the impact of COVID-19 subsides and more readily allows for regulatory inspections, we will seek to expand the number of our suppliers approved for use in further product sales in Europe. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Impact of COVID-19

As of March 31, 2021, approximately 16% of the U.S. population has been fully vaccinated and approximately 30% of the U.S. population has received at least one dose of a vaccine. Despite the growing vaccine rate  and growing number of those who are eligible to receive the vaccine, according to CDC data, as of March 31, 2021, new cases of COVID-19 have been and continue to increase in the U.S. and the pandemic’s impact on global populations and economies continues to remain. While we expect the number of new cases to decrease as more of the population is vaccinated, we continue to evaluate the pandemic’s effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the uncertainties regarding the scope, duration and impact of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, the impact of COVID-19 could impact our current performance and continues to represent a risk to our future performance.

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choosing to not get blood tests which the results of these tests provide useful information to the treatment of cardiovascular risk. These limitations have had a significant impact on slowing VASCEPA prescription and revenue growth. While COVID-19 continues to impact our promotion of VASCEPA, we have seen signs of improvement. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and continuing into the first quarter of 2021, the impact of COVID-19 worsened in much of the United States with some physicians again limiting access to face-to-face interactions with our field force personnel. Such access remains variable and challenging due to COVID-19.

In the United States, in July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only U.S. FDA approved drug for the cardiovascular risk reduction indication. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA judging that the cost was not sufficiently justified. We resumed a limited direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19. As more of the population is vaccinated, COVID-19 protocols ease and ordinary course activities resume, we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-consumer promotion.

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

We believe that the overall morale of our employees is good despite the challenges associated with COVID-19. As a result of COVID-19 and its limitations on our promotion of VASCEPA in the United States, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover. When we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, it is our intention to fill a significant number of these positions, provided such replacements are then appropriate to meet our business needs, which we continually evaluate.

Management Succession Plans

In April 2021, we announced that John Thero, President and Chief Executive Officer, will retire from his positions as President and Chief Executive Officer and member of the Board of Directors effective August 1, 2021 and will provide phased transitional and consulting services to us thereafter. The Board of Directors has appointed Karim Mikhail, currently our Senior Vice President, Commercial Head Europe, to succeed Mr. Thero as our next President and Chief Executive Officer, as well as, a member of the Board of Directors, effective August 1, 2021. In April 2021, we also announced that Joseph Kennedy will retire from his position as Executive Vice President, General Counsel. A search has commenced to hire a new General Counsel with Mr. Kennedy also intending to support this transition and to provide consulting support on certain legal matters.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. During the quarters ended March 31, 2021 and 2020, our Product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended for offset for a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both of the quarters ended March 31, 2021 and 2020 was up to $150 per 30-day prescription filled and up to $450 90-day prescription filled.

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

Research and development expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, costs associated with supporting investigator initiated studies, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, Research and development expenses include the cost to support current development efforts, costs of product supply received from suppliers when such receipt by us is prior to regulatory approval of the supplier, as well as license fees related to our strategic collaboration with Mochida. We expense research and development costs as incurred.

Interest and other (expense) income, net. Interest expense consists of interest incurred under our December 2012 royalty-bearing instrument financing arrangement, which was calculated based on an estimated repayment schedule and was paid in full in 2020. Interest income consists of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other (expense) income, net, consists primarily of foreign exchange losses and gains.

Income tax (provision) benefit. Income tax (provision) benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the first quarters of 2021 and 2020 are not more likely than not to be realized. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies, significant judgments and estimates during the three months ended March 31, 2021.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Total revenue, net. We recorded total revenue, net, of $142.2 million and $155.0 million during the three months ended March 31, 2021 and 2020, respectively, a decrease of $12.8 million, or 8%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $6.2 million decrease from net product revenue from sales of VASCEPA outside of the United States, a $4.6 million decrease in U.S. net product revenue and a $2.0 million decrease in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $141.4 million and $152.2 million during the three months ended March 31, 2021 and 2020, respectively, a decrease of $10.8 million, or 7%. This decrease was driven primarily by five factors, which are further described below: 1) effectively one fewer week of shipments in the first quarter of 2021 as compared to the first quarter of 2020; 2) COVID-19; 3) generic competition; 4) regional adverse weather conditions and 5) timing of international sales. In addition, compared with other quarters of the year, beginning of the year deductibles under patient insurance plans, which are not unique to VASCEPA, tends to cause some patients to not fill prescriptions particularly for asymptomatic medical conditions.

•

Fewer weeks – Due to the timing of orders placed by customers and related receipts, there was effectively one fewer weeks of product shipments, 13 weeks, in the first quarter of 2021 compared to 14 weeks in the first quarter of 2020, with the additional week of revenue in the first quarter of 2020 representing approximately $10.8 million. Excluding the additional week of revenue, U.S. net product revenue during the three months ended March 31, 2021 increased by 5% as compared to during the three months ended March 31, 2020 primarily due to increased volume of VASCEPA sales to customers in the United States. Additionally, in the United States, net pricing of VASCEPA remained consistent, with increased coverage from payers in 2021.

•

COVID-19 – Prior to the onset of the severe impact of the COVID-19 pandemic late in March 2020, VASCEPA usage was growing rapidly. After the impact of COVID-19 became pronounced, new prescriptions of VASCEPA slowed considerably as many patients reduced their doctors visited for non-urgent care, routine blood tests with lipid panels declined and access of our sales professional to healthcare providers for face-to-face interactions became more limited. Such limitations were particularly pronounced in certain areas of the United States where historical prescription levels of VASCEPA were robust such as Southern California. In response, we adjusted our product promotion, including an overall reduction in sales and marketing expenditures in the three months ended March 31, 2021 compared to the same period in 2020.

In the fourth quarter of 2020, the impact of COVID-19 worsened in much of the United States, with some physicians who began to allow access to our field based personnel again limiting access to face-to-face interactions. For a U.S. FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood test results prior to prescribing the drug to the patient. The first quarter of 2020 included two weeks of significant COVID-19 related impact, while the full three months of the first quarter of 2021 was impacted by COVID-19 and public reports from IQVIA showed patient visits on average during the three months ended March 31, 2021 were down to approximately 78% of the first quarter 2020 pre-COVID levels. We cannot predict the duration of this pandemic and we cannot quantify the impact of COVID-19 on our business beyond March 31, 2021.

•

Generic competition – Inclusive of generic icosapent ethyl, and excluding the impact of the other effects listed herein, based on prescription levels reported by Symphony Health the icosapent ethyl market increased for the three months ended March 31, 2021 by 11% as compared to the three months ended March 31, 2020. Based on available data from Symphony Health, generic prescriptions of icosapent ethyl in the three months ended March 31, 2021 were approximately 9% of total icosapent ethyl prescriptions with branded VASCEPA prescriptions representing the other icosapent ethyl prescriptions. In addition, based on available information we believe that a significant number of icosapent ethyl prescriptions have gone unfilled in the three months ended March 31, 2021, due to general market disruption of order fulfillment processes. These processes at the pharmacy level have favored generic products in that in anticipation of receiving generic supply, in certain circumstances pharmacists have opted to wait to fill prescriptions with generic product by ordering product for later fulfillment. In the case of icosapent ethyl, in many markets generic product has been delayed or unavailable. In addition, we have heard multiple reports of patients finding that the generic product is more expensive than they have historically paid for the branded product resulting in their refusal to fill their prescriptions.

•

Regional adverse weather conditions – The 11% increase in overall icosapent ethyl prescriptions was limited, in part, by severe winter weather and related power outages in part of the United States during the three months ended March 31, 2021. For example, in Texas, where sales of VASCEPA have been historically strong, many doctors closed their offices due to lack of electric power for a substantial portion of February and March 2021.

•

International sales – Further contributing to the decrease in net product revenue during the three months ended March 31, 2021 was a decline in net product revenue recognized from VASCEPA sales outside of the United States. We recognized net product revenue of $0.5 million during the three months ended March 31, 2021 as compared to $6.7 million during the three months ended March 31, 2020, primarily as a result of an initial order during the three months ended March 31, 2020 to ensure availability of adequate product supply for the launch of VASCEPA in Canada. VASCEPA promotion and use outside of the United States has also been limited by the impact of the COVID-19 pandemic.

We remain confident that the patient need for VASCEPA is high and that a significant portion of the slowing of VASCEPA growth is COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols. In addition, as patients, pharmacies and payers adjust to the availability, pricing and label of generic competition variability is expected. As a result of the uncertainty of the extent of COVID-19, the impact of generic competition and challenges for most drugs seeking market access in Europe, a process we were only able to formally commence following product approval in March 2021, we are not providing quantified revenue guidance at this time. We will consider resuming revenue guidance when there is greater clarity on the impact of these issues.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended March 31, 2021 and 2020 was $0.8 million and $2.8 million, respectively, a decrease of $2.0 million, or 72%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•	Edding – a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016.
•

HLS – a $5.0 million up-front payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following U.S. FDA approval of a new indication and label expansion in December 2019, and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020.

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

Cost of goods sold. Cost of goods sold during the three months ended March 31, 2021 and 2020 was $28.3 million and $34.8 million, respectively, a decrease of $6.5 million, or 19%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2021 and 2020 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2021 to be similar to or modestly lower than 2020. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended March 31, 2021 and 2020 was 80% and 77%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2021 and 2020 was $105.8 million and $133.9 million, respectively, a decrease of $28.1 million, or 21%. Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 are summarized in the table below:

	Three months ended March 31,
In thousands	2021	2020
Selling expense (1)	$66,567	$102,459
General and administrative expense (2)	27,160	22,460
Non-cash stock-based compensation expense (3)	12,071	9,018
Total selling, general and administrative expense	$105,798	$133,937

(1)

Selling expense for the three months ended March 31, 2021 and 2020 was $66.6 million and $102.5 million, respectively, a decrease of $35.9 million, or 35%. This decrease is primarily due to a decrease in marketing and direct-to-consumer promotions in 2021, as a result of the impact of COVID-19 and our focus on improving the profitability of our operations in the United States. The decrease includes reduced promotional initiatives, reduced travel and intentionally slowing the hiring of replacements for our open positions which resulted from ordinary turnover.

(2)

General and administrative expense for the three months ended March 31, 2021 and 2020 was $27.2 million and $22.5 million, respectively, an increase of $4.7 million, or 21%. This increase is primarily due to increased personnel costs related to preparing for expansion into Europe, offset by a decrease in legal fees related to the ANDA patent litigation in the United States during the three months ended March 31, 2020.

(3)

Non-cash stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $12.1 million and $9.0 million, respectively, an increase of $3.1 million, or 34%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due to an increase in the number awards granted to attract and retain employees in the United States and Europe as well as timing of expenses.

We anticipate our selling, general and administrative expenses to increase throughout 2021 primarily due to the costs associated with preparing VAZKEPA for commercial launch in Europe and subject to market access, launching VAZKEPA in one or more countries in Europe during 2021. We plan to expand to approximately 300 professionals by the end of 2021. As we work to increase revenue from VASCEPA, we continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and generic competition.

Research and development expense. Research and development expense for the three months ended March 31, 2021 and 2020 was $9.4 million and $10.3 million, respectively, a decrease of $0.9 million, or 9%. Research and development expenses for the three months ended March 31, 2021 and 2020 are summarized in the table below:

	Three months ended March 31,
In thousands	2021	2020
REDUCE-IT study (1)	$1,015	$3,444
Regulatory filing fees and expenses (2)	$341	405
Internal staffing, overhead and other (3)	$6,167	4,856
Research and development expense, excluding non-cash expense	$7,523	8,705
Non-cash stock-based compensation expense (4)	1,854	1,573
Total research and development expense	$9,377	$10,278
(1)

In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.

(2)

The regulatory filing fees in each of the quarters ended March 31, 2021 and 2020 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.

(3)

Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers. We also exercised certain rights under our strategic collaboration agreement with Mochida, resulting in payments of $1.0 million in each of January 2020, and January 2021, respectively. Also included are costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.

(4)	Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions.

We anticipate our research and development expenses to remain consistent in 2021 with the prior year. We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of COVID-19 and generic competition.

  Interest income, net. Net interest income for the three months ended March 31, 2021 and 2020 was $0.5 million and $1.2 million, respectively, a decrease of $0.7 million, or 61%. Net interest income for the three months ended March 31, 2021 and 2020 is summarized in the table below:

	Three months ended March 31,
In thousands	2021	2020
Debt from royalty-bearing instrument (1):
Cash interest	—	$(764)
Non-cash interest	—	(289)
Total debt from royalty-bearing instrument interest expense	—	(1,053)
Other interest expense	(54)	(138)
Total interest expense	(54)	(1,191)
Interest income (2)	525	2,399
Total interest income, net	$471	$1,208

(1)

Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended March 31, 2021 and 2020 was nil and $1.1 million, respectively. In November 2020, the Company made the final payment on its royalty-bearing instrument and, as a result, no interest from this instrument was recorded in 2021.

(2)

Interest income for the three months ended March 31, 2021 and 2020 was $0.5 million and $2.4 million, respectively. Interest income represents income earned on cash and investment balances. As a result of COVID-19 and the related economic conditions, interest rates have decreased as compared to the prior year, resulting in a decrease in interest income.

Other expense, net. Other expense, net, for the three months ended March 31, 2021 and 2020 was expense of $142 thousand and $91 thousand, respectively. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Income tax (provision) benefit. Income tax (provision) benefit for the three months ended March 31, 2021 and 2020 was a provision of $0.6 million and benefit of $2.4 million, respectively. The provision for the three months ended March 31, 2021 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability. The income tax benefit recorded for the three months ended March 31, 2020 related to carrybacks of net operating losses as allowed under the CARES Act.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of March 31, 2021 are in excess of $500.0 million, with no debt. Our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $294.9 million, short-term investments of $223.7 million and long-term investments of $24.0 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2021	2020
Cash provided by (used in):
Operating activities	$(18.7)	$4.1
Investing activities	127.9	(293.8)
Financing activities	(5.2)	(25.9)
Increase (decrease) in cash and cash equivalents and restricted cash	$104.0	$(315.5)

Net cash used in operating activities during the three months ended March 31, 2021 as compared to the net cash provided by operating activities during the same period in 2020 is primarily as a result of an increase in inventory purchases during 2021 as well as costs associated with planning for commercial launch in Europe.

Net cash provided by investing activities during the three months ended March 31, 2021 is primarily due to the proceeds from the maturity of $127.9 million in investment-grade interest bearing instruments, with no purchases of additional securities as compared to the same period in 2020 where approximately $310.6 million investment-grade interest bearing instruments were purchased, partially offset by the proceeds from the maturity and sale of securities.

Net cash used in financing activities during the three months ended March 31, 2020 primarily reflects the payments made on our royalty-bearing instrument with CPPIB, with the final payment made in the fourth quarter of 2020. In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to VASCEPA, in exchange for $100.0 million received at the closing of the agreement which occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. In the fourth quarter of 2020, we have repaid the remaining amounts outstanding of the agreed upon $150.0 million.

As of March 31, 2021, we had net accounts receivable $151.3 million and inventory of $230.9 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of March 31, 2021. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the impact from COVID-19 on our operations, the generic competition in the United States as a result of our ANDA litigation and commercialization of VAZKEPA in Europe. For Europe, we commenced pre-launch planning and other commercial preparation activities, with plans to expand to approximately 300 professionals by the end of 2021.

We believe that our cash and cash equivalents of $291.0 million as of March 31, 2021 together with our short-term investments of $223.7 million as of March 31, 2021, will be sufficient to fund our projected operations for at least twelve months and is adequate to achieve positive cash flow from VASCEPA based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space. There have been no material changes during the three months ended March 31, 2021 to our contractual obligations as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in PART II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

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

As of March 31, 2021, or the Evaluation Date, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 includes a discussion of our current legal proceedings. Refer to Note 5 – Commitments and Contingencies in the accompanying Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further details on our legal proceedings during the three months ended March 31, 2021.

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

Except those denoted below with a “*”, these risk factors have not been materially updated from our Annual Report on 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021, or our Annual Report.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA competes with a generic version of VASCEPA and we could experience increased generic competition in the near term. In Europe VAZKEPA only recently received approval for sale by applicable regulatory authorities and must also obtain relevant pricing approvals.

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

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in our Annual Report and this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to the Commercialization and Development of VASCEPA

* We are substantially dependent upon VASCEPA, its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA competes with a generic version of VASCEPA and we could experience increased generic competition in the near term. In Europe, VAZKEPA only recently received approval for sale by applicable regulatory authorities and must also obtain relevant pricing approvals.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA® (icosapent ethyl) capsules, in major markets globally. Much of our near-term financial results and value as a company had depended and currently depend on our ability to execute our development and commercial strategy for VASCEPA in the United States. A generic version of VASCEPA launched in the United States in November 2020, and VASCEPA could face even more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us in this territory. Sales of generic versions of VASCEPA could have a material and adverse impact on our revenues and results of operations in the United States.

We continue our development efforts to support regulatory approvals and launch of VASCEPA in major markets outside the United States, and in March 2021 we announced that the European Commission, or the EC, has approved the marketing authorization application for icosapent ethyl, under the brand name VAZKEPA, and hereafter along with VASCEPA, collectively referred to as VASCEPA, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. We must also obtain pricing approvals for VASCEPA in relevant jurisdictions in Europe, which process is complex and is conducted on a country-by-country basis.

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

We have been developing VASCEPA on our own in Europe for the approved indication and are exploring possible strategic collaborations in smaller markets within Europe and in other major markets. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and intend to consider potential additional partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. However, we cannot make any guarantees as to the success of these efforts, and if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The development and commercial time cycle for VASCEPA or other products that we may develop from our research and development efforts could result in delays in our ability to achieve commercial success. For example, it took over a decade of preceding product development before we received marketing approval for VAZKEPA in March 2021 from the EC.

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

We received paragraph IV certification notices from certain companies contending to varying degrees that certain of our patents are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of VASCEPA as described in those companies’ ANDAs. Following receipt of the paragraph IV certifications, beginning in late 2017 we were involved in litigation against these companies, including Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s or DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or the Defendants, in the U.S. District Court for the District of Nevada, or the Nevada Court. In these lawsuits, we sought, among other remedies, an order enjoining each Defendant from marketing generic versions of VASCEPA before the last to expire of the asserted patents in 2030.

On March 30, 2020, following conclusion of a trial in late January 2020, the Nevada Court issued its ruling in favor of the Defendants. On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received its U.S. FDA approval to market its generic versions of VASCEPA. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generic companies. On October 2, 2020, we filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, our rehearing and en banc petitions were denied. The mandate of the court was issued on November 12, 2020. On February 11, 2021, we filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear our appeal in this litigation, which is pending.

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale. On November 30, 2020, we filed a patent infringement lawsuit against Hikma affiliate for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC.

Although, to date, no generics other than Hikma have been launched, in addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the U.S. Food and Drug Administration, or U.S. FDA. Apotex Inc., or Apotex, has applied for ANDA approval such application, based on public records, has not yet been approved. We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business.

The court rulings detailed above could also permit each of Teva and Apotex to launch a generic version of VASCEPA under certain circumstances pursuant to a settlement agreement with us. For example, Teva and Apotex settlement agreements permit such companies to launch their generic version of VASCEPA under royalty-free license from us given that our petition for en banc Federal Circuit review was not granted, after issuance of the Federal Circuit mandate on November 12, 2020. While Teva received U.S. FDA approval of its ANDA, any launch by Apotex would be subject to U.S. FDA approval of the Apotex ANDA and each generic launch is subject to procurement of adequate supply.

Once a generic version of VASCEPA is available in the market, whether based on a generic product with a MARINE indication label or REDUCE-IT indication label it is typically used in many U.S. states to fill a prescription for any use of the drug, subject, in certain circumstances, to state reimbursement law, the potential for patent infringement under certain case law and subject to certain Teva and Apotex settlement agreement terms. We currently face generic competition from Hikma’s generic version of VASCEPA in the United States, and could face increased competition from additional generic entrants in the near term, which could have a material and adverse impact on our revenues and our results of operations. There can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by U.S. FDA, even if such use is determined to infringe certain of our patent claims.

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

Additionally, we believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA is time-consuming and expensive. These factors limit the amount of VASCEPA supply available to generic companies, as experienced by Hikma. We do not have direct visibility into the supply levels of any of the generic company and we rely on our own experience together with information from third parties, which information may not be reliable. The generic companies could potentially find or develop sources of qualified VASCEPA supply that are not known to us and that are more efficient or inexpensive than our sources. Furthermore, generic companies could potentially convince our suppliers to prioritize supply to the generic companies ahead of any applicable contractual commitments to supply us. While we anticipate that our suppliers will honor their commitments to us, if generic competitors are successful in gaining an advantage in the supply chain promotional and educational efforts, and potentially manufacture and supply, with respect to VASCEPA will suffer and consequentially VASCEPA prescriptions will likely decrease. In addition, we may need to litigate with such suppliers to protect our rights, which can be costly and distracting to management. Such circumstances could have a material and adverse impact on our revenues and results of operations directly in the United States and potentially outside of the United States as well if supply costs and availability are affected or promotion and education programs reduced.

Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary to meet expectations for commercial success.

In January 2013, we launched VASCEPA based on the U.S. FDA, approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of VASCEPA on the risk for pancreatitis in patients with severe hypertriglyceridemia has not been determined and our U.S. FDA-approved labeling and promotional efforts state this fact.

In September 2018, we announced topline results from the REDUCE-IT®, or Reduction of Cardiovascular Events with EPA—Intervention Trial cardiovascular outcomes study of VASCEPA. In November 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of VASCEPA on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. VASCEPA was well tolerated in REDUCE-IT with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current U.S. FDA-approved labeling.

In December 2019, the U.S. FDA approved a new indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

Despite U.S. FDA approval for this new indication and expanded label for VASCEPA, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this new approved use, even if we are successful in our appeal effort. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable on an ongoing basis. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

•	the impact of and outcome of pending patent litigation efforts;
•	the commercialization and pricing of any current or potential generic version of VASCEPA;
•

the perceived efficacy and safety of VASCEPA by prescribing healthcare professionals and patients, as compared to no treatment and as compared to alternative treatments in various at-risk patient populations;

•	peer review of different elements of REDUCE-IT results over time;

•	continued review and analysis of the results of REDUCE-IT by regulatory authorities internationally;
•	our ability to offer VASCEPA for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team;
•	publicity concerning VASCEPA or competing products;
•	our ability to continually promote VASCEPA in the United States consistent with and outside of U.S. FDA-approved labeling and the related perception thereof;
•	sufficient third-party coverage or reimbursement for VASCEPA and its prescribe uses, on-label and off-label;
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

For example, two major factors that affect market use of prescription drugs are their perceived cost-effectiveness and the breadth of their use among different patient populations, both on label and off-label. In October 2019, the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on VASCEPA. The conclusion from the report is that VASCEPA easily met even the most stringent “commonly cited thresholds for cost-effectiveness and therefore represent(s) a high long-term value for money,” based on the organization’s value assessment framework. As part of the public meeting held by ICER analyzing REDUCE-IT data, the ICER review committee discussed whether, based on REDUCE-IT, VASCEPA should be considered for use in patients as an add-on to statin therapy generally, and not just in patients with persistent elevated triglyceride levels after statin therapy, which ICER defined as triglyceride levels of at least 135 mg/dL. Use as an add-on to statin therapy generally represents a larger patient population than studied in REDUCE-IT and larger than covered by U.S. FDA-approved labeling. By contrast, U.S. FDA-approved labeling for VASCEPA reflects limitations such as use in patients with persistent elevated triglyceride levels defined as triglyceride levels of at least 150 mg/dL after statin therapy and specific criteria designed to ensure the patient populations approved for use had sufficiently high degrees of CV risk. While the clinical judgment of prescribing physicians is the most important factor that determines the breadth of a drug’s use in the United States and often results in prescriptions in patient populations that go beyond U.S. FDA labeling, U.S. FDA-approved labeling that is more closely tied to the patient population studied in a clinical trial could limit use generally and by making reimbursement more difficult.

The scale and scope of the COVID-19 pandemic is uncertain and poses a significant threat to public health and infrastructure throughout the world, which could have a negative impact on our business.

The global spread of the coronavirus, the COVID-19, has created significant volatility, uncertainty and disruption in healthcare, social and economic infrastructures. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

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

•	our ability to commercialize VASCEPA, including as a result of travel restrictions, social distancing and other containment measures;
•	the enrolment or monitoring of patients in clinical trials, particularly at clinical trial sites located in highly impacted jurisdictions;
•	the ability to access, secure and otherwise obtain and deliver sufficient and timely commercial or clinical supplies of VASCEPA to meet demand if the production capabilities of suppliers is disrupted;
•	disruptions in regulatory oversight and actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19;
•	the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system becomes overly strained; and
•	any further or prolonged closures of our and our partners’ offices, operations and facilities impeding our ability to work together as a company and with our business and healthcare partners.

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel had the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance. In the fourth quarter of 2020 and in early 2021, the impact of COVID-19 worsened in much of the United States, with some healthcare professionals again limiting access to face-to-face interactions. Additionally, the number of patient visits to doctors’ offices and patients undergoing blood testing remains down considerably from pre-COVID-19 levels. These circumstances vary geographically and vary over time, with continued risk of resurgences in COVID-19 cases, and reinstitution of protocols, in various geographies. We hope to be able to maintain our substantial resumption of our business efforts, however, given the dynamics related to COVID-19, there can be no assurance that this will be the case. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as impactful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

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

The disruptions associated with the coronavirus pandemic could also delay the timing of a determination on our ability to seek legal remedies as travel, operational resources and personnel are disrupted, with respect to our efforts and capabilities, as well as those of our advisors and the courts. The disruptions associated with the coronavirus pandemic could delay the potential timing of subsequent steps for the launch of commercialization of VAZKEPA in Europe, including plans to hire additional employees in Europe. Additionally, COVID-19 could limit our ability to have access with healthcare professionals to help educate them regarding VAZKEPA so that they are more likely to prescribe it to their at-risk patients. And, similar to our experience in the United States, the effects of COVID-19 and social distancing considerations may reduce the frequency at which at-risk patients seek non-urgent preventative medical care.

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

In December 2019, the U.S. FDA approved a new indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease. Even though U.S. FDA has approved VASCEPA for this expanded label and new indication based on the REDUCE-IT results, additional data assessment by international regulatory authorities or otherwise could yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial outcome can take years to complete and publish. When new data are assessed and released or presented it could exceed, match or may not meet investor expectations.

In addition, the same set of data can sometimes be interpreted to reach different conclusions. This was the case when Health Canada approved an indication based on REDUCE-IT data that was different in certain respects than that approved by U.S. FDA and by the EC in Europe. It is possible the scope of subsequent regulatory approvals, if any, could likewise differ based on the same data. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

Regulatory authorities and medical guideline committees outside of the United States and the EU may consider the following additional factors, which could lead to evaluations of the totality of the efficacy and safety data from REDUCE-IT that differ from those of the U.S. FDA or the EC:

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

If regulatory authorities and medical guideline committees outside of the United States and the EU draw conclusions that differ from those of the U.S. FDA or the EC, the U.S. FDA or the EC could reevaluate its conclusions as to the safety and efficacy of VASCEPA. Likewise, if additional data or analyses released from time to time do not meet expectations, the perception of REDUCE-IT results and the perceived and actual value of VASCEPA may suffer. In these instances our revenue and business could suffer and our stock price could significantly decline.

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

Our current and planned commercialization efforts may not be successful in increasing sales of VASCEPA in the United States.

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Approximately two to three million adults in the United States have very high (≥500mg/dL) triglyceride levels, the MARINE patient population. There are approximately five to 15 million people in the United States who meet the specific REDUCE-IT inclusion criteria. Since 1976, mean triglyceride levels have increased in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and early 2021, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continually evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs. Thus, despite this significant expansion of our sales team, it is not large enough to call upon all physicians and we may not have sufficient sales personnel and resources to maximize the sales potential of VASCEPA.

If we are not successful in maintaining a sales force that is rightsized for our efforts to market and sell VASCEPA in the United States, our anticipated revenues or our expenses could be materially and negatively affected, and we may not obtain profitability, may need to cut back on research and development activities or implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

Although substantially all of our sales force personnel have the ability to resume face-to-face customer interactions in a manner consistent with state and local guidance, given the dynamics related to COVID-19, there can be no assurance that we will be able to substantially resume or sustain our business efforts. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as successful as traditional, in-person interactions. Specifically, access to healthcare professionals through digital or other channels, may not be as productive as in-person interactions. In the United States, in July 2020 we launched our first ever direct-to- consumer promotional campaign regarding VASCEPA demonstrating results in lowering cardiovascular risk in patients with persistent cardiovascular risk in high risk patients. In September 2020, we launched a new, nationwide television advertisement in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA as we determined that the cost was not sufficiently justified in light of the COVID-19 pandemic on patient visits to doctors. We resumed a limited direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. There can be no assurance that such promotion will have the intended positive increase in patients asking their healthcare providers regarding VASCEPA or that prescription rates for VASCEPA will increase in the near future or at all from such promotion. Data on increased product usage from similar promotion of other products suggests that the impact of television-

based promotion can be positive and sustained but is rarely immediate in its effect. After assessing the scope, timing and pricing of generic competition, we may also decide to contract our VASCEPA promotional efforts.

* We have no experience in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

While we have been working internally and with partners to support efforts toward approvals and commercialization outside the United States in light of the REDUCE-IT results and the recent EC approval of VAZKEPA, we may be unsuccessful in expanding our global footprint. For example, we plan to launch VAZKEPA on our own in the most commercially significant markets in Europe. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•	the impact the expiration of regulatory exclusivities and entry into the market of additional generic versions of VASCEPA;
•	our inability to attract and retain adequate numbers of effective sales and marketing personnel;
•	our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with these requirements;
•	the inability of our new sales personnel, to obtain access to or persuade adequate numbers of physicians to prescribe VASCEPA;
•

regulators may impose restrictions on VASCEPA’s conditions for use, distribution or marketing, and may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials, which may be costly or result in label or other use restrictions;

•

complexities and challenges in connection with pricing and reimbursement, including our ability to secure adequate reimbursement coverage, which in Europe is almost exclusively covered through public national funding, and not individual private insurance companies;

•	if we have overestimated the addressable market or are unable to convince healthcare providers to prescribe, or if patients are unwilling to use, VASCEPA;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions;
•	unforeseen costs and expenses associated with operating a new independent sales and marketing organization; and
•

the impact from COVID-19 on healthcare providers, patients and personnel which may vary considerably from jurisdiction to jurisdiction, as well as on local restrictions and practices, including the complexities of having to understand and navigate multiple sets of protocols.

If we experience one or more of the setbacks described above, we may not be able to pursue international regulatory and commercial efforts in a cost effective manner, or at all, which could cause our stock price to decline.

* Our promotion of VASCEPA is subject to regulatory scrutiny and associated risk generally.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the U.S. FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their U.S. FDA-approved products for uses that have not been approved by the U.S. FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act. However, case law over the last several years has called into question the extent to which government in the United States, including the U.S. FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of U.S. FDA-approved products such as VASCEPA.

In May 2015, we and a group of independent physicians filed a lawsuit against the U.S. FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of VASCEPA in the ANCHOR population and promote on the potential of VASCEPA to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of VASCEPA at issue reflected recognized medical practice at the time but was not approved by the U.S. FDA and was thus not covered by then U.S. FDA-approved labeling for the drug. Promotion of an off-label use has generally been considered by the U.S. FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that U.S. FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of VASCEPA. The physicians in the suit regularly treated patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from Amarin. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The U.S. FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data (the safety data from which was already and currently is in U.S. FDA-approved labeling of VASCEPA) or the peer-reviewed research related to VASCEPA and the potential for cardiovascular risk reduction.

In August 2015, we were granted preliminary relief in this lawsuit through the court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of VASCEPA to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the FDCA. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration. The U.S. FDA did not appeal the court’s ruling. In March 2016, we settled this litigation under terms by which the U.S. FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of VASCEPA and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. As part of the settlement, given, as expressed in the court’s opinion, that the dynamic nature of science and medicine is that knowledge is ever-advancing and that a statement that is fair and balanced one day may become incomplete or otherwise misleading in the future as new studies are done and new data is acquired, we agreed that we bear the responsibility to ensure that our communications regarding off-label use of VASCEPA remain truthful and non-misleading, consistent with the federal court ruling.

While we believe we are now permitted under applicable law to more broadly promote VASCEPA, the U.S. FDA-approved labeling for VASCEPA did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of VASCEPA promoted under the court declaration was required. In addition to claims classically considered to be on-label based on our expanded label for VASCEPA based on the REDUCE-IT results, we proactively communicate information related to VASCEPA in a manner that we believe is truthful and non-misleading and thus protected under the freedom of speech clause of the First Amendment to the United States Constitution.

Promotional activities in the biotechnology and pharmaceutical industries generally are subject to considerable regulatory scrutiny and, even though we have the benefit of a final settlement in this litigation, our efforts may be subject to enhanced scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading, which is subject to a considerable amount of judgment. We, the U.S. FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about VASCEPA.

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. Similarly, in March 2021, the United States Federal Trade Commission, or the FTC, issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The CIDs require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We are cooperating with the DOJ and FTC, respectively. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act or antitrust regulations, we could be subject to significant civil and criminal fines and penalties.

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

GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, which was approved by U.S. FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the U.S. FDA for patients with severe hypertriglyceridemia. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP, or AstraZeneca. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received U.S. FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. AstraZeneca has greater resources than we do, including financial, product development, marketing, personnel and other resources.

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

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures of both EPA and DHA are not effective in lowering cardiovascular risk. Results of these failed outcomes studies and analysis, while not done with VASCEPA, may negatively affect sales of VASCEPA. For example, results of VITamin D and OmegA-3 TriaL (VITAL), as announced immediately before the presentation of REDUCE-IT results at the 2018 Scientific Sessions of the AHA on November 10, 2018, failed to achieve its primary endpoint of lowering cardiovascular events. VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid mixture supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk.

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. In 2020, an additional Nordic trial known as OMEMI failed to demonstrate a reduction in cardiovascular events with an omega-3 fatty acid mixture. OMEMI, an investigator-initiated, multi-center, randomized clinical trial, was designed to evaluate the effects of daily treatment with omega-3 fatty acids compared with placebo among elderly patients (ages 70-82) with recent myocardial infarction. Patients received 1.8 g omega-3 fatty acids (930 mg EPA and 660 mg DHA) or placebo (corn oil) daily added to standard of care. Results presented in November 2020 at the American Heart Association’s Scientific Sessions showed no significant differences in cardiovascular events between the treatment groups for the composite primary endpoint (non-fatal MI, unscheduled revascularization, stroke, hospitalization for heart failure or all-cause mortality), nor for the individual components of this endpoint after 2 years.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic, MAT9001, for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the U.S. FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the U.S. FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study (ENHANCE-IT) against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the pharmacodynamic, or PD, population. A key secondary endpoint in ENHANCE-IT was the measurement of eicosapentaenoic acid levels in the blood, which is regarded as a key surrogate marker in determining cardiovascular risk reduction. In ENHANCE-IT, plasma EPA concentrations were significantly higher with LYPDISO vs. VASCEPA (46% relative percent increase in the change from baseline EPA level vs VASCEPA). Matinas stated that the results from ENHANCE-IT suggest tpotential for LYPDISO as a drug for cardiovascular risk reduction and announced that it is pursuing external partnerships to further develop LYPDISO for cardiovascular outcomes indication. As a result, Matinas no longer plans to pursue an indication for the treatment of sever hypertriglyceridemia, instead focusing on the broader cardiovascular risk reduction indication.

In June 2018, NeuroBo Pharmaceuticals, Inc. (then-named Gemphire Therapeutics) announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the U.S. FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on clinical hold. In March 2020 NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the U.S. FDA that the clinical development program for Gemcabene remains on partial clinical hold. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterol emia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned.

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

Based on prior communications from the U.S. FDA, including communications in connection with its review of the ANCHOR indication for VASCEPA, it is our understanding that the U.S. FDA is not prepared to approve any therapy for treatment of cardiovascular risk based on biomarker modification without cardiovascular outcomes study data, with the exception of therapies which lower LDL-cholesterol, depending on the circumstances. In particular, it is our understanding that the U.S. FDA is not prepared to approve any therapy based primarily on data demonstrating lowering of triglyceride levels. In our view, this position from the U.S. FDA did not change based on the REDUCE-IT study particularly in light of significant independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of VASCEPA are unique to VASCEPA and extend beyond triglyceride reduction. If the U.S. FDA were to change this position, it could potentially have a negative impact on Amarin by making it easier for other products to achieve a cardiovascular risk reduction indication without the need in advance to conduct a long and expensive cardiovascular outcomes study.

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the U.S. FDA in the United States. Most regulatory regimes outside the United States are similar in this regard. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. We have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products. Still, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

In March 2021, we announced that the EC has approved the marketing authorization application for VAZKEPA to reduce the risk of cardiovascular events in certain high-risk, statin treated adult patients. With the approval by the EC of VAZKEPA, there is currently no other drug that is approved for cardiovascular risk reduction in Europe in the at-risk patient population studied in REDUCE-IT. In addition, there is currently no other direct competition for Canada and the Middle East. However, consistent with the U.S., our competitors include large, well-established pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies.

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

The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, permits the U.S. FDA to approve ANDAs for generic versions of brand name drugs like VASCEPA. We refer to the process of generic drug applications as the “ANDA process.” The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration, and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant needs to submit data demonstrating that its product is bioequivalent to the brand name product, usually based on pharmacokinetic studies.

As an alternate path to U.S. FDA approval for modifications of products previously approved by the U.S. FDA, an applicant may submit a new drug application, or NDA, under Section 505(b)(2) of the FDCA (enacted as part of the Hatch-Waxman Amendments). This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the owner of the data. The Hatch-Waxman Amendments permit the applicant to rely upon the U.S. FDA findings of safety and effectiveness of a drug that has obtained U.S. FDA approval based on preclinical or clinical studies conducted by others. In addition to relying on U.S. FDA prior findings of safety and effectiveness for a referenced drug product, the U.S. FDA may require companies to perform additional preclinical or clinical studies to support approval of the modification to the referenced product.

If an application for a generic version of a branded product or a Section 505(b)(2) application relies on a prior U.S. FDA finding of safety and effectiveness of a previously-approved product including an alternative strength thereof, the applicant is required to certify to the U.S. FDA concerning any patents listed for the referenced product in the U.S. FDA publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify in the application that:

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

The Hatch-Waxman Amendments require an applicant for a drug product that relies, in whole or in part, on the U.S. FDA’s prior approval of VASCEPA, to notify us of its application, a “paragraph IV” notice, if the applicant is seeking to market its product prior to the expiration of the patents that both claim VASCEPA and are listed in the Orange Book. A bona fide paragraph IV notice may not be given under the Hatch-Waxman Amendments until after the generic company receives from the U.S. FDA an acknowledgement letter stating that its ANDA is sufficiently complete to permit a substantive review.

The paragraph IV notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that the relevant patents are invalid, or both. After receipt of a valid notice, the branded product manufacturer has the option of bringing a patent infringement suit in federal district court against any generic company seeking approval for its product within 45 days from the date of receipt of each notice. If such a suit is commenced within this 45-day period, the Hatch-Waxman Amendments provide for a 30-month stay on U.S. FDA’s ability to give final approval to the proposed generic product, which period begins on the date the paragraph IV notice is received. Generally, during a period of time in which generic applications may be submitted for a branded product based on a product’s regulatory exclusivity status, if no patents are listed in the Orange Book before the date on which a complete ANDA application for a product (excluding an amendment or supplement to the application) is submitted, an ANDA application could be approved by U.S. FDA without regard to a stay. For products entitled to five-year exclusivity status, the Hatch-Waxman Amendments provide that an ANDA application may be submitted after four years following U.S. FDA approval of the branded product if it contains a certification of patent invalidity or non-infringement to a patent listed in the Orange Book. In such a case, the 30-month stay runs from the end of the five-year exclusivity period. Statutory stays may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the ANDA applicant before the expiration of the 30-month period, the stay will be immediately lifted and the U.S. FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patents are not upheld or if the generic competitor is found not to infringe such patents.

In addition to the ANDA patent litigation described above, we could face patent litigation related to the patents filed in the Orange Book related to the REDUCE-IT study. A three-year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved, such as when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we received three-year exclusivity in connection with the approval of our sNDA for REDUCE-IT study results. Such three-year exclusivity protection precludes, unless otherwise agreed, the U.S. FDA from approving a marketing application for an ANDA, a product candidate that the U.S. FDA views as having the same conditions of approval as VASCEPA (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the U.S. FDA with VASCEPA as the reference product until December 13, 2022, three years from the date of U.S. FDA approval of the REDUCE-IT sNDA. While this three-year exclusivity would generally prevent such an approval based on our REDUCE-IT indication during such time, it does not preclude tentative or final approval of an ANDA based on our MARINE indication. The U.S. FDA may accept and commence review of such REDUCE-IT-related applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of REDUCE-IT patents during such period. This three-year form of exclusivity may also not prevent the U.S. FDA from approving an NDA that relies only on its own data to support the change or innovation. Regulatory exclusivity is in addition to exclusivity afforded by issued patents related to VASCEPA.

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

Generally, if an ANDA filer meets the approval requirements for a generic version of VASCEPA to the satisfaction of the U.S. FDA under its ANDA, U.S. FDA may grant tentative approval to the ANDA during a Hatch-Waxman 30-month stay period and during the Hatch-Waxman 36-month regulatory exclusivity period. A tentative approval is issued to an ANDA applicant when its application is approvable prior to the expiration of any exclusivities applicable to the branded, reference listed drug product. A tentative approval does not allow the applicant to market the generic drug product and postpones the final ANDA approval until applicable exclusivity protections have expired.

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication only are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as Hikma did in November 2020, although on a limited scale. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the reputation of VASCEPA or the perceived value of our company and our stock price. For example, our stock price suffered a significant decline following our announcement of the Nevada Court’s ruling in favor of the Defendants and the Federal Circuit ruling upholding the Nevada Court’s ruling. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption which leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain States impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug limiting the extent of market growth and potentially contracting the overall size of the realized market penetration such that, while an authorized generic could be profitable the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug and we have not launched an authorized generic version of VASCEPA.

* The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed and, perhaps not surprisingly, is reportedly in short supply to our generic competitors, one of which has filed a lawsuit against us claiming we have engaged in anticompetitive practices related to our building of adequate supply for our needs and, in activities we believe were prompted by the generic competitor, government agencies are investigating our business as it relates to the supply of the active pharmaceutical ingredient in VASCEPA. This dynamic could interfere with our business plans.

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade to develop with individual members of our third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable our suppliers to supply our clinical and commercial needs globally. Based on statements made by Hikma and Dr. Reddy’s, the active pharmaceutical ingredient of VASCEPA needed to manufacture their generic versions of VASCEPA is in short supply to them. We believe this may be due to their lack of adequate planning, knowhow and expertise regarding this fragile active ingredient.

As has been a practice in the generic pharmaceutical industry, on April 27, 2021, Dr. Reddy’s filed a complaint against us in the United States District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors, and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Such litigation can be lengthy, costly and could materially affect and disrupt our business. We believe we have valid defenses and will vigorously defend against the claims but cannot predict the outcome.

We have also received a civil investigative demand from the U.S. Federal Trade Commission and a subpoena from the New York Attorney General with respect to practices relating to our supply of the active pharmaceutical ingredient in VASCEPA. We believe such contact from the governments may have been prompted by a generic competitor. We are cooperating with the agencies. The government inquiries require us to produce documents and answer related questions relevant to specified time periods. Such investigations can be lengthy, costly and could materially affect and disrupt our business. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. If a government determines that we have violated antitrust law, we could be subject to significant civil fines and penalties.

VASCEPA is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, in the U.S. VASCEPA is subject to non-prescription competition and consumer substitution.

Our only product, VASCEPA, is a prescription-only form of EPA, an omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians and other providers will view the pharmaceutical grade purity and proven efficacy and safety of VASCEPA as having a superior therapeutic profile to unproven and loosely regulated omega-3 fatty acid dietary supplements. In addition, the U.S. FDA has not yet enforced to the full extent of its regulatory authority what we view as illegal claims made by certain omega-3 fatty acid product manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that certain of such chemically altered products are dietary supplements and that certain of such products reduce triglyceride levels or could reduce cardiovascular risk.

Also, for over a decade, subject to certain limitations, the U.S. FDA has expressly permitted dietary supplement manufacturers that sell supplements containing the omega-3 fatty acids EPA and/or DHA to make the following qualified health claim directly to consumers: Supportive but not conclusive research shows that consumption of EPA and DHA omega-3 fatty acids may reduce the risk of coronary heart disease. Such companies are not, however, permitted, based on U.S. FDA enforcement activity, to make claims that suggest or imply treatment of cardiovascular disease.

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

Similarly, on August 30, 2017, Amarin filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. In October 2017, the ITC determined to not institute our requested investigation. We appealed this determination to the U.S. Federal Circuit, but that court upheld ITC’s determination. On July 30, 2019, we filed a petition with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, which petition was denied on December 9, 2019, ending this litigation. We have also engaged with U.S. FDA on the topic of synthetically produced omega-3 products through the citizen’s petition process and otherwise.

In addition, to the extent the net price of VASCEPA after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these retail alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that directly or indirectly favor supplement use over VASCEPA. While VASCEPA is priced comparatively with, or in some cases lower than, many competing treatments, particularly when taking into account insurance coverage, such pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price our product of VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

The commercial value to us of sales of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement such as in Europe, which can vary from country to country resulting in potential patient access restrictions.

There can be no assurance as to the adequacy for commercial success of VASCEPA outside the United States. For example, despite having received EC approval to commercialize VAZKEPA in Europe and as we expect to obtain, through our partner Edding, marketing approval for VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials.

Further, securing adequate reimbursement is critical for commercial success of any therapeutic and pricing and reimbursement levels of medications in markets outside the United States can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. In certain European countries, securing product reimbursement is a requisite to commercial launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost-effectiveness of VASCEPA to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels. If the pricing and reimbursement levels of VASCEPA are lower than we anticipate, then affordability of, and market access to, VASCEPA may be adversely affected and thus market potential in these territories would suffer.

We or our partners may even choose to not proceed with marketing VASCEPA in a market, even after a regulatory approval, due to negative commercial dynamics. Further, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. In addition, we could face competition from products similar or deemed equivalent to VASCEPA in various jurisdictions through regulatory pathways that are more lenient than in the United States or in jurisdictions in which we do not have exclusivity from regulations or intellectual property. If any of these market dynamics exist, the commercial potential in these territories for our product would suffer.

Our products and marketing efforts are subject to extensive post-approval government regulation.

Once a product candidate receives U.S. FDA marketing approval, numerous post-approval requirements apply. Among other things, the holder of an approved NDA is subject to periodic and other monitoring and reporting obligations enforced by the U.S. FDA and other regulatory bodies, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the approved application. Application holders must also submit advertising and other promotional material to regulatory authorities and report on ongoing clinical trials.

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our First Amendment litigation and settlement may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change.

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

Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as our former co-promotion partner Kowa Pharmaceuticals America, Inc. As discussed above, in June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver programs during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The CID requires us to produce documents and answer written questions, or interrogatories, relevant to the specified time period. We are cooperating with the DOJ. We cannot predict when the investigation will be resolved, the outcome of the investigations or its potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act, we could be subject to significant civil and criminal fines and penalties. In addition, even if we comply with U.S. FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the U.S. FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling and marketing, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs.

In addition, all of the above factors may also apply to any regulatory approval for VASCEPA obtained in territories outside the United States. In Europe, for example, restrictions regarding off-label promotion are in some ways more stringent than in the United States, including restrictions covering certain communications with shareholders. Given our inexperience with marketing and commercializing products outside the United States, in certain territories we may need to rely on third parties, such as our partners in Canada, China and the Middle East, to assist us in dealing with any such issues and we will have limited or no control over such partners.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes to the healthcare system in ways that could affect our ability to sell our products profitably. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. However, these Medicare sequester reductions have been suspended through December 31, 2021 due to the COVID-19 pandemic. Also for example, the ACA has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the U.S. pharmaceutical industry. Among other cost-containment measures, the ACA establishes:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. In response, the U.S. FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule pending completion of the comment and rulemaking process required under the Administrative Procedures Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Norther District of California and that the performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our products and product candidates. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the State of California enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations.

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

In the U.S. Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments to patients, or do not provide coverage for specific drugs or drug classes.

In addition, certain U.S. based healthcare providers are moving toward a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. We are unable to predict the reimbursement policies employed by third-party healthcare payors.

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

Certain provisions of the ACA have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. Multiple Executive Orders were signed during the Trump administration which were designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, the previous administration terminated the cost-sharing subsidies under the ACA. Nineteen state Attorneys General filed suit to stop the administration from terminating the subsidies, but on July 18, 2018, the U.S. District Court for the Northern District of California dismissed the case without prejudice. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that, due to Congressional appropriations riders that prohibited the HHS from paying out more in risk corridor payments than it collected, HHS was not required to pay more than $12.0 billion in ACA risk corridor payments owed to insurers under the risk corridor formula. On November 6, 2018, the Federal Circuit declined to rehear the case en banc. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we will continue to monitor any developments. Moreover, the Tax Act included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA to create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (an increase from 50% effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Under the Trump administration, CMS issued regulations that gave states greater flexibility, starting in 2020, in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the ACA. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. It is unclear how the ultimate decision in this case, which is now pending before the U.S. Supreme Court, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. We will continue to evaluate the effect that the ACA and its possible repeal, replacement, or invalidation, in whole or in part, has on our business.

The Trump administration’s budget proposal for fiscal year 2021 included a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, began implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria, and new payment methodologies, and in additional downward pressure on coverage and payment and the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

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

* The U.S. FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products and promotional efforts such as speaker programs. If we or our partners are found to have improperly promoted uses, efficacy or safety of VASCEPA or otherwise are found to have violated the law or applicable regulations, we may become subject to significant fines and other liability. The government may seek to find means to prevent our promotion of truthful and non-misleading information beyond the current court ruling and litigation settlement or seek to find violations of other laws or regulations in connection with the promotional efforts we undertake on our own or through third parties.

The U.S. FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the U.S. FDA as reflected in the product’s approved labeling. The Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The U.S. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Even though we received U.S. FDA marketing approval for VASCEPA for the MARINE indication and for cardiovascular risk reduction based on the REDUCE-IT study, and we believe the First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe VASCEPA to their patients for use in the treatment of conditions that are not included as part of the indication statement in our U.S. FDA-approved VASCEPA label or our settlement. If we are found to have promoted VASCEPA outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the False Claims Act, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa, or our commercialization partners outside the United States or other third-parties that we retain to help us implement our business plan.

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

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc. Similarly, in March 2021, the FTC issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The CIDs require us to product documents and answer written questions, or interrogatories, relevant to specified time periods. We are cooperating with the DOJ and FTC, respectively. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act or antitrust regulations, we could be subject to significant civil and criminal fines and penalties.

We may not be successful in developing and receiving regulatory approval for VASCEPA in other jurisdictions or marketing future products if we cannot meet the extensive regulatory requirements of regulatory agencies such as for quality, safety, efficacy and data privacy.

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and elsewhere. In the United States, the U.S. FDA generally requires preclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including, among others:

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

Even if we obtain positive results from our efforts to seek regulatory approvals, from early stage preclinical studies or clinical trials, we may not achieve the same success in future efforts. Clinical trials that we or potential partners conduct may not provide sufficient safety and efficacy data to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations would suffer. For example, during the public advisory committee meeting held by U.S. FDA as part of its review of our ANCHOR data and sNDA in October 2013, a discussion regarding observed, nominally statistically significant changes from baseline in an adverse direction, while on background statin therapy, in certain lipid parameters, including LDL cholesterol and triglycerides, in the placebo group, raised questions about the possibility that the light liquid paraffin oil, or mineral oil, placebo used in the ANCHOR trial and then in use in the REDUCE-IT trial might not be biologically inert and might be viewed as artificially exaggerating the clinical effect of VASCEPA when measured against placebo. Ultimately, in 2012, before the U.S. FDA approval of VASCEPA after review of the MARINE and ANCHOR trials and consideration of other data regarding mineral oil, no strong evidence for biological activity of mineral oil was identified by the agency. It was ultimately concluded that the between-group differences likely provided the most appropriate descriptions of the treatment effect of VASCEPA and that whatever factor(s) led to the within-group changes over time in the placebo group were likely randomly distributed to all treatment groups. Thus, the U.S. FDA approved VASCEPA for use in the MARINE indication in July 2012, U.S. FDA did not dispute the veracity of the ANCHOR trial data and, in connection with the March 2016 agreement we reached with the U.S. FDA allowing us to promote the results of the ANCHOR study, the U.S. FDA did not seek to require that we include any qualification related to this earlier question regarding the mineral oil placebo. In addition, in connection with U.S. FDA’s review of REDUCE-IT data and sNDA in 2019, the agency determined that an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered as could have been the case in some patients in REDUCE-IT and that, in the agency’s view, indirect evidence suggested the presence of a potential inhibitory effect on statin absorption by mineral oil. However, U.S. FDA’s exploratory analysis indicated that the effect of LDL cholesterol values on the time to the primary endpoint was numerically small and unlikely to change the overall conclusion of treatment benefit. U.S. FDA then relied on this assessment and all data available to it to approve a new indication statement and labeling based on REDUCE-IT results. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory reviews or the public perception of our products and our future prospects, including REDUCE-IT results. Any approvals that are obtained may be limited in scope, may require additional post-approval studies or may require the addition of labeling statements, including boxed warnings, focusing on product safety that could affect the commercial potential for our product candidates. Any of these or similar circumstances could adversely affect our ability to gain approval for new indications and affect revenues from the sale of our products. Even in circumstances where products are approved by a regulatory body for commercialization, the regulatory or legal requirements may change over time, or new safety or efficacy information may be identified concerning a product, which may lead to the withdrawal of a product from the market or similar use restrictions. The discovery of previously unknown problems with a clinical trial or product, or in connection with the manufacturer of products, may result in regulatory issues that prevent proposed future approvals of a product and/or restrictions on that product or manufacturer, including withdrawal of an indication or the product from the market, which would have a negative impact on our potential revenue stream.

As we continue to build our infrastructure for commercializing VASCEPA, we may encounter difficulties in managing our growth and expanding our operations successfully.

The process of establishing, maintaining and expanding a commercial infrastructure is difficult, expensive and time-consuming. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and in early 2021, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continue to evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs. Our sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States and is not large enough to call upon all physicians.

In addition to sales force expansion in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. For example, in Europe we commenced 2021 with approximately 50 professionals involved in pre-approval and pre-launch planning and other commercial preparation activities, with plans to expand to approximately 300 professionals by the end of 2021. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by the COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct commercialization of VASCEPA in the United States and VAZKEPA in Europe. We are also committed to providing supply to our commercial partners and distributors in Canada, China and MENA. And we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. And, lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance, for example, prior to commercial launch in China and Europe. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, potentially the qualifications of new suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion, with certain of these expansion plans delayed due to COVID-19 and other market uncertainties. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. Similarly, the EMA has not initially approved use of each of our suppliers used for VASCEPA in the United States for VAZKEPA in the EU. While we believe that we have sufficient supply of VAZKEPA to support our initial launch plans in Europe, our supply in Europe will be limited until additional suppliers are qualified which qualifications may be delayed by COVID-19 and our exposure to manufacturing issues with our approved suppliers for the EU is less mitigated than is our objective by having more suppliers qualified. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for VASCEPA.

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

The manufacture, packaging and distribution of pharmaceutical products such as VASCEPA are subject to U.S. FDA regulations and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

The manufacture, packaging and distribution of pharmaceutical products, such as VASCEPA, are regulated by the U.S. FDA and similar foreign regulatory bodies and must be conducted in accordance with the U.S. FDA’s cGMPs and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMPs as well as the International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, regulations and guidelines, that are both capable of manufacturing VASCEPA and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions and penalties, any of which could significantly and adversely affect our business. If we are not able to manufacture VASCEPA to required specifications through our current and potential API suppliers, we may be delayed in successfully supplying the product to meet anticipated demand and our anticipated future revenues and financial results may be materially adversely affected.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior U.S. FDA review and pre-approval of the manufacturing process and procedures in accordance with the U.S. FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the U.S. FDA and would again require us to demonstrate product comparability to the U.S. FDA. There are comparable foreign requirements under ICH guidelines. In addition, COVID-19 has limited the ability of suppliers to be inspected. This review may be costly and time consuming and could delay or prevent the launch of a product.

Furthermore, the U.S. FDA and foreign regulatory agencies require that we be able to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis, including demonstrated product stability, and document our ability to do so. This requirement is referred to as process validation. Process validations includes stability testing, measurement of impurities and testing of other product specifications by validated test methods. If the U.S. FDA does not consider the result of the process validation or required testing to be satisfactory, the commercial supply of VASCEPA may be delayed, or we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand.

The U.S. FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we or our approved suppliers are unable to comply, we may be subject to regulatory, civil actions or penalties, or we may be prevented from manufacturing or selling VASCEPA, all of which could significantly and adversely affect our business.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. For example, in December 2017, Edding commenced a pivotal clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted by the spread of the coronavirus and the unexpected diversion of resources by regulators and industry professionals to address the coronavirus outbreak. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

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

Our efforts to launch VAZKEPA on our own in Europe is a complex undertaking for a company that has not launched a product in Europe and could be subject to significant risks of execution to our successful development of VAZKEPA in Europe. While various of our suppliers have been inspected and we do not anticipate supply availability limiting our launch in Europe, COVID-19 has limited the ability of suppliers to be inspected and not all of our suppliers have completed all of the requirements of the European regulatory authorities.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. For example, in June 2020, we received a CID from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. False Claims Act in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals, Inc. Similarly, in March 2021, the FTC issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or is engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The CIDs require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We [produced the requested information and] are cooperating with the DOJ and FTC, respectively. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the Anti-Kickback Statute and False Claims Act or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

In addition, with the approval and commercialization of any of our products outside the United States, we will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials.

Our reliance on third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials. Moreover, the U.S. FDA requires us to comply with requirements, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining regulatory approvals for our product candidates and may be delayed in our efforts to successfully commercialize our product candidates for targeted diseases.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 112 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 112 allowed and issued applications include the following:

•	one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•	55 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•	23 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
•	two additional US patents directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
•	five additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the ANCHOR patient population with a term that expires in 2030 or later;
•	two additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the MARINE patient population with a term that expires in 2030;
•	three additional patents related to the use of a pharmaceutical composition comprised of free fatty acids to treat the REDUCE-IT population expiring 2033;
•	four additional patents related to a pharmaceutical composition comprised of free fatty acids and uses thereof to treat both the MARINE and ANCHOR patient populations with a term that expires in 2030;
•	one additional patent related to the use of a pharmaceutical composition comprised of re-esterified EPA triglyceride to treat the REDUCE-IT population expiring 2033;
•	four additional patents related to a formulation of EPA/DHA and uses thereof with a term that expires in 2030;
•	two additional patents related to the use of VASCEPA to treat obesity with a term that expires in 2034;
•	one additional patent related to the use of VASCEPA to treat prostate cancer with a term that expires in 2037;
•	four additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•	five additional patents covering a new combination therapy comprised of EPA and another drug.

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

We are also pursuing patent applications related to VASCEPA in multiple jurisdictions outside the United States. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. The European Commission, or EC, approval provides ten years of market protection in the EU. Furthermore, patent protection in Europe includes:

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

* The loss of key personnel could have an adverse effect on our business, particularly in light of our recent announcement of management succession plan.

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. In April 2021, we announced that John Thero, President and Chief Executive Officer, will retire from his positions as President and Chief Executive Officer and member of the Board of Directors effective August 1, 2021 and will provide phased transitional and consulting services to us thereafter. The Board of Directors has appointed Karim Mikhail, currently our Senior Vice President, Commercial Head Europe, to succeed Mr. Thero as our next President and Chief Executive Officer, as well as, a member of the Board of Directors, effective August 1, 2021. In April 2021, we also announced that Joseph Kennedy will retire from his position as Executive Vice President, General Counsel effective August 1, 2021 (or such later date as may be decided between Mr. Kennedy and the Board of Directors). A search has commenced to hire a new General Counsel, with Mr. Kennedy also intending to support this transition and to provide consulting support on certain legal matters. Although we anticipate smooth transitions, any such changes to senior management, can be disruptive to operations, including by distracting management from our core business and effective employee productivity. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts, particularly on a global scale, we may experience increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we prepare for commercialization in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, employees are increasingly being recruited by other companies. While our business priorities emphasize continued promotion of VASCEPA in the United States, the current and potential threat of generic competition can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or the IRS, and states. For example, the IRS began an examination of our 2018 US income tax return in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any ongoing or future audits will have a material adverse effect on our consolidated financial position or results of operations.

We could be adversely affected by our exposure to customer concentration risk.

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our gross product sales. Customers A, B, and C accounted for 27%, 35%, and 31%, respectively, of gross product sales for the three months ended March 31, 2021, and represented 35%, 36%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2021. Customers A, B, and C accounted for 24%, 35%, and 32%, respectively, of gross product sales for the three months ended March 31, 2020, and represented 32%, 27%, and 30%, respectively, of the gross accounts receivable balance as of March 31, 2020. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2020, 2019, and 2018, we reported losses of approximately $18.0 million, $22.6 million, and $116.4 million, and we had an accumulated deficit as of December 31, 2020 of $1.4 billion. For the three months ended March 31, 2021 and 2020, we reported losses of approximately $1.6 million and $20.6 million, respectively, and we had an accumulated deficit as of March 31, 2021 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Even though VASCEPA has been approved by the U.S. FDA for marketing in the United States for two important indications, recently received marketing authorization in Europe and is approved in smaller jurisdictions, it may not gain enough market acceptance to support profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our expanded commercialization efforts in the United States and our expected commercialization efforts in Europe. If we are unable to continue to generate robust product revenues, we will not become profitable on a sustained basis in the near term, if ever, and may be unable to continue operations without continued funding.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and VASCEPA prescription figures will likely fluctuate from month to month. VASCEPA sales are difficult to predict from period to period and as a result, you should not rely on VASCEPA sales results in any period as being indicative of future performance, and sales of VASCEPA may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including those risks and uncertainties described in this Part II, Item 1A and the following:

•	the recent launch of a generic version of VASCEPA, and the potential launch of additional generic versions;
•	continued and prolonged disruption to our business from the COVID-19 pandemic;
•	the continuing evolution of the medical community’s and the public’s perception of the REDUCE-IT study results;
•	the level of demand for VASCEPA, due to changes in prescriber sentiment, quarterly changes in Distributor purchases, and other factors;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $291.0 million and short-term investment balance of $213.2 million as of March 31, 2021 will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the U.S. FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

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

* Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

Tax law and policies in the United States and Ireland are unsettled and may be subject to significant change, including based on adjustments in political perspectives and administration shifts. In the United States and internationally, how to tax entities with international operations, like Amarin, has been subject to significant re-evaluation. We believe we developed VASCEPA in and from Ireland based on understanding of applicable requirements. In recent years, particularly since 2013 when commercial sale of VASCEPA commenced in the United States, the majority of our consolidated operations have been in the United States. Ownership of VASCEPA continues to reside with our wholly-owned Ireland-based subsidiary, Amarin Pharmaceuticals Ireland Ltd., and oversight and operations of that entity are structured to be maintained in Ireland. In order to effectively utilize our accumulated net operating loss carryforwards for tax purposes in Ireland, our operations, particularly for this subsidiary, need to be active in Ireland under applicable requirements. In addition, utilization of these accumulated net operating loss carryforwards assumes that tax treaties between Ireland and other countries, particularly the United States, do not change in a manner that limit our future ability to offset earnings with these operating loss carryforwards for tax purposes.

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

Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations.  In particular, there have been a number of significant changes to the U.S. federal income tax rules in recent years and additional tax reform proposed by the Biden administration may be enacted.  The effect of any such tax reform is uncertain. As we continue to expand internationally, we will be subject to varied and complex tax regimes, and the tax laws of one jurisdiction may impact our expansion to or operations in other jurisdictions.  Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our partners’ and our compliance, operating and other costs, as well as the costs of our products. As we expand the scale of our business activities, any changes in the taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

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

As of April 23, 2021, we had 394,771,523 common shares outstanding including 394,574,581 shares held as ADSs and 196,942 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Further, the United Kingdom ceased to be a member of the European Union on January 31, 2020, commonly referred to as Brexit , and the 11-month implementation period ended on December 31, 2020 and a new trade deal between the United Kingdom and the European Union was agreed to on December 24, 2020. The effects of Brexit are uncertain and may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs and common shares. In particular, Brexit could lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe, which could cause the broader global financial markets to experience significant volatility. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility due to the ongoing uncertainty. Lack of clarity about future UK laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate could decrease foreign direct investment in the UK, increase costs, disrupt our business, depress economic activity and restrict our access to capital, any of which could negatively impact the price of our ADSs and common shares.

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

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 when the transition period granted by the Withdrawal Agreement ended. Separately, the EU-UK Trade and Cooperation Agreement was entered into between the UK and the EU on December 24, 2020. In addition, the UK is negotiating deals in a number of other areas where cooperation with the EU is required, and there is continued uncertainty as to which EU regulations and directives will be replicated into UK domestic law, or replaced, going forward, and when. Given the recent deal terms and the lack of clarity on future UK laws and regulations and their divergence from, or consistency with, the EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital.

The continued uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise.

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

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The impact of the terms of the recent trade deal between the UK and EU are uncertain. Since the regulatory framework in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the commercialization of our products in the UK. Any delay in commercializing our products in the UK and/or the EU could restrict our ability to generate revenue and achieve and sustain profitability. The uncertainty around the UK’s future relationship with the EU continues to cause economic uncertainty which could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our ADSs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2021 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - 31, 2021	254,331	$7.50
February 1 - 28, 2021	711,894	7.17
March 1 - 31, 2021	37,740	6.37
Total	1,003,965	$7.22

(1)	Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.
Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Online Office Agreement dated as of March 30, 2021, by and between Amarin Germany GmbH and Regus	Filed herewith

10.2	Online Office Agreement dated as of March 30, 2021, by and between Amarin Germany GmbH and Regus	Filed herewith

10.3	Amarin Corporation plc Executive Severance and Change of Control Plan	Current Report on Form 8-K dated January 29, 2021, Nile No. 0-21392, as Exhibit 10.1	January 29, 2021

10.4	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, dated April 12, 2021	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ John F. Thero
John F. Thero

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: April 29, 2021