Form 10-Q
period 2021-06-30
AMARIN CORP PLC\UK
filed 2021-08-05
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

395,302,404 common shares were outstanding as of July 30, 2021, including 395,105,527 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 196,877 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$327,016	$186,964
Restricted cash	3,917	3,915
Short-term investments	181,910	313,969
Accounts receivable, net	182,259	154,574
Inventory	272,455	188,864
Prepaid and other current assets	28,426	30,947
Total current assets	995,983	879,233
Property, plant and equipment, net	1,713	2,016
Long-term investments	14,158	62,469
Operating lease right-of-use asset	7,861	8,054
Other long-term assets	456	432
Intangible asset, net	24,820	13,817
TOTAL ASSETS	$1,044,991	$966,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141,251	$105,876
Accrued expenses and other current liabilities	226,545	198,641
Current deferred revenue	2,643	2,926
Total current liabilities	370,439	307,443
Long-Term Liabilities:
Long-term deferred revenue	14,825	15,706
Long-term operating lease liability	8,875	9,153
Other long-term liabilities	5,528	6,214
Total liabilities	399,667	338,516
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 402,255,276 shares issued, 395,222,188 shares outstanding as of June 30, 2021; 398,425,000 shares issued, 392,538,081 shares outstanding as of December 31, 2020	292,782	290,115
Additional paid-in capital	1,834,548	1,817,649
Treasury stock; 7,033,088 shares as of June 30, 2021; 5,886,919 shares as of December 31, 2020	(59,011)	(51,082)
Accumulated deficit	(1,422,995)	(1,429,177)
Total stockholders’ equity	645,324	627,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,044,991	$966,021

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Product revenue, net	$153,773	$133,724	$295,156	$285,928
Licensing and royalty revenue	715	1,593	1,502	4,382
Total revenue, net	154,488	135,317	296,658	290,310
Less: Cost of goods sold	32,155	28,797	60,481	63,604
Gross margin	122,333	106,520	236,177	226,706
Operating expenses:
Selling, general and administrative	107,203	92,395	213,001	226,332
Research and development	6,357	9,969	15,734	20,247
Total operating expenses	113,560	102,364	228,735	246,579
Operating income (loss)	8,773	4,156	7,442	(19,873)
Interest income, net	285	151	756	1,359
Other (expense) income, net	(191)	108	(333)	17
Income (loss) from operations before taxes	8,867	4,415	7,865	(18,497)
Income tax (provision) benefit	(1,059)	—	(1,683)	2,359
Net income (loss)	$7,808	$4,415	$6,182	$(16,138)
Earnings (loss) per share:
Basic	$0.02	$0.01	$0.02	$(0.04)
Diluted	$0.02	$0.01	$0.02	$(0.04)
Weighted average shares:
Basic	395,899	384,663	395,272	373,300
Diluted	401,767	399,664	402,778	373,300

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2020	—	398,425,000	(5,886,919)	$—	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Exercise of stock options	—	783,320	—	—	536	1,523	—	—	2,059
Vesting of restricted stock units	—	2,447,405	(1,003,965)	—	1,709	(1,709)	(7,252)	—	(7,252)
Stock-based compensation	—	—	—	—	—	13,925	—	—	13,925
Loss for the period	—	—	—	—	—	—	—	(1,626)	(1,626)
March 31, 2021	—	401,655,725	(6,890,884)	$—	$292,360	$1,831,388	$(58,334)	$(1,430,803)	$634,611
Issuance of common stock under employee stock purchase plan	—	226,402	—	—	161	867	—	—	1,028
Exercise of stock options	—	27,139	—	—	19	56	—	—	75
Vesting of restricted stock units	—	346,010	(142,204)	—	242	(242)	(677)	—	(677)
Stock-based compensation	—	—	—	—	—	2,479	—	—	2,479
Income for the period	—	—	—	—	—	—	—	7,808	7,808
June 30, 2021	—	402,255,276	(7,033,088)	$—	$292,782	$1,834,548	$(59,011)	$(1,422,995)	$645,324

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Exercise of stock options	—	412,465	—	—	269	1,037	—	—	1,306
Vesting of restricted stock units	—	1,951,448	(759,832)	—	1,274	(1,274)	(13,831)	—	(13,831)
Stock-based compensation	—	—	—	—	—	10,591	—	—	10,591
Loss for the period	—	—	—	—	—	—	—	(20,553)	(20,553)
March 31, 2020	289,317,460	367,378,806	(5,670,824)	$21,850	$270,716	$1,774,671	$(49,731)	$(1,431,730)	$585,776
Issuance of common stock under employee stock purchase plan	—	123,608	—	—	76	772	—	—	848
Conversion of Series A Convertible Stock, net	(237,713,680)	23,771,368	—	(14,684)	14,684	(238)	—	—	(238)
Exercise of stock options	—	148,290	—	—	92	260	—	—	352
Vesting of restricted stock units	—	167,240	(70,971)	—	104	(104)	(521)	—	(521)
Stock-based compensation	—	—	—	—	—	12,131	—	—	12,131
Income for the period	—	—	—	—	—	—	—	4,415	4,415
June 30, 2020	51,603,780	391,589,312	(5,741,795)	$7,166	$285,672	$1,787,492	$(50,252)	$(1,427,315)	$602,763

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,182	$(16,138)
Adjustments to reconcile income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	299	296
Amortization of investments	1,126	33
Stock-based compensation	16,404	22,722
Amortization of debt discount and debt issuance costs	—	490
Amortization of intangible asset	997	720
Changes in assets and liabilities:
Accounts receivable, net	(27,685)	(8,555)
Inventory	(83,591)	(48,075)
Prepaid and other current assets	2,521	(10,273)
Other long-term assets	(24)	—
Interest receivable	672	(1,312)
Accrued interest payable	—	(240)
Deferred revenue	(1,164)	(633)
Accounts payable and other current liabilities	51,279	65,530
Other long-term liabilities	(773)	1,159
Net cash (used in) provided by operating activities	(33,757)	5,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	253,084	131,440
Purchases of securities	(74,510)	(527,479)
Disposal (purchase) of furniture, fixtures and equipment	4	(251)
Net cash provided by (used in) investing activities	178,578	(396,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	1,028	848
Proceeds from exercise of stock options, net of transaction costs	2,134	1,658
Payment of transaction costs for conversion of preferred stock	—	(238)
Payment on debt from royalty-bearing instrument	—	(27,925)
Taxes paid related to stock-based awards	(7,929)	(14,352)
Net cash used in financing activities	(4,767)	(40,009)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	140,054	(430,575)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	190,879	648,495
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$330,933	$217,920
Supplemental disclosure of cash flow information:
Cash received (paid) during the year for:
Interest	$—	$(1,193)
Income taxes	$3,711	$(20)
Supplemental disclosure of non-cash transactions:
Laxdale Milestone	$12,000	$—

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health and reduce cardiovascular risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or U.S. In 2021 the Company began to increase pre-launch commercial activities in Europe. The Company’s operations outside of the U.S. and Europe are in early stages of development with reliance on third-party commercial partners in select geographies, including China where regulatory approval for the Company’s lead product is being actively sought.

The Company’s lead product, VASCEPA® (icosapent ethyl), was first approved by the U.S. Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. In January 2013, the Company launched 1-gram size VASCEPA in the U.S. and in October 2016, introduced a smaller 0.5-gram capsule size. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the results of the Company’s long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients. VASCEPA is also available for sale by prescription only in Canada, Lebanon and the United Arab Emirates through collaborations and is also in development in other jurisdictions.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s or DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of the Company's patents covering the first FDA-approved use of its drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the United States Supreme Court, but the Company was unsuccessful. Most recently, on June 18, 2021, the Company was notified that its petition for writ of certiorari to the United States Supreme Court was denied.

On May 22, 2020, Hikma received U.S. FDA approval to market its generic version of VASCEPA for the original indication of VASCEPA. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On August 10, 2020, Dr. Reddy's received U.S. FDA approval to market its generic version for the original indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, abbreviated new drug application, or ANDA, was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA.

In August 2020, the Company announced plans to launch icosapent ethyl under the brand name VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through the Company’s new European sales and marketing teams. On January 29, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the European Union, or EU, for the reduction of risk of cardiovascular events in patients at high cardiovascular risk. On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA in the EU to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period. Collectively CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the current global pandemic, COVID-19.

At June 30, 2021, the Company had Total assets of $1,045.0 million, of which $523.1 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $996.0 million, including Cash and cash equivalents of $327.0 million, Short-term investments of $181.9 million, Accounts receivable, net, of $182.3 million and Inventory of $272.5 million. In addition, as of June 30, 2021, the Company had Long-term investments of $14.2 million. As of June 30, 2021, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2021 and December 31, 2020:

In thousands	June 30, 2021	December 31, 2020
Gross trade accounts receivable	$240,747	$203,875
Trade allowances	(42,344)	(36,242)
Chargebacks	(15,199)	(12,114)
Allowance for doubtful accounts	(945)	(945)
Accounts receivable, net	$182,259	$154,574

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

Earnings (Loss) per Share

Basic net earnings (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net earnings (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and preferred stock using the “if-converted” method. In periods with reported net operating losses, all common stock options and preferred stock outstanding are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The Company’s preferred stock, of which none is outstanding as of June 30, 2021 and December 31, 2020, was entitled to receive dividends on an as-if-converted basis in the same form as dividends actually paid on common shares. Accordingly, the preferred stock was considered a participating security and the Company was required to apply the two-class method to consider the impact of the preferred stock on the calculation of basic and diluted earnings per share. The Company is currently in a net income position for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and therefore the two-class method must be applied for these periods by allocating earnings during the period to common shares and preferred stock based on their contractual entitlements assuming all earnings were distributed. The Company is in a net loss position for the six months ended June 30, 2020 and is therefore not required to present the two-class method.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Net income (loss)—basic and diluted	$7,808	$4,415	$6,182	$(16,138)
Weighted average shares outstanding—basic	395,899	384,663	395,272	373,300
Effect of dilutive securities:
Stock options	4,212	6,372	4,993	—
Restricted stock and restricted stock units	1,656	1,640	2,513	—
Preferred stock, if converted	—	6,989	—	—
Weighted average shares outstanding—diluted	401,767	399,664	402,778	373,300
Net earnings (loss) per share—basic	$0.02	$0.01	$0.02	$(0.04)
Net earnings (loss) per share—diluted	$0.02	$0.01	$0.02	$(0.04)

For the three and six months ended June 30, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net earnings (loss) per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2021	2020	2021	2020

Stock options	10,711	6,131	10,661	17,178
Restricted stock and restricted stock units	5,772	4,842	5,242	7,572
Preferred stock (if converted)	—	—	—	5,160

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 27%, 36%, and 30%, respectively, of gross product sales for the six months ended June 30, 2021, and represented 40%, 34%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2021. Customers A, B, and C accounted for 25%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30,

2020 and represented 32%, 38%, and 23%, respectively, of the gross accounts receivable balance as of June 30, 2020. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The Company currently has manufacturing agreements with multiple independent API manufacturers and several independent API encapsulators and packagers for VASCEPA manufacturing. Each of these API manufacturers, encapsulators and packagers is U.S. FDA-approved and certain of these API manufacturers, encapsulators and packagers are also approved for the European Regulatory Authorities for the VAZKEPA manufacturing in Europe, with plans to expand such qualification in Europe to others of these suppliers. These suppliers are also used by the Company to source supply to meet the clinical trial and commercial demands of its partners in other countries. Each of these companies has qualified and validated its manufacturing processes. There can be no guarantee that these or other suppliers with which the Company may contract in the future to manufacture VASCEPA or VASCEPA API will remain qualified to do so to its specifications or that these and any future suppliers will have the manufacturing capacity to meet potential global demand for VASCEPA.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$176,345	$176,345	$—	$—
U.S. Treasury Shares	22,986	22,986	—	—
Corporate Bonds	87,225	—	87,225	—
Commercial Paper	100,460	—	100,460	—
Agency Securities	15,772	—	15,772	—
Repo Securities	9,000	—	9,000	—
Asset Backed Securities	2,867	—	2,867	—
Non-US Government	5,228		5,228
Total	$419,883	$199,331	$220,552	$—

	December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$88,266	$88,266	$—	$—
U.S. Treasury Shares	48,356	48,356	—	—
Corporate Bonds	179,864	—	179,864	—
Commercial Paper	106,650	—	106,650	—
Agency Securities	20,782	—	20,782	—
Repo Securities	10,000	—	10,000	—
Asset Backed Securities	8,599	—	8,599	—
Certificate of Deposit	6,125	—	6,125	—
Non-US Government	5,240	—	5,240	—
Total	$473,882	$136,622	$337,260	$—

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

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the six months ended June 30, 2021 and 2020 was a gain of $0.1 million and $1.3 million, respectively. Interest on investments is reported in interest income.

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

(3) Intangible Asset

Intangible asset consists of milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. Upon approval of the marketing authorization application for VAZKEPA in March 2021, a milestone for £7.5 million was achieved, which resulted in the Intangible asset increasing by $12.0 million. Refer to Note 5 – Commitments and Contingencies for further details. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of June 30, 2021, the intangible asset has an estimated weighted-average remaining life of 9.8 years. The carrying value as of June 30, 2021 and December 31, 2020 is as follows:

In thousands	June 30, 2021	December 31, 2020
Technology rights	$32,081	$20,081
Accumulated amortization	(7,261)	(6,264)
Intangible asset, net	$24,820	$13,817

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA. Inventories as of June 30, 2021 and December 31, 2020 consist of the following:

In thousands	June 30, 2021	December 31, 2020
Raw materials	$66,842	$50,657
Work in process	48,529	30,388
Finished goods	157,084	107,819
Total inventory	$272,455	$188,864

(5) Commitments and Contingencies

Litigation – U.S. ANDAs

On March 30, 2020, the United States District Court for the District of Nevada, or the Nevada Court, ruled in favor of two generics companies, Hikma and Dr. Reddy’s, in Amarin’s patent litigation related to its ANDAs that sought U.S. FDA approval for sale of generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generics companies. On October 2, 2020, the Company filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, the Company’s rehearing and en banc petitions were denied. On February 11, 2021, Amarin filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear the Company’s appeal in this litigation, which was denied on June 18, 2021.

On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. During the ANDA litigation, the Company reached agreements with Teva and Apotex, under which they received royalty-free license agreements to promote a generic version of icosapent ethyl in the U.S. under certain circumstances, one of which circumstances was achieved when the Federal Circuit upheld the ruling by the Nevada Court and Hikma launched its generic version of icosapent ethyl. On September 11, 2020,  and June 30, 2021, Teva and Apotex, respectively, received U.S. FDA approval to market their respective generic versions of icosapent ethyl. In November 2020, Hikma priced and launched its generic version of icosapent ethyl. In June 2021, following the denial to hear the Company’s appeal by the U.S. Supreme Court, Dr. Reddy’s announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. The generic versions of icosapent ethyl as approved by the U.S. FDA for both Hikma and Dr. Reddy’s pertains to the original indication of VASCEPA, lowering of TG levels in patients with very high TG (>500 mg/dL), which is known as the MARINE indication. As of June 30, 2021, neither Teva or Apotex had announced pricing or launched a generic version of icosapent ethyl. Current generic competition, together with past and on-going litigation related to such generic versions of icosapent ethyl are applicable to the U.S. only. The Company did not seek, nor is VAZKEPA approved in Europe for lowering of TG levels in patients with very high TG (>500 mg/dL).

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitment, including to manufacturing infrastructure such as dedicated facilities, to ensure sufficient capacity is available when needed. The Company has invested over a decade to develop with individual members of its third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable the Company’s suppliers to supply the Company’s need for clinical and commercial supply globally. Based on statements made by generic competitors, Hikma and Dr. Reddy’s, the active pharmaceutical ingredient of VASCEPA needed to manufacture their generic versions of VASCEPA is in limited supply to them. The Company believes all icosapent ethyl generic manufacturers are similarly situated. The Company believes the limited supply of generic icosapent ethyl may be due to such companies’ lack of adequate planning, investment, knowhow and expertise regarding this fragile active ingredient.

In November 2020, the Company filed a patent infringement lawsuit against Hikma in the United States District Court in Delaware. The complaint alleges that Hikma induced the infringement of VASCEPA-related cardiovascular risk reduction U.S. Patent Nos.

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

In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net, LLC or Health Net. Through insurance coverage and economic incentives the Company alleges that Health Net has actively induced pharmacies to dispense, and patients to use, Hikma generic icosapent ethyl capsules in infringement of the related patents. In the complaint, the Company is seeking remedies including a permanent injunction against the unlawful inducement by Hikma and Health Net of infringing uses of the Hikma generic product, i.e., uses to reduce cardiovascular risk as detailed in the patents, and monetary damages in an amount sufficient to compensate the Company for such infringement. The Company is considering its legal options against parties similarly situated to Health Net and Hikma and acting in concert with either by making or selling any drug product or component thereof covered by the subject patents, or inducing others to do the same.

As has been a practice in the generic pharmaceutical industry, on April 27, 2021, Dr. Reddy’s filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil action No.21-cv-10309, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA.  The complaint also includes a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Amarin believes it has valid defenses and will vigorously defend against the claims.

Amarin received a civil investigative demand from the U.S. Federal Trade Commission and a subpoena from the New York Attorney General with respect to information on the same antitrust topic covered in the Dr. Reddy's litigation. The Company believes such contact from the governments may have been prompted by a generic competitor. Amarin is cooperating with the government agencies.

As has been a practice of class action legal counsel following governmental investigations and litigation by generics companies, Amarin is also named as a defendant in five antitrust class action lawsuits in the District Court for the District of New Jersey. Amarin is a defendant in a class action lawsuit filed by Uniformed Fire Officers Association Family Protection Plan Local 854 and the Uniformed Fire Officers Association for Retired Fire Officers Family Protection Plan, on behalf of indirect purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-12061, alleging Amarin and its co-defendant suppliers violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets.  Amarin is a defendant in a class action lawsuit filed by The International Union of Operating Engineers Locals 137, 137A, 137B, 137C, 137R, on behalf of indirect purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-12416, alleging Amarin violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets.  Amarin is a defendant in a class action lawsuit filed by KPH Healthcare Services, Inc., on behalf of direct purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-12747, alleging Amarin and its co-defendant suppliers violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. Amarin is a defendant in a class action lawsuit filed by Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund, on behalf of direct purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-13009. Amarin is a defendant in a class action lawsuit filed by Teamsters Health & Welfare Fund of Philadelphia and Vicinity, on behalf of indirect purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-13406, alleging Amarin violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets.

Such antitrust litigation and investigations can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved, their outcome or their potential impact on the Company’s business. If a government determines that Amarin has violated antitrust law, the Company could be subject to significant civil fines and penalties.

The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

Litigation – Other

On February 22, 2019, a purported investor in the Company’s publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the chief executive officer and chief scientific officer in the U.S. District Court for the District of New Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). On March 12, 2019, another purported investor filed a substantially similar lawsuit captioned Richard Borghesi v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 3:19-cv-08423 (D.N.J. March 12, 2019). On May 14, 2019 the court consolidated the cases under the caption In re Amarin Corporation PLC Securities Litigation, No. 3:19-cv-06601 and appointed two other purported shareholders, Dan Kotecki and the Gaetano Cecchini Living Trust, as Co-Lead Plaintiffs. Co-Lead Plaintiffs filed a consolidated amended complaint, or Amended Complaint, on July 22, 2019 that added as defendants the Company’s former chief medical officer and the Company’s former chief executive officer. The Amended Complaint alleged that from September 24, 2018 to November 9, 2018 the Company misled investors by releasing topline results for the REDUCE-IT study without disclosing data on biomarker increases in the placebo group as compared with baseline measurement. The Amended Complaint alleged that these data suggest that the mineral oil placebo used in the REDUCE-IT study may have interfered with statin absorption in the placebo group, which they alleged may have increased adverse outcomes in the placebo group. The Amended Complaint further alleged that these purported misrepresentations and omissions inflated the share price. Based on these allegations, the suit asserted claims under the Securities Exchange Act of 1934 and sought unspecified monetary damages and attorneys’ fees and costs.

On March 29, 2021, the court granted the Company’s motion to dismiss this litigation for failure to state a valid claim. The litigation was dismissed without prejudice, giving the plaintiffs the right to file an amended complaint. Plaintiffs in this action did not file an amended complaint within the permitted filing deadline. Plaintiffs filed a notice of appeal of the motion to dismiss ruling, which has been denominated In re: Amarin Corp. PLC, case number 21-2071 (3d Cir.). The Company intends to vigorously defend against any future complaint in this matter.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters.

Milestone and Supply Purchase Obligations

The Company entered into long-term supply agreements with multiple API suppliers and encapsulators. The Company is relying on these suppliers to meet current and potential future global demand for its lead product. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls.

These agreements include requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities, including the U.S. FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers.

Pursuant to the supply agreements, there is a total of approximately $213.0 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale, upon receipt of marketing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million. The Company recorded a liability of $12.0 million in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2021.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.9 million as of June 30, 2021) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of June 30, 2021.

Marketing Obligations

As of June 30, 2021, the Company had certain marketing commitments, consisting of communication costs related to the direct-to-consumer activities, totaling approximately $7.9 million.

(6) Equity

Preferred Stock

In March 2015, the Company entered into subscription agreements with both existing and new investors, or the Purchasers, for the private placement of a total of 391,017,970 restricted American Depositary Shares, or ADSs, each representing one share of Amarin’s Series A Convertible Preference Shares, par value £0.05 per share, in the capital of the Company, or Series A Preference Shares. For each restricted ADS, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis), resulting in gross proceeds to the Company of approximately $58.6 million before deducting estimated offering expenses of approximately $0.7 million. At the request of the holders and provided certain conditions were met, each ten Series A Preference Shares were able to be consolidated and redesignated as one ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by ADSs. During the years ended December 31, 2020, 2018, and 2015, the Company issued 28,931,746, 3,886,718, and 6,283,333 ADSs, respectively, upon consolidation and redesignation of Series A Preference Shares at the request of the holders, such that no Series A Preference Shares remained outstanding as of June 30, 2021 and December 31, 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete background.

Common Stock

During the six months ended June 30, 2021 and 2020, in addition to ordinary shares issued as described in Preferred Stock above and in Incentive Equity Awards below, the Company issued 226,402 and 123,608 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

Incentive Equity Awards

As of June 30, 2021, there were an aggregate of 19,666,637 stock options and 10,413,802 restricted stock units, or RSUs, outstanding, representing approximately 5% and 2%, respectively, of outstanding shares on a fully diluted basis.

During the six months ended June 30, 2021 and 2020, the Company issued 810,459 and 560,755 common shares, respectively, as a result of the exercise of stock options, resulting in gross and net proceeds of $2.1 million during the six months ended June 30, 2021 and $1.7 million during the six months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, the Company issued 1,031,171 and 1,143,934 common shares, respectively, related to the vesting of RSUs, of which 398,214 and 418,847 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. During the six months ended June 30, 2021 and 2020, in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth, the Company issued 1,762,244 and 974,754 common shares, respectively, upon vesting of performance-based RSUs granted in 2017 and 2018, of which 747,955 and 411,956 shares, respectively, were retained as treasury shares as settlement of employee tax obligations. These performance-based RSUs will continue to vest ratably monthly through the end of August 2021.

On June 14, 2021, the Company granted a total of 218,000 RSUs and 278,271 stock options to members of the Company’s Board of Directors under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year, and are subject to deferred settlement upon the Director’s separation of service with the Company. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

On January 4, 2021, the Company granted a total of 3,265,700 RSUs and 3,100,200 stock options to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting. Also on January 4, 2021, the Company granted a total of 1,345,800 RSUs to certain employees under the 2020 Plan that vest upon the achievement of specified operational performance conditions.

On June 1, 2020, the Company granted a total of 782,520 RSUs to employees under the Amarin Corporation plc 2011 Stock Incentive Plan, or the 2011 Plan. The RSUs vest quarterly over a three-year period.

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

As of June 30, 2021, a net payable to Kowa Pharmaceuticals America, Inc. of $1.9 million was classified as current on the condensed consolidated balance sheet, representing the remaining accrued co-promotion tail payments. As of December 31, 2020, a net payable to Kowa Pharmaceuticals America, Inc. of $3.8 million, of which $3.2 million was classified as current on the condensed consolidated balance sheet, represents the remaining accrued co-promotion tail payments.

(8) Revenue Recognition

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2021 and 2020:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2020	$36,242	$141,201	$7,797	$5,587	$190,827
Provision related to current period sales	60,487	321,400	1,750	26,129	409,766
Provision related to prior period sales	—	(854)	—	—	(854)
Credits/payments made for current period sales	(19,874)	(170,389)	—	(22,544)	(212,807)
Credits/payments made for prior period sales	(34,511)	(127,379)	(763)	(5,589)	(168,242)
Balance as of June 30, 2021	$42,344	$163,979	$8,784	$3,583	$218,690

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2019	$29,261	$90,997	$4,579	$3,720	$128,557
Provision related to current period sales	59,829	266,823	1,589	33,743	361,984
Provision related to prior period sales	—	(3,872)	—	—	(3,872)
Credits/payments made for current period sales	(23,197)	(152,965)	—	(29,897)	(206,059)
Credits/payments made for prior period sales	(29,067)	(85,622)	(191)	(3,721)	(118,601)
Balance as of June 30, 2020	$36,826	$115,361	$5,977	$3,845	$162,009

Such net product revenue allowances and reserves are included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within Accounts receivable, net as discussed above.

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

The Company and Edding agreed to form a joint development committee to oversee regulatory and development activities for VASCEPA in the China Territory in accordance with a negotiated development plan and formed a separate joint commercialization committee in advance of expected approval in the China Territory to oversee VASCEPA planning and pre-launch commercialization activities in the China Territory. Development costs are paid by Edding to the extent such costs are incurred in connection with the negotiated development plan or otherwise incurred by Edding. Edding is responsible for preparing and filing regulatory applications in all countries of the China Territory at Edding’s cost with the Company’s assistance. The DCS Agreement also contains customary provisions regarding indemnification, supply, record keeping, audit rights, reporting obligations, and representations and warranties that are customary for an arrangement of this type.

The term of the DCS Agreement expires, on a product-by-product basis, upon the later of (i) the date on which such product is no longer covered by a valid claim under a licensed patent in the China Territory, or (ii) the 12th anniversary of the first commercial sale of such product in Mainland China. The DCS Agreement may be terminated by either party in the event of a bankruptcy of the other party and for material breach, subject to customary cure periods. In addition, at any time following the third anniversary of the first commercial sale of a product in Mainland China, Edding has the right to terminate the DCS Agreement for convenience with twelve months’ prior notice. Neither party may assign or transfer the DCS Agreement without the prior consent of the other party, provided that the Company may assign the DCS Agreement in the event of a change of control transaction.

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority, and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which is being used to seek regulatory approval in Mainland China. Edding is also seeking regulatory approval of VASCEPA in Hong Kong.

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

The transaction price includes the $15.0 million up-front consideration received and the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication. None of the other clinical or regulatory milestones have been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the six months ended June 30, 2021 and 2020, the Company recognized $0.6 million and $1.6 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through June 30, 2021 and December 31, 2020, the Company recognized $6.7 million and  $6.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $10.2 million and $10.8 million is recorded in deferred revenue as of June 30, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 13 years.

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

The Company recognized net product revenue of approximately nil and $0.5 million for the three and six months ended June 30, 2021, respectively, related to sales to Biologix (nil in 2020).

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

During the six months ended June 30, 2021 and 2020, the Company recognized $0.6 million and $2.7 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through June 30, 2021 and December 31, 2020, the Company has recognized $7.2 million and $6.6 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $6.5 million and $7.1 million is recorded in deferred revenue as of June 30, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 9 years.

The Company recognized net product revenue of nil and $1.8 million for the three months ended June 30, 2021 and 2020, respectively and nil and $8.5 million for the six months ended June 30, 2021 and 2020, respectively, related to HLS.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three and six months ended June 30, 2021 and 2020:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$61	$(1,225)	$17,468

Six months ended June 30, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$3,750	$(4,382)	$20,214

During the six months ended June 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six months ended June 30,
Revenue recognized in the period from:	2021	2020
Amounts included in contract liability at the beginning of the period	$1,201	$2,845
Performance obligations satisfied in previous periods	$22	$1,097

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the 97th month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company pays monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.5 million and $10.6 million and the operating lease right-of-use asset is $7.9 million and $8.1 million, as of June 30, 2021 and December 31, 2020, respectively.

The lease expense for the three and six months ended June 30, 2021 is approximately $0.5 million and $1.0 million, respectively. The lease expense for the three and six months ended June 30, 2020 is approximately $0.4 million and $0.8 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2021:

Undiscounted lease payments ($000s)
Remainder of 2021	$771
2022	1,774
2023	1,808
2024	1,842
2025	1,876
2026 and thereafter	9,112
Total undiscounted payments	$17,183
Discount Adjustments	$(6,656)
Current operating lease liability	$1,652
Long-term operating lease liability	$8,875

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

In August 2020, we announced our plans to launch icosapent ethyl under the brand name VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through our own new European sales and marketing teams. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to our drug, icosapent ethyl, in the European Union, or EU, for the reduction of risk of cardiovascular events in patients with high cardiovascular risk. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the EU for VAZKEPA which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. The EC approval provides ten years of market protection in the EU, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period.

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, we have filed four dossiers in European countries, including in some of the largest countries in Europe, and expect to file additional dossiers in Europe and select other parts of the world in the coming months. Similar to our approach in launching VASCEPA in the United States, in Europe we have been building a core team of experienced professionals and a highly capable commercial team, who are involved with pre-launch planning and other commercial preparation activities and plan to leverage third-party relationships for various support activities. We also have commenced training sales representatives to advance pre-launch disease and brand awareness initiatives in preparation for the planned commercial launch of VAZKEPA in Germany near the end of the third quarter 2021. We have approximately 150 sales representatives deployed for pre-launch product and disease state awareness programs as of June 30, 2021. Additionally, we are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe.

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

Based on REDUCE-IT results, to-date 19 clinical treatment guidelines or position statements from medical societies have been updated recommending the use of icosapent ethyl in at-risk patients, including those newly received during the second quarter through the date of this report as listed below:

•
In May 2021, the Chinese Journal of Internal Medicine published expert consensus on diagnosis and treatment of diabetic patients with cardiovascular disease through 2 grams of icosapent ethyl twice a day to reduce the risk of cardiovascular disease.
•
In May 2021, the American Heart Association/American Stroke Association published the 2021 Guideline for the Prevention of Stroke in Patients With Stroke and Transient Ischemic Attack. The publication issued two separate guidelines referencing icosapent ethyl, one for reduced risk of recurrent strokes and the other recognizing cardiovascular risk reduction using icosapent ethyl.
•
In June 2021, the Canadian Stroke Best Practice Recommendations Advisory Committee, in collaboration with the Canadian Stroke Consortium, published the Canadian Stroke Best Practice Recommendations: Secondary Prevention of Stroke Update 2020 in the Canadian Journal of Neurological Sciences. The paper indicated that 2 grams of icosapent ethyl may be considered to decrease the risk of vascular events.
•
In July 2021, the American College of Cardiology, or ACC, published the 2021 ACC Expert Consensus Decision Pathway on the Management of ASCVD Risk Reduction in Patients with Persistent Hypertriglyceridemia in the Journal of the American College of Cardiology. The publication notes that non-prescription fish oil products are classified as dietary supplements and not interchangeable with prescription omega-3 products. This publication also reports that the only triglyceride risk‐based non‐statin therapy approved for reduction in atherosclerotic cardiovascular disease risk by the U.S. FDA is icosapent ethyl.

Based on our analysis of branded cardiovascular drugs in the United States which have positive cardiovascular outcomes studies, we believe the wholesale acquisition cost of VASCEPA is the lowest. In addition, while none of these other cardiovascular drugs compete directly with VASCEPA and no head-to-head studies have been done between VASCEPA and these other drugs and the length and construct of the respective outcomes studies of these drugs vary, analysis of published clinical results from the cardiovascular outcomes studies of these drugs indicates that the number needed to treat, or NNT, for VASCEPA is as low or lower than for these other branded cardiovascular drugs. NNT is a measure of how many patients need to be treated before one patient benefits from the therapy. For VASCEPA, in this analysis, the NNT was based on the 25% relative risk reduction demonstrated for the primary endpoint of the study, the NNT for which is 21, relative to one fewer MACE on average per six patients treated over the five-year study period based on total events. The original pricing for VASCEPA in the United States was established prior to results of the REDUCE-IT cardiovascular outcomes study during a timeframe when VASCEPA was only approved for the original indication as an adjunct to diet to reduce TG levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. We believe that this relatively low price for VASCEPA in the United States, together with the demonstrated efficacy and safety of VASCEPA, will help lead to many at-risk patients being treated by VASCEPA.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s or DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of our patents covering the first FDA-approved use of our drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but we were unsuccessful. Most recently, on June 18, 2021, we were notified that our petition for writ of certiorari to the United States Supreme Court was denied.

On May 22, 2020, Hikma received U.S. FDA approval to market its generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier ANDA litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021 we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business.

On August 10, 2020, Dr. Reddy's received U.S. FDA approval to market its generic version for the original indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA.

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

As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume some level of face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and continuing into 2021, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Although some of these restrictions have been lifted in light of the decrease in cases and the prevalence of the vaccines, such access remains variable and challenging due to COVID-19. In addition, while public reports from IQVIA showed patient visits in the three months ended June 30, 2021 have increased by 38% as compared to the same period in 2020, these same sources report that patient visits in the three months ended June 30, 2021, as well as the level of patient lab tests, remain below pre-pandemic levels.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total VASCEPA prescriptions for the three months ended June 30, 2021 and 2020 was approximately 1,086,000 and 1,089,000, respectively, whereas the estimated number of normalized total prescriptions for icosapent ethyl were 1,230,000 and 1,089,000 for the same periods, respectively. According to data from another third party, IQVIA, the estimated number of normalized total VASCEPA prescriptions for the three months ended June 30, 2021 and 2020 was approximately 1,015,000 and 998,000, respectively, whereas the estimated number of normalized total prescriptions for icosapent ethyl were 1,149,000 and 998,000 for the same periods, respectively. Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors. Such third-party sources also report that the number of patients visiting physicians remains well below pre-pandemic levels, with such reported decline being particularly pronounced in some areas of the country where there is greater awareness of VASCEPA, such as southern California.

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

We began 2020 by taking steps to further expand promotion of VASCEPA in the United States, including direct to consumer advertising, based on the new indication and label expansion of VASCEPA. Our field sales efforts are further complemented by investments in digital and non-personal channels as well as peer-to-peer (e.g., promotional medical education programs and product theaters) initiatives to further increase VASCEPA brand awareness and clarify VASCEPA’s unique clinical profile. In January 2020, we launched an educational campaign, True To Your Heart, to help people learn more about cardiovascular disease and how to better protect against persistent cardiovascular risk. In the United States, in July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only U.S. FDA approved drug for its indication. In September 2020, we launched a new, nationwide television advertisement campaign in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA. We resumed on a very limited basis, direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. In June 2021, we launched an educational campaign, It's Clear to Me Now, to help physicians and patients learn more about the differentiation between VASCEPA and fenofibrates for CV risk reduction. The differentiation is important for physicians and patients as the U.S. FDA removed use with statins for CV risk reduction from the fenofibrates' label based on a failed CV risk outcomes trial. We have continued to monitor the effect of COVID-19 and its impact on patient visits to doctors. Our level and type of promotion has varied during the pandemic based on the determination of whether the cost was justified in light of COVID-19's impact at a given time. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19, however, we cannot accurately predict when this resumption in visits to doctors will occur and, because many patients have multiple medical issues, we cannot predict the degree to which healthcare professionals will be proactive in seeking to reduce cardiovascular risk in at-risk patients when these patients resume visiting their doctors. The timing is likely to vary by geography. As COVID-19 protocols ease and ordinary course activities continue to resume, we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with healthcare professionals and expanding various forms of direct-to-consumer promotion.

Similar to our approach in launching VASCEPA in the United States, in Europe we are building a core team of experienced professionals and a highly capable commercial team involved with pre-launch planning and other commercial preparation activities and are leveraging third-party relationships for various support activities. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. This greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States. We have been active in preparing for reimbursement negotiations and have filed four dossiers in European countries, including in some of the largest countries in Europe, and expect to file additional dossiers in Europe and other select parts of the world in the coming months. In most European countries, securing product reimbursement is a requisite to launching. In all countries securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to realize the commercial opportunity of VAZKEPA in Europe.

We plan to assess other potential partnership opportunities for VASCEPA with partners in other parts of the world. While we believe that there is medical need and opportunity for VASCEPA elsewhere in the world, our current priorities are the geographies described above.

Research and Development

The results of the REDUCE-IT STROKE subgroup analyses were presented at the International Stroke Conference 2021 from March 17 - 19, 2021. The REDUCE-IT STROKE analyses examined stroke rates across the enrolled patient population (n=8179). Enrolled patients were required to be treated with statins and other conventional therapies, and all patients had either established cardiovascular disease or diabetes and had other cardiovascular risk factors such as elevated triglyceride levels. Event rates for time to first fatal or nonfatal stroke were 2.4% for VASCEPA vs. 3.3% for placebo for a relative risk reduction of 28% (p=0.01). Ischemic stroke time to first event rates were 2.0% for VASCEPA vs. 3.0% for placebo for a relative risk reduction of 36% (p=0.002). Hemorrhagic stroke occurred at low rates with no significant difference for VASCEPA vs. placebo (0.3% vs 0.2%; p=0.55).

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

Impact of COVID-19

As of June 30, 2021, according to CDC data, approximately 46% of the U.S. population has been fully vaccinated and approximately 54% of the U.S. population has received at least one dose of a vaccine. While according to CDC data, the populations vaccination rate has increased and the number of new cases has decreased since the beginning of 2021, we continue to monitor and evaluate the pandemic’s effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the uncertainties regarding the scope, duration and impact of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, the impact of COVID-19 could impact our current performance and continues to represent a risk to our future performance.

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choosing to not get blood tests which the results of these tests provide useful information to the treatment of cardiovascular risk. These limitations have had a significant impact on slowing VASCEPA prescription and revenue growth. While COVID-19 continues to impact our promotion of VASCEPA, we have seen signs of improvement. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume face-to-face customer interactions, in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and continuing into 2021, the impact of COVID-19 worsened in much of the United States with some physicians again limiting access to face-to-face interactions with our field force personnel. Although some of these restrictions have been lifted in light of the decrease in cases and the prevalence of the vaccines, such access remains variable and challenging due to COVID-19.

In the United States, in July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only U.S. FDA approved drug for the cardiovascular risk reduction indication. In September 2020, we launched a new, nationwide television advertisement campaign in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA judging that the cost was not sufficiently justified. We resumed a limited direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for

COVID-19. As more of the population is vaccinated, COVID-19 protocols have eased and ordinary course activities have begun to resume, and as such we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-consumer promotion.

Thus far, while COVID-19 has created some added logistical challenges regarding supply deliveries, these challenges have been manageable and COVID-19 has not materially impacted our ability to secure and deliver supply of VASCEPA. And, thus far, COVID-19 is not known to have significantly impacted ongoing clinical trials of VASCEPA.

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

Management Succession Plans

As announced in April 2021, effective August 1, 2021, John Thero retired from his positions as President and Chief Executive Officer and member of the Board of Directors and is now providing phased transitional and consulting services to us. Effective August 1, 2021, the Board of Directors appointed Karim Mikhail, previously our Senior Vice President, Commercial Head Europe, to succeed Mr. Thero as our President and Chief Executive Officer, as well as, a member of the Board of Directors. In addition, we have announced the appointment of Laurent Abuaf as our new Senior Vice President, and President of Europe to fill the opening left by Mr. Mikhail's promotion. Effective August 1, 2021, Joseph Kennedy has retired from his position of Executive Vice President and General Counsel. Our search to hire a new General Counsel has been completed with Mr. Kennedy also intending to support this transition and to provide consulting support on certain legal matters.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the distributor. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. During the quarters ended June 30, 2021 and 2020, our Product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended for offset for a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both of the quarters ended June 30, 2021 and 2020 was up to $150 per 30-day prescription filled and up to $450 per 90-day prescription filled.

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

Income tax (provision) benefit. Income tax (provision) benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the second quarters of 2021 and 2020 are not more likely than not to be realized. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies, significant judgments and estimates during the three and six months ended June 30, 2021 and 2020.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and June 30, 2020

Total revenue, net. We recorded total revenue, net, of $154.5 million and $135.3 million during the three months ended June 30, 2021 and 2020, respectively, an increase of $19.2 million, or 14%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this increase consists of a $21.6 million increase in U.S. net product revenue, partially offset by a $1.5 million decrease from net product revenue from sales of VASCEPA outside of the United States and a $0.9 million decrease in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $153.8 million and $133.7 million during the three months ended June 30, 2021 and 2020, respectively, an increase of $20.0 million, or 15%. This increase was driven primarily by volume of

VASCEPA sales to our customers in the United States. There has been an increase in vaccination in the United States as 2021 has progressed, as well as an increase in patient visits as compared to the same period in 2020 when the United States was in the early stages of the pandemic with much of the country in lockdown and at the height of social distancing. With 54% of the total U.S. population having received at least one dose of the vaccine as of June 30, 2021 according to CDC data and the country continuing to reopen, public reports from IQVIA showed patient visits in the three months ended June 30, 2021 have increased by 38% as compared to the same period in 2020 but these same sources report that patient visits in the three months ended June 30, 2021, as well as the level of patient lab tests, remain below pre-pandemic levels. In response to the increase in patient visits, we have seen increases in volume of prescriptions for icosapent ethyl, both generic and branded VASCEPA combined and branded VASCEPA alone, and shipment of VASCEPA to our customers in the United States and we expect that as patient visits and lab tests continue to increase, these volumes will also continue to grow.

Prior to the onset of the severe impact of the COVID-19 pandemic late in March 2020, VASCEPA usage was growing rapidly. After the impact of COVID-19 became pronounced, beginning in late March 2020 and throughout the second quarter of 2020, new prescriptions of VASCEPA slowed considerably as many patients reduced their doctors' visits for non-urgent care, routine blood tests with lipid panels declined and access of our sales professionals to healthcare providers for face-to-face interactions became more limited. Such limitations were particularly pronounced in certain areas of the United States where historical prescription levels of VASCEPA were robust such as South California. For a U.S. FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood tests results prior to prescribing the drug to the patient. Despite the increase in patient visits period to period, patient visits on average during the three months ended June 30, 2021 were down to approximately 82% of the first quarter 2020 pre-COVID-19 levels. In addition, the degree of access available for our sales professionals to healthcare providers for face-to-face interactions continues to vary by market, including in markets where historical prescription levels were high. We cannot predict the duration or scope of this pandemic and we cannot quantify the impact of COVID-19 on our business beyond June 30, 2021.

As further described below, in addition to the ongoing impact from COVID-19, this increase in VASCEPA growth was adversely impacted by generic availability in the U.S. and the timing of sales outside of the U.S.

•
Generics – Inclusive of generic icosapent ethyl, and excluding the impact of the other effects listed herein, based on prescription levels reported by Symphony Health the icosapent ethyl market increased for the three months ended June 30, 2021 by 13% as compared to the three months ended June 30, 2020. Based on available data from Symphony Health, generic prescriptions of icosapent ethyl in the three months ended June 30, 2021 were approximately 12% of total icosapent ethyl prescriptions with branded VASCEPA prescriptions representing the other icosapent ethyl prescriptions. In addition, based on available information we believe that a significant number of icosapent ethyl prescriptions have gone unfilled in the three months ended June 30, 2021, due to general market disruption of order fulfillment processes. These processes at the pharmacy level have favored generic products in that in anticipation of receiving generic supply, in certain circumstances pharmacists have opted to wait to fill prescriptions with generic product by ordering product for later fulfillment. In the case of icosapent ethyl, in many markets generic product has been delayed or unavailable. In addition, we have heard multiple reports of patients finding that the generic product is more expensive than they have historically paid for the branded product resulting in their refusal to fill their prescriptions.
•
International sales – Further offsetting the increase in net product revenue during the three months ended June 30, 2021 was a decline in net product revenue recognized from VASCEPA sales outside of the United States, which does not include Europe. We recognized net product revenue of $0.3 million during the three months ended June 30, 2021 as compared to $1.8 million during the three months ended June 30, 2020. VASCEPA promotion and use outside of the United States has also been limited by the impact of the COVID-19 pandemic.

We remain confident that the patient need for VASCEPA is high and that a significant portion of the slowing of VASCEPA growth in the U.S. is COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols. In addition, as patients, pharmacies and payers adjust to the availability, pricing and label of generic competition variability is expected. As a result of the uncertainty of the extent of COVID-19, the impact of generic competition and challenges for most drugs seeking market access in Europe, a process we were only able to formally commence following product approval in March 2021, we are not providing quantified revenue guidance at this time. We will consider resuming revenue guidance when there is greater clarity on the impact of these issues.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended June 30, 2021 and 2020 was $0.7 million and $1.6 million, respectively, a decrease of $0.9 million, or 55%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the three months ended June 30, 2021 and 2020 was $32.2 million and $28.8 million, respectively, an increase of $3.4 million, or 12%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2021 and 2020 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2021 to be similar to or modestly lower than 2020. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended June 30, 2021 and 2020 was 79% and 78%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2021 and 2020 was $107.2 million and $92.4 million, respectively, an increase of $14.8 million, or 16%. Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 are summarized in the table below:

	Three months ended June 30,
In thousands	2021	2020
Selling expense (1)	$72,956	$64,601
General and administrative expense (2)	31,594	17,434
Non-cash stock-based compensation expense (3)	2,653	10,360
Total selling, general and administrative expense	$107,203	$92,395

(1)
Selling expense for the three months ended June 30, 2021 and 2020 was $73.0 million and $64.6 million, respectively, an increase of $8.4 million, or 13%. This increase is primarily due to an increase in marketing and direct-to-consumer promotions in the three months ended June 30, 2021, as a result of the resumption of certain promotional activities, including an educational campaign, It's Clear to Me Now, due to the expanded reopening of the United States as vaccination rates continue to rise.
(2)
General and administrative expense for the three months ended June 30, 2021 and 2020 was $31.6 million and $17.4 million, respectively, an increase of $14.2 million, or 81%. This increase is primarily due to increased personnel costs related to preparing for expansion into Europe, partially offset by a decrease in legal fees related to the ANDA patent litigation in the United States during the three months ended June 30, 2020.
(3)
Non-cash stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $2.7 million and $10.4 million, respectively, a decrease of $7.7 million, or 74%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of expense associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We anticipate our selling, general and administrative expenses to increase throughout 2021 primarily due to the costs associated with preparing VAZKEPA for commercial launch in Europe and subject to market access, launching VAZKEPA in one or more countries in Europe during 2021. We are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis. As we work to increase revenue from VASCEPA, we continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and generic competition.

Research and development expense. Research and development expense for the three months ended June 30, 2021 and 2020 was $6.4 million and $10.0 million, respectively, a decrease of $3.6 million, or 36%. Research and development expenses for the three months ended June 30, 2021 and 2020 are summarized in the table below:

	Three months ended June 30,
In thousands	2021	2020
REDUCE-IT study (1)	$1,054	$3,769
Regulatory filing fees and expenses (2)	284	777
Internal staffing, overhead and other (3)	5,193	3,652
Research and development expense, excluding non-cash expense	6,531	8,198
Non-cash stock-based compensation expense (4)	(174)	1,771
Total research and development expense	$6,357	$9,969
(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended June 30, 2021 and 2020 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(3)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing regulatory approvals for VAZKEPA in Europe as achieved in 2021. Also included are costs related to qualifying suppliers and costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
(4)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions. The decrease is due to the reversal of expense associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of COVID-19 and generic competition.

Interest income, net. Net interest income for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively, an increase of $0.1 million, or 89%. Net interest income for the three months ended June 30, 2021 and 2020 is summarized in the table below:

	Three months ended June 30,
In thousands	2021	2020
Debt from royalty-bearing instrument (1):
Cash interest	$—	$(496)
Non-cash interest	—	(201)
Total debt from royalty-bearing instrument interest expense	—	(697)
Other interest expense	(30)	(93)
Total interest expense	(30)	(790)
Interest income (2)	315	941
Total interest income, net	$285	$151

(1)
Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended June 30, 2021 and 2020 was nil and $0.7 million, respectively. In November 2020, the Company made the final payment on its royalty-bearing instrument and, as a result, no interest from this instrument was recorded in 2021.
(2)
Interest income for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.9 million, respectively. Interest income represents income earned on cash and investment balances. The decrease is primarily due to a decrease in the Company's cash and short-term and long-term investments.

Other expense, net. Other expense, net, for the three months ended June 30, 2021 and 2020 was expense of $191 thousand and income of $108 thousand, respectively. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Income tax (provision) benefit. Income tax (provision) benefit for the three months ended June 30, 2021 and 2020 was a provision of $1.1 million and nil, respectively. The provision for the three months ended June 30, 2021 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability.

Comparison of Six Months Ended June 30, 2021 and June 30, 2020

Total revenue, net. We recorded total revenue, net, of $296.7 million and $290.3 million during the six months ended June 30, 2021 and 2020, respectively, an increase of $6.3 million, or 2%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this increase consists of a $16.9 million increase in U.S. net product revenue, partially offset by a $7.7 million decrease from net product revenue from sales of VASCEPA outside of the United States and a $2.9 million decrease in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $295.2 million and $285.9 million during the six months ended June 30, 2021 and 2020, respectively, an increase of $9.2 million, or 3%. This increase was driven primarily by volume of VASCEPA sales to our customers in the United States. There has been an increase in vaccinations in the United States as 2021 has progressed and availability has increased, as well as an increase in patient visits as compared to the same period in 2020 when the United States was in the early stages of the pandemic with much of the country in lockdown and at the height of social distancing. With 54% of the total U.S. population having received at least one dose of the vaccine as of June 30, 2021 according to CDC data and the country continuing to reopen, public reports from IQVIA showed patient visits in the six months ended June 30, 2021 have increased by 9% as compared to the same period in 2020 but these same sources report that patient visits in the six months ended June 30, 2021, as well as the level of patient lab tests, remain below pre-pandemic levels. In response to the increase in patient visits, we have seen increases in volume of prescriptions for icosapent ethyl, both generic and branded VASCEPA combined and branded VASCEPA alone, and shipment of VASCEPA to our customers in the United States and we expect that as patient visits and lab tests continue to increase, these volumes will also continue to grow.

Prior to the onset of the severe impact of the COVID-19 pandemic late in March 2020, VASCEPA usage was growing rapidly. After the impact of COVID-19 became pronounced, new prescriptions of VACEPA slowed considerably as many patients reduced their doctors' visits for non-urgent care, routine blood tests with lipid panels declined and access of our sales professionals to healthcare providers for face-to-face interactions became more limited. Such limitations were particularly pronounced in certain areas of the United States where historical prescription levels of VACEPA were robust such as Southern California. For a U.S. FDA-approved drug like VASCEPA to be prescribed, historically physicians need to have met with their patients for an examination and have received blood test results prior to prescribing the drug to the patient. Despite the increase in patient visits, on average patient visits during the six months ended June 30, 2021 were down to approximately 83% of the first quarter 2020 pre-COVID 19 levels. In addition, the degree of access for our sales professionals to healthcare providers for face-to-face interaction continues to vary by market, including in areas that historical prescription levels were high. We cannot predict the duration or scope of this pandemic and we cannot quantify the impact of COVID-19 on our business beyond June 30, 2021.

As further described below, in addition to the ongoing impact from COVID-19, the increase in VASCEPA growth was adversely impacted by effectively one fewer week of shipments in the six months ended 2021 as compare to the same period in 2020, generic availability in the U.S. and timing of sales outside the U.S.

•
Fewer weeks – Due to the timing of orders placed by customers and related receipts, there was effectively one fewer week of product shipments, 13 weeks, in the first quarter of 2021 compared to 14 weeks in the first quarter of 2020, with the additional week of revenue in the first quarter of 2020 representing approximately $10.8 million. Excluding the additional week of revenue, U.S. net product revenue during the six months ended June 30, 2021 increased by 10.2% as compared to during the six months ended June 30, 2020 primarily due to increased volume of VASCEPA sales to customers in the United States. Additionally, in the United States, net pricing of VASCEPA remained consistent, with increased coverage from payers in 2021.
•
Generics – Inclusive of generic icosapent ethyl, and excluding the impact of the other effects listed herein, based on prescription levels reported by Symphony Health the icosapent ethyl market increased for the six months ended June 30, 2021 by 12% as compared to the six months ended June 30, 2020. Based on available data from Symphony Health, generic prescriptions of icosapent ethyl in the six months ended June 30, 2021 were approximately 11% of total icosapent ethyl prescriptions with branded VASCEPA prescriptions representing the other icosapent ethyl prescriptions. In addition, based on available information we believe that a significant number of icosapent ethyl prescriptions have gone unfilled in the six months ended June 30, 2021, due to general market disruption of order fulfillment processes. These processes at the pharmacy level have favored generic products in that in anticipation of receiving generic supply, in certain circumstances pharmacists have opted to wait to fill prescriptions with generic product by ordering product for later fulfillment. In the case of icosapent ethyl, in many markets generic product has been delayed or unavailable. In addition, we have heard multiple reports of patients finding that the generic product is more expensive than they have historically paid for the branded product resulting in their refusal to fill their prescriptions.

•
International sales – Further offsetting the increase in net product revenue during the six months ended June 30, 2021 was a decline in net product revenue recognized from VASCEPA sales outside of the United States, which does not include Europe. We recognized net product revenue of $0.8 million during the six months ended June 30, 2021 as compared to $8.5 million during the six months ended June 30, 2020, primarily as a result of an initial order to ensure availability of adequate product supply for the launch of VASCEPA in Canada. VASCEPA promotion and use outside of the United States has also been limited by the impact of the COVID-19 pandemic.

We remain confident that the patient need for VASCEPA is high and that a significant portion of the slowing of VASCEPA growth in the U.S. is COVID-19 related. While we are optimistic that the worst of the COVID-19 impact is behind us regarding the levels of patients seeking ordinary course doctor visits and lab tests, we expect that COVID-19 will continue, at least in the near term, to impact the level of VASCEPA prescriptions and the degree and timing to which we can, if at all, reaccelerate VASCEPA growth, particularly if there are resurgences in the spread of the infection in various geographies and a reinforcement of social distancing and other protocols. In addition, as patients, pharmacies and payers adjust to the availability, pricing and label of generic competition, variability is expected. As a result of the uncertainty of the extent of COVID-19, the impact of generic competition and challenges for most drugs seeking market access in Europe, a process we were only able to formally commence following product approval in March 2021, we are not providing quantified revenue guidance at this time. We will consider resuming revenue guidance when there is greater clarity on the impact of these issues.

Licensing and royalty revenue. Licensing and royalty revenue during the six months ended June 30, 2021 and 2020 was $1.5 million and $4.4 million, respectively, a decrease of $2.9 million, or 66%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the six months ended June 30, 2021 and 2020 was $60.5 million and $63.6 million, respectively, a decrease of $3.1 million, or 5%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2021 and 2020 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2021 to be similar to or modestly lower than 2020. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the six months ended June 30, 2021 and 2020 was 80% and 78%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2021 and 2020 was $213.0 million and $226.3 million, respectively, a decrease of $13.3 million, or 6%. Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 are summarized in the table below:

	Six months ended June 30,
In thousands	2021	2020
Selling expense (1)	$139,523	$167,060
General and administrative expense (2)	58,755	39,894
Non-cash stock-based compensation expense (3)	14,723	19,378
Total selling, general and administrative expense	$213,001	$226,332

(1)
Selling expense for the six months ended June 30, 2021 and 2020 was $139.5 million and $167.1 million, respectively, a decrease of $27.5 million, or 16%. This decrease is primarily due to a decrease in marketing and direct-to-consumer promotions in the early part of 2021, as a result of the impact of COVID-19 and our focus on improving the profitability of our operations in the United States. The decrease includes reduced promotional initiatives, reduced travel and intentionally slowing the hiring of replacements for our open positions which resulted from ordinary turnover.
(2)
General and administrative expense for the six months ended June 30, 2021 and 2020 was $58.8 million and $39.9 million, respectively, an increase of $18.9 million, or 47%. This increase is primarily due to increased personnel costs related to preparing for expansion into Europe, offset by a decrease in legal fees related to the ANDA patent litigation in the United States during the six months ended June 30, 2020.
(3)
Non-cash stock-based compensation expense for the six months ended June 30, 2021 and 2020 was $14.7 million and $19.4 million, respectively, a decrease of $4.7 million, or 24%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of expense associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We anticipate our selling, general and administrative expenses to increase throughout 2021 primarily due to the costs associated with preparing VAZKEPA for commercial launch in Europe and subject to market access, launching VAZKEPA in one or more countries in Europe during 2021. We are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis. As we work to increase revenue from VASCEPA, we continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and generic competition.

Research and development expense. Research and development expense for the six months ended June 30, 2021 and 2020 was $15.7 million and $20.2 million, respectively, a decrease of $4.5 million, or 22%. Research and development expenses for the six months ended June 30, 2021 and 2020 are summarized in the table below:

	Six months ended June 30,
In thousands	2021	2020
REDUCE-IT study (1)	$2,069	$7,213
Regulatory filing fees and expenses (2)	625	1,181
Internal staffing, overhead and other (3)	11,360	8,509
Research and development expense, excluding non-cash expense	14,054	16,903
Non-cash stock-based compensation expense (4)	1,680	3,344
Total research and development expense	$15,734	$20,247

(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended June 30, 2021 and 2020 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(3)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing regulatory approvals for VAZKEPA in Europe as achieved in 2021. Also included are costs related to qualifying suppliers. We also exercised certain rights under our strategic collaboration agreement with Mochida, resulting in payments of $1.0 million in each of January 2020,

(4)
and January 2021, respectively. Also included are costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
(4)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions. The decrease is due to the reversal of expense associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We anticipate our research and development expenses to remain consistent in 2021 with the prior year. We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of COVID-19 and generic competition.

Interest income, net. Net interest income for the six months ended June 30, 2021 and 2020 was $0.8 million and $1.4 million, respectively, a decrease of $0.6 million, or 44%. Net interest income for the six months ended June 30, 2021 and 2020 is summarized in the table below:

	Six months ended June 30,
In thousands	2021	2020
Debt from royalty-bearing instrument (1):
Cash interest	$—	$(1,260)
Non-cash interest	—	(490)
Total debt from royalty-bearing instrument interest expense	—	(1,750)
Other interest expense	(84)	(231)
Total interest expense	(84)	(1,981)
Interest income (2)	840	3,340
Total interest income, net	$756	$1,359

(1)
Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the six months ended June 30, 2021 and 2020 was nil million and $1.8 million, respectively. In November 2020, the Company made the final payment on its royalty-bearing instrument and, as a result, no interest from this instrument was recorded in 2021.
(2)
Interest income for the six months ended June 30, 2021 and 2020 was $0.8 million and $3.3 million, respectively. Interest income represents income earned on cash and investment balances. As a result of COVID-19 and the related economic conditions, interest rates have decreased as compared to the prior year, resulting in a decrease in interest income, as well as a decrease in the Company's cash and short-term and long-term investment balance.

Other expense, net. Other expense, net, for the six months ended June 30, 2021 and 2020 was expense of $333 thousand and income of $17 thousand, respectively. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Income tax (provision) benefit. Income tax (provision) benefit for the six months ended June 30, 2021 and 2020 was a provision of $1.7 million and benefit of $2.4 million, respectively. The provision for the six months ended June 30, 2021 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability. The income tax benefit recorded for the six months ended June 30, 2020 related to carrybacks of net operating losses as allowed under the CARES Act.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of June 30, 2021 are in excess of $500.0 million, with no debt. Our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $330.9 million, short-term investments of $181.9 million and long-term investments of $14.2 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2021	2020
Cash (used in) provided by:
Operating activities	$(33.8)	$5.7
Investing activities	178.6	(396.3)
Financing activities	(4.8)	(40.0)
Increase (decrease) in cash and cash equivalents and restricted cash	$140.1	$(430.6)

Net cash used in operating activities during the six months ended June 30, 2021 as compared to the net cash provided by operating activities during the same period in 2020 is primarily as a result of an increase in inventory purchases during 2021 as well as costs associated with planning for commercial launch in Europe.

Net cash provided by investing activities during the six months ended June 30, 2021 is primarily due to the proceeds from the maturity of $253.1 million in investment-grade interest bearing instruments, partially offset by $74.5 million in purchases of investment-grade interest bearing instruments as compared to the same period in 2020 where approximately $527.5 million investment-grade interest bearing instruments were purchased, partially offset by the proceeds from the maturity and sale of securities of $131.4 million.

Net cash used in financing activities during the six months ended June 30, 2020 primarily reflects the payments made on our royalty-bearing instrument with CPPIB, with the final payment made in the fourth quarter of 2020. In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to VASCEPA, in exchange for $100.0 million received at the closing of the agreement which occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. In the fourth quarter of 2020, we have repaid the remaining amounts outstanding of the agreed upon $150.0 million.

As of June 30, 2021, we had net accounts receivable $182.3 million and inventory of $272.5 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of June 30, 2021. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the impact from COVID-19 on our operations, the generic competition in the United States as a result of our ANDA litigation and commercialization of VAZKEPA in Europe. For Europe, we commenced pre-launch planning and other commercial preparation activities, and continue to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis.

We believe that our cash and cash equivalents of $327.0 million as of June 30, 2021 together with our short-term investments of $181.9 million as of June 30, 2021, will be sufficient to fund our projected operations for at least 12 months and is adequate to achieve positive cash flow from VASCEPA, including our launch in Europe, based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space. There have been no material changes during the six months ended June 30, 2021 to our contractual obligations as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021, or the Evaluation Date, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 includes a discussion of our current legal proceedings. Refer to Note 5 – Commitments and Contingencies in the accompanying Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further details on our legal proceedings during the six months ended June 30, 2021.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our ability to successfully commercialize VASCEPA and VAZKEPA, collectively referred to as VASCEPA, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties effects of tax reform, and other risks set forth below.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA was recently granted approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.
•
In the United States, we face increasing competition from generic drug companies in the near term and our revenues and results of operations could be materially and adversely affected.
•
Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary to meet expectations for commercial success.
•
The continued scale and scope of business interruptions caused by the COVID-19 pandemic and related recovery efforts are uncertain as the impact of the pandemic continues to cause negative effects on our business.
•
Our current and planned commercialization efforts may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.
•
Our promotion and supply of VASCEPA is subject to regulatory scrutiny and associated risk.
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
•
Our issued patents may not prevent competitors from competing with VASCEPA, even if we are successful in our current efforts to enforce our patent rights.
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

Risks Related to the Commercialization and Development of VASCEPA

* We are substantially dependent upon VASCEPA (icosapent ethyl), its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA was recently granted approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA (icosapent ethyl) capsules, in major markets globally. In recent years and currently, much of our financial results and revenue has been dependent on our ability to execute our development and commercial strategy for VASCEPA in the United States. One generic version of VASCEPA launched in the United States in November 2020 and another launched in June 2021. We expect that VASCEPA could face more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us, applicable only in this territory. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States. In March 2021 we announced that the European Commission, or the EC, approved the marketing authorization application for icosapent ethyl, under the brand name VAZKEPA (hereafter along with VASCEPA, collectively referred to as VASCEPA), to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. We are in the process of obtaining pricing and reimbursement approvals for VAZKEPA in relevant jurisdictions in Europe. This process is conducted on a country-by-country basis and is time-consuming and complex. And we may not be successful in obtaining such approvals in a timely manner with acceptable terms, or at all.

Our expansion and development of VASCEPA outside the United States is generally not subject to the adverse patent ruling in the United States. Development outside the United States is primarily based on the second indication approval for VASCEPA in the United States. That second indication, which we believe has significantly more value potential, is for use of the drug in the reduction of cardiovascular risk in select high-risk patients.

We have been developing VASCEPA on our own in Europe for the approved cardiovascular risk reduction indication and are exploring possible strategic collaborations in smaller markets within Europe and in other major markets. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and intend to consider both self-launch and potential additional partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, and if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The development and commercial time cycle for VASCEPA or other products that we may develop from our research and development efforts could result in delays in our ability to achieve commercial success. For example, it took over a decade of preceding product development before we received marketing approval for VAZKEPA in March 2021 from the EC.

Likewise, if we seek to diversify our development programs or product offerings through licensing or acquisitions, such transactions are also time-consuming, may be dilutive to existing shareholdings, and can be disruptive to operations. These transactions may not be available on favorable terms, or at all. These dynamics can restrict our ability to respond rapidly to adverse business conditions for VASCEPA. If development of, or demand for, VASCEPA does not meet expectations, we may not have the ability to effectively shift our resources to the development of alternative products, or do so in a timely manner, without suffering material adverse effects on our business. As a result, the lack of alternative markets and products we develop could constrain our ability to generate revenues and achieve profitability.

*In the United States, we face increasing competition from generic drug companies in the near term and our revenues and results of operations could be materially and adversely affected.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s or DRL, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several patents of ours protecting the first FDA-approved use of our drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but, we were unsuccessful.

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale and with a label that reflects the first VASCEPA FDA-approved indication, for the MARINE indication, and revised labeling based on the results of the REDUCE-IT trial. On November 30, 2020, we filed a patent infringement lawsuit against Hikma affiliate for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. This litigation is ongoing. We intend to vigorously pursue this ongoing litigation matter, but cannot predict the outcome or the impact on our business.

In June 2021, Dr. Reddy's launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. In addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the U.S. Food and Drug Administration, or U.S. FDA. On June 30, 2021, Apotex Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA.

The rulings of the Nevada Court and related appeal loses detailed above could permit each of Teva and Apotex to launch a generic version of VASCEPA under certain circumstances pursuant to their respective settlement agreement with us. For example, Teva and Apotex settlement agreements permit such companies to launch their generic version of VASCEPA under royalty-free licenses from us given that our petition for en banc Federal Circuit review was not granted, after issuance of the Federal Circuit mandate on November 12, 2020. Each generic launch is subject to procurement of adequate product supply.

Once a generic version of VASCEPA is available in the market, whether based on a generic product with primarily a MARINE indication label or REDUCE-IT indication label it is typically used in many U.S. states to fill a prescription for any use of the drug, subject, in certain circumstances, to state reimbursement law, the potential for patent infringement under certain case law and subject to certain Teva and Apotex settlement agreement terms. We currently face generic competition from Hikma's and Dr. Reddy’s generic version of VASCEPA in the United States, and could face increased competition from additional generic entrants in the near term, which could have a material and adverse impact on our revenues and our results of operations. There can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by U.S. FDA, even if such use is determined to infringe certain of our patent claims.

We believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA is time-consuming and expensive. These factors may limit the amount of VASCEPA supply available to generic companies, as we believe to be experienced by Hikma and Dr. Reddy. We do not have direct visibility into the supply levels of any of the generic companies and we rely on our own experience together with information from third parties, which information may not be reliable. The generic companies could potentially find or develop sources of qualified VASCEPA supply that are not known to us and that are more efficient or less expensive than our sources. Furthermore, generic companies could potentially convince our suppliers to prioritize supply to the generic companies ahead of any applicable contractual commitments to supply us. While we anticipate that our suppliers will honor their commitments to us, if generic competitors are successful in gaining an advantage in the supply chain, manufacturing and supply with respect to VASCEPA will suffer and consequentially VASCEPA prescriptions will likely decrease. In addition, we may need to litigate with such suppliers to protect our rights, which can be costly and distracting to management. Such circumstances could have a material and adverse impact on our revenues and results of operations directly in the United States and potentially outside of the United States as well if supply costs and availability are affected or promotion and education programs reduced.

* We have limited experience as a company in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

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
•
unforeseen costs and expenses associated with operating a new independent sales and marketing organization; and
•
the continued impact from COVID-19 on healthcare providers, patients and personnel which may vary considerably from jurisdiction to jurisdiction, as well as on local restrictions and practices, including the complexities of having to understand and navigate multiple sets of protocols and the accessibility and rates of vaccinations in various geographies.

If we experience one or more of the setbacks described above, we may not be able to pursue international regulatory and commercial efforts in a cost effective manner, or at all, which could cause our stock price to decline.

* Our ability to generate meaningful revenues outside of the United States may be limited, including due to the strict price controls and reimbursement limitations imposed by payors outside of the United States.

Our ability to generate meaningful revenues of VASCEPA outside of the United States is dependent on the availability and extent of coverage and reimbursement from third-party payers. In many markets around the world, these payers, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payers are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from biosimilars.

In many countries outside the United States, government-sponsored healthcare systems are the primary payers for drugs. With increasing budgetary constraints and differing views on or challenges in valuing medicines, governments and payers in many countries are applying a variety of measures to exert downward price pressure. These measures can include mandatory price controls, price referencing, therapeutic-reference pricing, increases in mandates, incentives for generic substitution and biosimilar usage and government-mandated price cuts. In this regard, many countries have health technology assessment organizations that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies; and these organizations are expanding in established and emerging markets. Many countries also limit coverage to populations narrower than the regulatory agency approved product label or impose volume caps to limit utilization. We expect that countries will continue to take aggressive actions to seek to reduce expenditures on drugs. Similarly, fiscal constraints may also affect the extent to which countries are willing to approve new and innovative therapies and/or allow access to new technologies.

The dynamics and developments discussed above serve to create pressure on the pricing and potential usage of our products and the industry. Given the diverse interests in play among payers, biopharmaceutical manufacturers, policy makers, healthcare providers and independent organizations, if and whether the parties involved can achieve alignment on the matters discussed above remains unclear and the outcome of any such alignment is difficult to predict. We are committed to working with the entire healthcare community to ensure continued innovation and to facilitate patient access to needed medicines; however, if reimbursement of

VASCEPA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to successfully commercialize VASCEPA outside of the United States may be harmed, which could have a material and negative impact on our overall business.

* Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products

Outside the United States, we expect countries will continue to take actions to reduce their drug expenditures. International reference pricing, or IRP, has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. Some countries also allow additional rebates or discounts to be negotiated. The outcome of such negotiations can be uncertain and could become publicly disclosed in the future. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Thus, there can be no certainty that we will negotiate satisfactory reimbursement or pricing rates in markets outside the United States in a timely manner, or at all, or even if we are successful in obtaining satisfactory coverage and reimbursement, we may be unsuccessful in sustaining such coverage and reimbursement, or could face challenges as to the timeliness or certainty of payment by payers to physicians and other providers, which would have a material and adverse impact on our commercialization efforts outside of the United States. Furthermore, despite having skilled and experienced individuals deployed in such efforts, we as an organization have limited experience in navigating the pricing and reimbursement regimes, which are varied and complex, outside of the United States, which might hinder our effectiveness in establishing satisfactory pricing, coverage and reimbursement levels in a timely manner or at all.

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

Despite U.S. FDA approval for this new indication and expanded label for VASCEPA, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this approved use, especially in light of our unsuccessful appeals efforts. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable on an ongoing basis. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

•
the impact of and outcome of pending patent litigation;
•
the commercialization and pricing of any current or potential generic versions of VASCEPA;

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
•
sufficient third-party coverage or reimbursement for VASCEPA and its prescribed uses, on-label and off-label;
•
natural disasters, including pandemics such as COVID-19 and political unrest that could inhibit our ability to promote VASCEPA regionally and can negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
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

The continued scale and scope of business interruptions caused by the COVID-19, pandemic are uncertain as the impact of the pandemic continues to cause negative effects on our business.

The global spread of COVID-19, has created significant volatility, uncertainty and disruption in healthcare, social, supply and economic infrastructures. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

•
the duration, volatility and scope of the pandemic and the efficacy of recovery efforts;
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

•
the enrolment or monitoring of patients in clinical trials, particularly at clinical trial sites located in highly impacted jurisdictions and jurisdictions where vaccination rates are low;
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
•
the ability of regulators to complete inspections and reviews of operations and applications, respectively, in a timely manner; and
•
any further or prolonged closures of our and our partners’ offices, operations and facilities impeding our ability to work together as a company and with our business and healthcare partners.

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel had the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance. In the fourth quarter of 2020 and in early 2021, the impact of COVID-19 worsened in some parts of the United States, with some healthcare professionals again limiting access to face-to-face interactions. Additionally although we have started to see signs of recovery in light of the availability of vaccines during the second quarter, the number of patient visits to doctors’ offices and patients undergoing blood testing remains down considerably from pre-COVID-19 levels. These circumstances vary geographically and vary over time, with continued risk of resurgences in COVID-19 cases, and reinstitution of protocols, in various geographies and as the efficacy of the vaccine on various strains remains uncertain. We hope to be able to maintain our substantial resumption of our business efforts, however, given the dynamics related to COVID-19, there can be no assurance that this will be the case. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as impactful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

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

The disruptions associated with the coronavirus pandemic could also delay the timing of a determination on our ability to seek legal remedies as travel, operational resources and personnel are disrupted or slow to resume pre-pandemic levels, with respect to our efforts and capabilities, as well as those of our advisors and the courts. The disruptions associated with the coronavirus pandemic could delay the potential timing of subsequent steps for the launch of commercialization of VAZKEPA in Europe, including plans to hire additional employees in Europe. Additionally, COVID-19 has already and could continue to limit our ability to have access with healthcare professionals to help educate them regarding VAZKEPA so that they are more likely to prescribe it to their at-risk patients. And, similar to our experience in the United States, the effects of COVID-19 and social distancing considerations may reduce the frequency at which at-risk patients seek non-urgent preventative medical care.

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

In December 2019, the U.S. FDA approved a new indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease. Even though U.S. FDA has approved VASCEPA for this expanded label and indication based on the REDUCE-IT results, additional data assessment by international regulatory authorities or otherwise could yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial outcome can take years to complete and publish. When new data are assessed and released or presented it could exceed, match or may not meet investor expectations.

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

Regulatory authorities and medical guideline committees outside of the United States and Europe may consider the following additional factors, which could lead to evaluations of the totality of the efficacy and safety data from REDUCE-IT that differ from those of the U.S. FDA or the EC:

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

If regulatory authorities and medical guideline committees outside of the United States and Europe draw conclusions that differ from those of the U.S. FDA or the EC, the U.S. FDA or the EC could reevaluate its conclusions as to the safety and efficacy of VASCEPA. Likewise, if additional data or analyses released from time to time do not meet expectations, the perception of REDUCE-IT results and the perceived and actual value of VASCEPA may suffer. In these instances our revenue and business could suffer and our stock price could significantly decline.

Ongoing clinical trials or new clinical data involving VASCEPA and similar moderate-to-high doses of eicosapentaenoic acid or icosapent ethyl could influence public perception of VASCEPA’s clinical profile and the commercial and regulatory prospects of VASCEPA.

Ongoing trials of moderate-to-high doses of VASCEPA and icosapent ethyl, or a similar eicosapentaenoic acid product could provide further information on the effects of VASCEPA and its commercial and regulatory prospects.

For example, the Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069) is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams/day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than VASCEPA on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of events will also be examined. Results from this study are expected in the second half of 2021, though results could be delayed as a result of COVID-19 impacts.

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL). Even though such results are similar to the results of the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk.

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the CardioLink-9 Trial, the first results of a study of VASCEPA in COVID-19 infected outpatients. Results from the investigator initiated study in Argentina called PREPARE-IT-1 is expected to be presented by the lead trial investigator at the European Society of Cardiology on August 29, 2021. Results from the other investigational studies are expected over the next year.

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

It is estimated that over 25 million adults in the United States have elevated triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Approximately two to three million adults in the United States have very high (≥500mg/dL) triglyceride levels, the MARINE patient population. There are approximately five to 15 million people in the United States who meet the specific REDUCE-IT inclusion criteria. Since 1976, mean triglyceride levels have increased in concert with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and early 2021, the impact of COVID-19 worsened in much of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Thus, despite the size of our sales team, it is not large enough to call upon all physicians and we may not have sufficient sales personnel and resources to maximize the sales potential of VASCEPA.

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

Although substantially all of our sales force personnel have the ability to resume face-to-face customer interactions in a manner consistent with state and local guidance, given the dynamics related to COVID-19, there can be no assurance that/as to when we will be able to substantially resume and sustain our business efforts. While we have supplemented these face-to-face interactions with virtual outreach, these efforts may not be as successful as traditional, in-person interactions. Specifically, access to healthcare professionals through digital or other channels, may not be as productive as in-person interactions. In the United States, in July 2020 we launched our first ever direct-to-consumer promotional campaign regarding VASCEPA demonstrating results in lowering cardiovascular risk in patients with persistent cardiovascular risk in high risk patients. In September 2020, we launched a new, nationwide television advertisement campaign in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA as we determined that the cost was not sufficiently justified in light of the COVID-19 pandemic on patient visits to doctors. We resumed a limited direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. In June 2021, we launched an educational campaign, It's Clear to Me Now, to help physicians and patients learn more about the differentiation between VASCEPA and fenofibrates for CV risk reduction. There can be no assurance that such promotion will have the intended positive increase in patients asking their healthcare providers regarding VASCEPA or that prescription rates for VASCEPA will increase in the near future or at all from such promotion. Data on increased product usage from similar promotion of other products suggests that the impact of television-based promotion can be positive and sustained but is rarely immediate in its effect. After assessing the scope, timing and pricing of generic competition, we may also decide to contract our VASCEPA promotional efforts.

* Our promotion and supply of VASCEPA is subject to regulatory scrutiny and associated risk.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the U.S. FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their U.S. FDA-approved products for uses that have not been approved by the U.S. FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the FCA. However, case law over the last several years has called into question the extent to which government in the United States, including the U.S. FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of U.S. FDA-approved products such as VASCEPA.

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

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. Civil False Claims Act, or the FCA, in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc., or Kowa America. Similarly, in March 2021, the United States Federal Trade Commission, or the FTC, issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The New York State attorney general similarly issued a subpoena to us regarding the same subject matter on which the FTC CID is focused. The inquiries require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We are cooperating with the government. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties.

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

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product. It is probable that the number of companies seeking to develop products and therapies similar to our product will increase. Many of these and other existing or potential competitors may have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with, more efficient than or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With a generic version of VASCEPA launched by Hikma in November 2020 and by Dr. Reddy in June 2021 and with further generic competition anticipated, it may not be viable for us to invest in market education to grow the United States market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

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

In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the U.S. FDA for patients with severe hypertriglyceridemia and is currently commercialized by AstraZeneca Pharmaceuticals LP, or AstraZeneca. Also, in April 2014, Omtryg, another omega-3-acid fatty acid composition developed by Trygg Pharma AS, received U.S. FDA approval for severe hypertriglyceridemia. Neither Epanova nor Omtryg have been commercially launched, but could launch at any time. AstraZeneca has greater resources than we do, including financial, product development, marketing, personnel and other resources.

AstraZeneca conducted a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia (STRENGTH). The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020 following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the American Heart Association’s, or the AHA's, Scientific Sessions in November 2020, confirming that Epanova failed to meet the primary endpoint of CV risk reduction. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

During 2018, two outcomes studies, the VITamin D and OmegA-3 TriaL (VITAL) and A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures of both EPA and DHA are not effective in lowering cardiovascular risk. Results of these failed outcomes studies and analysis, while not done with VASCEPA, may negatively affect sales of VASCEPA. For example, VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid mixture supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk and its results were announced immediately before the presentation of REDUCE-IT results at the 2018 Scientific Sessions of the AHA on November 10, 2018, which may have caused concerns about the effectiveness of omega-3 mixtures generally, including VASCEPA.

Likewise, in 2018, results from the ASCEND trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease.

More recently, in 2020, an additional Nordic trial known as OMEMI failed to demonstrate a reduction in cardiovascular events with an omega-3 fatty acid mixture. OMEMI, an investigator-initiated, multi-center, randomized clinical trial, was designed to evaluate the effects of daily treatment with omega-3 fatty acids compared with placebo among elderly patients (ages 70-82) with recent myocardial infarction. Patients received 1.8 g omega-3 fatty acids (930 mg EPA and 660 mg DHA) or placebo (corn oil) daily added to standard of care. Results presented in November 2020 at the American Heart Association’s Scientific Sessions showed no significant differences in cardiovascular events between the treatment groups for the composite primary endpoint (non-fatal MI, unscheduled revascularization, stroke, hospitalization for heart failure or all-cause mortality), nor for the individual components of this endpoint after two years.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic, MAT9001, for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the U.S. FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the U.S. FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study (ENHANCE-IT) against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the pharmacodynamic, or PD, population. A key secondary endpoint in ENHANCE-IT was the measurement of eicosapentaenoic acid levels in the blood, which is regarded as a key surrogate marker in determining cardiovascular risk reduction. In ENHANCE-IT, plasma EPA concentrations were significantly higher with LYPDISO vs. VASCEPA (46% relative percent increase in the change from baseline EPA level vs VASCEPA). Matinas stated that the results from ENHANCE-IT suggest potential for LYPDISO as a drug for cardiovascular risk reduction and announced that it is pursuing external partnerships to further develop LYPDISO for cardiovascular outcomes indication. As a result, Matinas no longer plans to pursue an indication for the treatment of severe hypertriglyceridemia, instead focusing on the broader cardiovascular risk reduction indication.

In June 2018, NeuroBo Pharmaceuticals, Inc. (then-named Gemphire Therapeutics) announced positive topline results from a Phase 2b trial (INDIGO-1) of its drug candidate, gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the U.S. FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing gemcabene on a partial clinical hold. In March 2020 NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the U.S. FDA that the clinical development program for Gemcabene remains on partial clinical hold. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterol emia (HoFH), heterozygous familial hypercholesterolemia (HeFH) and non-familial hypercholesterolemia in ASCVD patients are planned.

Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver, lung, and metabolic system, including hypertriglyceridemia and cardiovascular risk reduction, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, chronic obstructive pulmonary disease, or COPD, and planned for hypertriglyceridemia and Type 2 diabetes (TRIAGE), in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation. In August 2020, Afimmune reported Phase 2a study results of epeleuton in patients with NAFLD. Although epeleuton failed to meet the primary endpoint to demonstrate effects on liver enzyme elevation, it demonstrated significant reduction of triglycerides, HbA1c and potential for CV risk reduction. In September 2020, Afimmune announced the start of TRIglyceride And Glucose control with Epeleuton in Metabolic Syndrome Patients, or TRIAGE, a

Phase IIb study of epeleuton in patients with high triglycerides and type 2 diabetes to assess the safety and efficacy of orally administered epeleuton capsules vs placebo in the treatment of hypertriglyceridemia and type 2 diabetes. Results are expected in the fourth quarter of 2021.

Based on prior communications from the U.S. FDA, including communications in connection with its review of the ANCHOR indication for VASCEPA, it is our understanding that the U.S. FDA is not prepared to approve any therapy for treatment of cardiovascular risk based on biomarker modification without cardiovascular outcomes study data, with the exception of therapies which lower LDL-cholesterol, depending on the circumstances. In particular, it is our understanding that the U.S. FDA is not prepared to approve any therapy based primarily on data demonstrating lowering of triglyceride levels. In our view, this position from the U.S. FDA would likely not change based on the REDUCE-IT study particularly in light of significant independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of VASCEPA are unique to VASCEPA extending beyond triglyceride reduction. If the U.S. FDA were to take a different position, it could potentially have a negative impact on Amarin by making it easier for other products to achieve a cardiovascular risk reduction indication without the need in advance to conduct a long and expensive cardiovascular outcomes study.

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the U.S. FDA in the United States. Most regulatory regimes outside the United States are similar in this regard. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. We have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products in the United States. Still, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data. A similar competitive dynamic for VASCEPA exists in the jurisdictions outside the United States, including Europe, Canada and the greater China region.

In March 2021, we announced that the EC has approved the marketing authorization application for VAZKEPA to reduce the risk of cardiovascular events in certain high-risk, statin treated adult patients. With the approval by the EC of VAZKEPA, there is currently no other drug that is approved for cardiovascular risk reduction in Europe in the at-risk patient population studied in REDUCE-IT. In addition, there is currently no other direct competition for Canada and the Middle East. However, consistent with the U.S., our competitors include large, well-established and experienced pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies and we have no experience as a company self-commercializing a product outside of the United States.

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

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication only are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as Hikma and Dr. Reddy's did in November 2020 and June 2021, respectively, although each on a limited scale. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the reputation of VASCEPA or the perceived value of our company and our stock price. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption which leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain States impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug, thus limiting the extent of market growth and potentially contracting the overall size of the realized market penetration. While an authorized generic could be profitable the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug, and as such we have not launched an authorized generic version of VASCEPA.

* The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed and, perhaps not surprisingly, is reportedly in limited supply to our generic competitors, one of which has filed a lawsuit against us claiming we have engaged in anticompetitive practices related to our building of adequate supply for our needs and, in activities we believe were prompted by the generic competitor, government agencies are investigating our business as it relates to the supply of the active pharmaceutical ingredient in VASCEPA. Consumer lawsuits with similar allegations have also been filed. This dynamic could interfere with our business plans.

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade to develop with individual members of our third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable our suppliers to supply our clinical and commercial needs globally. Based on statements made by Hikma and Dr. Reddy’s, the active pharmaceutical ingredient of VASCEPA needed to manufacture their generic versions of VASCEPA is in limited supply to them. We believe this may be due to their lack of adequate planning, knowhow and expertise regarding this fragile active ingredient.

As has been a practice in the generic pharmaceutical industry, on April 27, 2021, Dr. Reddy’s filed a complaint against us in the United States District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors, and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Consumer group lawsuits followed claiming similar violations and alleging, for example, that such alleged violations resulted in higher prices to consumers. Such litigation can be lengthy, costly and could materially affect and disrupt our business. We believe we have valid defenses and will vigorously defend against the claims but cannot predict the outcome.

We have also received a civil investigative demand from the U.S. FTC and a subpoena from the New York Attorney General with respect to practices relating to our supply of the active pharmaceutical ingredient in VASCEPA. We believe such contact from the governments may have been prompted by a generic competitor. We are cooperating with the agencies. The government inquiries require us to produce documents and answer related questions relevant to specified time periods. Such investigations can be lengthy, costly and could materially affect and disrupt our business. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. If a government determines that we have violated antitrust law, we could be subject to significant civil fines and penalties.

VASCEPA is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, in the U.S. VASCEPA is subject to non-prescription competition and consumer substitution. This dynamic also exists in markets outside the United States.

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

For example, on October 29, 2018, we filed two lawsuits in U.S. federal court, each against a different dietary supplement company for unlawfully using the results from the REDUCE-IT cardiovascular outcomes study to falsely and deceptively claim that their omega-3 dietary supplement products are effective in reducing cardiovascular risk. The defendants in the cases were Omax Health, Inc., or Omax, and The Coromega Company, Inc., or Coromega. In April 2019, based on the strength of our case and available legal remedies, Omax and Coromega settled these litigations under terms by which Omax and Coromega agreed to substantially all the demands in our complaints. Under the settlements, Coromega and Omax agreed to publicly correct their prior statements that wrongly suggested the REDUCE-IT cardiovascular outcomes trial supports the safety and efficacy of omega-3 dietary supplements. Each dietary supplement company also acknowledged that as a general matter under federal law dietary supplements may be lawfully marketed to supplement the diet, but they cannot be lawfully marketed to treat, mitigate, or prevent disease, such as cardiovascular disease.

Similarly, on August 30, 2017, we filed a lawsuit with the United States International Trade Commission, or the ITC, against manufacturers, importers, and distributors of products containing synthetically produced omega-3 products in ethyl ester or re-esterified triglyceride form that contain more EPA than DHA or any other single component for use in or as dietary supplements. The lawsuit sought an investigation by the ITC regarding potentially unfair methods of competition and unfair acts involving the importation and sale of articles in the United States that injure or threaten injury to a domestic industry. In October 2017, the ITC determined to not institute our requested investigation. We appealed this determination to the U.S. Federal Circuit, but that court upheld ITC’s determination. On July 30, 2019, we filed a petition with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, which petition was denied on December 9, 2019, ending this litigation. We have also engaged with U.S. FDA on the topic of synthetically produced omega-3 products through the citizen’s petition process and otherwise.

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

Further, securing adequate reimbursement is critical for commercial success of any therapeutic and pricing and reimbursement levels of medications in markets outside the United States can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. In certain European countries, securing product reimbursement is a requisite to commercial launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost-effectiveness of VASCEPA to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels. If the pricing and reimbursement levels of VASCEPA are lower than we anticipate, then affordability of, and market access to, VASCEPA may be adversely affected and thus market potential in these territories would suffer.

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

We also are subject to the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, which require manufacturers of certain drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. FCA, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. We participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule, or FSS, of the U.S. Department of Veterans Affairs, or the VA, and other government drug programs, and, accordingly, are subject to complex laws and regulations regarding reporting and payment obligations. We must also comply with requirements to collect and report adverse events and product complaints associated with our products. Our activities are also subject to U.S. federal and state consumer protection and unfair competition laws, non-compliance with which could subject us to significant liability. Similar requirements exist in many of these areas in other countries.

Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as our former co-promotion partner Kowa America. As discussed above, in June 2020, we received a CID from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver programs during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. FCA in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America. The New York State attorney general similarly issued a subpoena to us regarding the same subject matter on which the FTC CID is focused. The inquiries require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We are cooperating with the government. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. In addition, even if we comply with U.S. FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the U.S. FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling and marketing, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs.

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

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. In response, the U.S. FDA released a final rule on

September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation Model, or the MFN Model, under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN Model pending completion of the comment and rulemaking process required under the Administrative Procedures Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Norther District of California and that the performance for any final regulation stemming from the Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our products and product candidates. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the State of California enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations.

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

These and similar regulatory dynamics, including the recent entry of generic versions of VASCEPA into the market, and the potential for additional generic versions in the near term, can affect our ability to commercialize VASCEPA on commercially reasonable terms and limit the commercial value of VASCEPA.

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

We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in reimbursement procedures by government and other third-party payors may limit our ability to market and sell our approved drugs. These changes could have a material adverse effect on our business and financial condition.

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and establish reimbursement rates for those products and services. Increasingly, third-party payors are challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments to patients, or do not provide coverage for specific drugs or drug classes.

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

Certain provisions of the ACA have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. Multiple Executive Orders were signed during the Trump administration which were designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, the previous administration terminated the cost-sharing subsidies under the ACA. Nineteen state Attorneys General filed suit to stop the administration from terminating the subsidies, but on July 18, 2018, the U.S. District Court for the Northern District of California dismissed the case without prejudice. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that, due to Congressional appropriations riders that prohibited the HHS from paying out more in risk corridor payments than it collected, HHS was not required to pay more than $12.0 billion in ACA risk corridor payments owed to insurers under the risk corridor formula. On November 6, 2018, the Federal Circuit declined to rehear the case en banc. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we will continue to monitor any developments. Moreover, the Tax Act included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA to create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (an increase from 50% effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Under the Trump administration, CMS issued regulations that gave states greater flexibility, starting in 2020, in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the ACA. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

* The U.S. FDA, other regulatory agencies and industry organizations strictly regulate the promotional claims that may be made about prescription products and promotional efforts such as speaker programs. If we or our partners are found to have improperly promoted uses, efficacy or safety of VASCEPA or otherwise are found to have violated the law or applicable regulations, we may become subject to significant fines and other liability. The government may seek to find means to prevent our promotion of truthful and non-misleading information beyond the current court ruling and litigation settlement or seek to find violations of other laws or regulations in connection with the promotional efforts we undertake on our own or through third parties.

The U.S. FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the U.S. FDA as reflected in the product’s approved labeling. The Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The U.S. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Even though we received U.S. FDA marketing approval for VASCEPA for the MARINE indication and for cardiovascular risk reduction based on the REDUCE-IT study, and we believe the First Amendment court ruling and litigation settlement affords us a degree of protection for other promotional efforts, physicians may still prescribe VASCEPA to their patients for use in the treatment of conditions that are not included as part of the indication statement in our U.S. FDA-approved VASCEPA label or our settlement. If we are found to have promoted VASCEPA outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the FCA, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa America, or our commercialization partners outside the United States or other third-parties that we retain to help us implement our business plan.

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

In June 2020, we received a CID from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the FCA in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America. Similarly, in March 2021, the FTC issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The New York State attorney general similarly issued a subpoena to us regarding the same subject matter on which the FTC CID is focused. The inquiries require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We are cooperating with the government. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties.

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

The process of establishing, maintaining and expanding a commercial infrastructure is difficult, expensive and time-consuming. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and in early 2021, the impact of COVID-19 worsened in some parts of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. Accordingly, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover. As we witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we continue to evaluate our needs and it is our intention to fill a significant number of these positions, provided such replacement is appropriate to meet our business needs. Our sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States and is not large enough to call upon all physicians.

In addition to sales force expansion in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. For example, in Europe we commenced 2021 with approximately 50 professionals involved in pre-approval and pre-launch planning and other commercial preparation activities, with plans to continue to expand our European staff as deemed appropriate on a country by country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by the COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain additional management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct commercialization of VASCEPA in the United States and VAZKEPA in Europe. We are also committed to providing supply to our commercial partners and distributors in Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. And, lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance, for example, prior to commercial launch in China and Europe. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, potentially the qualifications of new suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion, with certain of these expansion plans delayed due to COVID-19 and other market uncertainties. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. Similarly, the EMA has not initially approved use of each of our suppliers used for VASCEPA in the United States for VAZKEPA in the EU. While we believe that we have sufficient supply of VAZKEPA to support our initial launch plans in Europe, our supply in Europe will be limited until additional suppliers are qualified which qualifications may be delayed by COVID-19 and our exposure to manufacturing issues with our approved suppliers for the EU is less mitigated than is our objective by having more suppliers qualified. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for VASCEPA.

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

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior U.S. FDA review and pre-approval of the manufacturing process and procedures in accordance with the U.S. FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the U.S. FDA and would again require us to demonstrate product comparability to the U.S. FDA. There are comparable foreign requirements under ICH guidelines. In addition, certain COVID-19 restrictions have affected Regulatory Agencies' ability to conduct facility inspections and may affect the timing of further approvals. This review may be costly and time consuming and could delay or prevent the launch of a product.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. In December 2017, Edding commenced a pivotal clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted by the spread of the coronavirus and the unexpected diversion of resources by regulators and industry professionals to address the coronavirus outbreak. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix obtained approval of VASCEPA in Lebanon in March 2018, in United Arab Emirates in July 2018, in Qatar in January 2020 and Bahrain in December 2020. VASCEPA was launched in Lebanon and the United Arab Emirates in June 2018 and February 2019, respectively. VASCEPA is under registration in additional countries in the Middle East and North Africa regions. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economies in the region.

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

Our efforts to launch VAZKEPA on our own in Europe is a complex undertaking for a company that has not launched a product in Europe and could be subject to significant risks of execution to our successful development and revenue generation of VAZKEPA in Europe. While various of our suppliers have been inspected and we do not anticipate supply availability limiting our launch in Europe, COVID-19 has limited the ability of suppliers to be inspected and not all of our suppliers have completed all of the requirements of the European regulatory authorities.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. The applicable federal and state healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•
the U.S. Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Liability may be established without a person or entity having actual knowledge of the federal anti-kickback statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor

•
protection from anti-kickback liability. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the renumeration involved, imprisonment, and exclusion from government healthcare workers;
•
the federal civil and criminal false claims laws, including the FCA, which prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “case” the submission of false or fraudulent claims. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the FCA for a variety of alleged improper marketing activities, including allegations that they caused false claims to be submitted because of the company’s marketing of the product for unapproved, and thus allegedly non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. A claim that includes items or services resulting from a violations of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. For example, in June 2020, we received a CID from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the FCA in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America. Similarly, in March 2021, the FTC issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or is engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The New York State attorney general similarly issued a subpoena to us regarding the same subject matter on which the FTC CID is focused. The investigations require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We are cooperating with the government. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 117 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 117 allowed and issued applications include the following:

•
one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•
56 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•
26 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
•
three additional US patents directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. In April 2021, we announced that John Thero, President and Chief Executive Officer, will retire from his positions as President and Chief Executive Officer and member of the Board of Directors effective August 1, 2021 and will provide phased transitional and consulting services to us thereafter. The Board of Directors has appointed Karim Mikhail, currently our Senior Vice President, Commercial Head Europe, to succeed Mr. Thero as our next President and Chief Executive Officer, as well as, a member of the Board of Directors, effective August 1, 2021. In April 2021, we also announced that Joseph Kennedy will retire from his position as Executive Vice President, General Counsel effective August 1, 2021. A search has commenced to hire a new General Counsel, with Mr. Kennedy also intending to support this transition and to provide consulting support on certain legal matters. Although we anticipate smooth transitions, any such changes to senior management, can be disruptive to operations, including by distracting management from our core business and effective employee productivity. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts, particularly on a global scale, we may experience increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we prepare for commercialization in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, employees are increasingly being recruited by other companies. While our business priorities emphasize continued promotion of VASCEPA in the United States, the current and potential threat of generic competition can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

Our internal computer systems, or those of our third‑party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our commercial, research and development and other programs.

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

A change in our tax residence and/or tax laws could have a negative effect on our future profitability.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 27%, 36%, and 30%, respectively, of gross product sales for the three and six months ended June 30, 2021 and 2020, and represented 40%, 34%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2021. Customers A, B, and C accounted for 25%, 37%, and 29%, respectively, of gross product sales for the six months ended June 30, 2020, and represented 32%, 38%, and 23%, respectively, of the gross accounts receivable balance as of June 30, 2020. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2020, 2019, and 2018, we reported losses of approximately $18.0 million, $22.6 million, and $116.4 million, and we had an accumulated deficit as of December 31, 2020 of $1.4 billion. For the three months ended June 30, 2021 and 2020, we reported income of approximately $7.8 million and $4.4 million, respectively, and we had an accumulated deficit as of June 30, 2021 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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
•
continued and prolonged disruption to our business, or delays in resuming normal business activities from the COVID-19 pandemic;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $327.0 million and short-term investment balance of $181.9 million as of June 30, 2021 will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital or satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the U.S. FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

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
•
continued costs associated with litigation and other legal proceedings and governmental inquiries;
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

As of July 30, 2021, we had 395,302,404 common shares outstanding including 395,105,527 shares held as ADSs and 196,877 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2021 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 - 30, 2021	50,621	$5.20
May 1 - 31, 2021	57,095	4.54
June 1 - 30, 2021	34,488	4.48
Total	142,204	$4.76

(1)  Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item  6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Transitional Services and Separation Agreement between John Thero and Amarin Corporation plc, dated April 12, 2021	Current Report on Form 8-K, dated April 12, 2021, File No. 000-21392, as Exhibit 10.1	April 12, 2021

10.2	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, dated April 12, 2021	Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 000-21392, as Exhibit 10.4	April 29, 2021

10.3	Transitional Services and Separation Agreement between Joseph T. Kennedy and Amarin Corporation plc, dated April 28, 2021	Current Report on Form 8-K, dated April 29, 2021, File No. 000-21392, as Exhibit 10.1	April 29, 2021

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

AMARIN CORPORATION PLC

By:	/s/ Karim Mikhail
Karim Mikhail

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: August 5, 2021