Form 10-Q
period 2021-09-30
AMARIN CORP PLC\UK
filed 2021-11-03
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

395,825,887 common shares were outstanding as of October 29, 2021, including 395,629,060 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 196,827 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$222,875	$186,964
Restricted cash	3,917	3,915
Short-term investments	256,267	313,969
Accounts receivable, net	149,361	154,574
Inventory	309,268	188,864
Prepaid and other current assets	21,345	30,947
Total current assets	963,033	879,233
Property, plant and equipment, net	1,569	2,016
Long-term investments	38,802	62,469
Operating lease right-of-use asset	7,762	8,054
Other long-term assets	456	432
Intangible asset, net	24,183	13,817
TOTAL ASSETS	$1,035,805	$966,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,415	$105,876
Accrued expenses and other current liabilities	289,684	198,641
Current deferred revenue	2,646	2,926
Total current liabilities	364,745	307,443
Long-Term Liabilities:
Long-term deferred revenue	14,486	15,706
Long-term operating lease liability	8,729	9,153
Other long-term liabilities	5,350	6,214
Total liabilities	393,310	338,516
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 402,772,229 shares issued, 395,613,406 shares outstanding as of September 30, 2021; 398,425,000 shares issued, 392,538,081 shares outstanding as of December 31, 2020	293,140	290,115
Additional paid-in capital	1,845,103	1,817,649
Treasury stock; 7,158,823 shares as of September 30, 2021; 5,886,919 shares as of December 31, 2020	(59,602)	(51,082)
Accumulated deficit	(1,436,146)	(1,429,177)
Total stockholders’ equity	642,495	627,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,035,805	$966,021

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Product revenue, net	$141,442	$155,190	$436,598	$441,118
Licensing and royalty revenue	596	1,309	2,098	5,691
Total revenue, net	142,038	156,499	438,696	446,809
Less: Cost of goods sold	30,211	33,071	90,692	96,676
Gross margin	111,827	123,428	348,004	350,133
Operating expenses:
Selling, general and administrative	102,965	120,164	315,966	346,496
Research and development	7,820	10,204	23,554	30,450
Restructuring	14,115	—	14,115	—
Total operating expenses	124,900	130,368	353,635	376,946
Operating loss	(13,073)	(6,940)	(5,631)	(26,813)
Interest income, net	163	549	919	1,908
Other (expense) income, net	(57)	33	(390)	50
Loss from operations before taxes	(12,967)	(6,358)	(5,102)	(24,855)
Income tax (provision) benefit	(184)	(430)	(1,867)	1,929
Net loss	$(13,151)	$(6,788)	$(6,969)	$(22,926)
Loss per share:
Basic	$(0.03)	$(0.02)	$(0.02)	$(0.06)
Diluted	$(0.03)	$(0.02)	$(0.02)	$(0.06)
Weighted average shares:
Basic	396,618	389,699	395,681	378,770
Diluted	396,618	389,699	395,681	378,770

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2020	—	398,425,000	(5,886,919)	$—	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Exercise of stock options	—	783,320	—	—	536	1,523	—	—	2,059
Vesting of restricted stock units	—	2,447,405	(1,003,965)	—	1,709	(1,709)	(7,252)	—	(7,252)
Stock-based compensation	—	—	—	—	—	13,925	—	—	13,925
Loss for the period	—	—	—	—	—	—	—	(1,626)	(1,626)
March 31, 2021	—	401,655,725	(6,890,884)	$—	$292,360	$1,831,388	$(58,334)	$(1,430,803)	$634,611
Issuance of common stock under employee stock purchase plan	—	226,402	—	—	161	867	—	—	1,028
Exercise of stock options	—	27,139	—	—	19	56	—	—	75
Vesting of restricted stock units	—	346,010	(142,204)	—	242	(242)	(677)	—	(677)
Stock-based compensation	—	—	—	—	—	2,479	—	—	2,479
Income for the period	—	—	—	—	—	—	—	7,808	7,808
June 30, 2021	—	402,255,276	(7,033,088)	$—	$292,782	$1,834,548	$(59,011)	$(1,422,995)	$645,324
Exercise of stock options	—	184,462	—	—	128	353	—	—	481
Vesting of restricted stock units	—	332,491	(125,735)	—	230	(230)	(591)	—	(591)
Stock-based compensation	—	—	—	—	—	10,432	—	—	10,432
Loss for the period	—	—	—	—	—	—	—	(13,151)	(13,151)
September 30, 2021	—	402,772,229	(7,158,823)	$—	$293,140	$1,845,103	$(59,602)	$(1,436,146)	$642,495

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Exercise of stock options	—	412,465	—	—	269	1,037	—	—	1,306
Vesting of restricted stock units	—	1,951,448	(759,832)	—	1,274	(1,274)	(13,831)	—	(13,831)
Stock-based compensation	—	—	—	—	—	10,591	—	—	10,591
Loss for the period	—	—	—	—	—	—	—	(20,553)	(20,553)
March 31, 2020	289,317,460	367,378,806	(5,670,824)	$21,850	$270,716	$1,774,671	$(49,731)	$(1,431,730)	$585,776
Issuance of common stock under employee stock purchase plan	—	123,608	—	—	76	772	—	—	848
Conversion of Series A Convertible Stock, net	(237,713,680)	23,771,368	—	(14,684)	14,684	(238)	—	—	(238)
Exercise of stock options	—	148,290	—	—	92	260	—	—	352
Vesting of restricted stock units	—	167,240	(70,971)	—	104	(104)	(521)	—	(521)
Stock-based compensation	—	—	—	—	—	12,131	—	—	12,131
Income for the period	—	—	—	—	—	—	—	4,415	4,415
June 30, 2020	51,603,780	391,589,312	(5,741,795)	$7,166	$285,672	$1,787,492	$(50,252)	$(1,427,315)	$602,763
Conversion of Series A Convertible Stock, net	(27,753,000)	2,775,300	—	(1,732)	1,732	(28)	—	—	(28)
Exercise of stock options	—	82,001	—	—	53	150	—	—	203
Vesting of restricted stock units	—	195,466	(71,590)	—	128	(128)	(476)	—	(476)
Stock-based compensation	—	—	—	—	—	11,583	—	—	11,583
Loss for the period	—	—	—	—	—	—	—	(6,788)	(6,788)
September 30, 2020	23,850,780	394,642,079	(5,813,385)	$5,434	$287,585	$1,799,069	$(50,728)	$(1,434,103)	$607,257

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,969)	$(22,926)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	443	446
Amortization of investments	1,564	771
Stock-based compensation	26,836	34,305
Amortization of debt discount and debt issuance costs	—	601
Amortization of intangible asset	1,633	1,081
Changes in assets and liabilities:
Accounts receivable, net	5,213	(30,862)
Inventory	(120,404)	(71,762)
Prepaid and other current assets	9,601	(13,023)
Other long-term assets	(24)	—
Interest receivable	723	(1,732)
Accrued interest payable	—	(348)
Deferred revenue	(1,500)	(1,941)
Accounts payable and other current liabilities	45,582	121,240
Other long-term liabilities	(995)	727
Net cash (used in) provided by operating activities	(38,297)	16,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	312,150	186,714
Purchases of securities	(233,067)	(587,111)
Disposal (purchase) of furniture, fixtures and equipment	4	(252)
Net cash provided by (used in) investing activities	79,087	(400,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	1,028	848
Proceeds from exercise of stock options, net of transaction costs	2,615	1,861
Payment of transaction costs for conversion of preferred stock	—	(266)
Payment on debt from royalty-bearing instrument	—	(40,916)
Taxes paid related to stock-based awards	(8,520)	(14,828)
Net cash used in financing activities	(4,877)	(53,301)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	35,913	(437,373)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	190,879	648,495
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$226,792	$211,122
Supplemental disclosure of cash flow information:
Cash received (paid) during the year for:
Interest	$—	$(1,882)
Income taxes	$3,670	$(197)
Supplemental disclosure of non-cash transactions:
Laxdale Milestone	$12,000	$—

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular health and reduce cardiovascular risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or U.S. In 2021 the Company began to increase pre-launch commercial activities throughout Europe. As of September 1, 2021, product was made available in Germany and as of October 1, 2021 was included in the country's electronic prescribing system. The Company’s operations outside of the U.S. and Europe are in early stages of development with reliance on third-party commercial partners in select geographies, including China where regulatory approval for the Company’s lead product is being actively sought.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of the Company's patents covering the first FDA-approved use of its drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the United States Supreme Court, but the Company was unsuccessful. Most recently, on June 18, 2021, the Company was notified that its petition for writ of certiorari to the United States Supreme Court was denied.

On May 22, 2020, Hikma received U.S. FDA approval to market its generic version of VASCEPA for the MARINE indication of VASCEPA. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On August 10, 2020, Dr. Reddy's received U.S. FDA approval to market its generic version for the MARINE indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, abbreviated new drug application, or ANDA, was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA.

In August 2020, the Company announced plans to launch icosapent ethyl under the brand name VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through the Company’s new European sales and marketing teams. On January 29, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the European Union, or EU, for the reduction of risk of cardiovascular events in patients at high cardiovascular risk. On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA in the EU to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On September 13, 2021, the Company launched VAZKEPA in Germany, representing the Company's first European launch of VAZKEPA. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period. Collectively CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including the United States and

Germany, as well as, in Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the current global pandemic, COVID-19.

At September 30, 2021, the Company had Total assets of $1,035.8 million, of which $517.9 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $963.0 million, including Cash and cash equivalents of $222.9 million, Short-term investments of $256.3 million, Accounts receivable, net, of $149.4 million and Inventory of $309.3 million. In addition, as of September 30, 2021, the Company had Long-term investments of $38.8 million. As of September 30, 2021, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2021 and December 31, 2020:

In thousands	September 30, 2021	December 31, 2020
Gross trade accounts receivable	$229,138	$203,875
Trade allowances	(64,857)	(36,242)
Chargebacks	(13,975)	(12,114)
Allowance for doubtful accounts	(945)	(945)
Accounts receivable, net	$149,361	$154,574

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or IRS, and states. The Company is currently under audit by the IRS for the Company’s 2018 U.S. income tax return and by the New Jersey Department of Treasury for the years 2012 to 2015 and the New York State Department of Taxation and Finance for the years 2017 and 2018. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its consolidated financial position or results of operations.

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and preferred stock using the “if-converted” method. In periods with reported net operating losses, all common stock options and preferred stock outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The Company’s preferred stock, of which none is outstanding as of September 30, 2021 and December 31, 2020, was entitled to receive dividends on an as-if-converted basis in the same form as dividends actually paid on common shares. Accordingly, the preferred stock was considered a participating security and the Company was required to apply the two-class method to consider the impact of the preferred stock on the calculation of basic and diluted earnings per share. The Company is in a net loss position for all of the periods presented and is therefore not required to present the two-class method.

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Net loss—basic and diluted	$(13,151)	$(6,788)	$(6,969)	$(22,926)
Weighted average shares outstanding—basic and diluted	396,618	389,699	395,681	378,770
Net loss per share—basic and diluted	$(0.03)	$(0.02)	$(0.02)	$(0.06)

For the three and nine months ended September 30, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2021	2020	2021	2020

Stock options	19,146	17,479	19,146	17,479
Restricted stock and restricted stock units	10,307	7,727	10,307	7,727
Preferred stock (if converted)	—	2,385	—	2,385

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 27%, 37%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2021, and represented 34%, 37%, and 21%, respectively, of the gross accounts receivable balance as of September 30, 2021. Customers A, B, and C accounted for 25%, 37%, and 30%, respectively, of gross product sales for the nine months ended September 30, 2020 and represented 37%, 32%, and 25%, respectively, of the gross accounts receivable balance as of September 30, 2020. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$116,456	$116,456	$—	$—
U.S. Treasury Shares	22,214	22,214	—	—
Corporate Bonds	95,771	—	95,771	—
Commercial Paper	126,832	—	126,832	—
Agency Securities	6,748	—	6,748	—
Repo Securities	9,000	—	9,000	—
Asset Backed Securities	9,895	—	9,895	—
Certificate of Deposit	21,575	—	21,575	—
Non-US Government	11,523	—	11,523	—
Total	$420,014	$138,670	$281,344	$—

	December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$88,266	$88,266	$—	$—
U.S. Treasury Shares	48,356	48,356	—	—
Corporate Bonds	179,864	—	179,864	—
Commercial Paper	106,650	—	106,650	—
Agency Securities	20,782	—	20,782	—
Repo Securities	10,000	—	10,000	—
Asset Backed Securities	8,599	—	8,599	—
Certificate of Deposit	6,125	—	6,125	—
Non-US Government	5,240	—	5,240	—
Total	$473,882	$136,622	$337,260	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s held-to-maturity investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities greater than 90 days and less than 12 months are included in short-term investments on its condensed consolidated balance sheet. Those with remaining maturities in excess of 12 months are included in long-term investments on its condensed consolidated balance sheet.

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain for the nine months ended September 30, 2021 and 2020 was $0.1 million and $0.9 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

On September 22, 2021, the Company announced a new Go-to-Market strategy for VASCEPA, or the Plan, which aims to expand healthcare professional engagement through a new omnichannel platform, enhance managed care access and optimize VASCEPA prescriptions for cardiovascular risk reduction. As part of the process, the Company reduced its field force to approximately 300 sales representatives and completed this reduction during the three months ended September 30, 2021. The Company estimates that it will incur approximately $14.1 million in charges related to the reduction in force, substantially all of which are cash expenditures for one-time termination benefits and associated costs. During the three and nine months ended September 30, 2021 the Company recognized approximately $14.1 million within Restructuring expense in the condensed consolidated statements of operations.

The following table shows the change in restructuring liability, associated with the Plan, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2020	$—
Costs incurred	14,115
Payments	—
Other (1)	(306)
Balance at September 30, 2021	$13,809

(1) - Represents the acceleration of expense associated with the vesting of certain equity awards.

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

(3) Intangible Asset

Intangible asset consists of milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. Upon approval of the marketing authorization application for VAZKEPA in March 2021, a milestone for £7.5 million was achieved, which resulted in the Intangible asset increasing by $12.0 million. Refer to Note 5 – Commitments and Contingencies for further details. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of September 30, 2021, the intangible asset has an estimated weighted-average remaining life of 9.5 years. The carrying value as of September 30, 2021 and December 31, 2020 is as follows:

In thousands	September 30, 2021	December 31, 2020
Technology rights	$32,081	$20,081
Accumulated amortization	(7,898)	(6,264)
Intangible asset, net	$24,183	$13,817

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA. Inventories as of September 30, 2021 and December 31, 2020 consist of the following:

In thousands	September 30, 2021	December 31, 2020
Raw materials	$71,838	$50,657
Work in process	39,521	30,388
Finished goods	197,909	107,819
Total inventory	$309,268	$188,864

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

On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. During the ANDA litigation, the Company reached agreements with Teva and Apotex, under which they received royalty-free license agreements to promote a generic version of icosapent ethyl in the U.S. under certain circumstances, one of which circumstances was achieved when the Federal Circuit upheld the ruling by the Nevada Court and Hikma launched its generic version of icosapent ethyl. On September 11, 2020, and June 30, 2021, Teva and Apotex, respectively, received U.S. FDA approval to market their respective generic versions of icosapent ethyl. In November 2020, Hikma priced and launched its generic version of icosapent ethyl. In June 2021, following the denial to hear the Company’s appeal by the U.S. Supreme Court, Dr. Reddy’s announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. The generic versions of icosapent ethyl as approved by the U.S. FDA for both Hikma and Dr. Reddy’s pertains to the MARINE indication of VASCEPA, lowering of TG levels in patients with very high TG (>500 mg/dL). As of September 30, 2021, neither Teva or Apotex had announced pricing or launched a generic version of icosapent ethyl. Current generic competition, together with past and on-going litigation related to such generic versions of icosapent ethyl are applicable to the U.S. only. The Company did not seek, nor is VAZKEPA approved in Europe for lowering of TG levels in patients with very high TG (>500 mg/dL).

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

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and the chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). The complaint alleges that from December 5, 2018 through June 21, 2021 the Company misled investors by allegedly downplaying the risk associated with the ANDA litigation described above and the risk that certain of the Company's patents would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. We believe we have valid defenses and will vigorously defend against the claims but cannot predict the outcome.

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

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale, upon receipt of pricing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million. The Company recorded a liability of $12.0 million in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2021.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.7 million as of September 30, 2021) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of September 30, 2021.

(6) Equity

Preferred Stock

In March 2015, the Company entered into subscription agreements with both existing and new investors, or the Purchasers, for the private placement of a total of 391,017,970 restricted American Depositary Shares, or ADSs, each representing one share of Amarin’s Series A Convertible Preference Shares, par value £0.05 per share, in the capital of the Company, or Series A Preference Shares. For each restricted ADS, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis), resulting in gross proceeds to the Company of approximately $58.6 million before deducting estimated offering expenses of approximately $0.7 million. At the request of the holders and provided certain conditions were met, each ten Series A Preference Shares were able to be consolidated and redesignated as one ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by ADSs. During the years ended December 31, 2020, 2018, and 2015, the Company issued 28,931,746, 3,886,718, and 6,283,333 ADSs, respectively, upon consolidation and redesignation of Series A Preference Shares at the request of the holders, such that no Series A Preference Shares remained outstanding as of September 30, 2021 and December 31, 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete background.

Common Stock

During the nine months ended September 30, 2021 and 2020, in addition to ordinary shares issued as described in Preferred Stock above and Incentive Equity Awards below, the Company issued 226,402 and 123,608 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of September 30, 2021:

September 30, 2021
Outstanding Stock Options	19,145,833
% of Outstanding Shares	5%
Outstanding RSUs	10,307,168
% of Outstanding Shares	2%

The following table represents equity awards activity during the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Stock Options Issued	994,921	642,756
Gross Proceeds	$2,616,050	$1,861,000
Common Shares Issued in settlement of RSUs Vested	1,202,590	1,206,494
Shares retained for settlement of employee tax obligations ─ RSUs	454,973	440,573
Common Shares Issued in settlement of Performance-Based RSUs Vested (1)	1,923,316	1,107,660
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	816,931	461,820
(1)
Performance-based RSUs vested in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth. These performance-based RSUs have fully vested as of August 2021.

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

As of September 30, 2021, a net payable to Kowa Pharmaceuticals America, Inc. of $1.3 million was classified as current on the condensed consolidated balance sheet, representing the remaining accrued co-promotion tail payments. As of December 31, 2020, a net payable to Kowa Pharmaceuticals America, Inc. of $3.8 million, of which $3.2 million was classified as current on the condensed consolidated balance sheet, represents the remaining accrued co-promotion tail payments.

(8) Revenue Recognition

The Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers in the United States and Europe, or collectively, its distributors or its customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase VASCEPA. In addition to distribution agreements with distributors, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

Revenues from product sales are recognized when the distributor obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the distributor. Payments from distributors are generally received 30-60 days from the date of sale. The Company evaluates the creditworthiness of each of its distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. The Company calculates gross product revenues generally based on the wholesale acquisition cost or list price that the Company charges its distributors for VASCEPA.

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

Trade Allowances: The Company generally provides invoice discounts on VASCEPA sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors in the U.S. and Germany generally include a 2-3% discount for prompt payment while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

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

Product Returns: The Company’s distributors have the right to return unopened unprescribed VASCEPA during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. The expiration date for VASCEPA 1-gram and 0.5-gram size capsules is currently four years and three years, respectively, after being converted into capsule form, which is the last step in the manufacturing process for VASCEPA and generally occurs within a few months before VASCEPA is delivered to distributors. The Company estimates future product returns on sales of VASCEPA based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of VASCEPA previously shipped and currently being shipped to distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2021 and 2020:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2020	$36,242	$141,201	$7,797	$5,587	$190,827
Provision related to current period sales	90,761	497,726	2,647	36,437	627,571
Provision related to prior period sales	—	(854)	—	—	(854)
Credits/payments made for current period sales	(27,635)	(303,029)	—	(31,796)	(362,460)
Credits/payments made for prior period sales	(34,511)	(131,320)	(958)	(5,589)	(172,378)
Balance as of September 30, 2021	$64,857	$203,724	$9,486	$4,639	$282,706

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2019	$29,261	$90,997	$4,579	$3,720	$128,557
Provision related to current period sales	95,239	437,030	2,534	50,403	585,206
Provision related to prior period sales	—	(3,872)	—	—	(3,872)
Credits/payments made for current period sales	(32,364)	(304,903)	—	(46,768)	(384,035)
Credits/payments made for prior period sales	(29,067)	(85,731)	(223)	(3,721)	(118,742)
Balance as of September 30, 2020	$63,069	$133,521	$6,890	$3,634	$207,114

Such net product revenue allowances and reserves are included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within Accounts receivable, net as discussed above.

Licensing Revenue

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain rights to VASCEPA for uses that are currently commercialized and under development by the Company. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in licensing and royalty revenues.

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

The term of the DCS Agreement expires, on a product-by-product basis, upon the later of (i) the date on which such product is no longer covered by a valid claim under a licensed patent in the China Territory, or (ii) the 12th anniversary of the first commercial sale of such product in Mainland China. The DCS Agreement may be terminated by either party in the event of a bankruptcy of the other party and for material breach, subject to customary cure periods. In addition, at any time following the third anniversary of the first commercial sale of a product in Mainland China, Edding has the right to terminate the DCS Agreement for convenience with 12 months’ prior notice. Neither party may assign or transfer the DCS Agreement without the prior consent of the other party, provided that the Company may assign the DCS Agreement in the event of a change of control transaction.

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

During the nine months ended September 30, 2021 and 2020, the Company recognized $0.8 million and $2.2 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through September 30, 2021 and December 31, 2020, the Company recognized $6.9 million and $6.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $10.0 million and $10.8 million is recorded in deferred revenue as of September 30, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 13 years.

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

The Company recognized net product revenue of approximately $0.5 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million for the three and nine months ended September 30, 2020, respectively, related to sales to Biologix.

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

During the nine months ended September 30, 2021 and 2020, the Company recognized $0.7 million and $3.5 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through September 30, 2021 and December 31, 2020, the Company has recognized $7.3 million and $6.6 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $6.4 million and $7.1 million is recorded in deferred revenue as of September 30, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 9 years.

The Company recognized net product revenue of nil for the three months ended September 30, 2021 and 2020, respectively, and nil and $8.5 million for the nine months ended September 30, 2021 and 2020, respectively, related to HLS.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2021 and 2020:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$92	$(1,592)	$17,132

Nine months ended September 30, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$3,750	$(5,691)	$18,905

During the nine months ended September 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Nine months ended September 30,
Revenue recognized in the period from:	2021	2020
Amounts included in contract liability at the beginning of the period	$1,555	$3,951
Performance obligations satisfied in previous periods	$33	$1,097

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the 97th month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company paid monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.5 million and $10.6 million and the operating lease right-of-use asset is $7.8 million and $8.1 million, as of September 30, 2021 and December 31, 2020, respectively.

The lease expense for the three and nine months ended September 30, 2021 is approximately $0.5 million and $1.5 million, respectively. The lease expense for the three and nine months ended September 30, 2020 is approximately $0.4 million and $1.2 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2021:

Undiscounted lease payments ($000s)
Remainder of 2021	$405
2022	1,774
2023	1,808
2024	1,842
2025	1,876
2026 and thereafter	9,112
Total undiscounted payments	$16,817
Discount Adjustments	$(6,358)
Current operating lease liability	$1,730
Long-term operating lease liability	$8,729

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

In August 2020, we announced our plans to launch icosapent ethyl under the brand name VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in major markets in Europe through our own new European sales and marketing teams. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending that a marketing authorization be granted to our drug, icosapent ethyl, in the European Union, or EU, for the reduction of risk of cardiovascular events in patients with high cardiovascular risk. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the EU for VAZKEPA which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. The EC approval provides ten years of market protection in the EU, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039. On September 13, 2021, we launched VAZKEPA in Germany, representing our first European launch of VAZKEPA. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period.

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, we have filed ten dossiers in European countries, including in all of the largest countries in Europe, and expect to file additional dossiers in Europe and select other parts of the world in the coming months. In order to launch impactfully in Europe we have been building a core team of experienced professionals and a highly capable commercial team, who are involved with pre-launch planning and other commercial preparation activities and plan to leverage third-party relationships for various support activities. We are building a digitally native commercial model balancing digital and face-to-face approaches, with more of a focus on a digital environment, which we believe will provide more impact and cost efficiency. Additionally, we are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe. On September 1, 2021, VAZKEPA was made available in Germany and was included in the country's electronic prescribing system as of October 1, 2021. The commercial launch in Germany was accompanied by a scientific conference in Berlin titled, “New therapeutic strategies for residual CV risk management,” which highlighted the scientific underpinnings and clinical benefits of VASCEPA/VAZKEPA in reducing cardiovascular risk.

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

In addition to the U.S., VASCEPA is currently available by prescription in Germany, Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of eight years of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners.

Based on REDUCE-IT results, to-date 23 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in China and the Middle East as well as guidelines which were newly received during the third quarter through the date of this report as listed below:

•
The Task Force for Coronary Heart Disease of the Chinese Association of Cardiovascular Surgeons, CACS, and the Task Force for Coronary Heart Disease of the Chinese Society of Thoracic and Cardiovascular Surgery, or CSTCVS jointly developed a consensus statement on secondary prevention after coronary artery bypass surgery. The consensus states that for patients with concomitant hypertriglyceridemia following coronary artery bypass surgery, supplementation with high-purity EPA, icosapent ethyl, a unique form of EPA, instead of omega-3 polyunsaturated fatty acids blended with DHA, can be considered for secondary prevention to further reduce CV events.
•
Hypertension Study Group of the Chinese Society of Cardiology, Chinese Medical Association, published a consensus statement on the management of blood pressure and dyslipidemia in Chinese patients with hypertension. The consensus statement emphasizes the importance of blood lipid management in hypertensive patients for the prevention of ASCVD, and notes that high-dose icosapent ethyl (2g, twice per day) can reduce TG levels and the incidence of CV events “to some extent.”
•
The European Society of Cardiology, or ESC, published the ESC 2021 Guidelines on Cardiovascular Disease Prevention in Clinical Practice, which includes icosapent ethyl, VAZKEPA, as a new recommendation to address high-risk cardiovascular patients with elevated TG (135 - 499 mg/dL) despite statin treatment and lifestyle measures. The classification is a Level B recommendation, which reflects a relatively high weight of scientific evidence under ESC standards.
•
The Saudi National Diabetes Center issued the Saudi Diabetes Clinical Practice Guidelines, as a new recommendation for lipid management in patients with diabetes that icosapent ethyl has been shown to reduce cardiovascular events, including deaths, in patients with elevated TG levels.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of our patents covering the first FDA-approved use of our drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but we were unsuccessful. Most recently, on June 18, 2021, we were notified that our petition for writ of certiorari to the United States Supreme Court was denied.

On May 22, 2020, Hikma received U.S. FDA approval to market its generic versions of VASCEPA for the MARINE indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier ANDA litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021 we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. We intend to vigorously pursue these ongoing litigation matters, but cannot predict the outcomes or the impact on our business.

On August 10, 2020, Dr. Reddy's received U.S. FDA approval to market its generic version for the original indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc.'s, or Teva's, ANDA was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA.

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaborations with third-party companies that compensate us for such supply and in the United States and Germany where the drug is promoted and sold by us. Subject to commercial launches in additional countries within Europe and approval in China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic version of VASCEPA is pending outside the United States.

Commercialization

United States

We commenced the commercial launch of VASCEPA in the United States in January 2013 based on the MARINE indication for VASCEPA. In October 2016, in addition to the original 1-gram capsule size for VASCEPA, we introduced a smaller 0.5-gram capsule size. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day, and as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsule. VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers.

Based on monthly compilations of data provided by a third party, Symphony Health, the estimated number of normalized total VASCEPA prescriptions in the U.S. for the three months ended September 30, 2021 and 2020 was approximately 1,074,000 and 1,167,000, respectively, whereas the estimated number of normalized total prescriptions for icosapent ethyl were 1,289,000 and 1,167,000 for the same periods, respectively. According to data from another third party, IQVIA, the estimated number of normalized total VASCEPA prescriptions for the three months ended September 30, 2021 and 2020 was approximately 1,014,000 and 1,072,000, respectively, whereas the estimated number of normalized total prescriptions for icosapent ethyl were 1,214,000 and 1,072,000 for the same periods, respectively. Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

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

We have continued to monitor the effect of COVID-19 and its impact on patient visits to doctors. Our level and type of promotion has varied during the pandemic based on the determination of whether the cost was justified in light of COVID-19's impact at a given time. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19, however, we cannot accurately predict when this resumption in visits to doctors will occur and, because many patients have multiple medical issues, we cannot predict the degree to which healthcare professionals will be proactive in seeking to reduce cardiovascular risk in at-risk patients when these patients resume visiting their doctors. The timing is likely to vary by geography. We resumed on a very limited basis, a direct-to-patient campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. In June 2021, we launched an educational campaign, It's Clear to Me Now, to help physicians and patients learn more about the differentiation between VASCEPA and fenofibrates for CV risk reduction. The differentiation is important for physicians and patients as the U.S. FDA removed use with statins for CV risk reduction from the fenofibrates' label based on a failed CV risk outcomes trial. In September 2021, to accelerate growth of VASCEPA in the United States, we announced our new Go-to-Market strategy which contains three key strategic priorities:

•
Expanding healthcare provider engagement: Our omnichannel approach which is designed to enhance our reach to healthcare professionals, and aims to target a far greater number of the almost 700,000 statin prescribers through high frequency, and tailored messaging regarding the significant benefits of VASCEPA for CV risk reduction. We plan to optimize our U.S. field force and focus on the most productive territories. As a result, we reduced our U.S. field force to approximately 300 sales representatives who will remain a critical part of the commercial strategy going forward.
•
Enhancing managed care access: We plan to continue working with payers in an effort to enhance our managed care position and further remove barriers to VASCEPA prescriptions to ensure that patients in need of CV risk reduction receive proper therapy. Importantly, several large Commercial and Medicare Part D payers currently cover VASCEPA as the exclusive icosapent ethyl product due to its cost-effectiveness.
•
Optimizing VASCEPA prescriptions for CV risk reduction: Branded VASCEPA remains the only available U.S. FDA approved icosapent ethyl medication for CV risk reduction. To prevent improper generic substitution for this indication, we continue to aggressively educate critical stakeholders in the prescribing continuum to ensure proper fulfillment at each step. Additionally, we are evaluating various innovative solutions designed to better manage prescriptions for CV risk reduction.

As COVID-19 protocols ease and ordinary course activities continue to resume, we will continue to adjust our promotional initiatives accordingly, including pursuit of increased face-to-face interactions with healthcare professionals and expanding various forms of direct-to-patient promotion.

Europe

On September 1, 2021 VAZKEPA was made available in Germany and was included in the country's electronic prescribing system as of October 1, 2021. The commercial launch in Germany was accompanied by a scientific conference in Berlin titled, “New therapeutic strategies for residual CV risk management,” which highlighted the scientific underpinnings and clinical benefits of VASCEPA/VAZKEPA in reducing cardiovascular risk. We are building a digitally native commercial model balancing optimally digital and face to face approach for more impact and cost efficiency, which will also be utilized as other countries throughout Europe are launched.

In order to launch impactfully in other countries throughout Europe we are building a core team of experienced professionals and a highly capable commercial team involved with pre-launch planning and other commercial preparation activities and are leveraging third-party relationships for various support activities. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies as compared to the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States.

We have been active in preparing for reimbursement negotiations and have filed ten dossiers in European countries, including all of the largest countries in Europe, and expect to file additional dossiers in Europe and other select parts of the world in the coming months. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as

Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe.

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

Based on our current understanding of the biological effects of a COVID-19 infection, including that patients at high risk of cardiovascular disease are at higher risk of mortality and severe effects from a COVID-19 infection, and based on data related to the mechanism of action and effects of VASCEPA in lowering cardiovascular risk in certain high-risk patients, we believe that VASCEPA could play a beneficial clinical role in helping patients infected by the virus. We are currently supporting investigator initiated studies by providing study drug product and limited financial support to investigators in multiple pilot studies designed to better understand the potential of VASCEPA and its potentially beneficial role. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the first study of VASCEPA in COVID-19 infected outpatients, CardioLink-9. On August 31, 2021, we announced topline results of PREPARE-IT 1, which did not meet the primary and/or other endpoints studied. If the results of the other pilot studies are positive, we will evaluate whether additional studies will be appropriate. The clinical effects of VASCEPA are multi-factorial. Multiple mechanisms of action associated with VASCEPA from clinical and mechanistic studies support the rationale to study its effects in patients with the COVID-19 infection. Additional postulated mechanisms that might play a role in the use of VASCEPA in the patients infected with COVID-19 include potential antiviral/antimicrobial effects, fibrosis and cardiac damage mitigation in animal models and anti-inflammatory effects (acute) in pulmonary/lung tissue.

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

Impact of COVID-19

As of September 30, 2021, according to CDC data, approximately 56% of the U.S. population has been fully vaccinated and approximately 65% of the U.S. population has received at least one dose of a vaccine. While according to CDC data, the populations vaccination rate has increased and the number of new cases has decreased since the beginning of 2021, we continue to monitor and evaluate the pandemic’s effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. Given the uncertainties regarding the scope, duration and impact of COVID-19 on our sales, supply, research and development efforts and operations, and on the operations of our customers, suppliers, distributors, other partners and patients, COVID-19 has impacted our current performance and continues to represent a risk to our future performance.

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

In the United States, in July 2020 we launched our first television-based promotion of VASCEPA emphasizing that it is the first and only U.S. FDA approved drug for the cardiovascular risk reduction indication. In September 2020, we launched a new, nationwide television advertisement campaign in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA judging that the cost was not sufficiently justified. We resumed a limited direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19. As more of the population is vaccinated, COVID-19 protocols have eased and ordinary course activities have begun to resume, and as such we will seek to adjust our promotional initiatives accordingly, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-patient promotion.

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

Management Succession Plans

As announced in April 2021, effective August 1, 2021, John Thero retired from his positions as President and Chief Executive Officer and member of the Board of Directors and is now providing phased transitional and consulting services to us. Effective August 1, 2021, the Board of Directors appointed Karim Mikhail, previously our Senior Vice President, Commercial Head Europe, to succeed Mr. Thero as our President and Chief Executive Officer, as well as, a member of the Board of Directors. In addition, we have announced the appointment of Laurent Abuaf as our new Senior Vice President, and President of Europe to fill the opening left by Mr. Mikhail's promotion. Effective August 1, 2021, Joseph Kennedy has retired from his position of Executive Vice President and General Counsel. Our search to hire a new General Counsel has been completed with Jason Marks joining the Company in August 2021, in the role of Senior Vice President and Chief Legal Officer with Mr. Kennedy supporting this transition and providing consulting support on certain legal matters.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, or collectively, our distributors or our customers, who resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the distributor. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. During the quarters ended September 30, 2021 and 2020, our Product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended for offset for a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both of the quarters ended September 30, 2021 and 2020 was up to $150 per 30-day prescription filled and up to $450 per 90-day prescription filled.

Outside of the United States, currently the majority of our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from product sales to our international commercial partners are recognized when the commercial partners obtain control of our product, which occurs at a point in time, typically upon delivery to the commercial partner. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly. Currently the majority of our product revenue is derived from direct sales of VASCEPA in the United States.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our September 2021 Go-to-Market strategy implementation, which consists of severance pay, incentive compensation, insurance expense and stock compensation expense.

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

Income tax (provision) benefit. Income tax (provision) benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the third quarters of 2021 and 2020 are not more likely than not to be realized. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies, significant judgments and estimates during the three and nine months ended September 30, 2021 and 2020.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and September 30, 2020

Total revenue, net. We recorded total revenue, net, of $142.0 million and $156.5 million during the three months ended September 30, 2021 and 2020, respectively, a decrease of $14.5 million, or 9%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in Germany and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $13.9 million decrease in U.S. net product revenue and a $0.7 million decrease in licensing and royalty revenue, offset by an increase of $0.2 million in net product revenue from sales of VASCEPA outside of the United States.

Product revenue, net. We recorded product revenue, net, of $141.4 million and $155.2 million during the three months ended September 30, 2021 and 2020, respectively, a decrease of $13.7 million, or 9%.

This decrease was driven primarily by volume of VASCEPA sales to our customers in the United States. Inclusive of generic icosapent ethyl, based on prescription levels reported by Symphony Health, the icosapent ethyl market increased for the three months ended September 30, 2021 by 11% as compared to the three months ended September 30, 2020. Based on available data from Symphony Health, generic prescriptions of icosapent ethyl in the three months ended September 30, 2021 were approximately 17% of the total icosapent ethyl prescriptions, which includes the second generic entrant into the market, Dr. Reddy's, late in the second quarter providing additional generic supply, further impacting the volume of branded sales in the three months ended September 30, 2021. The decrease in product revenue is partially offset by a slight increase in international sales, which totaled $0.7 million and $0.5 million, for the three months ended September 30, 2021 and 2020, respectively, as a result of the commercial launch of VAZKEPA in Germany at the end of the third quarter of 2021.

We will continue to monitor the generic prescription market in the U.S. and will vigorously protect our cardiovascular risk reduction patents, as deemed appropriate. In addition, based on available information, we believe that a significant number of icosapent ethyl prescriptions in the U.S. have gone unfilled in the three months ended September 30, 2021, due to general market disruption of order fulfillment processes. These processes at the pharmacy level have favored generic products in that in anticipation of receiving generic supply, in certain circumstances pharmacists have opted to wait to fill prescriptions with generic product by ordering product for later fulfillment. In the case of icosapent ethyl, in many U.S. markets generic product has been delayed or unavailable. In addition, we have heard multiple reports of patients finding that the generic product is more expensive than they have historically paid for the branded product resulting in their refusal to fill their prescriptions.

Despite the generic competition in the U.S., we remain confident that the patient need for VASCEPA is high and we believe that our new U.S. Go-to-Market strategy, announced on September 22, 2021, will combat the limitations in access to healthcare providers for face-to-face interactions caused by COVID-19, and accelerate prescription growth of VASCEPA by focusing on expanding engagement with healthcare professionals through a new omnichannel platform, enhancing managed care access and optimizing VASCEPA prescriptions for cardiovascular risk reduction. As a result of the uncertainty of the extent of COVID-19, the impact of generic competition and challenges for most drugs seeking market access in Europe, a process we were only able to formally commence following product approval in March 2021, we are not providing revenue guidance at this time. We will consider resuming revenue guidance when there is greater clarity on the impact of these items.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended September 30, 2021 and 2020 was $0.6 million and $1.3 million, respectively, a decrease of $0.7 million, or 54%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

As part of our licensing agreements covering certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended September 30, 2021 and 2020 was $30.2 million and $33.1 million, respectively, a decrease of $2.9 million, or 9%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2021 and 2020 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2021 to be similar to or modestly lower than 2020. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended September 30, 2021 and 2020 was 79%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2021 and 2020 was $103.0 million and $120.2 million, respectively, a decrease of $17.2 million, or 14%. Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 are summarized in the table below:

	Three months ended September 30,
In thousands	2021	2020
Selling expense (1)	$67,895	$93,635
General and administrative expense (2)	25,828	16,606
Non-cash stock-based compensation expense (3)	9,242	9,923
Total selling, general and administrative expense	$102,965	$120,164

(1)
Selling expense for the three months ended September 30, 2021 and 2020 was $67.9 million and $93.6 million, respectively, a decrease of $25.7 million, or 27%. This decrease is primarily due to a decrease in marketing and direct-to-consumer promotions in the three months ended September 30, 2021 resulting from two television campaigns being launched during the three months ended September 30, 2020.
(2)
General and administrative expense for the three months ended September 30, 2021 and 2020 was $25.8 million and $16.6 million, respectively, an increase of $9.2 million, or 56%. This increase is primarily due to increased personnel costs related to the expansion into Europe, as well as increased legal fees related to the ongoing patent infringement litigation during the three months ended September 30, 2021.
(3)
Non-cash stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $9.2 million and $9.9 million, respectively, a decrease of $0.7 million, or 7%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is primarily due to the reversal of expense associated with the reduction in U.S. field force.

We anticipate our selling, general and administrative expenses to increase throughout 2021 primarily due to the costs associated with VAZKEPA commercial launch in Germany and subject to market access, launching VAZKEPA in one or more additional countries in Europe during 2021. We are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis. As we work to increase revenue from VASCEPA, we continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and generic competition.

Research and development expense. Research and development expense for the three months ended September 30, 2021 and 2020 was $7.8 million and $10.2 million, respectively, a decrease of $2.4 million, or 23%. Research and development expenses for the three months ended September 30, 2021 and 2020 are summarized in the table below:

	Three months ended September 30,
In thousands	2021	2020
REDUCE-IT study (1)	$937	$2,230
Regulatory filing fees and expenses (2)	273	801
Internal staffing, overhead and other (3)	5,420	5,513
Research and development expense, excluding non-cash expense	6,630	8,544
Non-cash stock-based compensation expense (4)	1,190	1,660
Total research and development expense	$7,820	$10,204
(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended September 30, 2021 and 2020 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
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

Restructuring expense. Restructuring expense for the three months ended September 30, 2021 and 2020 was $14.1 million and nil, respectively, an increase of $14.1 million or 100%. The increase is due to the launch of the new Go-to-Market strategy announced on September 22, 2021, which included the reduction of our U.S. field force to approximately 300 sales professionals. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Net interest income for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.5 million, respectively, a decrease of $0.4 million, or 70%. Net interest income for the three months ended September 30, 2021 and 2020 is summarized in the table below:

	Three months ended September 30,
In thousands	2021	2020
Debt from royalty-bearing instrument (1):
Cash interest	$—	$(273)
Non-cash interest	—	(112)
Total debt from royalty-bearing instrument interest expense	—	(385)
Other interest expense	(393)	(76)
Total interest expense	(393)	(461)
Interest income (2)	556	1,010
Total interest income, net	$163	$549

(1)
Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the three months ended September 30, 2021 and 2020 was nil and $0.4 million, respectively. In November 2020, the Company made the final payment on its royalty-bearing instrument and, as a result, no interest from this instrument was recorded in 2021.
(2)
Interest income for the three months ended September 30, 2021 and 2020 was $0.6 million and $1.0 million, respectively. Interest income represents income earned on cash and investment balances. The decrease is primarily due to a decrease in the Company's cash and short-term and long-term investments.

Other expense, net. Other expense, net, for the three months ended September 30, 2021 and 2020 was expense of $57 thousand and income of $33 thousand, respectively. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Income tax (provision) benefit. Income tax (provision) benefit for the three months ended September 30, 2021 and 2020 was a provision of $0.2 million and $0.4 million, respectively. The provision for the three months ended September 30, 2021 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020

Total revenue, net. We recorded total revenue, net, of $438.7 million and $446.8 million during the nine months ended September 30, 2021 and 2020, respectively, a decrease of $8.1 million, or 2%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in Germany and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $7.4 million decrease from net product revenue from sales of VASCEPA outside of the United States and a $3.6 million decrease in licensing and royalty revenue offset by a $2.9 million increase in U.S. net product revenue.

Product revenue, net. We recorded product revenue, net, of $436.6 million and $441.1 million during the nine months ended September 30, 2021 and 2020, respectively, a decrease of $4.5 million, or 1%.

This decrease was driven primarily by volume of VASCEPA sales to our customers in the United States, which was adversely impacted by effectively one fewer week of shipments in the nine months ended 2021 as compared to the same period in 2020, generic availability in the U.S., as well as timing of sales outside the U.S, as further described below.

•
Fewer weeks – Due to the timing of orders placed by customers and related receipts, there was effectively one fewer week of product shipments, 13 weeks, in the first quarter of 2021 compared to 14 weeks in the first quarter of 2020, with the additional week of revenue in the first quarter of 2020 representing approximately $10.8 million. Excluding the additional week of revenue, U.S. net product revenue during the nine months ended September 30, 2021 increased by 2.9% as compared to during the nine months ended September 30, 2020 primarily due to increased volume of VASCEPA sales to customers in the United States. Additionally, in the United States, net pricing of VASCEPA remained consistent, with increased coverage from payers in 2021.
•
Generics – Inclusive of generic icosapent ethyl, and excluding the impact of the other effects listed herein, based on prescription levels reported by Symphony Health the icosapent ethyl market, in the U.S., increased for the nine months ended September 30, 2021 by 11% as compared to the nine months ended September 30, 2020. Based on available data from Symphony Health, generic prescriptions of icosapent ethyl in the nine months ended September 30, 2021 were approximately 13% of total icosapent ethyl prescriptions, with branded VASCEPA prescriptions representing the other U.S.

icosapent ethyl prescriptions. In addition, based on available information we believe that a significant number of icosapent ethyl prescriptions have gone unfilled in the nine months ended September 30, 2021, due to general market disruption of order fulfillment processes. These processes at the pharmacy level have favored generic products in that in anticipation of receiving generic supply, in certain circumstances pharmacists have opted to wait to fill prescriptions with generic product by ordering product for later fulfillment. In the case of icosapent ethyl, in many markets generic product has been delayed or unavailable. In addition, we have heard multiple reports of patients finding that the generic product is more expensive than they have historically paid for the branded product resulting in their refusal to refill their prescriptions.
•
International sales – Further contributing to the decrease in net product revenue during the nine months ended September 30, 2021 was a decline in net product revenue recognized from VASCEPA sales outside of the United States, which includes approximately $0.2 million in net product revenue related to the commercial launch of VAZKEPA in Germany at the end of the third quarter of 2021. We recognized net product revenue of $1.5 million during the nine months ended September 30, 2021 as compared to $9.0 million during the nine months ended September 30, 2020, primarily as a result of an initial order to ensure availability of adequate product supply for the launch of VASCEPA in Canada. VASCEPA promotion and use outside of the United States has also been limited by the impact of the COVID-19 pandemic.

Despite the generic competition in the U.S., we remain confident that the patient need for VASCEPA is high and we believe that our new U.S. Go-to-Market strategy, announced on September 22, 2021, will combat the limitations in access to healthcare providers for face-to-face interactions caused by COVID-19, and accelerate prescription growth of VASCEPA by focusing on expanding engagement with healthcare professionals through a new omnichannel platform, enhancing managed care access and optimizing VASCEPA prescriptions for cardiovascular risk reduction. As a result of the uncertainty of the extent of COVID-19, the impact of generic competition and challenges for most drugs seeking market access in Europe, a process we were only able to formally commence following product approval in March 2021, we are not providing revenue guidance at this time. We will consider resuming revenue guidance when there is greater clarity on the impact of these issues.

Licensing and royalty revenue. Licensing and royalty revenue during the nine months ended September 30, 2021 and 2020 was $2.1 million and $5.7 million, respectively, a decrease of $3.6 million, or 63%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the nine months ended September 30, 2021 and 2020 was $90.7 million and $96.7 million, respectively, a decrease of $6.0 million, or 6%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2021 and 2020 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2021 to be similar to or modestly lower than 2020. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the nine months ended September 30, 2021 and 2020 was 79% and 78%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2021 and 2020 was $316.0 million and $346.5 million, respectively, a decrease of $30.5 million, or 9%. Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 are summarized in the table below:

	Nine months ended September 30,
In thousands	2021	2020
Selling expense (1)	$207,418	$260,694
General and administrative expense (2)	84,582	56,500
Non-cash stock-based compensation expense (3)	23,966	29,302
Total selling, general and administrative expense	$315,966	$346,496

(1)
Selling expense for the nine months ended September 30, 2021 and 2020 was $207.4 million and $260.7 million, respectively, a decrease of $53.3 million, or 20%. This decrease is primarily due to a decrease in marketing and direct-to-consumer promotions in the early part of 2021, as a result of the impact of COVID-19 and our focus on improving the profitability of our operations in the United States. The decrease includes reduced promotional initiatives, reduced travel and intentionally slowing the hiring of replacements for our open positions which resulted from ordinary turnover.
(2)
General and administrative expense for the nine months ended September 30, 2021 and 2020 was $84.6 million and $56.5 million, respectively, an increase of $28.1 million, or 50%. This increase is primarily due to increased personnel costs related to preparing for and commencing expansion into Europe.
(3)
Non-cash stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $24.0 million and $29.3 million, respectively, a decrease of $5.3 million, or 18%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe and the reversal of expense associated with the reduction in U.S. field force.

We anticipate our selling, general and administrative expenses to increase throughout 2021 primarily due to the costs associated with VAZKEPA commercial launch in Germany and subject to market access, launching VAZKEPA in one or more additional countries in Europe during 2021. We are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis. As we work to increase revenue from VASCEPA, we continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and generic competition.

Research and development expense. Research and development expense for the nine months ended September 30, 2021 and 2020 was $23.6 million and $30.5 million, respectively, a decrease of $6.9 million, or 23%. Research and development expenses for the nine months ended September 30, 2021 and 2020 are summarized in the table below:

	Nine months ended September 30,
In thousands	2021	2020
REDUCE-IT study (1)	$3,006	$9,443
Regulatory filing fees and expenses (2)	898	1,983
Internal staffing, overhead and other (3)	16,780	14,020
Research and development expense, excluding non-cash expense	20,684	25,446
Non-cash stock-based compensation expense (4)	2,870	5,004
Total research and development expense	$23,554	$30,450

(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended September 30, 2021 and 2020 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
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

Restructuring expense. Restructuring expense for the nine months ended September 30, 2021 and 2020 was $14.1 million and nil, respectively, an increase of $14.1 million or 100%. The increase is due to the launch of the new Go-to-Market strategy announced on September 22, 2021, which included the reduction of our U.S. field force to approximately 300 sales professionals. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Net interest income for the nine months ended September 30, 2021 and 2020 was $0.9 million and $1.9 million, respectively, a decrease of $1.0 million, or 52%. Net interest income for the nine months ended September 30, 2021 and 2020 is summarized in the table below:

	Nine months ended September 30,
In thousands	2021	2020
Debt from royalty-bearing instrument (1):
Cash interest	$—	$(1,533)
Non-cash interest	—	(602)
Total debt from royalty-bearing instrument interest expense	—	(2,135)
Other interest expense	(477)	(307)
Total interest expense	(477)	(2,442)
Interest income (2)	1,396	4,350
Total interest income, net	$919	$1,908

(1)
Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the nine months ended September 30, 2021 and 2020 was nil and $2.1 million, respectively. In November 2020, the Company made the final payment on its royalty-bearing instrument and, as a result, no interest from this instrument was recorded in 2021.
(2)
Interest income for the nine months ended September 30, 2021 and 2020 was $1.4 million and $4.4 million, respectively. Interest income represents income earned on cash and investment balances. The decrease is a result of COVID-19 and the related economic conditions, including a reduction in interest rates in 2021 as compared to the prior year, resulting in a decrease in interest income, as well as, a decrease in the Company's cash and short-term and long-term investment balance.

Other expense, net. Other expense, net, for the nine months ended September 30, 2021 and 2020 was expense of $390 thousand and income of $50 thousand, respectively. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Income tax (provision) benefit. Income tax (provision) benefit for the nine months ended September 30, 2021 and 2020 was a provision of $1.9 million and benefit of $1.9 million, respectively. The provision for the nine months ended September 30, 2021 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability. The income tax benefit recorded for the nine months ended September 30, 2020 related to carrybacks of net operating losses as allowed under the CARES Act.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of September 30, 2021 are in excess of $500.0 million, with no debt. Our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $226.8 million, short-term investments of $256.3 million and long-term investments of $38.8 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2021	2020
Cash (used in) provided by:
Operating activities	$(38.3)	$16.6
Investing activities	79.1	(400.6)
Financing activities	(4.9)	(53.3)
Increase (decrease) in cash and cash equivalents and restricted cash	$35.9	$(437.3)

Net cash used in operating activities during the nine months ended September 30, 2021 as compared to the net cash provided by operating activities during the same period in 2020 is primarily as a result of an increase in inventory purchases during 2021 as well as costs associated with planning for and launching commercially in Germany and planning for commercial launch in additional countries in Europe.

Net cash provided by investing activities during the nine months ended September 30, 2021 is primarily due to the proceeds from the maturity of $312.2 million in investment-grade interest bearing instruments, partially offset by $233.1 million in purchases of investment-grade interest bearing instruments as compared to the same period in 2020 where approximately $587.1 million investment-grade interest bearing instruments were purchased, partially offset by the proceeds from the maturity and sale of securities of $186.7 million.

Net cash used in financing activities during the nine months ended September 30, 2020 primarily reflects the payments made on our royalty-bearing instrument with CPPIB, with the final payment made in the fourth quarter of 2020. In December 2012, we entered into a financing agreement with BioPharma. Under this agreement, we granted to BioPharma a security interest in future receivables and all related rights to VASCEPA, in exchange for $100.0 million received at the closing of the agreement which occurred in December 2012. In December 2017, BioPharma assigned all rights under this agreement to CPPIB. In the fourth quarter of 2020, we repaid the remaining amounts outstanding of the agreed upon $150.0 million.

As of September 30, 2021, we had net accounts receivable $149.4 million and inventory of $309.3 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.4 billion as of September 30, 2021. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the impact from COVID-19 on our operations, the generic competition in the United States as a result of our ANDA litigation and commercialization of VAZKEPA in Europe. For Europe, we launched VAZKEPA in Germany in September 2021 and we commenced pre-launch planning and other commercial preparation activities, and continue to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis.

We believe that our cash and cash equivalents of $222.9 million as of September 30, 2021 together with our short-term investments of $256.3 million as of September 30, 2021, will be sufficient to fund our projected operations for at least 12 months and is adequate to achieve positive cash flow from VASCEPA, including our launch in Europe, based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space. There have been no material changes during the nine months ended September 30, 2021 to our contractual obligations as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021, or the Evaluation Date, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 includes a discussion of our current legal proceedings. Refer to Note 5 – Commitments and Contingencies in the accompanying Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further details on our legal proceedings during the nine months ended September 30, 2021.

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
•
The continued scale, scope and duration of business interruptions caused by the COVID-19 pandemic and related recovery efforts are uncertain as the impact of the pandemic continues to cause negative effects on our business.
•
Our current and planned commercialization efforts, including our recently announced Go-to-Market strategy, may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.
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

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA (icosapent ethyl) capsules, in major markets globally. In recent years and currently, much of our financial results and revenue has been dependent on our ability to execute our development and commercial strategy for VASCEPA in the United States. One generic version of VASCEPA launched in the United States in November 2020 and another launched in June 2021. We expect that VASCEPA could face more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us, applicable only in this territory. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States. We are implementing a new Go-to-Market strategy in an effort to accelerate growth of VASCEPA in the United States by shifting reliance on sales force interactions with healthcare professionals to providing managed care and prescription access through an omnichannel platform, and, in connection with this initiative, we reduced our U.S. field force to approximately 300 sales representatives. Although we believe this initiative will provide greater access to VASCEPA and ultimately result in an improved expense structure, such efforts are costly to implement, could impact employee morale and make hiring and retaining talented personnel more challenging, and may not result in all or any of the benefits we anticipate.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States. In March 2021 we announced that the European Commission, or the EC, approved the marketing authorization application for icosapent ethyl, under the brand name VAZKEPA (hereafter along with VASCEPA, collectively referred to as VASCEPA), to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. In September 2021, we launched VAZKEPA in Germany, representing our first European launch of VAZKEPA, and are in the process of obtaining pricing and reimbursement approvals for VAZKEPA in relevant jurisdictions in Europe. This process is conducted on a country-by-country basis and is time-consuming and complex. And we may not be successful in obtaining such approvals in a timely manner with acceptable terms, or at all.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several patents of ours protecting the first FDA-approved use of our drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but, we were unsuccessful.

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

Once a generic version of a drug is available in the market, the generic version is typically used in many U.S. states to fill a prescription for any use of the drug, subject, to state reimbursement laws. Although, in our case, use of generic versions of VASCEPA, whether with primarily a MARINE indication label or REDUCE-IT indication label, could be further subject to the potential for patent infringement under certain case law and subject to certain Teva and Apotex settlement agreement terms, we currently face generic competition from Hikma's and Dr. Reddy’s generic versions of VASCEPA in the United States, and could face increased competition from additional generic entrants in the near term, which could have a material and adverse impact on our revenues and our results of operations. There can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by U.S. FDA, even if such use is determined to infringe certain of our patent claims.

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

While we have been working internally and with partners to support efforts toward approvals and commercialization outside the United States in light of the REDUCE-IT results and the recent EC approval of VAZKEPA, we may be unsuccessful in expanding our global footprint. For example, we plan to launch VAZKEPA on our own in the most commercially significant markets in Europe and recently launched VAZKEPA in Germany, representing our first European launch of VAZKEPA. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•
the impact the expiration of regulatory exclusivities and entry into the market of additional generic versions of VASCEPA;
•
our inability to attract and retain adequate numbers of effective sales and marketing personnel, particularly in light of our recently announced reduction in force;
•
our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with these requirements;
•
the inability of our new sales personnel, to obtain access to or persuade adequate numbers of physicians to prescribe VASCEPA;
•
if our new Go-to-Market strategy and omnichannel approach does not provide improved managed care and prescription access, or if healthcare providers are reluctant or delayed in shifting to the omnichannel platform;
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
•
the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team and the success of our omnichannel platform;
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

* The continued scale, scope and duration of business interruptions caused by the COVID-19, pandemic are uncertain as the impact of the pandemic continues to cause negative effects on our business.

The global spread of COVID-19, has created significant volatility, uncertainty and disruption in healthcare, social, supply and economic infrastructures. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

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
•
disruptions in regulatory oversight and actions if regulators and industry professionals continue to expend significant and unexpected resources addressing COVID-19;
•
the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system becomes overly strained;
•
the ability of regulators to complete inspections and reviews of operations and applications, respectively, in a timely manner; and
•
any further, prolonged or reinstated closures of our and our partners’ offices, operations and facilities impeding our ability to work together as a company and with our business and healthcare partners.

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel had the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance. In the fourth quarter of 2020 and in early 2021, the impact of COVID-19 worsened in some parts of the United States, with some healthcare professionals again limiting access to face-to-face interactions. Additionally although we have started to see signs of recovery in light of the availability of vaccines during the second and third quarters, the number of patient visits to doctors’ offices and patients undergoing blood testing remains down considerably from pre-COVID-19 levels. These circumstances vary geographically and vary over time, with continued risk of resurgences in COVID-19 cases, and reinstitution of protocols, in various geographies and as the efficacy of the vaccine on various strains remains uncertain. We hope to be able to maintain our substantial resumption of our business efforts, however, given the dynamics related to COVID-19, there can be no assurance that this will be the case. While we have supplemented these face-to-face interactions with virtual outreach and our omnichannel platform, these efforts may not be as impactful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

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
•
safety considerations and risk/benefit considerations (such as those related to adverse events, including bleeding and atrial fibrillation generally and in different sub-populations);
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

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the CardioLink-9 Trial, the first results of a study of VASCEPA in COVID-19 infected outpatients. Results from the investigator initiated study in Argentina called PREPARE-IT-1 were presented by the lead trial investigator at the European Society of Cardiology on August 29, 2021 and the results did not meet the primary and/or other endpoints studied. Results from the other investigational studies are expected over the next year.

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

If we are not successful in maintaining a sales force that is rightsized for our efforts to market and sell VASCEPA in the United States, including in light of our new Go-to-Market strategy, including our omnichannel approach and reduced sales force, our anticipated revenues or our expenses could be materially and negatively affected, and we may not obtain profitability, may need to cut back on research and development activities or implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

Although substantially all of our sales force personnel have the ability to resume face-to-face customer interactions in a manner consistent with state and local guidance, given the dynamics related to COVID-19, there can be no assurance that/as to when we will be able to substantially resume and sustain our business efforts. While we have supplemented these face-to-face interactions with virtual outreach, including our omnichannel platform, these efforts may not be as successful as traditional, in-person interactions. Specifically, access to healthcare professionals through digital or other channels, may not be as productive as in-person interactions. In the United States, in July 2020 we launched our first ever direct-to-consumer promotional campaign regarding VASCEPA demonstrating results in lowering cardiovascular risk in patients with persistent cardiovascular risk in high risk patients. In September 2020, we launched a new, nationwide television advertisement campaign in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA as we determined that the cost was not sufficiently justified in light of the COVID-19 pandemic on patient visits to doctors. We resumed a limited direct-to-consumer campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. In June 2021, we launched an educational campaign, It's Clear to Me Now, to help physicians and patients learn more about the differentiation between VASCEPA and fenofibrates for CV risk reduction. There can be no assurance that the efforts described above will have the intended positive increase in patients asking their healthcare providers regarding VASCEPA or that prescription rates for VASCEPA will increase in the near future or at all from such efforts. Data on increased product usage from similar promotion of other products suggests that the impact of television-based promotion can be positive and sustained but is rarely immediate in its effect. After assessing the scope, timing and pricing of generic competition, we may also decide to contract our VASCEPA promotional efforts.

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

Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With a generic version of VASCEPA launched by Hikma in November 2020 and by Dr. Reddy's in June 2021 and with further generic competition anticipated, it may not be viable for us to invest in market education to grow the United States market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

Woodward Pharma Services LLC currently sells Lovaza®, which it acquired from GlaxoSmithKline plc in Q3 2021. Lovaza® a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, was approved by U.S. FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

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

Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver, lung, and metabolic system, including hypertriglyceridemia and cardiovascular risk reduction, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, chronic obstructive pulmonary disease, or COPD, and planned for hypertriglyceridemia and Type 2 diabetes (TRIAGE), in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation. In August 2020, Afimmune reported Phase 2a study results of epeleuton in patients with NAFLD. Although epeleuton failed to meet the primary endpoint to demonstrate effects on liver enzyme elevation, it demonstrated significant reduction of triglycerides, HbA1c and potential for CV risk reduction. In September 2020, Afimmune announced the start of TRIglyceride And Glucose control with Epeleuton in Metabolic Syndrome Patients, or TRIAGE, a Phase IIb study of epeleuton in patients with high triglycerides and type 2 diabetes to assess the safety and efficacy of orally administered epeleuton capsules vs placebo in the treatment of hypertriglyceridemia and type 2 diabetes. Results are expected in the third quarter of 2022.

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

On July 9, 2021, President Biden issued an executive order directing the U.S. FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. In response, the U.S. FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation Model, or the MFN Model, under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, on August 6, 2021, CMS announced a proposed rule to rescind the MFN Model. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and regulations similar to the MFN Model, or if the MFN Model is reinstated, may materially and adversely affect the price we receive for any of our products and product candidates. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the State of California enacted legislation that requires notice for exceeding specified limits on annual drug price increases and other legislation that seeks to limit the use of co-pay cards in certain situations.

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

* As we continue to build our infrastructure for commercializing VASCEPA, we may encounter difficulties in managing our growth and expanding, or streamlining, our operations successfully.

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time-consuming. As a result of the COVID-19 pandemic and the related social distancing, in March 2020, we suspended face-to-face interactions between our sales representatives and healthcare professionals. We resumed on a limited basis field-based, face-to-face interactions with healthcare providers beginning in June 2020. During the late part of the summer of 2020, substantially all of our field force personnel were able to resume face-to-face customer interactions in a manner consistent with guidelines from local, state and government health officials in the United States. In the fourth quarter of 2020 and in early 2021, the impact of COVID-19 worsened in some parts of the United States, with some physicians again limiting access to face-to-face interactions with our field force personnel. We are implementing a new Go-to-Market strategy in an effort to accelerate growth of VASCEPA in the United States by shifting reliance on sales force interactions with healthcare professionals to providing managed care and prescription access through an omnichannel platform. Accordingly, we have intentionally slowed the hiring of replacements for our open positions which resulted from ordinary turnover and as announced on September 22, 2021 we have reduced our U.S. field force to approximately 300 sales representatives. As we observe the results of the new Go-to-Market strategy and witness our sales representatives increasingly able to resume direct interactions with healthcare professionals, we will continue to evaluate our needs and, including the need to fill open positions, or expand or further streamline our sales force, as appropriate to meet our business needs. Our sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States and is not large enough to call upon all physicians.

In addition to sales force reductions and the shift to omnichannel in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. For example, in Europe we commenced 2021 with approximately 50 professionals involved in pre-approval and pre-launch planning and other commercial preparation activities, with plans to continue to expand our European staff as deemed appropriate on a country by country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by ongoing or reinstated COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct commercialization of VASCEPA in the United States and VAZKEPA in Europe. We are also committed to providing supply to our commercial partners and distributors in Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. And, lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance, for example, prior to commercial launch in China and in various European countries. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, potentially the qualifications of new suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion, with certain of these expansion plans delayed due to COVID-19 and other market uncertainties. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. Similarly, the EMA has not initially approved use of each of our suppliers used for VASCEPA in the United States for VAZKEPA in the EU. While we believe that we have sufficient supply of VAZKEPA to support our initial launch plans in Europe, our supply in Europe will be limited until additional suppliers are qualified which qualifications may be delayed by COVID-19 and our exposure to manufacturing issues with our approved suppliers for the EU is less mitigated than is our objective by having more suppliers qualified. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for VASCEPA.

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

Furthermore, the U.S. FDA and foreign regulatory agencies require that we be able to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis, including demonstrated product stability, and document our ability to do so. This requirement is referred to as process validation. Process validation includes stability testing, measurement of impurities and testing of other product specifications by validated test methods. If the U.S. FDA does not consider the result of the process validation or required testing to be satisfactory, the commercial supply of VASCEPA may be delayed, or we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. In December 2017, Edding commenced a pivotal clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China near the end of 2021. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude near the end of 2021. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted if the coronavirus pandemic continues or spreads, and if resources by regulators and industry professionals continue to be diverted to address the prolonged coronavirus outbreak. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

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

Our efforts to launch VAZKEPA on our own in Europe is a complex undertaking for a company that, other than our recent launch of VAZKEPA in Germany in September 2021, has not launched a product in Europe and could be subject to significant risks of execution to our successful development and revenue generation of VAZKEPA in Europe. While various of our suppliers have been inspected and we do not anticipate supply availability limiting our launch in Europe, COVID-19 has limited the ability of suppliers to be inspected and not all of our suppliers have completed all of the requirements of the European regulatory authorities.

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
•
the federal civil and criminal false claims laws and civil monetary penalties laws, including the FCA, which prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making or using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “case” the submission of false or fraudulent claims. Recently, several pharmaceutical and other healthcare companies have been investigated or faced enforcement actions under the FCA for a variety of alleged improper marketing activities, including allegations that they caused false claims to be submitted because of the company’s marketing of the product for unapproved, and thus allegedly non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. A claim that includes items or services resulting from a violations of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
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
•
federal governmental price reporting laws, which require the calculation and reporting of complex pricing metrics in an accurate and timely manner to government programs;
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

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 117 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 120 allowed and issued applications include the following:

•
one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•
59 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•
26 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
•
three additional U.S. patents directed to a pharmaceutical composition comprised of free fatty acids with a term that expires in 2030;
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

We are also pursuing patent applications related to VASCEPA in multiple jurisdictions outside the United States. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada (until the end of 2027), in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. The EC approval provides ten years of market protection in the EU. Furthermore, patent protection in Europe includes:

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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure and sales force, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. In the third quarter of 2021, John Thero and Joseph Kennedy, our President and Chief Executive Officer, and our Executive Vice President and General Counsel, respectively, retired and we welcomed Karim Mikhail, previously our Senior Vice President, Commercial Head Europe and Jason Marks as our new President and Chief Executive Officer and our new Senior Vice President and Chief Legal Officer, respectively. Although these transitions have been smooth, any such changes to senior management can be disruptive to operations, including by distracting management from our core business and effective employee productivity. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts, particularly on a global scale, we may experience increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we prepare for commercialization in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, employees are increasingly being recruited by other companies. While our business priorities emphasize continued promotion of VASCEPA in the United States, the current and potential threat of generic competition can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract and retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 27%, 37%, and 28%, respectively, of gross product sales for the three and nine months ended September 30, 2021 and 2020, and represented 34%, 37%, and 21%, respectively, of the gross accounts receivable balance as of September 30, 2021. Customers A, B, and C accounted for 25%, 37%, and 30%, respectively, of gross product sales for the nine months ended September 30, 2020, and represented 37%, 32%, and 25%, respectively, of the gross accounts receivable balance as of September 30, 2020. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2020, 2019, and 2018, we reported losses of approximately $18.0 million, $22.6 million, and $116.4 million, and we had an accumulated deficit as of December 31, 2020 of $1.4 billion. For the three months ended September 30, 2021 and 2020, we reported losses of approximately $13.2 million and $6.8 million, respectively, and we had an accumulated deficit as of September 30, 2021 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

•
the recent and potential launches of additional generic versions of VASCEPA;
•
continued and prolonged disruption to our business, or delays in resuming normal business activities, or reinstating restrictions after protocols have been lifted, from the COVID-19 pandemic;
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
•
the timing, cost and level of investment in our sales and marketing efforts to support VASCEPA sales, including our recently announced Go-to-Market strategy, and the resulting effectiveness of those efforts;
•
disruptions or delays in our or our partners’ commercial or development activities, including as a result of political instability, civil unrest, terrorism, pandemics or other natural disasters, such as the coronavirus outbreak;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $222.9 million and short-term investment balance of $256.3 million as of September 30, 2021 will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional activities from approval by the U.S. FDA for the new indication and expanded label and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

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

As of October 29, 2021, we had 395,825,887 common shares outstanding including 395,629,060 shares held as ADSs and 196,827 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and EEA and these operations and clinical activities could be disrupted by the ongoing effects of Brexit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2021 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - 31, 2021	44,282	$4.19
August 1 - 31, 2021	81,453	4.98
September 1 - 30, 2021	-	$-
Total	125,735	$4.70

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Employment Agreement between Jason Marks and Amarin Corporation plc, dated July 19, 2021	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: November 3, 2021