Form 10-K
period 2021-12-31
AMARIN CORP PLC\UK
filed 2022-03-01
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to section 12(g) of the Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $1,710.3 million, based upon the closing price on the NASDAQ Global Market reported for such date.

396,737,811 shares were outstanding as of February 25, 2022, including 396,540,984 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 196,827 Ordinary Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding the progress and timing of our clinical programs, regulatory filings and commercialization activities, and the potential clinical benefits, safety and market potential of our product candidates, as well as more general statements regarding our expectations for future financial and operational performance, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. These statements include but are not limited to statements regarding the commercial success of and benefits and market opportunity for VASCEPA (brand name VAZKEPA in Europe but predominately referenced in this document by its brand name in the United States and other countries where it is approved, VASCEPA or icosapent ethyl) and factors that can affect such success; plans to obtain regulatory approvals and favorable market access and pricing in several jurisdictions, to expand promotion of VASCEPA and statements regarding cost and pricing of VASCEPA and other treatments; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or U.S. FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures.

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

Item 1. Business

References in this Annual Report on Form 10-K to “Amarin,” the “Company,” “we,” “our” and “us” refer to Amarin Corporation plc and its subsidiaries, on a consolidated basis, unless otherwise indicated.

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our lead product, VASCEPA® (icosapent ethyl) was first approved by the United States Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication. We launched VASCEPA in the United States, or U.S., in January 2013. On December 13, 2019 the U.S. FDA approved another indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or the EU, for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On September 13, 2021, we launched VAZKEPA in Germany, representing our first European launch. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the Brexit transition period.

VASCEPA is currently available by prescription in the U.S., Germany, Canada, Lebanon and the United Arab Emirates. We are responsible for supplying VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. Subject to commercial launches in additional countries within Europe and approval in China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below. No similar litigation involving potential generic version of VASCEPA is pending outside the United States.

United States

We commenced the commercial launch of VASCEPA in the United States in January 2013 based on the MARINE indication for VASCEPA. In October 2016, in addition to the original 1-gram capsule size for VASCEPA, we introduced a smaller 0.5-gram capsule size. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day, and as expected, the majority of new and existing patients taking VASCEPA continue to be prescribed the 1-gram size VASCEPA capsule. VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers.

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

Since commercial launch of VASCEPA in January 2013, we had promoted VASCEPA based on the MARINE clinical trial data as reflected in the first U.S. FDA-approved label for VASCEPA. In August 2015, we and our co-promotion partner began communicating promotional information beyond MARINE clinical trial data to targeted healthcare professionals. Such qualified communications were made pursuant to the August 7, 2015 federal district court declaration and related March 2016 settlement allowing truthful and non-misleading promotion of the U.S. FDA-reviewed and agreed effects of VASCEPA demonstrated in the ANCHOR clinical trial, discussed further below. This promotion also included information related to the then current state of scientific research about the potential of VASCEPA to reduce the risk of cardiovascular disease, including REDUCE-IT data and previously other peer-reviewed scientific publications of available data. The ANCHOR clinical trial of VASCEPA demonstrated the favorable effects of VASCEPA on TGs and related lipid, lipoprotein and inflammation parameters in patients on statin therapy and persistent high TGs.

After results of REDUCE-IT were available in September 2018 and demonstrated that VASCEPA is effective in lowering the rate of major adverse cardiovascular events in statin-treated patients with CV risk factors, we expanded the size of our U.S. direct sales force and continued to expand promotion of VASCEPA. After publication of the primary results of the REDUCE-IT study in The New England Journal of Medicine and scientific presentation of REDUCE-IT results at the 2018 Scientific Sessions of the AHA on November 10, 2018, we updated and expanded our communication of REDUCE-IT results to include the publication and the peer-reviewed information presented in an effort to further ensure that our communications remained truthful and non-misleading. Starting December 13, 2019, we began promoting based on the label expansion from the REDUCE-IT indication. We employ various medical affairs and marketing personnel to support our commercialization of VASCEPA.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of our patents covering the MARINE indication for use to reduce severely high triglyceride levels. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but we were unsuccessful. Most recently, on June 18, 2021, we were notified that our petition for writ of certiorari to the United States Supreme Court was denied.

On May 22, 2020, Hikma received U.S. FDA approval to market its generic versions of VASCEPA for the MARINE indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier abbreviated new drug application, or ANDA, litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021 we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court. We also intend to continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

On August 10, 2020, Dr. Reddy's received U.S. FDA approval to market its generic version for the MARINE indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc.'s, or Teva's, ANDA was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA. In January 2022, Apotex launched its generic version of VASCEPA with labeling that is substantially consistent with the labeling of the Hikma and Dr. Reddy's generic product, not the cardiovascular risk reduction indication.

We have continued to monitor the effect of COVID-19 and its impact on patient visits to doctors. Our level and type of promotion has varied during the pandemic based on the determination of whether the cost was justified in light of COVID-19's impact at a given time. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19, however, we cannot accurately predict when this resumption in visits to doctors will occur and, because many patients have multiple medical issues, we cannot predict the degree to which healthcare professionals will be proactive in seeking to reduce cardiovascular risk in at-risk patients when these patients resume visiting their doctors. The timing is likely to vary by geography. We resumed on a very limited basis, a direct-to-patient campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. In June 2021, we launched an educational campaign, It's Clear to Me Now, to help physicians and patients learn more about the differentiation between VASCEPA and fenofibrates for CV risk reduction. The differentiation is important for physicians and patients as the U.S. FDA removed use with statins for CV risk reduction from the fenofibrates' label based on a failed CV risk outcomes trial. In September 2021, we announced our Go-to-Market strategy in the U.S. to optimize provider engagement and drive demand for VASCEPA and contains three key strategic priorities:

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
•
Enhancing managed care access: We plan to continue working with payers in an effort to enhance our managed care position and further remove barriers to VASCEPA prescriptions to ensure that patients in need of CV risk reduction receive proper therapy. Importantly, several large Commercial and Medicare Part D payers currently cover VASCEPA as the exclusive icosapent ethyl product.
•
Optimizing VASCEPA prescriptions for CV risk reduction: Branded VASCEPA remains the only available U.S. FDA approved icosapent ethyl medication for CV risk reduction. To prevent improper generic substitution for this indication, we continue to aggressively educate critical stakeholders in the prescribing continuum to ensure proper fulfillment at each step. Additionally, we continue to evaluate various innovative solutions designed to better manage prescriptions for CV risk reduction.

As a result of our Go-to-Market strategy and our omnichannel approach, which we launched in the fourth quarter, we digitally approached a significant number of physicians across numerous digital channels. In addition, on November 1, 2021, we partnered with BlinkRx to provide patients an enhanced digital prescription fulfillment channel.

As COVID-19 protocols ease and ordinary course activities continue to resume, we will continue to adjust our promotional initiatives accordingly, including pursuit of increased face-to-face interactions with healthcare professionals and expanding various forms of direct-to-patient promotion.

Europe

In December 2019, we announced that the European Medicines Agency, or EMA, validated the marketing authorization application seeking approval for VAZKEPA. The validation confirmed the submission was sufficiently complete for the EMA to begin its review. In August 2020, we announced our plans to launch VAZKEPA in major markets in Europe through our own new European sales and marketing team. Such an approach allows us to retain substantially all of the economic potential of VAZKEPA in Europe and helps ensure that VAZKEPA would get the highest level of priority and focus. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion, recommending that a marketing authorization be granted to our drug icosapent ethyl in the EU for the reduction of risk of cardiovascular events in patients with high cardiovascular risk. On March 26, 2021, the EC granted approval of the marketing authorization application in the EU for VAZKEPA which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. The EC approval provides ten years of market protection in the EU, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039. On September 13, 2021, we launched VAZKEPA in Germany, representing our first European launch. On April 22, 2021, we announced that we received marketing authorization from the MHRA for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the Brexit transition period.

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, we have filed ten dossiers in European countries, including in all of the largest countries in Europe, and expect to file additional dossiers in Europe and select other parts of the world in the first half of 2022. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time, however, we expect to obtain access to several European markets during 2022. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations will be critical to achieve the commercial potential of VAZKEPA in Europe. Additionally, we are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe.

On September 1, 2021 VAZKEPA was made available in Germany and was included in the country's electronic prescribing system as of October 1, 2021. The commercial launch in Germany was accompanied by a scientific conference in Berlin titled, “New therapeutic strategies for residual CV risk management,” which highlighted the scientific underpinnings and clinical benefits of VASCEPA/VAZKEPA in reducing cardiovascular risk. We are building a digitally native commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which will also be utilized as other countries throughout Europe are launched. As we are building this model, our teams have faced increased access restrictions beginning in the middle of November 2021 due to the severe increase of COVID-19 in Germany.

In order to launch impactfully in other countries throughout Europe we continue to build, in each country, a core team of experienced professionals and a highly capable commercial team involved with pre-launch planning and other commercial preparation activities and are leveraging third-party relationships for various support activities. In Europe, patients at high risk for cardiovascular disease tend, in comparison to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies as compared to the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States.

Rest of World

China

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, related to the development and commercialization of VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory. Under the DCS Agreement, Edding is solely responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding, with our support, commenced a pivotal Phase 3 clinical trial of VASCEPA aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. Additional clinical development efforts are necessary in certain segments of this market. In November 2020, we announced statistically significant positive topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 gram per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China in the second half of 2022. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude in the second half of 2022. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2018	April 2021	—
Bahrain	April 2021	—	—
Kuwait	December 2021	—	—

VASCEPA is under registration in additional countries in the MENA region. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory.

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. We are responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, and maintaining intellectual property. In December 2019, following priority review designation, HLS received confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation and commercial launch began in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. HLS also received notification by the Patented Medicine Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. If HLS is not able to effectively commercialize VASCEPA in Canada, we may not be able to generate revenue from the agreement as a result of the sale of VASCEPA in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We plan to continue to assess other potential partnership opportunities for VASCEPA with partners outside of the United States and Europe with the intention of partnering in all other international markets. Our plan is to file three waves of regulatory submissions for approval of VASCEPA in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. We have initiated the first wave of regulatory filings in 2022 and in February 2022 obtained acceptances of VASCEPA for regulatory review in Australia and Israel.

Impact of COVID-19

As of December 31, 2021, according to U.S. Centers for Disease Control and Prevention, or CDC, data, approximately 60% of the U.S. population has been fully vaccinated, which does not include a booster shot, and approximately 75% of the U.S. population has received at least one dose of a vaccine. While according to CDC data, the population's vaccination rate has increased, the number of new cases increased at the end of 2021 and into early 2022, driven by the Omicron variant.

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choosing to not get blood tests which the results of these tests provide useful information to the treatment of cardiovascular risk. These limitations have had a significant impact on slowing VASCEPA prescription and revenue growth. Although some of these restrictions were lifted throughout parts of 2021, in light of the increase in cases in the fourth quarter of 2021 due to the Omicron variant and despite the prevalence of the vaccines, many restrictions have been put back in place and access remains variable and challenging due to COVID-19. While COVID-19 continues to impact our promotion of VASCEPA, we have seen signs of improvement in access to face-to-face interactions with healthcare providers.

In the United States, prior to the recent surge at the end of 2021, at-risk patients increasingly resumed visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19 and we anticipate that to continue when the current surge in cases decreases. We continued to adjust our promotional initiatives throughout 2021 and plan to adjust throughout 2022, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-patient promotion based on COVID-19 protocols that are in place.

In Europe, the rapid spread of the Omicron variant throughout Europe has led to a significant increase in COVID-19 related patients for healthcare professionals and hospitals. This has limited our access to and ability to directly promote VAZKEPA to healthcare professionals. We continue to explore other avenues, including digital, to reach and engage healthcare professionals despite the current restrictions and challenges.

Thus far, while COVID-19 has created some added logistical challenges regarding supply deliveries, these challenges have been manageable and COVID-19 has not materially impacted our ability to secure and deliver supply of VASCEPA. In addition, thus far, COVID-19 is not known to have significantly impacted ongoing clinical trials of VASCEPA.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. We are actively monitoring the situation and evaluating the pandemic's effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. We may take precautionary and preemptive or reactive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to VASCEPA.

Clinical Trials

The REDUCE-IT Study (basis for expanded U.S. FDA approved indication and label expansion in December 2019)

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

In August 2011, we reached agreement with the U.S. FDA on a special protocol assessment, or SPA, agreement for the design of the REDUCE-IT cardiovascular outcomes study. An SPA is an evaluation by the U.S. FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval. The U.S. FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of the REDUCE-IT study adequately addressed the objectives necessary to support a regulatory submission. An SPA is generally binding upon the U.S. FDA unless a substantial scientific issue essential to determining safety or efficacy of the drug is identified after the testing begins.

It is believed that the effects of the omega-3 acid eicosapentaenoic acid, or EPA, are not due to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature explore potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. With respect to triglyceride levels, our scientific rationale for the REDUCE-IT study was supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggest triglyceride and/or triglyceride-rich lipoproteins (as well as LDL-C, known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. The REDUCE-IT study was designed to determine the clinical benefit, if any, of stable EPA therapy in statin-treated patients with elevated triglyceride levels.

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

The U.S. FDA granted Priority Review designation to our March 2019 supplemental new drug application, or sNDA, seeking an expanded indication for VASCEPA in the United States based on the positive results of the REDUCE-IT study. The U.S. FDA grants Priority Review designation to applications for drugs that, if approved, have the potential to offer significant improvements in the effectiveness and safety of the treatment of serious conditions when compared to standard applications. In November 2019, the U.S. FDA held an Endocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, meeting to review the REDUCE-IT sNDA. The EMDAC voted unanimously (16-0) to recommend approval of an indication and label expansion for VASCEPA to reduce cardiovascular events in high-risk patients based on the REDUCE-IT results. On December 13, 2019, the U.S. FDA approved a new indication and label expansion for VASCEPA capsules. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy to reduce the risk of myocardial infarction, stroke, coronary revascularization, and unstable angina requiring hospitalization in adult patients with elevated TG levels (≥150 mg/dL) and either established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

Based on REDUCE-IT results, as of the date of the filing of this Annual Report on Form 10-K, 26 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines which were newly received during the fourth quarter of 2021 through the date of the filing of this Annual Report on Form 10-K as listed below:

•
The Polish Cardiac Society Working Group on Cardiovascular Pharmacotherapy, or SFSN PTK, published a consensus statement on the management of dyslipidemia. The statement by SFSN PTK recommends 4g of EPA, icosapent ethyl, daily in combination with statins for patients with TG levels 135–499 mg/dL in the high- and very-high-risk categories. The statement mentions that in REDUCE-IT, 2g of icosapent ethyl, or IPE, twice daily in combination with a statin significantly reduced the risk of CV events and lowered TG levels. SFSN PTK acknowledges that icosapent ethyl is not approved for use in Poland, and data from REDUCE-IT cannot be extrapolated to other doses and formulation of omega-3s.
•
The Diabetes CardioRenal Metabolic Diseases, or DCRM, Task Force published practice recommendations for the management of DCRM. The practice recommendation recommends icosapent ethyl, for the primary prevention of myocardial infarction, coronary artery disease, or stroke in patients with diabetes and for secondary prevention of these events in those with and without diabetes. DCRM further states that based on evidence from REDUCE-IT, adding IPE to statin therapies further reduces the risk of atherosclerotic cardiovascular disease, or ASCVD, events in patients with TG levels 135–500 mg/dL (1.5–5.7 mmol/L) who have ASCVD or diabetes plus 2 major ASCVD risk factors.
•
The AHA issued a scientific statement on the comprehensive management of CV risk factors for adults with type 2 diabetes. The AHA statement recommends patients with diabetes and ASCVD or patients with diabetes at high risk for ASCVD with serum TG levels of 135–500 mg/dL despite maximally tolerated statin therapy, and addressing contributory factors including lifestyle modification, prescription IPE at a dose of 4 grams/day should be considered given the 30% additional CV risk reduction in the REDUCE-IT trial. AHA further states that for primary prevention in type 2 diabetes, a moderate-intensity statin should be considered based on age, absolute ASCVD risk, or the presence of risk-enhancing factors. Non-statin therapies including ezetimibe, PCSK9 inhibitors, IPE, bile acid resins, and fibrates should be considered after thorough evaluation of risk, LDL-C level after optimal statin therapy, and presence of hypertriglyceridemia.

During 2021, we announced the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

STROKE

The REDUCE-IT STROKE analyses were presented at the International Stroke Conference 2021, which was held virtually from March 17 to March 19, 2021. The REDUCE-IT STROKE analyses examined stroke rates across the enrolled patient population, who were required to be treated with statins and other conventional therapies, and all patients had either established cardiovascular disease or diabetes and had other cardiovascular risk factors such as elevated triglyceride levels. Event rates for time to first fatal or nonfatal stroke were 2.4% for VASCEPA vs. 3.3% for placebo for a relative risk reduction of 28%. Ischemic stroke time to first event rates were 2.0% for VASCEPA vs. 3.0% for placebo for a relative risk reduction of 36%. Hemorrhagic stroke occurred at low rates with no significant difference for VASCEPA vs. placebo. The REDUCE-IT STROKE abstract received the prestigious Paul Dudley White International Scholar Award, recognizing the authors with the highest ranked abstract across the United States at the International Stroke Conference 2021.

HEART FAILURE

During the American College of Cardiology's 70th Annual Scientific Session, which was held virtually from May 15 to May 17, 2021, we presented new REDUCE-IT HEART FAILURE analyses. The REDUCE-IT HEART FAILURE analyses examined the effects of icosapent ethyl on the incidence of the new heart failure by achieved on-treatment serum EPA levels in REDUCE-IT patients. New heart failure and new heart failure requiring hospitalization were prespecified tertiary endpoints and were not significant in the overall patient population. Post hoc analyses were conducted based on estimated average on-treatment EPA levels in patients in the icosapent ethyl group with available EPA measurements, as compared to patients in the placebo group with available EPA measurements; these analyses showed that new heart failure and new heart failure requiring hospitalization may be reduced in patients who achieve serum EPA levels higher than approximately 150 µg/mL, though this needs to be tested prospectively.

PRIOR MI

Data on the effect of VASCEPA on patients with prior heart attacks, known as myocardial infarction, or MI, at risk for major adverse cardiovascular events were delivered in a Late Breaking Science Presentation at ESC Congress 2021, which was held virtually from August 27 to August 30, 2021. The Late Breaking Science Presentation included both prespecified and post hoc analyses of patients who had prior MI from the REDUCE-IT study, prior to trial randomization, to determine if treatment with VASCEPA reduced further ischemic events in those subjects. Icosapent ethyl 4 gram/day significantly reduced first and total primary endpoints of 5-point major adverse cardiovascular event, comprised of CV death, MI, stroke, coronary revascularization, and hospitalization for unstable angina by 26% and 35%, respectively in patients with prior MI.

PRIOR PAD

During a Rapid Fire Oral Session Presentation at the AHA Scientific Sessions 2021, which took place virtually from November 13 to November 15, 2021, data was presented on VASCEPA in patients with prior peripheral artery diseases, or PAD, at risk for major adverse cardiovascular event. The Rapid Fire Oral Session presentation included both prespecified and post hoc analyses of patients who had PAD prior to randomization in the REDUCE-IT study to determine if treatment with VASCEPA reduced further ischemic events in those subjects. Icosapent ethyl 4 gram/day significantly reduced first and subsequent primary endpoints by 32% in patients with PAD.

The MARINE Trial (first U.S. FDA-approved label for VASCEPA approved in July 2012)

The MARINE trial, the then largest study ever conducted with the omega-3 fatty acid ethyl EPA in treating patients with very high triglycerides (≥500 mg/dL), was a Phase 3, multi-center, placebo-controlled, randomized, double-blind, 12-week study. Patients were randomized into three treatment arms for treatment with VASCEPA 4 gram/day, 2 gram/day or placebo. Patient enrollment in this trial began in December 2009, and enrollment and randomization was completed in August 2010 at 229 patients. The primary endpoint in the trial was the percentage change in triglyceride level from baseline compared to placebo after 12 weeks of treatment. The MARINE study primary endpoint was required to meet a stringent level of statistical significance of 1% (p < 0.01) in our SPA agreement with the U.S. FDA.

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

The MARINE trial results also included statistically significant reductions compared to placebo in several important lipid and inflammatory biomarkers, including apo B (apolipoprotein B) (8.5%), Lp-PLA2 (lipoprotein-phospholipase A2) (13.6%), VLDL-C (very low-density lipoprotein cholesterol) (28.6%), Total Cholesterol (16.3%), and hsCRP (high-sensitivity C-reactive protein) (36.0%) at the 4-gram dose. For these achieved endpoints, p-values were <0.01 for most and <0.05 for all. Apo B (apolipoprotein B) is believed to be a sensitive biomarker of cardiovascular risk and may be a better predictor of cardiovascular risk than LDL-C. Lp-PLA2 is an enzyme found in blood and atherosclerotic plaque; high levels have been implicated in the development and progression of atherosclerosis. In a post hoc analysis of MARINE study data, VASCEPA 4 grams/day and 2 grams/day statistically significantly reduced ApoC-III levels by 25.1% (p < 0.0001) and 14.3% (p=0.0154) versus placebo, respectively. In the MARINE trial, patients treated with 4 grams per day of VASCEPA experienced a significant reduction in median placebo-adjusted lipoprotein particle concentrations of total LDL and small LDL. When looking at lipoprotein particle concentrations and sizes as measured with nuclear magnetic resonance spectroscopy, VASCEPA 4 grams per day, compared with placebo, significantly reduced median total LDL particle count by 16.3% (p=0.0006), which is an important factor in atherogenesis. LDL particle count and apo B are important risk markers for the prediction of cardiovascular events. Small LDL particle count, which is a common risk factor for cardiovascular events in patients with diabetes, was reduced by 25.6% (p<0.0001) compared with placebo. VASCEPA 2 grams per day, compared with placebo, significantly reduced median small LDL particle count by 12.8% (p <0.05) and reduced median total LDL particle count by 1.1% (NS). LDL particle size did not change significantly for the 2 or 4 gram per day doses.

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

Other secondary efficacy endpoints included the median placebo-adjusted percent change in non-high-density lipoprotein cholesterol, or non-HDL-C, apolipoprotein B, or apo B, and lipoprotein-associated phospholipase A2 (Lp-PLA2). The 4-gram dose was associated with statistically significant reductions in non-HDL-C (13.6%, p<0.0001), apo B (9.3%, p<0.0001), Lp-PLA2 (19%, p<0.0001) and high-sensitivity C-reactive protein, or hsCRP, (22%, p<0.001), at week 12 compared to placebo. One published analysis showed that the VASCEPA 4-gram daily dose in the ANCHOR study also significantly decreased levels of the inflammatory marker oxidized low-density lipoprotein relative to placebo by 13% (p < 0.0001). In a separate, post hoc analysis of study data, VASCEPA 4 g/day statistically significantly reduced ApoC-III levels by 25.1% in MARINE (p < 0.0001) and by 19.2% in ANCHOR (p < 0.0001) versus placebo.

VASCEPA was well tolerated in the ANCHOR trial with a safety profile comparable to placebo and there were no treatment-related serious adverse events observed. No significant changes in fasting blood glucose, hemoglobin A1C, vital signs, electrocardiograms, or liver or kidney function were observed with either VASCEPA dose. The safety results from the ANCHOR trial are included in the first U.S. FDA-approved label for VASCEPA.

In April 2015, we received a Complete Response Letter, or CRL, from the U.S. FDA in response to our sNDA that sought approval of VASCEPA for use in patients with mixed dyslipidemia, based on the successful ANCHOR study. The CRL followed an October 2013 rescission by the U.S. FDA of an SPA agreement and three failed attempts by us to appeal that rescission at the U.S. FDA. The U.S. FDA has acknowledged the success of the ANCHOR study, which met all primary and secondary endpoints. However, the U.S. FDA determined that there were insufficient data to conclude that drug-induced changes in serum triglycerides could be recognized by the U.S. FDA as a valid surrogate for reducing cardiovascular risk in the ANCHOR population for the purpose of regulatory approval of a drug targeted at a triglyceride-lowering indication in this population. The U.S. FDA has acknowledged that the standard of proof required by the U.S. FDA for approval of a new drug indication is higher than that generally used to inform patient treatment guidelines and that used by physicians in clinical practice. The U.S. FDA did not determine that the drug-induced effects of VASCEPA, which goes beyond triglyceride-lowering, would not actually reduce cardiovascular risk in this population. The

U.S. FDA acknowledged at the time that the design of the REDUCE-IT study was such that results of that cardiovascular outcomes study should address their lack of confidence in serum triglycerides as a surrogate marker for reducing cardiovascular risk.

In May 2015, we and a group of independent physicians filed a lawsuit in federal court to permit us to promote to healthcare professionals the use of VASCEPA in patients with mixed dyslipidemia so long as the promotion is truthful and non-misleading. This use reflected recognized medical practice but was not covered by the then-current, U.S. FDA-approved labeling for the drug. Historically, the U.S. FDA has considered promotion of drug uses not covered by U.S. FDA-approved labeling to be illegal off-label promotion, even if such promotion is truthful and non-misleading. In August 2015, we were granted preliminary relief in the form of a declaratory judgment in this lawsuit. The court declaration permits us to promote to healthcare professionals the U.S. FDA-reviewed and agreed effects of VASCEPA demonstrated in the ANCHOR clinical trial and presentation of the current state of scientific research related to the potential (and now demonstrated effect) of VASCEPA to reduce the risk of cardiovascular disease including through use of peer-reviewed scientific publications of available data. In August 2015, we began to communicate promotional information beyond the MARINE indication to healthcare professionals in the United States as permitted by this court declaration and in March 2016, the parties obtained court approval of negotiated settlement terms under which the U.S. FDA and the U.S. government agreed to be bound by the court’s conclusions from the August 2015 declaration that we may engage in truthful and non-misleading speech promoting the off-label use of VASCEPA and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. The U.S. FDA-approved labeling for VASCEPA did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of VASCEPA promoted under the court declaration was required. Pursuant to U.S. FDA approval in December 2019 of the label for VASCEPA to reduce persistent cardiovascular risk beyond maximally tolerated statin therapy, our promotion of ANCHOR clinical trial results was de-prioritized as such results became less important.

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

Since VASCEPA was made commercially available in 2013, more than seventeen million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health.

Clinical Study in China

In addition to the studies of VASCEPA we conducted, our partner in China, Edding, completed a Phase 3 study of VASCEPA in China, the study design of which was similar to, but larger than, our MARINE study. In November 2020, we announced statistically significant positive topline results from this study. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 gram per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The NMPA has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results of this clinical study and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China in the second half of

2022. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude in the second half of 2022.

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

On August 31, 2021, we announced at the ESC Congress 2021 the clinical results from the PREPARE-IT-1 study, which was an investigator-initiated trial of approximately 2,000 COVID-19 negative, high-risk healthcare and other public workers in Argentina investigating the effects of VASCEPA on reducing COVID-19 infections and subsequent clinical events associated with COVID-19. The results of PREPARE-IT-1 did not meet the primary and/or other endpoints studied. On November 16, 2021, we announced at the AHA Scientific Sessions 2021 the clinical results from the PREPARE-IT-2 study, which was an investigator-initiated trial to evaluate the efficacy of icosapent ethyl to reduce hospitalizations or death in approximately 2,000 patients in Argentina with a positive diagnosis for COVID-19. The results of PREPARE-IT-2 did not meet the primary and/or other endpoints studied.

We are supporting an additional ongoing pilot study, MITIGATE, by providing study drug product and limited financial support to investigators with results anticipated in 2022. The MITIGATE clinical trial is investigating the effects of VASCEPA on laboratory-confirmed viral upper respiratory infection rates, clinical impact and outcomes, especially with COVID-19, in 1,500 adults with established ASCVD who are at increased risk for severe illness from COVID-19. Our personnel remain blinded to the efficacy and safety data until after the study is completed. Upon completion, and once the results are known, we will evaluate the next steps.

Collaboration with Mochida

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

Fixed Dose Combination

On January 10, 2022, we announced that we have initiated development of a fixed dose combination product that has both icosapent ethyl and a statin.

Potential Benefits and Market Opportunity for VASCEPA

VASCEPA, encapsulated in 1-gram capsules, is 1-gram of icosapent ethyl, or ethyl-EPA, and contains no docosahexaenoic acid, or DHA. Icosapent ethyl is the only active ingredient. We believe that icosapent ethyl, in the stable form as it is presented in VASCEPA, is more effective than if combined with other omega-3 molecules. In particular, based on clinical evidence, we believe that the removal of DHA mitigates against the LDL-C raising effect observed in omega-3 compositions that include DHA. Based on the results of the REDUCE-IT trial, VASCEPA was the first omega-3 based product, or any type of product, to demonstrate a statistically significant reduction in cardiovascular risk beyond cholesterol lowering therapy in high-risk patients approved for treatment. Prior to REDUCE-IT, based on the MARINE trial, VASCEPA was the first omega-3 based product to demonstrate statistically significant triglyceride reduction without a statistically significant increase in LDL-C in this very high triglyceride population.

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

United States

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2021 Update from the AHA, CVD is the underlying cause of death in approximately one out of every three deaths – one death approximately every 36 seconds. Approximately 127 million adults in the United States live with one or more types of cardiovascular disease with an estimated 1 million new or recurrent coronary events and 795,000 new or recurrent strokes occurring each year. Combining the rates of cardiovascular death, stroke and heart attack, one major adverse cardiovascular event occurs in the United States every 13 seconds. An estimated 28 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 70 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL). According to the Cardiovascular Disease: A Costly Burden for America Projections Through 2035 from the AHA, 45% of the United States population is projected to have some form of CVD by 2035 and total costs of CVD are expected to reach $1.1 trillion in 2035, with direct medical costs projected to reach $749.0 billion and indirect costs estimated to reach $368.0 billion.

In addition to cholesterol, lipoproteins such as LDL also carry fats in the form of triglycerides. Hypertriglyceridemia, or HTG, refers to a condition in which patients have high levels of triglycerides in the bloodstream and has been reported to be both an independent risk factor for, and potential cause of, cardiovascular disease. Triglyceride levels provide important information as a marker associated with the risk for heart disease and stroke.

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

It is estimated that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Additionally, approximately 2 to 3 million adults in the United States have very high triglyceride levels (≥500 mg/dL), the condition for which VASCEPA received its annual drug approval from the U.S. FDA in 2012 based on the MARINE clinical trial. There are approximately 5 to 15 million people in the United States that meet the specific REDUCE-IT inclusion criteria. Additionally, the U.S. FDA-approved label for VASCEPA mentions maximally tolerated statin therapy in the indication statement. This may mean that patients on prior statin therapy who are thought to be intolerant to statins, approximately 10% - 20% of patients with prior statin use, may be eligible for VASCEPA. Since 1976, mean triglyceride levels have increased, along with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. Multiple primary and secondary prevention trials have shown a significant RRR of 25% to 35% in the risk of cardiovascular events with statin therapy, leaving significant persistent residual CV risk despite the achievement of target LDL-C levels.

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

Europe and Rest of World

Cardiovascular diseases remain the leading cause of disease burden in the world. There are more than 500 million people reportedly living with cardiovascular diseases globally, with 290 million in China. In the European Union, there are approximately 60 million people reportedly living with cardiovascular disease, including approximately 38 million diagnosed with ischemic heart disease, stroke or peripheral heart disease. The proportion of patients dying from cardiovascular disease is reportedly higher in Europe than in the United States and there are more patients on statin therapy in Europe in aggregate compared to the United States. Caring for cardiovascular disease in Europe is expensive with annual spending estimated to currently exceed €200 billion annually.

Manufacturing and Supply for VASCEPA

We manage the manufacturing and supply of VASCEPA and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by the U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include API, manufacturing, encapsulation of the active pharmaceutical ingredient, or API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier.

The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The U.S. FDA has approved several international large-scale API manufacturers, global encapsulation leaders and multiple U.S.-based packagers for use in the manufacturing of VASCEPA. All of our manufacturing facilities were approved by the U.S. FDA following successful preapproval inspections and they remain active manufacturers of VASCEPA under U.S. FDA authority. The EMA has approved one European-based packager for use in the manufacturing of VAZKEPA for the European markets.

The API material that constitutes ethyl-EPA is a chemical modification of a naturally occurring substance that is derived from specific fish sourced from qualified producers. The fishing from which the raw material for VASCEPA is derived is regulated by local government agencies under policies designed to ensure sustainability of the marine life supply. A limited number of other manufacturers have the ability, scale, know-how, sufficient supply chain capability and suitable, industrial-scale facilities to produce ethyl-EPA to the required level of purity. We have worked with our suppliers to build required scale, quality and cost-efficiency needed to meet our current and anticipated future market requirements. We are working with our suppliers on capacity expansion plans anticipating approval of VASCEPA in China and potentially other countries in addition to the increased demand for VASCEPA in the United States that we plan to create from our Go-to-Market strategy and other promotional initiatives. Among the conditions for U.S. FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures are validated and conform to pharmaceutical current Good Manufacturing Practice, or cGMP, which, under applicable regulations, must be followed at all times. The U.S. FDA typically inspects manufacturing facilities before regulatory approval of a product candidate, such as VASCEPA, and on a periodic basis after the initial approval. Consistent with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other regulatory requirements.

Similar to the U.S. FDA, regulators in other countries in which we, or our partners, sell or seek to sell VASCEPA, regulate manufacturer’s quality control and manufacturing procedures. For Europe, various suppliers have been inspected and approved by European regulatory authorities and we do not anticipate supply availability limiting our launch in Europe.

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

Some of our agreements with our API suppliers are exclusive and include minimum purchase commitments. During 2021, we fully met the aggregate minimum purchase requirements in our supply agreements. Under the supply agreements, we can purchase more than the minimum requirements. Certain of these agreements contemplate phased capacity expansion aimed at creating sufficient volumes to meet anticipated demand for VASCEPA. Certain of these agreements contain provisions for reduced payments (fractional API cost) for unmet annual volume requirements.

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

United States

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by Hikma in November 2020, Dr. Reddy's in June 2021 and Apotex in January 2022, with the potential for further generic versions being launched, it may not be viable for us to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

Woodward Pharma Services LLC currently sells Lovaza®, which it acquired from GlaxoSmithKline plc in the third quarter of 2021. Lovaza, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by the U.S. FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

In addition, in April 2014, Omtryg (omega-3-acid ethyl esters A) capsules, a free fatty acid form of omega-3 (comprised of 50% EPA and 40% DHA), developed by Trygg Pharma AS, received U.S. FDA approval for severe hypertriglyceridemia. Omtryg has not been commercially launched, but could launch at any time.

AstraZeneca conducted a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia, or STRENGTH. The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020, following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the AHA’s Scientific Sessions in November 2020 confirming that Epanova failed to meet the primary endpoint of CV risk reduction, and published in Journal of the American Medical Association, or JAMA, in December 2020. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

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

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide United Kingdom, or UK, cohort of over 15,000 individuals with diabetes who do not have ASCVD.

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

More recently, in 2020, an additional Nordic trial known as OMEMI failed to demonstrate a reduction in cardiovascular events with an omega-3 fatty acid mixture. OMEMI, an investigator-initiated, multi-center, randomized clinical trial, was designed to evaluate the effects of daily treatment with omega-3 fatty acids compared with placebo among elderly patients (age 70-82) with recent myocardial infarction. Patients received 1.8 g omega-3 fatty acids (930 mg EPA and 660 mg DH) or placebo (corn oil) daily added to standard of care. Results presented in November 2020 at the AHA’s Scientific Sessions showed no significant differences in cardiovascular events between the treatment groups for the composite primary endpoint (non-fatal MI, unscheduled revascularization, stroke, hospitalization for heart failure or all-cause mortality), nor for the individual component of this endpoint after two years.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would compete with VASCEPA. It is not fully clear at this time what the impact of COVID-19 will be on each of these programs.

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014, Matinas filed an investigational new drug application, or IND, with the U.S. FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, Matinas announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the U.S. FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March 2020, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study, ENHANCE-IT, against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the pharmacodynamic, or PD, population. A key secondary endpoint in ENHANCE-IT was the measurement of eicosapentaenoic acid levels in the blood, which is regarded as a key surrogate marker in determining cardiovascular risk reduction. In ENHANCE-IT, plasma EPA concentrations were significantly higher with LYPDISO versus VASCEPA, with a 46% relative percentage increase in the change from baseline EPA level versus VASCEPA. Matinas has announced that the results from ENHANCE-IT suggest potential for LYPDISO as a drug for cardiovascular risk reduction and announced that it is pursuing external partnerships to further develop LYPDISO for cardiovascular outcomes indication. As a result, Matinas no longer plans to pursue an indication for the treatment of severe HTG, instead focusing on the broader cardiovascular risk reduction indication.

In June 2018, NeuroBo Pharmaceuticals, Inc. (previously named Gemphire Therapeutics) announced positive topline results from a Phase 2b trial, or INDIGO-1, of its drug candidate, Gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the U.S. FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing Gemcabene on clinical hold. In March 2020, NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the U.S. FDA that the clinical development program for Gemcabene remains on partial clinical hold for severe HTG. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterolemia, or HoFH, heterozygous familial hypercholesterolemia, or HeFH, and non-familial hypercholesterolemia in ASCVD patients are planned. NeuroBO is currently assessing Gemcabene as an acute treatment for COVID-19.

Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver, lung, and metabolic system, including hypertriglyceridemia and cardiovascular risk reduction, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, chronic obstructive pulmonary disease, or COPD, and planned for hypertriglyceridemia and Type 2 diabetes (TRIAGE), in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation. In August 2020, Afimmune reported Phase 2a study results of epeleuton in patients with NAFLD. Although epeleuton failed to meet the primary endpoint to demonstrate effects on liver enzyme elevation, it demonstrated significant reduction of triglycerides, HbA1c and potential for CV risk reduction. In September 2020, Afimmune announced the start of TRIglyceride And Glucose control with Epeleuton in Metabolic Syndrome Patients, or TRIAGE, a Phase 2b study of epeleuton in patients with high triglycerides and type 2 diabetes to assess the safety and efficacy of orally administered epeleuton capsules vs placebo in the treatment of hypertriglyceridemia and type 2 diabetes. Results are expected in the third quarter of 2022.

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

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the U.S. FDA in the United States. Most regulatory regimes outside the United States are similar in this regard. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. We have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products. Still, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or the U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

Europe and Rest of World

On March 26, 2021, the EC granted approval of the marketing authorization application in the EU for VAZKEPA as an approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels, which is based on the REDUCE-IT indication. There is currently no other drug that is approved for cardiovascular risk reduction in at-risk patients in Europe. In addition, there is currently no other direct competition for Canada and the Middle East. However, consistent with the U.S., our competitors include large, well-established pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies.

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

Limitations of Current Therapies

HTG is a prevalent lipid disorder in approximately 25% of the U.S. adult population. Both epidemiological and genetic data have shown associations between HTG and coronary heart disease. Many of those patients are taking statin therapy directed at lowering the risk of CVD by lowering their LDL-C levels, primarily. Recently, real world administrative database analyses have reported an increased CVD risk as well as direct healthcare costs associated with HTG despite statin therapy and controlled LDL-C compared to those with TG<150 mg/dL.

In CV outcomes trials, therapies that reduce TG levels and had other favorable effects on classically studied lipid and lipoprotein parameters, such as extended-release niacin and fibrates, did not met their primary CV endpoints to reduce risk when taken with contemporary medical therapy, including statins. Specifically, cardiovascular outcomes trials, ACCORD Lipid, AIM-HIGH, and HPS2-THRIVE, while not designed to test the effect of lowering TG levels in patients with high TG levels after statin therapy, each failed to demonstrate incremental cardiovascular benefit of adding a second lipid-altering drug (fenofibrate or formulations of niacin), despite raising HDL-C and reducing TG levels, among statin-treated patients with well-controlled LDL-C. As a result, in 2015, the U.S. FDA updated both the Trilipix® (a fenofibrate) and extended-release niacin product labeling and removed combination use with statin therapy in mixed dyslipidemia patients as an indication due to a failed outcomes trial. No head-to head, randomized, well-controlled studies have been conducted to compare the clinical effects of VASCEPA with other U.S. FDA-approved TG-lowering therapies.

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

Regulatory Matters

Government Regulation and Regulatory Matters

Any product development activities related to VASCEPA or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the U.S. FDA and comparable regulatory authorities in other countries, which regulate the design, research, clinical and nonclinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are generated in two distinct development stages: preclinical and clinical. Drugs must be approved by regulatory authorities before they are first marketed for example, by the U.S. FDA through the new drug application, or NDA, process in the United States or by the EMA through the centralized marketing authorization procedure process in the EU. For new chemical entities, the preclinical development stage generally involves synthesizing the active component, developing the formulation, determining the manufacturing process and controls, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

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

United States Drug Development and Approval

In the United States, the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the U.S. FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Prior to the start of human clinical studies for a new drug in the United States, preclinical laboratory and animal tests are often performed under the U.S. FDA’s Good Laboratory Practices regulations, or GLP, and an IND is filed with the U.S. FDA. Similar filings are required in other countries; however, data requirements and other information needed for a complete submission may differ in other countries. The amount of data that must be supplied in the IND depends on the phase of the study. Phase 1 studies typically require less data than larger Phase 3 studies. A clinical plan must be submitted to the U.S. FDA prior to commencement of a clinical trial. If the U.S. FDA has concerns about the clinical plan or the safety of the proposed studies, it may suspend or terminate the study at any time. Studies must be conducted in accordance with Good Clinical Practice, or GCP, including the requirement that subjects provide their informed consent, and regular reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards, or IRBs, responsible for overseeing studies at particular sites and protecting human research study subjects. An independent IRB may also suspend or terminate a study once initiated.

U.S. FDA Review Process

The results of nonclinical studies and clinical trials, together with other information, including manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the U.S. FDA in an NDA requesting approval to market the drug for one or more specified indications. Each NDA is typically accompanied by a user fee and there is also an annual prescription drug product program fee for human drugs. The U.S. FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, strength, quality and purity. The U.S. FDA will conduct a pre-approval inspection of the manufacturing facilities for the new drug and may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the U.S. FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The U.S. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

After the U.S. FDA evaluates an NDA, it will issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form, and usually describes all the specific deficiencies in the NDA identified by the U.S. FDA. The complete response letter may require additional clinical data and/or additional clinical trial(s), and/or other information. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing. Even if such data and information is submitted, the U.S. FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

Following the approval process of any drug product, the U.S. FDA may require post-marketing testing and surveillance to monitor the effects of approved products or it may place conditions on approvals including potential requirements or risk management plans that could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

In May 2015, we and a group of independent physicians filed a lawsuit against the U.S. FDA seeking a federal court declaration that would permit us and our agents to promote to healthcare professionals the use of VASCEPA in the ANCHOR population and promote on the potential of VASCEPA to reduce the risk of cardiovascular disease so long as the promotion is truthful and non-misleading. This use of VASCEPA at issue reflected recognized medical practice but was not approved by the U.S. FDA and was thus not covered by the then current U.S. FDA-approved labeling for the drug. Promotion of an off-label use has generally been considered by the U.S. FDA to be illegal under the FDCA. The lawsuit, captioned Amarin Pharma, Inc., et al. v. Food & Drug Administration, et al., 119 F. Supp. 3d 196 (S.D.N.Y. 2015), was filed in the United States District Court for the Southern District of New York. In the lawsuit, we contended principally that U.S. FDA regulations limiting off-label promotion of truthful and non-misleading information are unconstitutional under the freedom of speech clause of the First Amendment to the U.S. Constitution as applied in the case of our proposed promotion of VASCEPA. The physicians in the suit regularly treated patients at risk of cardiovascular disease and, as the complaint contended, have First Amendment rights to receive truthful and non-misleading information from us. The suit was based on the principle that better informed physicians make better treatment decisions for their patients. The U.S. FDA opposed this lawsuit but did not dispute the veracity of the subject ANCHOR clinical trial data (the safety data from which data was already and currently is in

U.S. FDA-approved labeling of VASCEPA) or the peer-reviewed research related to VASCEPA and the potential for cardiovascular risk reduction.

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

Post-Marketing Requirements in the United States

Following approval of a new product, a pharmaceutical company generally must engage in numerous specific monitoring and recordkeeping activities, such as routine safety surveillance, and must continue to submit periodic and other reports to the applicable regulatory agencies, including any cases of adverse events and appropriate quality control records. Such reports submitted to the U.S. FDA may result in changes to the label and/or other post-marketing requirements or actions, including product withdrawal. These are viable risks once a product is on the market. Additionally, modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the U.S. FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the U.S. FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the U.S. FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the U.S. FDA. U.S. FDA regulations require that products be manufactured in specific approved facilities and in accordance with pharmaceutical cGMPs, and NDA holders must list their products and register their manufacturing establishments with the U.S. FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the U.S. FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

U.S. FDA Marketing Exclusivity and Generic Competition

The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, provides for market exclusivity provisions that can help protect the exclusivity of new drugs by delaying the acceptance and final approval of certain competitive drug applications. New chemical entity, or NCE, marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. The timelines and conditions under the ANDA process that permit the start of patent litigation and allow the U.S. FDA to approve generic versions of brand name drugs like VASCEPA differ based on whether a drug receives three-year, or five-year, NCE marketing exclusivity.

NCE marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and ANDAs submitted by another company for another version of the drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In such case, the pioneer drug company is afforded the benefit of a 30-month stay against the launch of such a competitive product that extends from the end of the five-year exclusivity period. A pioneer company could also be afforded extensions to the stay under applicable regulations, including a six-month pediatric exclusivity extension or a judicial extension if applicable requirements are met. In May 2016, after litigation, the U.S. FDA determined that VASCEPA was entitled to NCE marketing exclusivity. The related 30-month stay expired on January 26, 2020, seven-and-a-half years after U.S. FDA approval of VASCEPA.

A three-year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved. For example, three-year exclusivity may be granted when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we expect to receive three-year exclusivity in connection with any future regulatory approvals of VASCEPA. For example, we received such three-year regulatory exclusivity in connection with the recent approval based on the REDUCE-IT outcomes study results. Such three-year exclusivity protection precludes the U.S. FDA from approving a marketing application for an ANDA, a product candidate that the U.S. FDA views as having the same conditions of approval as VASCEPA (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the U.S. FDA with VASCEPA as the reference product, for a period of three years from the date of U.S. FDA approval. The U.S. FDA may accept and commence review of such applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of patents at any time, subject to any prior four-year period pending from a grant of five-year exclusivity. This three-year form of exclusivity may also not prevent the U.S. FDA from approving an NDA that relies only on its own data to support the change or innovation.

Regulatory exclusivity is in addition to exclusivity afforded by issued patents related to VASCEPA.

European Union Drug Development and Approval

The below EU rules relating to drug development, approval and post-approval are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, Norway, Liechtenstein and Iceland.

Clinical Trials Regulation

In April 2014, the EU adopted Clinical Trials Regulation (EU) No 536/2014, which was superseded by the current Clinical Trials Directive 2001/20/EC, or the new Regulation, issued on January 31, 2022 and overhauled the system of approvals for clinical trials. Specifically, the new Regulation, which will be directly applicable in all EU Member States, such that no national implementing legislation in each EU Member State is required, aims to simplify and streamline the approval of clinical trials in the EU. For example, the new Regulation provides for a streamlined application procedure through a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Drug Review and Approval

Medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EU, a company must submit a marketing authorization application, or MAA. Centralized marketing authorizations are issued by the EC through the centralized procedure based on the opinion of the CHMP of the EMA and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the EC, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA's recommendation. Accelerated assessments may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

National marketing authorizations, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national marketing authorization can be recognized in other EU Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any EU Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.

Now that the United Kingdom, which comprises Great Britain and Northern Ireland, has left the EU, Great Britain will no longer be covered by centralized marketing authorizations, while under the Northern Ireland Protocol centralized marketing authorizations will continue to be recognized in Northern Ireland. All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the EC on the approval of a new marketing authorization in the centralized procedure, in order to quickly grant a Great Britain marketing authorization despite a separate application being required.

Periods of Authorization and Renewals

A marketing authorization in the EU is valid for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk benefit balance by the EMA for a centrally authorized product, or by the competent authority of the authorizing Member State for a nationally authorized product. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market, in the case of the centralized procedure, or on the market of the authorizing Member State for a nationally authorized product, within three years after authorization, or if the drug is removed from the market for three consecutive years, ceases to be valid.

Data and Market Exclusivity

In the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison to the existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Regulatory Requirements after obtaining Marketing Authorization

Where a marketing authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•
Compliance with the EU's stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•
The manufacturing of authorized medicinal products, for which a separate manufacturer's license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Foreign Regulation of New Drug Compounds

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain U.S. FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in all or most foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the U.S. FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Similarly, clinical trials conducted in countries such as Australia, Canada, and New Zealand, require review and approval of clinical trial proposals by an ethics committee, which provides a combined ethical and scientific review process. Most countries in which clinical studies are conducted require the approval of the clinical trial proposals by both the national regulatory body and an ethics committee.

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

Fraud and Abuse Laws and Data Regulation

In addition to U.S. FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict certain marketing practices in the biopharmaceutical industry. These laws include Anti-Kickback Statutes and false claims statutes.

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

The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Effective January 1, 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

The federal government price reporting laws require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. Additionally, federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, since the United Kingdom’s exit of the EU, often referred to as Brexit, companies have to now comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act of 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, for example of fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. In addition, on June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the UK for a four year period until June 27, 2025. Similarly, the UK has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the UK and the EEA remain unaffected.

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

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs, or PAPs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs identified by the insurer. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's, as defined herein, marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons.

On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, or PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

Certain provisions of the ACA have yet to be implemented and others have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorney Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for the years 2018 and later, further litigation will be required to determine to amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding that the government has an obligation to pay these risk corridor payments under the relevant formula.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as the Tax Cuts and Jobs Act enacted on December 22, 2017, or the Tax Act, which included a provision that decreased the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

Pharmaceutical Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Our ability to successfully commercialize our product therefore depends significantly on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as Medicare and Medicaid, as well as managed care organizations, private health insurers and other organizations. Third-party payors decide which drugs they will pay for and establish reimbursement and copayment levels. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost effective than other products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part. Reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the U.S. FDA or comparable foreign regulatory authorities. Product candidates may not be considered medically necessary or cost effective. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near term. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. There have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FY’s 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc, i.e., before the full court, but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the U.S. Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Recently, there have been several U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration's policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the U.S. FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the U.S. FDA's implementing regulations. The U.S. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. On December 29, 2021, CMS rescinded the Most Favored Nations rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our products. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to the court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for U.S. FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining U.S. FDA permission under the U.S. FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Other Regulatory Matters

Manufacturing, sales, promotion, importation, and other activities related to approved products are also subject to regulation by numerous regulatory authorities, including, in the United States, the U.S. FDA, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. Sales, marketing and scientific/educational programs must comply with the Food, Drug, and Cosmetic Act, the Anti-Kickback Statute, and the False Claims Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with U.S. FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the U.S. FDA to modify or withdraw a product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this Annual Report on Form 10-K, we had 123 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 123 allowed and issued applications include the following:

•
one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•
61 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•
27 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
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

A Notice of Allowance is issued after the U.S. Patent and Trademark Office, or USPTO, makes a determination that a patent can be granted from an application. A Notice of Allowance does not afford patent protection until the underlying patent is issued by the USPTO. No assurance can be given that applications with issued notices of allowance will be issued as patents or that any of our pending patent applications will issue as patents. No assurance can be given that, if and when issued, our patents will prevent competitors from competing with VASCEPA. For example, we may choose to not assert all issued patents in patent litigation and patents or claims within patents may be determined to be invalid.

We are the owner of the above-listed patents. We are also the exclusive licensee of certain patents owned by others covering products in development.

We are also pursuing patent applications related to VASCEPA in multiple jurisdictions outside the United States. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. VASCEPA is also currently available by prescription in Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. The EC approval provides ten years of market protection in the EU. Furthermore, patent protection in Europe includes: one allowed patent related to the use of a pharmaceutical composition comprised of 4g of 96% EPA ethyl ester to treat the REDUCE-IT population expiring 2033. In addition, pending patent applications in Europe have the potential to extend exclusivity into 2039.

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

Human Capital Management

As of December 31, 2021, we had approximately 560 full-time employees located in ten countries. Attracting, developing and retaining key scientific, technical, research, marketing, sales and other personnel is critical to our ability to implement and execute our business plan and is key to the success of the business. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development, career opportunities and work environment.

Diversity and Inclusion

We believe that a diverse and inclusive workforce helps us better connect our work with the needs of our patients, physicians, partners and other stakeholders. In our hiring and recruiting of prospective candidates, we give priority to attitude, intelligence, competency for the position and assessment of what they can contribute to our company. We promote employees based on merit with emphasis on accomplishments over effort while supporting the benefits of diversity. In our hiring, promotion, compensation, retention and other employment practices, we regularly evaluate whether women and minority populations are being treated equally. We seek ways to continually improve in this area. While we acknowledge and support the benefits of diversity, individual hiring and promotion decisions are made irrespective of personal characteristics such as race, disability, gender, sexual orientation, religion, or age.

	2021 Workforce Diversity Representation (U.S. Only)
	Gender	Race
Executive Leadership	20%	10%
Management	45%	30%
Sales Professionals and Other Associates	64%	30%

In the above table, executive leadership is defined as positions of vice president and above. Management is defined as positions of director, manager or equivalent roles.

Employee Development & Engagement

We believe in a direct management-employee engagement model by which managers and employees maintain a regular dialogue about working conditions, compensation, compliance, safety and advancement opportunities. We communicate frequently and transparently with our employees through a variety of communication methods, including written communications and town hall meetings. We believe these engagement efforts keep our employees informed about our strategy, purpose and priorities, which is consistent with our core values of integrity, operational excellence, collaboration and commitment to quality and we believe this engagement motivates our employees to do their best work. Our core values promote an empowering, supportive atmosphere where we work together to put patients first and improve patient care through our actions and products. We encourage employees to share ideas and learn from each other, while expecting high standards of quality and continuous improvement.

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

COVID-19

Very high in our priorities during the COVID-19 pandemic is the health and safety of our employees, their families, and the community. For example, on March 15, 2020, we suspended field based, face-to-face interactions with healthcare providers and moved to remote work for our office-based employees. We were one of the first pharmaceutical companies to announce such an action, which was taken to promote safety. We attempt to balance this very high priority with the high importance of the work we are doing to reduce the incidence of at-risk patients having strokes, heart attacks and other major adverse cardiovascular events, the prevalence of which are high, while also evaluating whether our lead drug, VASCEPA, can be used to lower the rate of COVID-19 infections or help mitigate the symptoms of COVID-19. The vast majority of our employees are paid based on fixed salaries and their compensation has not been reduced as a result of COVID-19. For hourly employees, we have been flexible in ensuring that, when necessary, they are able to work remotely to avoid significant reduction, if any, in their hours and level of compensation. We have implemented a hybrid workplace model for our offices throughout the world. We continue to monitor the effects of COVID-19 around the world and will continue to adjust our activities as needed for the health and safety of our workforce, partners and communities.

Organizational Structure

At March 1, 2022, we had the following subsidiaries:

Subsidiary Name	Country of Incorporation or Registration	Proportion of Ownership Interest and Voting Power Held
Amarin Pharmaceuticals Ireland Limited	Ireland	100%
Amarin Pharma, Inc.	United States	100%
Ester Neurosciences Limited	Israel	100%
Amarin Switzerland GmbH	Switzerland	100%
Amarin Germany GmbH	Germany	100%
Amarin France SAS	France	100%
Amarin UK Limited	United Kingdom	100%
Amarin Italy S.r.l.	Italy	100%
Amarin Switzerland GmbH Sucursal Espana	Spain	100%
Amarin Switzerland GmbH Austrian branch	Austria	100%
Amarin Belgium, branch of Amarin Switzerland GmbH	Belgium	100%
Amarin Denmark, filial af Amarin Switzerland GmbH	Denmark	100%
Amarin Switzerland GmbH, Suomen sivuliike	Finland	100%
Amarin Switzerland GmbH Greek branch	Greece	100%
Amarin Switzerland GmbH Dutch branch	Netherlands	100%
Amarin Switzerland GmbH Norwegian branch	Norway	100%
Amarin Switzerland GmbH, Sucursal em Portugal	Portugal	100%
Amarin Switzerland GmbH Sweden filial	Sweden	100%

As of the date of this Annual Report on Form 10-K, our principal operating activities were being conducted by Amarin Corporation plc, together with Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. Operating activity being conducted by the European subsidiaries were in support of Amarin Pharmaceuticals Ireland Limited. Ester Neurosciences Limited had no operating activities. Amarin Neuroscience Limited was liquidated in January 2021.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge on or through our website at www.amarincorp.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or SEC. The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA recently launched in Germany following approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.
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
•
The continued scale, scope and duration of business interruptions caused by the ongoing COVID-19 pandemic and related recovery efforts are uncertain as the impact of the pandemic continues to cause negative effects on our business.
•
Our current and planned commercialization efforts, including our recently implemented Go-to-Market strategy, may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.
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
•
The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement which can vary from country to country. If we are unable to realize product reimbursement rates at reasonable levels, or at all, patient access to VASCEPA may be limited.
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
•
We are dependent on patents, proprietary rights and confidentiality to protect the commercial value and potential of VASCEPA.
•
Our issued patents may not prevent competitors from competing with VASCEPA, even if we are successful in enforcing our patent rights.
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

Risks Related to the Commercialization and Development of VASCEPA

We are substantially dependent upon VASCEPA (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA recently launched in Germany following approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA (icosapent ethyl) capsules, in major markets globally. In recent years and currently, much of our financial results and revenue has been dependent on our ability to execute our development and commercial strategy for VASCEPA in the United States. Generic versions of VASCEPA launched in the United States in November 2020, June 2021 and January 2022. We expect that VASCEPA could face more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us, applicable only in this territory. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States. We recently implemented a Go-to-Market strategy in an effort to optimize provider engagement and drive demand of VASCEPA in the United States by shifting reliance on sales force interactions with healthcare professionals to providing managed care and prescription access through an omnichannel platform, and, in connection with this initiative, we reduced our U.S. field force to approximately 300 sales representatives. Although we believe this initiative will provide greater access to VASCEPA and ultimately result in an improved expense structure, such efforts are costly to implement, could impact employee morale and make hiring and retaining talented personnel more challenging, and may not result in all or any of the benefits we anticipate.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States. In March 2021 we announced that the European Commission, or the EC, approved the marketing authorization application for icosapent ethyl, under the brand name VAZKEPA, hereafter along with VASCEPA, collectively referred to as VASCEPA, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. In September 2021, we launched VAZKEPA in Germany, representing our first European launch, and are in the process of obtaining pricing and reimbursement approvals for VAZKEPA in relevant jurisdictions in Europe. This process is conducted on a country-by-country basis and is time-consuming and complex. And we may not be successful in obtaining such approvals in a timely manner with acceptable terms, or at all.

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

We have been developing VASCEPA on our own in Europe for the approved cardiovascular risk reduction indication and are exploring possible strategic collaborations in smaller markets within Europe and in other major markets. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and intend to assess potential partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, and if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several patents of ours protecting the first U.S. FDA-approved use of our drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but, we were unsuccessful.

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale and with a label that reflects the MARINE indication, and revised labeling based on the results of the REDUCE-IT trial. On November 30, 2020 we filed a patent infringement lawsuit against a Hikma affiliate for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court. We also intend to continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

In June 2021, Dr. Reddy's launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. In addition to ANDAs approved for Hikma and Dr. Reddy’s, on September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, ANDA was approved by the U.S. Food and Drug Administration, or U.S. FDA. On June 30, 2021, Apotex Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA. In January 2022, Apotex launched its generic version of VASCEPA with labeling that is substantially consistent with the labeling of the Hikma and Dr. Reddy's generic product, not the cardiovascular risk reduction indication.

The rulings of the Nevada Court and related appeal losses detailed above could permit each of Teva and Apotex to launch a generic version of VASCEPA under certain circumstances pursuant to their respective settlement agreement with us. For example, Teva and Apotex settlement agreements permit such companies to launch their generic version of VASCEPA under royalty-free licenses from us given that our petition for en banc Federal Circuit review was not granted, after issuance of the Federal Circuit mandate on November 12, 2020. Each generic launch is subject to procurement of adequate product supply.

Generally, once a generic version of a drug is available in the market, the generic version is typically used in many U.S. states to fill a prescription for any use of the drug, subject to state reimbursement laws. Although, in our case, use of generic versions of VASCEPA, whether with primarily a MARINE indication label or REDUCE-IT indication label, could be further subject to the potential for patent infringement under certain case law and subject to certain Teva and Apotex settlement agreement terms we currently face generic competition from Hikma’s and Dr. Reddy's generic versions of VASCEPA in the United States, and could face increased competition from these or additional generic entrants in the near term, which could have a material and adverse impact on our revenues and our results of operations. There can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by U.S. FDA, even if such use is determined to infringe certain of our patent claims.

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

While we have been working internally and with partners to support efforts toward approvals and commercialization outside the United States in light of the REDUCE-IT results and the recent EC approval of VAZKEPA, we may be unsuccessful in expanding our global footprint. For example, we plan to launch VAZKEPA on our own in the most commercially significant markets in Europe and recently launched VAZKEPA in Germany, representing our first European launch. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

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
•
if our Go-to-Market strategy and omnichannel approach does not provide improved managed care and prescription access, or if healthcare providers are reluctant or delayed in shifting to the omnichannel platform;
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

Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products

Outside the United States, we expect countries will continue to take actions to reduce their drug expenditures. International reference pricing, or IRP, has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. Some countries also allow additional rebates or discounts to be negotiated. The outcome of such negotiations can be uncertain and could become publicly disclosed in the future. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Thus, there can be no certainty that we will negotiate satisfactory reimbursement or pricing rates in markets outside the United States in a timely manner, or at all, or even if we are successful in obtaining satisfactory coverage and reimbursement, we may be unsuccessful in sustaining such coverage and reimbursement, or could face challenges as to the timeliness or certainty of payment by payers to physicians and other providers, which would have a material and adverse impact on our commercialization efforts outside of the United States. Furthermore, despite having skilled and experienced individuals deployed in such efforts, we as an organization have limited experience in navigating the pricing and reimbursement regimes, outside of the United States, which foreign regimes are varied and complex, which might hinder our effectiveness in establishing satisfactory pricing, coverage and reimbursement levels in a timely manner or at all.

Factors outside of our control may make it more difficult for VASCEPA to achieve market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to meet our expectations for commercial success.

In January 2013, we launched VASCEPA based on the U.S. FDA approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG 500 mg/dL) hypertriglyceridemia. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce cardiovascular risk. The effect of VASCEPA on the risk for pancreatitis in patients with severe hypertriglyceridemia has not been determined and our U.S. FDA-approved labeling and promotional efforts state this fact.

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

In December 2019, the U.S. FDA approved another indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

Despite U.S. FDA approval for this indication and expanded label for VASCEPA, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this approved use, especially in light of our unsuccessful appeals efforts. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable on an ongoing basis. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

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
•
natural disasters, including pandemics such as COVID-19 and political unrest that could inhibit our ability to promote VASCEPA regionally and that could negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
•
new policies or laws affecting VASCEPA sales, such as state and federal efforts to affect drug pricing and provide or remove healthcare coverage that includes reimbursement for prescription drugs; and
•
the actual and perceived efficacy of the product and the prevalence and severity of any side effects and warnings in VASCEPA’s approved labeling internationally.

For example, two major factors that affect market use of prescription drugs are their perceived cost-effectiveness and the breadth of their use among different patient populations, both on-label and off-label. In October 2019, the Institute for Clinical and Economic Review, or ICER, released its final evidence report regarding clinical effectiveness and economic impacts on VASCEPA. The conclusion from the report is that VASCEPA easily met even the most stringent “commonly cited thresholds for cost-effectiveness and therefore represent(s) a high long-term value for money,” based on the organization’s value assessment framework. As part of the public meeting held by ICER analyzing REDUCE-IT data, the ICER review committee discussed whether, based on REDUCE-IT, VASCEPA should be considered for use in patients as an add-on to statin therapy generally, and not just in patients with persistent elevated triglyceride levels after statin therapy, which ICER defined as triglyceride levels of at least 135 mg/dL. Use as an add-on to statin therapy generally represents a larger patient population than studied in REDUCE-IT and larger than covered by U.S. FDA-approved labeling. By contrast, U.S. FDA-approved labeling for VASCEPA reflects limitations such as use in patients with persistent elevated triglyceride levels defined as triglyceride levels of at least 150 mg/dL after statin therapy and specific criteria designed to ensure the patient populations approved for use had sufficiently high degrees of CV risk. While the clinical judgment of prescribing physicians is the most important factor that determines the breadth of a drug’s use in the United States and often results in prescriptions in patient populations that go beyond U.S. FDA labeling, U.S. FDA-approved labeling that is more closely tied to the patient population studied in a clinical trial could limit use generally and could make reimbursement more difficult.

The continued scale, scope and duration of business interruptions caused by the ongoing COVID-19 pandemic are uncertain as the impact of the pandemic continues to cause negative effects on our business.

The global spread of COVID-19 has created significant volatility, uncertainty and disruption in healthcare, social, supply and economic infrastructures. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

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
•
the ability to access, secure and otherwise obtain and deliver sufficient and timely commercial or clinical supplies of VASCEPA at reasonable prices and sufficient to meet demand if the production capabilities of suppliers is disrupted;
•
disruptions in regulatory oversight and actions if regulators and industry professionals continue to expend significant and unexpected resources addressing COVID-19;
•
the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system continues to be overly strained;
•
the ability of regulators to complete inspections and reviews of operations and applications, respectively, in a timely manner; and
•
any further, prolonged or reinstated closures of our and our partners’ offices, operations and facilities impeding our ability to work together as a company and with our business and healthcare partners.

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. Although by the end of summer of 2020, substantially all of our field force personnel had the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance, limitations on such interactions have been imposed. As variants emerge and as vaccine protocols develop, face-to-face interactions are challenging for us to predict and the number of patient visits to doctors’ offices and patients undergoing blood testing remains down considerably from pre-COVID-19 levels. In September 2021, to optimize provider engagement and drive demand for VASCEPA in the United States and to counteract the changing dynamics due to COVID-19, we announced our Go-to-Market strategy which incorporates omnichannel communications with healthcare providers. The circumstances surrounding COVID-19 vary geographically and vary over time, with continued risk of resurgences in COVID-19 cases, and reinstitution of protocols, in various geographies and as the efficacy of the vaccine on various strains remains uncertain. While we have supplemented these face-to-face interactions with virtual outreach and our omnichannel platform, these efforts may not be as impactful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

Although we have a geographically diversified supply chain for VASCEPA and believe we have sufficient inventory on hand at pharmacies throughout the United States and other markets where it is approved for sale, and at various stages of manufacturing with our suppliers, the global spread of the outbreak and containment measures has been unprecedented and could have a negative impact on the availability of VASCEPA at various points in our supply chain, including limiting the ability of new suppliers to be inspected, which would have a material and adverse effect on our business. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the U.S. FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our commercial product, which could lead to issues with our commercial supply

The disruptions associated with the coronavirus pandemic could also delay the timing of a determination on our ability to seek legal remedies as travel, operational resources and personnel are disrupted or slow to resume pre-pandemic levels, with respect to our efforts and capabilities, as well as those of our advisors and the courts. The disruptions associated with the coronavirus pandemic could delay the potential timing of subsequent steps for the launch of commercialization of VAZKEPA in Europe, including plans to hire additional employees in Europe. Additionally, COVID-19 has already and could continue to limit our ability to have access with healthcare professionals to help educate them regarding VAZKEPA so that they are more likely to prescribe it to their at-risk patients. And, similar to our experience in the United States, the effects of COVID-19 and social distancing considerations may reduce the frequency at which at-risk patients seek non-urgent preventative medical care.

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

In December 2019, the U.S. FDA approved another indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease. Even though U.S. FDA has approved VASCEPA for this expanded label and indication based on the REDUCE-IT results, additional data assessment by international regulatory authorities or otherwise could yield additional useful information to inform greater understanding of study outcome. Generally, trial data assessment sufficient to convey a complete picture of trial outcome can take years to complete and publish. When new data are assessed and released or presented it could exceed, match or may not meet investor expectations.

In addition, the same set of data can sometimes be interpreted to reach different conclusions. For example, Health Canada approved an indication based on REDUCE-IT data that was different in certain respects than that approved by U.S. FDA and by the EC in Europe. It is possible the scope of subsequent regulatory approvals, if any, could likewise differ based on the same data. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

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

Ongoing trials of moderate-to-high doses of VASCEPA and icosapent ethyl, or a similar eicosapentaenoic acid, product could provide further information on the effects of VASCEPA and its commercial and regulatory prospects.

For example, the Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069) is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams/day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than VASCEPA on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of events will also be examined. Results from this study are expected in the second half of 2022, though the study and results are not under the Company's control and may be delayed as a result of COVID-19 impacts.

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

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the CardioLink-9 Trial, the first results of a study of VASCEPA in COVID-19 infected outpatients. Results from the investigator initiated study in Argentina called PREPARE-IT-1 were presented by the lead trial investigator at the European Society of Cardiology on August 29, 2021 and the results did not meet the primary and/or other endpoints studied. Results from the investigator initiated study in Argentina called PREPARE-IT-2 were presented by the lead trial investigator at the American Heart Association Scientific Sessions in November 2021 and the results did not meet the primary and/or other endpoints studied. Results from the other investigational study, called MITIGATE, is expected over the next year.

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

If we are not successful in maintaining a sales force that is rightsized for our efforts to market and sell VASCEPA in the United States, including in light of our Go-to-Market strategy, including our omnichannel approach and reduced sales force, our anticipated revenues or our expenses could be materially and negatively affected, and we may not obtain profitability, may need to cut back on research and development activities or implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

Given the dynamics related to COVID-19, we cannot predict when we will be able to substantially resume and sustain our business efforts. While we have supplemented traditional face-to-face interactions with virtual outreach, including our omnichannel platform, these efforts may not be as successful as in-person interactions. Specifically, access to healthcare professionals through digital or other channels, may not be as productive as in-person interactions in promoting use of VASCEPA. In the United States, in July 2020 we launched our first ever direct-to-consumer promotional campaign regarding VASCEPA demonstrating results in lowering cardiovascular risk in patients with persistent cardiovascular risk in high risk patients. In September 2020, we launched a new, nationwide television advertisement campaign in connection with our expanded promotional campaign which was further complemented by additional digital, point-of-care and other forms of healthcare professional and patient educational outreach. As the impact of COVID-19 on much of the United States worsened in the fourth quarter of 2020, we suspended television-based promotion of VASCEPA as we determined that the cost was not sufficiently justified in light of the COVID-19 pandemic on patient visits to doctors. During 2021 we invested in a limited direct-to-consumer campaign, including television-based, digital and social media promotions to continue to grow consumer awareness of VASCEPA and launched an educational campaign, It's Clear to Me Now, to help physicians and patients learn more about the differentiation between VASCEPA and fenofibrates for CV risk reduction. Such efforts are costly and there can be no assurance that they will result in an increase in VASCEPA prescriptions and sales in the near future, or at all.

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

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by Hikma in November 2020, Dr. Reddy's in June 2021 and Apotex in January 2022, with the potential for further generic versions being launched, it may not be viable for us to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

Woodward Pharma Services LLC currently sells Lovaza®, which it aquired from GlaxoSmithKline plc in the third quarter of 2021. Lovaza, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by the U.S. FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

In addition, in April 2014, Omtryg (omega-3-acid ethyl esters A) capsules, a free fatty acid form of omega-3 (comprised of 50% EPA and 40% DHA), developed by Trygg Pharma AS, received U.S. FDA approval for severe hypertriglyceridemia. Omtryg has not been commercially launched, but could launch at any time.

AstraZeneca conducted a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia, or STRENGTH. The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020, following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the AHA’s Scientific Sessions in November 2020 confirming that Epanova failed to meet the primary endpoint of CV risk reduction, and published in Journal of the American Medical Association (JAMA) in December 2020. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, U.S. regulatory approval is estimated in mid-2023.

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

Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide United Kingdom, or UK, cohort of over 15,000 individuals with diabetes who do not have ASCVD.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the U.S. FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of MAT9001 versus VASCEPA in patients under conditions inconsistent with the U.S. FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize MAT9001. In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for MAT9001. In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study, ENHANCE-IT, against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the PD population. A key secondary endpoint in ENHANCE-IT was the measurement of eicosapentaenoic acid levels in the blood, which is regarded as a key surrogate marker in determining cardiovascular risk reduction. In ENHANCE-IT, plasma EPA concentrations were significantly higher with LYPDISO versus VASCEPA, with a 46% relative percentage increase in the change from baseline EPA level versus VASCEPA. Matinas has announced that the results from ENHANCE-IT suggest potential for LYPDISO as a drug for cardiovascular risk reduction and announced that it is pursuing external partnerships to further develop LYPDISO for cardiovascular outcomes indication. As a result, Matinas no longer plans to pursue an indication for the treatment of severe HTG, instead focusing on the broader cardiovascular risk reduction indication.

In June 2018, NeuroBo Pharmaceuticals, Inc. (previously named Gemphire Therapeutics) announced positive topline results from a Phase 2b trial, or INDIGO-1, of its drug candidate, Gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the U.S. FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing Gemcabene on clinical hold. In March 2020, NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the U.S. FDA that the clinical development program for Gemcabene remains on partial clinical hold for severe HTG. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial hypercholesterolemia, or HoFH, heterozygous familial hypercholesterolemia, or HeFH, and non-familial hypercholesterolemia in ASCVD patients are planned. NeuroBO is currently assessing Gemcabene as an acute treatment for COVID-19.

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

Although VAZKEPA is currently the only drug that is approved for cardiovascular risk reduction in Europe in the at-risk patient population studied in REDUCE-IT and there is currently no other direct competition for Canada and the Middle East, consistent with the U.S., our competitors include large, well-established and experienced pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies and we have no experience as a company self-commercializing a product outside of the United States.

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

If an application for a generic version of a branded product or a Section 505(b)(2) application relies on a prior U.S. FDA finding of safety and effectiveness of a previously-approved product including an alternative strength thereof, the applicant is required to certify to the U.S. FDA concerning any patents listed for the referenced product in the U.S. FDA publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify in the application that:

•
there is no patent information listed for the reference drug;
•
the listed patent has expired for the reference drug;
•
the listed patent for the reference drug has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•
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

We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board, of the USPTO. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement related to an ANDA filing or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.

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

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication only, are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as Hikma and Dr. Reddy's did in November 2020 and June 2021, respectively, although each on a limited scale. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

On July 9, 2021, President Biden issued an executive order directing the U.S. FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress or news related to litigation outcomes could materially affect the reputation of VASCEPA or the perceived value of our company and our stock price. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption which leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain States impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug, thus limiting the extent of market growth and potentially contracting the overall size of the realized market penetration. While an authorized generic could be profitable the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug, and as such we have not launched an authorized generic version of VASCEPA.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop with our third-party active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable our suppliers to supply our clinical and commercial needs globally. Based on statements made by Hikma and Dr. Reddy’s, the active pharmaceutical ingredient of VASCEPA needed to manufacture their generic versions of VASCEPA is in limited supply to them. We believe this may be due to their lack of adequate planning, knowhow and expertise regarding this fragile active ingredient.

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

We have also received a civil investigative demand from the U.S. FTC and a subpoena from the New York Attorney General with respect to practices relating to our supply of the active pharmaceutical ingredient in VASCEPA. We believe such contact from the governments may have been prompted by a generic competitor. The government inquiries require us to produce documents and answer related questions relevant to specified time periods. We are cooperating with the agencies. Such investigations can be lengthy, costly and could materially affect and disrupt our business. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. If a government determines that we have violated antitrust law, we could be subject to significant civil fines and penalties.

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

In addition, to the extent the net price of VASCEPA after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these retail alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that directly or indirectly favor supplement use over VASCEPA. While VASCEPA is priced comparatively with, or in some cases lower than, many competing treatments, particularly when taking into account insurance coverage, such pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price our product or VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

The commercial value to us of sales of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement such as in Europe, which can vary from country to country resulting in potential patient access restrictions.

There can be no assurance as to the market for VASCEPA outside the United States. For example, despite having received EC approval to commercialize VAZKEPA in Europe and as we expect to obtain, through our partner Edding, marketing approval for VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our First Amendment litigation and settlement may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements.

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

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. Refer to "Business - United States Healthcare Reform and Legislation" and "Business - Pharmaceutical Pricing and Reimbursement" for further details.

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

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any commercial entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

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

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and under what conditions they will do so. They also establish reimbursement rates for those products and services. Increasingly, third-party payors are challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments to patients, or do not provide coverage for specific drugs or drug classes.

In addition, certain U.S. based healthcare providers are moving toward a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. We are unable to predict the reimbursement policies employed by third-party healthcare payors.

We expect to experience pricing and reimbursement pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and executive proposals, as well as the availability of generic versions of VASCEPA. In addition, we may confront limitations in, or exclusions from, insurance coverage for our products, particularly as generic competition intensifies. If we fail to successfully secure and maintain reimbursement coverage for our approved drugs or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our approved drugs and investigational drug candidates for which we obtain approval, and our business may be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Refer to "Business - Current and Future Legislation" and "Business - United States Healthcare Reform and Legislation".

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

The REDUCE-IT cardiovascular outcomes trial was conducted in part through clinical sites in the EEA. As a result, we are subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the GDPR. The GDPR imposes several requirements relating to the legal basis for processing personal data which may include the consent of the individuals to whom the personal data relates, the information provided to the individuals and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the United States. A decision by the Court of Justice of the European Union, or CJEU, in 2020 invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR's cross-border data transfer restrictions, and raised questions about whether the EC's Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Furthermore, on June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EEA Member States may result in restrictions against regulatory approval in the EEA or substantial fines for breaches of the data protection rules. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

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

The U.S. FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the U.S. FDA as reflected in the product’s approved labeling. The Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The U.S. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Even though we received U.S. FDA marketing approval for VASCEPA for the MARINE indication and for cardiovascular risk reduction based on the REDUCE-IT study, and we believe our settlement with the U.S. FDA affords us a degree of protection for other promotional efforts, physicians may still prescribe VASCEPA to their patients for use in the treatment of conditions that are not included as part of the indication statement in our U.S. FDA-approved VASCEPA label or our settlement. If we are found to have promoted VASCEPA outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the FCA, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa America, or our commercialization partners outside the United States or other third-parties that we retain to help us implement our business plan.

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

In June 2020, we received a CID from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the FCA in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America. Similarly, in March 2021, the FTC issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The New York State attorney general similarly issued a subpoena to us regarding the same subject matter on which the FTC CID is focused. The inquiries require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We are cooperating with the government. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations we could be subject to significant civil and criminal fines and penalties.

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

As we continue to build our infrastructure for commercializing VASCEPA, we may encounter difficulties in managing the scale of our operations successfully.

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time-consuming. We recently implemented a Go-to-Market strategy in an effort to optimize provider engagement and drive demand for VASCEPA in the United States by shifting reliance on sales force interactions with healthcare professionals to providing managed care and prescription access through an omnichannel platform. Accordingly, as announced on September 22, 2021 we have reduced our U.S. field force to approximately 300 sales representatives. As we observe the results of the Go-to-Market strategy and as practices impacted by COVID-19 stabilize, we will continue to evaluate our needs, including the need to fill open positions, or expand or further streamline our sales force, as appropriate to meet our business needs. Our sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States and is not large enough to call upon all physicians.

In addition to sales force reductions and the shift to omnichannel in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. For example, in Europe we commenced 2021 with approximately 50 professionals involved in pre-approval and pre-launch planning and other commercial preparation activities, growing to approximately 250 professionals at the end of 2021, with plans to continue to expand our European staff as deemed appropriate on a country by country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by ongoing or reinstated COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Our life-cycle management, in large part, currently depends on our ability to develop, obtain regulatory approval and commercialize a fixed-dose combination of VASCEPA and yet to be disclosed statins.

Specifically, our drug development efforts are subject to the risks and uncertainties inherent in any drug development program. Due to the risks and uncertainties involved in progressing through development and bioequivalence or even potential additional trials (as may be required by specific regulatory agencies), and the time and cost involved in obtaining regulatory approvals, among other factors, we cannot reasonably estimate the timing, completion dates and costs, or range of costs, of our drug development program, or of the successful development of any particular fixed-dose combination. The potential success of any fixed-dose combination will depend on a number of factors, including the following:

•
Our ability to successfully manufacture a combination of VASCEPA and statin;
•
Our ability to maintain a supply of necessary statin for use in the fixed-dose combination;
•
Our ability to obtain regulatory approvals for any and all markets in which we intend to commercialize a fixed-dose combination of VASCEPA and a statin;
•
Our ability to obtain payor acceptance and market access for a fixed-dose combination product of VASCEPA and a statin; and
•
Our ability to achieve market acceptance of a fixed-dose combination of VASCEPA and a statin.

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

Any manufacturing problem, natural or manmade disaster affecting manufacturing facilities, government action, or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and/or result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient, API, (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize VASCEPA.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct commercialization of VASCEPA in the United States and VAZKEPA in Europe. We are also committed to providing supply to our commercial partners and distributors in Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant. And, lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance, for example, prior to commercial launch in China and in various European countries. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, potentially the qualifications of new suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion, with certain of these expansion plans delayed due to COVID-19 and other market uncertainties. If no additional API supplier is approved by the U.S. FDA as part of an ANDA, our API supply will be limited to the API we purchase from previously approved suppliers. Similarly, the EMA has not initially approved use of each of our suppliers used for VASCEPA in the United States for VAZKEPA in the EU. While we believe that we have sufficient supply of VAZKEPA to support our initial launch plans in Europe, our supply in Europe will be limited until additional suppliers are qualified which qualifications may be delayed by COVID-19 and our exposure to manufacturing issues with our approved suppliers for the EU is less mitigated than is our objective by having more suppliers qualified. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for VASCEPA.

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

Certain of our agreements with our suppliers include minimum purchase obligations and limited exclusivity provisions. These purchases are generally made on the basis of rolling 12-month forecasts which in part are binding on us and the balance of which are subject to adjustment by us subject to certain limitations. Certain of our agreements also include contractual minimum purchase commitments regardless of the rolling 12-month forecasts. We may not purchase sufficient quantities of VASCEPA to meet actual demand or we may be required to purchase more supply than needed to meet actual demand. In either case, such event could have a material adverse effect on our financial results and financial condition.

Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risks that limit our profitability and could limit our ability to supply VASCEPA to large market segments.

We sell VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for VASCEPA. This bargaining power has led us to bear increasingly higher discounts in the sale of VASCEPA. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before VASCEPA, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a VASCEPA prescription. Further, pharmacy benefit managers implement plans that act as disincentives for VASCEPA use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they may cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia earlier in the year, until patients meet their deductible and the cost of VASCEPA is then borne more by their insurance carrier. Collectively, these dynamics negatively affect our profitability for the sale of VASCEPA and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure from these market dynamics.

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

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior U.S. FDA review and pre-approval of the manufacturing process and procedures in accordance with the U.S. FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the U.S. FDA and would again require us to demonstrate product comparability to the U.S. FDA. If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturer for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the U.S. FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture our products or product candidates. In addition, in the case of the third-party manufacturers that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

There are comparable foreign requirements under ICH guidelines. In addition, certain COVID-19 restrictions have affected Regulatory Agencies' ability to conduct facility inspections and may affect the timing of further approvals. This review may be costly and time consuming and could delay or prevent the launch of a product.

Furthermore, the U.S. FDA and foreign regulatory agencies require that we be able to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis, including demonstrated product stability, and document our ability to do so. This requirement is referred to as process validation. Process validation includes stability testing, measurement of impurities and testing of other product specifications by validated test methods. If the U.S. FDA does not consider the result of the process validation or required testing to be satisfactory, the commercial supply of VASCEPA may be delayed, or we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand. On March 27, 2020, former President Trump signed into law the CARES Act in response to the COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances U.S. FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to U.S. FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

The U.S. FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we or our approved suppliers are unable to comply, we may be subject to regulatory, civil actions or penalties, or we may be prevented from manufacturing or selling VASCEPA, all of which could significantly and adversely affect our business. Furthermore, reductions in government operations due to pandemic mitigation efforts, or other factors, may delay timely regulatory review by U.S. FDA or similar foreign regulatory bodies. For example, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the U.S. FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the U.S. FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The U.S. FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the U.S. FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the U.S. FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the U.S. FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. In December 2017, Edding commenced a pivotal Phase 3 clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from Edding's Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China in the second half of 2022. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude in the second half of 2022. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted if the coronavirus pandemic continues or spreads, and if resources by regulators and industry professionals continue to be diverted to address the prolonged coronavirus outbreak. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix was approved under the MARINE indication in the following countries: Lebanon in March 2018, United Arab Emirates in July 2018, Qatar in December 2019, Bahrain in April 2021 and Kuwait in January 2022. VASCEPA was approved under the REDUCE-IT indication in the following countries: Qatar in April 2021, Lebanon in August 2021 and United Arab Emirates in October 2021. VASCEPA was launched in Lebanon and the United Arab Emirates in June 2018 and February 2019, respectively. VASCEPA is under registration in additional countries in the Middle East and North Africa regions. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economies in the region.

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

Our efforts to launch and support commercialization of VAZKEPA on our own in Europe is a complex undertaking for a company that, other than our recent launch of VAZKEPA in Germany in September 2021, has not launched or otherwise commercialized a product in Europe and could be subject to significant risks of execution to our successful development and revenue generation of VAZKEPA in Europe. While various of our suppliers have been inspected and we do not anticipate supply availability limiting our launch in Europe, COVID-19 has limited the ability of suppliers to be inspected and not all of our suppliers have completed all of the requirements of the European regulatory authorities.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. Refer to "Business - Government Regulation - Fraud and Abuse Laws and Data Regulation" for further details.

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

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory patients using affected products, and therefore could have a material adverse effect on our sales, business and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this Annual Report on Form 10-K, we had 123 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 123 allowed and issued applications include the following:

•
one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•
61 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•
27 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
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

One granted patent related to the use of a pharmaceutical composition comprised of 4g of 96% EPA ethyl ester to treat the REDUCE-IT population expiring 2033.

Pending patent applications in Europe, if granted, may have the potential to extend exclusivity into 2039.

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

We plan to vigorously defend our rights under issued patents. For example, on November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court. We also intend to continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

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

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of VASCEPA. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from our clinical trials. If granted, one or more of the resulting granted patents from REDUCE-IT, for example, would expire in 2039, beyond the 2030 and 2033 expiration dates of currently issued REDUCE-IT patents. However, no assurance can be given that any of our pending patent applications will be granted or, if they grant, that they will prevent competitors from competing with VASCEPA.

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

In January 2022, we disclosed our 2022 financial outlook. Such outlook is based on estimates, assumptions and the judgment of management. Because of the inherent nature of estimates, including during the uncertainty of COVID-19’s impact on our business, we have suspended providing net revenue guidance and there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business change, our stock price could decline in value.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 37%, 28%, and 27%, respectively, of gross product sales for the year ended December 31, 2021 and represented 39%, 22%, and 35%, respectively, of the gross accounts receivable balance as of December 31, 2021. Customers A, B, and C accounted for 38%, 29%, and 25%, respectively, of gross product sales for the year ended December 31, 2020 and represented 31%, 18%, and 37%, respectively, of the gross accounts receivable balance as of December 31, 2020. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. For the fiscal years ended December 31, 2020 and 2019, we reported net losses of approximately $18.0 million, and $22.6 million, respectively, and we had an accumulated deficit as of December 31, 2021 of $1.4 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

Although we began generating revenue from VASCEPA in January 2013, we may never be consistently profitable for a full year.

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

Even though VASCEPA has been approved by the U.S. FDA for marketing in the United States for two important indications, recently received marketing authorization in Europe and is approved in smaller jurisdictions, it may not gain enough market acceptance to support consistent profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our expanded commercialization efforts in the United States and our expected commercialization efforts in Europe. If we are unable to continue to generate robust product revenues, we will not become profitable on a sustained basis in the near term and may be unable to continue operations without continued funding.

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
•
the timing, cost and level of investment in our sales and marketing efforts to support VASCEPA sales, including our recently implemented Go-to-Market strategy, and the resulting effectiveness of those efforts;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $219.5 million and short-term investment balance of $234.7 million as of December 31, 2021, will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional and educational activities, including launch activities in Europe and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

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

As of February 25, 2022, we had 396,737,811 common shares outstanding including 396,540,984 shares held as ADSs and 196,827 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Further, the United Kingdom ceased to be a member of the European Union on January 31, 2020, commonly referred to as Brexit, the 11-month implementation period ended on December 31, 2020 and a new trade deal between the United Kingdom and the European Union was agreed to on December 24, 2020. The effects of Brexit are uncertain and may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs and common shares. In particular, Brexit could lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe, which could cause the broader global financial markets to experience significant volatility. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility due to the ongoing uncertainty. Lack of clarity about future UK laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate could decrease foreign direct investment in the UK, increase costs, disrupt our business, depress economic activity and restrict our access to capital, any of which could negatively impact the price of our ADSs and common shares.

Actual or potential sales of our common shares by our employees, including members of our senior management team, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions, a number of our directors and employees, including members of our senior management team, have adopted and may continue to adopt pre-arranged stock trading plans to sell a portion of our common stock. Generally, sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our ADSs by such persons could cause the price of our ADSs to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our ADSs becoming available (or being perceived to become available) for sale in the public market could cause the market price of our

ADSs to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2021 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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

The continued uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements whether economic, tax, fiscal, legal, regulatory or otherwise.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table lists the location, use and ownership interest of our principal properties as of March 1, 2022:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	1,408
Bridgewater, New Jersey, USA	Offices	Leased	67,747
Frankfurt, Germany	Offices	Leased	1,324
Solna, Sweden	Offices	Leased	463
Zug, Switzerland	Offices	Leased	4,511

On April 12, 2019, we entered into an Office Centre Sharing Agreement for office space in Dublin, Ireland effective May 1, 2019, which has been extended for two successive one year periods, currently through April 30, 2022, and can continue to be extended automatically for successive one year periods. On July 4, 2019, we entered into an Office Centre Sharing Agreement effective October 1, 2019 for office space in Dublin, Ireland, which also has been annually extended for successive one year periods, currently through April 30, 2022, and can be extended automatically for successive one year periods. On August 1, 2020 we entered into an Office Centre Sharing Agreement effective September 14, 2020 for office space in Dublin, Ireland which was extended for one additional year through April 30, 2022, and can be extended automatically for successive one year periods. On July 6, 2021, we entered into an Office Centre Sharing Agreement for office space in Dublin, Ireland effective September 1, 2021, with month-to-month terms set to automatically renew at the end of every month. On November 6, 2021, we entered into an Office Centre Sharing Agreement for office space in Dublin, Ireland effective November 15, 2021, with month-to-month terms set to automatically renew at the end of every month.

Effective February 5, 2019, we entered into a lease agreement for approximately 67,747 square feet of office space in Bridgewater, New Jersey. The lease commenced on August 15, 2019 for an 11-year period, with two five-year renewal options.

On March 30, 2021, we entered into two Office Centre Share Agreements for office space in Frankfurt, Germany effective April 1, 2021 and July 1, 2021 which terminates on June 30, 2022 and can be extended automatically for successive one year periods. On October 4, 2021 we entered into two Office Centre Share Agreements for office space in Frankfurt, Germany effective October 15, 2021 which terminates on June 30, 2022 and can be extended automatically for successive one year periods.

On October 21, 2021, we entered into two Office Centre Share Agreements for office space in Solna, Sweden effective November 1, 2021 and December 1, 2021 which terminates on November 30, 2022 and can be extended automatically for successive one year periods.

On October 10, 2021, we entered into a lease agreement for approximately 4,511 square feet of office space in Zug, Switzerland. The lease commenced on February 1, 2022 for a 5-year period, with one five-year renewal option.

We believe that our facilities are adequate for our current and anticipated near-term needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note—8 Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ADSs are listed on The NASDAQ Global Market under the symbol “AMRN”. Each ADS represents one ordinary share.

The following table sets forth the high and low prices for our ADSs in each of the quarters over the past two fiscal years, as quoted on The NASDAQ Global Market under the symbol “AMRN.”

	Common Stock Price
	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter	$9.25	$4.80	$21.84	$3.95
Second Quarter	$6.58	$4.16	$8.46	$4.00
Third Quarter	$5.97	$3.84	$7.90	$3.36
Fourth Quarter	$5.24	$3.11	$5.57	$3.96
Shareholders

As of January 31, 2022, there were approximately 340 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

Performance Graph—5 Year

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative 5-year return provided to shareholders of our ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on December 30, 2016 and its relative performance is tracked through December 31, 2021.

Included in this 5-year time period is the substantial positive impact on the price of Amarin’s ADSs in 2018 following presentation and publication of positive REDUCE-IT results and, in late 2019, following approval by the FDA of a new indication and label expansion for VASCEPA to reduce cardiovascular risk. Also included during this 5-year period is the substantial negative impact on the price of Amarin’s ADSs in 2020 following the loss of the Company’s patent litigation and subsequent appeal. During the majority of this 5-year time period, cumulative total return for Amarin’s ADSs approximated or exceeded both the NASDAQ Composite Index and NASDAQ Biotechnology Index.

Company/Market/Peer Company	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Amarin Corporation PLC	$130.19	$429.87	$699.68	$162.66	$109.42
NASDAQ Composite Index	$128.24	$122.32	$167.31	$237.87	$290.63
NASDAQ Biotechnology Index	$121.06	$107.67	$137.61	$176.79	$170.55

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2021 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2021	4,446	$4.94
November 1 – 30, 2021	22,417	4.06
December 1 – 31, 2021	5,401	3.70
Total	32,264	$4.12

(1)
Represents shares withheld to satisfy tax withholding amounts due from employees related to the exercise or vesting of equity awards.

Taxation

The following summary contains a description of material U.S., UK and Irish federal income tax consequences of the ownership and disposition of our ordinary shares or ADSs. This summary should not be considered a comprehensive description of all the tax considerations that may be relevant to beneficial owners of ordinary shares or ADSs.

Certain Material U.S. Tax Considerations

The following is a summary of certain U.S. federal income tax considerations with respect to the ownership and disposition of ordinary shares or ADSs by a U.S. Holder (as defined below). This summary applies to you only if you hold ordinary shares or ADSs as a capital asset. This summary is based upon the U.S. Internal Revenue Code of 1986, as amended, which is referred to herein as the Code, regulations promulgated under the Code and administrative rulings and judicial decisions as in effect on the date of this Annual

Report on Form 10-K, all of which are subject to change and to differing interpretations, possibly with retroactive effect, which could result in U.S. federal income tax considerations different from those summarized below.

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
•
a corporation created or organized under the laws of the United States, any state thereof or the District of Columbia;
•
an estate the income of which is subject to U.S. federal income taxation regardless of its source; or,
•
a trust (i) that validly elects to be treated as a U.S. person for U.S. federal income tax purposes, or (ii) the administration over which a U.S. court can exercise primary supervision and all of the substantial decisions of which one or more U.S. persons have the authority to control.

Distributions

Subject to the discussion under “—Passive Foreign Investment Company,” below, the gross amount of distributions, if any, payable on ordinary shares and ADSs generally would be treated as dividend income to the extent paid out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). A U.S. Holder would be required to include the amount of such distribution in gross income as a dividend (without reduction for any income tax withheld from such distribution). Because we do not maintain calculations of our earnings and profits in accordance with U.S. federal income tax principles, U.S. Holders should assume that any distribution by us with respect to the ordinary shares and ADSs will constitute ordinary dividend income.

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

Passive foreign investment company

PFIC Rules Generally. U.S. Holders of ordinary shares and ADSs should be aware that each of Amarin and certain of its subsidiaries could constitute a PFIC for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The application of these factors depends upon our financial results for the year, which are beyond our ability to predict or control, and the application of the relevant rules is subject to legal and factual uncertainties. Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2021 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, there can be no assurance that we will not be classified as a PFIC for any taxable year.

In general terms, we will be a PFIC for any taxable year in which either (i) 75% or more of its our gross income is passive income, or the income test, or (ii) the average percentage, by fair market value, of our assets that produce or are held for the production of passive income is 50% or more, or the asset test. “Passive income” includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions.

If we are a PFIC for any year, subject to the discussion of QEF (as defined herein) and mark-to-market elections below, a U.S. taxpayer who disposes or is deemed to dispose of an ordinary share or ADS at a gain or who receives a distribution treated as an “excess distribution” on an ordinary share or ADS generally would be required to allocate such gain and distribution ratably to each day in the U.S. taxpayer’s holding period for the ordinary share or ADS in question.

The portion of any excess distributions including gains, which are treated for all purposes as excess distributions, allocated to the current taxable year or to a year prior to the first year in which we were a PFIC would be includible as ordinary income in the current taxable year. In contrast, the portion of any excess distributions allocated to the first year in the U.S. Holder’s holding period in which we were a PFIC and any subsequent year or years (excluding the current year) would be taxed at the highest marginal rate applicable to ordinary income for each year (regardless of the U.S. Holder’s actual marginal rate for that year and without reduction by any losses or loss carryforwards) and would be subject to interest charges to reflect the value of the U.S. federal income tax deferral.

In accordance with the rules above, if we are or were a PFIC at any time during the U.S. Holder’s holding period, none of the gain recognized on the sale or other disposition of an ordinary share or ADS would be eligible for the preferential long-term capital gains rate. In addition, dividends generally will not be qualified dividend income if in the year of payment or the preceding year we are a PFIC.

Certain elections may sometimes be used to reduce the adverse impact of the PFIC rules on U.S. Holders qualifying electing fund, or QEF, and mark-to-market elections, but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income.

QEF Election. The rules described above for excess distributions would not apply to a U.S. Holder if the U.S. Holder makes a timely QEF election for the first taxable year of the U.S. Holder’s holding period for ordinary shares or ADSs during which we are a PFIC and we comply with specified reporting requirements. A timely QEF election for a taxable year generally must be made on or before the due date (as may be extended) for filing the taxpayer’s U.S. federal income tax return for the year. A U.S. Holder who makes a QEF election generally must report and include in income on a current basis a pro rata share of our ordinary earnings and net capital gain for any taxable year in which we are a PFIC, whether or not those earnings or gains are distributed. A U.S. Holder who makes a QEF election must file a Form 8621 with its annual income tax return. For U.S. Holders who seek to make a QEF election, with respect to our ordinary shares or ADSs, we will make available an information statement that will contain the necessary information required for making a QEF election and permit such U.S. Holders access to certain information in the event of an audit by the U.S. tax authorities.

If a U.S. Holder does not make a QEF election for the first taxable year of the U.S. Holder’s holding period for ordinary shares or ADSs during which we are a PFIC, the QEF election will not be treated as timely and the adverse tax regime described above would apply to dispositions of or excess distributions on the ordinary shares or ADSs. In such case, a U.S. Holder may make a deemed sale election whereby the U.S. Holder would be treated as if the U.S. Holder had sold the ordinary shares or ADSs in a fully taxable sale at fair market value on the first day of such taxable year in which the QEF election takes effect. Such U.S. Holder would be required to recognize any gain on the deemed sale as an excess distribution and pay any tax and interest due on the excess distribution when making the deemed sale election. The effect of such further election would be to restart the U.S. Holder’s holding period in the ordinary shares or ADSs, subject to the QEF regime, and to purge the PFIC status of such ordinary shares or ADSs going forward.

Mark-to-Market Election. If we are or become a PFIC, a U.S. Holder of ordinary shares or ADSs may elect to recognize any gain or loss on ordinary shares or ADSs on a mark-to-market basis at the end of each taxable year, so long as the ordinary shares and ADSs, respectively, are regularly traded on a qualifying exchange. The mark-to-market election under the PFIC rules is an alternative to the QEF election. A U.S. Holder who makes a mark-to-market election generally must recognize as ordinary income all appreciation inherent in the U.S. Holder’s investment in ordinary shares or ADSs on a mark-to-market basis and may recognize losses inherent in such ordinary shares or ADSs only to the extent of prior mark-to-market gain recognition. The income and deductions entailed by the mark-to-market regime will increase and decrease the U.S. Holder’s adjusted basis in its ordinary shares or ADSs. Upon a sale or other disposition of ordinary shares or ADSs that have been marked-to-market, any gain recognized will be treated as ordinary income. The mark-to-market election must be made by the due date (as may be extended) for filing the U.S. Holder’s federal income tax return for the first year in which the election is to take effect. If a mark-to-market election is made after the first taxable year of a U.S. Holder’s holding period, any gain recognized in the year of the election will be treated like an excess distribution (as described above). Whether or not the mark-to-market election is available will depend on whether the ordinary shares or ADSs are regularly traded on a qualifying exchange and we cannot provide assurance that the ordinary shares or ADSs will be considered regularly traded (which determination is based on the volume of trading of the ordinary shares or ADSs) for all years in which we may be a PFIC.

Rules for Lower-Tier PFIC Subsidiaries. Special adverse rules apply to U.S. Holders of ordinary shares or ADSs for any year in which we are a PFIC and have a non-U.S. subsidiary that is also a PFIC, or a lower-tier PFIC. If we are or become a PFIC and a U.S. Holder does not make a QEF election (as described above) in respect of any lower-tier PFIC, the U.S. Holder could incur liability for the deferred tax and interest charge described above if (i) we receive a distribution from, or disposes of all or part of our interest in, the lower-tier PFIC or (ii) the U.S. Holder disposes of all or part of its ordinary shares or ADSs. A QEF election that is made for ordinary shares or ADSs will not apply to a lower tier PFIC, although a separate QEF election may be made with respect to a lower-tier PFIC. For U.S. Holders who seek to make a QEF election, with respect to our ordinary shares or ADSs, we will make available an information statement that will contain the necessary information required for making a QEF election with respect to any lower-tier PFIC and permit such U.S. Holders access to certain information in the event of an audit by the U.S. tax authorities. For U.S. Holders that make a mark-to-market election for Amarin, if available, no such election may be made with respect to the stock of a lower-tier PFIC that a U.S. Holder is treated as owning if such stock is not marketable. Hence, the mark-to-market election will not be effective to eliminate a U.S. Holder’s liability for the deferred tax and interest charge described above with respect to deemed dispositions of lower-tier PFIC stock or distributions from a lower-tier PFIC.

Taxpayer Reporting Obligations. A U.S. Holder’s ownership of ordinary shares or ADSs in a PFIC generally must be reported by filing Form 8621 with the U.S. Holder’s annual U.S. federal income tax return. Every U.S. Holder who is a shareholder in a PFIC must file an annual report containing the information required by the IRS.

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

Taxpayer reporting obligations

Certain U.S. Holders that hold certain foreign financial assets are required to report information relating to such assets to the IRS, subject to certain exceptions. U.S. Holders may also be required to make other tax filings with respect to their investments in our ordinary shares and ADSs, including IRS Form 926 (Return by a U.S. Transferor of Property to a Foreign Corporation). Failure to provide such information could result in significant additional taxes and penalties. U.S. Holders should consult their own tax advisors regarding potential reporting obligations.

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

Backup withholding is not an additional tax. Any amounts withheld from a payment to a holder under the backup withholding rules may be credited against the holder’s U.S. federal income tax liability, and a holder may obtain a refund of any excess amounts withheld by filing the appropriate claim for refund with the IRS in a timely manner. U.S. Holders should consult their own tax advisors regarding information reporting and potential back up withholdings.

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

An individual holder of ordinary shares or ADSs who ceases to be resident in the UK for UK tax purposes for a period of less than five years and who disposes of ordinary shares or ADSs during that period may also be liable on returning to the UK for UK capital gains tax despite the fact that the individual may not be resident in the UK at the time of the disposal.

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

Stamp duty and stamp duty reserve tax

Transfer of ADSs and ADRs representing ADSs

No UK stamp duty or stamp duty reserve tax will be payable on an instrument transferring an ADS or an American Depositary Receipt, or ADR, representing an ADS or on a written agreement to transfer an ADS or an ADR representing an ADS whether made in or outside the UK.

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

Dividends paid by us to U.S. Holders of shares or ADSs evidenced by ADRs will be exempt from DWT if, prior to the payment of such dividends, the recipient U.S. Holder delivers to us a declaration in the form prescribed by the Irish Revenue Commissioners. In addition, a certificate of residency in the form prescribed by the Irish Revenue Commissioners, will also be required if the U.S. holder is an individual.

Where DWT is withheld from dividend payments to U.S. Holders of shares or ADSs evidenced by ADRs, such U.S. Holders can apply to the Irish Revenue Commissioners claiming a full refund of DWT paid by filing a declaration in the form prescribed by the Irish Revenue Commissioners. As above, a certificate of residency in the form prescribed by the Irish Revenue Commissioners, will also be required if the U.S. holder is an individual.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and our performance. When used in this Annual Report on Form 10-K, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of VASCEPA and factors that can affect such success; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or U.S. FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this Annual Report on Form 10-K in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this Annual Report on Form 10-K represent periods or dates fixed with reference to our fiscal year ended December 31, 2021.

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our lead product, VASCEPA® (icosapent ethyl) was first approved by the U.S. FDA for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication. We launched VASCEPA in the United States in January 2013. On December 13, 2019 the U.S. FDA approved another indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the EU for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On September 13, 2021, we launched VAZKEPA in Germany, representing our first European launch. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the Brexit transition period.

VASCEPA is currently available by prescription in the U.S., Germany, Canada, Lebanon and the United Arab Emirates. We are responsible for supplying VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. Subject to commercial launches in additional countries within Europe and approval in China and Hong Kong, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below. No similar litigation involving potential generic version of VASCEPA is pending outside the United States.

United States

We commenced the commercial launch of VASCEPA in the United States in January 2013 based on the MARINE indication for VASCEPA. In October 2016, in addition to the original 1-gram capsule size, we introduced a smaller 0.5-gram capsule size. The U.S. FDA-approved dosing for VASCEPA continues to be 4 grams per day, and as expected, the majority of new and existing patients continue to be prescribed the 1-gram size VASCEPA capsule. VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. We employ various medical affairs and marketing personnel to support our commercialization of VASCEPA.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, (formerly known as West-Ward), and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of our patents covering the MARINE indication for use to reduce severely high triglyceride levels. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but we were unsuccessful. Most recently, on June 18, 2021, we were notified that our petition for writ of certiorari to the United States Supreme Court was denied.

On May 22, 2020, Hikma received U.S. FDA approval to market its generic versions of VASCEPA for the MARINE indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier ANDA litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021 we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court. We also intend to continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

On August 10, 2020, Dr. Reddy's received U.S. FDA approval to market its generic version for the MARINE indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc.'s, or Teva's, ANDA was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA. In January 2022, Apotex launched its generic version of VASCEPA with labeling that is substantially consistent with the labeling of the Hikma and Dr. Reddy's generic product, not the cardiovascular risk reduction indication.

We have continued to monitor the effect of COVID-19 and its impact on patient visits to doctors. Our level and type of promotion has varied during the pandemic based on the determination of whether the cost was justified in light of COVID-19's impact at a given time. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19, however, we cannot accurately predict when this resumption in visits to doctors will occur and, because many patients have multiple medical issues, we cannot predict the degree to which healthcare professionals will be proactive in seeking to reduce cardiovascular risk in at-risk patients when these patients resume visiting their doctors. The timing is likely to vary by geography. We resumed on a very limited basis, a direct-to-patient campaign in January 2021, including television-based promotion, digital and social media promotion to continue to grow consumer awareness of VASCEPA. In June 2021, we launched an educational campaign, It's Clear to Me Now, to help physicians and patients learn more about the differentiation between VASCEPA and fenofibrates for CV risk reduction. The differentiation is important for physicians and patients as the U.S. FDA removed use with statins for CV risk reduction from the fenofibrates' label based on a failed CV risk outcomes trial. In September 2021, we announced our Go-to-Market strategy to optimize provider engagement and drive demand for VASCEPA and contains three key strategic priorities:

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
•
Enhancing managed care access: We plan to continue working with payers in an effort to enhance our managed care position and further remove barriers to VASCEPA prescriptions to ensure that patients in need of CV risk reduction receive proper therapy. Importantly, several large Commercial and Medicare Part D payers currently cover VASCEPA as the exclusive icosapent ethyl product.
•
Optimizing VASCEPA prescriptions for CV risk reduction: Branded VASCEPA remains the only available U.S. FDA approved icosapent ethyl medication for CV risk reduction. To prevent improper generic substitution for this indication, we continue to aggressively educate critical stakeholders in the prescribing continuum to ensure proper fulfillment at each step. Additionally, we continue to evaluate various innovative solutions designed to better manage prescriptions for CV risk reduction.

As a result of our Go-to-Market strategy and our omnichannel approach, which we launched in the fourth quarter, we digitally approached a significant number of physicians across numerous digital channels. In addition, on November 1, 2021, we partnered with BlinkRx to provide patients an enhanced digital prescription fulfillment channel.

As COVID-19 protocols ease and ordinary course activities continue to resume, we will continue to adjust our promotional initiatives accordingly, including pursuit of increased face-to-face interactions with healthcare professionals and expanding various forms of direct-to-patient promotion.

We obtain data from two third parties, Symphony Health and IQVIA, who collect and report estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to determine the actual number of total prescriptions for prescription products like VASCEPA during such periods. Each vendor’s estimates utilize a proprietary projection methodology and are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Based on data from Symphony Health and IQVIA, the below chart represents the estimated number of normalized total VASCEPA prescriptions over the year ended December 31, 2021.

Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

The resulting conclusions from Symphony Health and IQVIA are rarely identical and should be viewed with caution. The previous calculations of prescription levels by these vendors can change between periods and can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. These inaccuracies have historically been most prevalent and pronounced during periods of time of inflections upward or downward in rates of use. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results. We are not responsible for the accuracy of these companies’ information and we do not receive prescription data directly from retail pharmacies.

Europe

In December 2019, we announced that the EMA validated the marketing authorization application seeking approval for VAZKEPA. The validation confirmed the submission was sufficiently complete for the EMA to begin its review. In August 2020, we announced our plans to launch VAZKEPA in major markets in Europe through our own European sales and marketing team. Such an approach allows us to retain substantially all of the economic potential of VAZKEPA in Europe and helps ensure that VAZKEPA would get the highest level of priority and focus. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the EU for the reduction of risk of cardiovascular events in patients at high cardiovascular risk, under the brand name VAZKEPA. On March 26, 2021, the EC granted approval of the marketing authorization application in the EU.

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, we have filed ten dossiers in European countries, including in all of the largest countries in Europe, and expect to file additional dossiers in Europe and select other parts of the world in the first half of 2022. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Additionally, we are continuing to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe.

On September 1, 2021, VAZKEPA was made available in Germany and was included in the country's electronic prescribing system as of October 1, 2021. The commercial launch in Germany was accompanied by a scientific conference in Berlin titled, “New therapeutic strategies for residual CV risk management,” which highlighted the scientific underpinnings and clinical benefits of VASCEPA/VAZKEPA in reducing cardiovascular risk. We are building a digitally native commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which will also be utilized as other countries throughout Europe are launched.

In order to launch impactfully in other countries throughout Europe we are building a core team of experienced professionals and a highly capable commercial team involved with pre-launch planning and other commercial preparation activities and are leveraging third-party relationships for various support activities. In Europe, patients at high risk for cardiovascular disease tend, in contrast to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies as compared to the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States. In Europe, VAZKEPA has the benefit of ten years of market protection, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039.

Rest of World

China

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (>500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 gram per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong have commenced. The National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China in the second half of 2022. The Hong Kong Department of Health is evaluating VASCEPA based on current approvals in the United States and Canada. The review process in Hong Kong is expected to conclude in the second half of 2022.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2018	April 2021	—
Bahrain	April 2021	—	—
Kuwait	December 2021	—	—

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for VASCEPA. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020 HLS obtained a regulatory exclusivity designation and launched commercially in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. HLS also received notification by the Patented Medical Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We plan to continue to assess other potential partnership opportunities for VASCEPA with partners outside of the United States and Europe with the intention of partnering in all other international markets. Our plan is to file three waves of regulatory submissions for approval of VASCEPA in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. We have initiated the first wave of regulatory filings in 2022 and in February 2022 obtained acceptance of VASCEPA for regulatory review in Australia and Israel.

Research and Development

Since its inception in 2011, conduct of the REDUCE-IT cardiovascular outcomes study of VASCEPA has been the centerpiece of our research and development. Most of our other research and development during this period also pertained to VASCEPA, including study of the mechanism of action of the single active ingredient in VASCEPA, icosapent ethyl. The REDUCE-IT study was conducted based on a special protocol assessment, or SPA, agreement with the U.S. FDA. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the United States and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study. The REDUCE-IT study topline results were made public in September 2018, and the primary results of the REDUCE-IT study were presented at the 2018 Scientific Sessions of the AHA on November 10, 2018 with such results concurrently published in The New England Journal of Medicine. The total (first and subsequent) cardiovascular events results of the REDUCE-IT study were presented at the American College of Cardiology’s 68th Annual Scientific Session in March 2019 and concurrently published in the Journal of the American College of Cardiology.

The U.S. FDA granted Priority Review designation to our March 2019 sNDA seeking an expanded indication for VASCEPA in the United States based on the positive results of the REDUCE-IT study. The U.S. FDA grants Priority Review designation to applications for drugs that, if approved, have the potential to offer significant improvements in the effectiveness and safety of the treatment of serious conditions when compared to standard applications. In November 2019, the U.S. FDA held an EMDAC meeting to review the REDUCE-IT sNDA. The EMDAC voted unanimously (16-0) to recommend approval of an indication and label expansion for VASCEPA to reduce cardiovascular events in high-risk patients based on the REDUCE-IT results. On December 13, 2019, the U.S. FDA approved an indication and related label expansion based on REDUCE-IT. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy to reduce the risk of myocardial infarction, stroke, coronary revascularization, and unstable angina requiring hospitalization in adult patients with elevated TG levels (≥150 mg/dL) and either established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease. Reflecting the robust results of the clinical development program for VASCEPA, no additional post-approval clinical study or other special post-approval requirement (as often seen with other drug approvals) was requested by the U.S. FDA in conjunction with its approval of VASCEPA.

Based on REDUCE-IT results, as of the date of the filing of this Annual Report on Form 10-K, 26 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines which were newly received during the fourth quarter of 2021 through the filing date of this Annual Report on Form 10-K as listed below:

•
The Polish Cardiac Society Working Group on Cardiovascular Pharmacotherapy, or SFSN PTK, published a consensus statement on the management of dyslipidemia. The statement by SFSN PTK recommends 4g of EPA, icosapent ethyl, daily in combination with statins for patients with TG levels 135–499 mg/dL in the high- and very-high-risk categories. The statement mentions that based on the REDUCE-IT study, 2g of icosapent ethyl twice daily in combination with statins significantly reduced the risk of CV events and lowered TG levels. SFSN PTK acknowledges that icosapent ethyl is not approved for use in Poland and data from REDUCE-IT cannot be extrapolated to other doses and formulation of omega-3s.
•
The Diabetes CardioRenal Metabolic Diseases, or DCRM, Task Force published practice recommendations for the management of DCRM. The practice recommendation recommends icosapent ethyl, VASCEPA, for the primary prevention of myocardial infarction, coronary artery disease, or stroke in patients with diabetes and for secondary prevention of these events in those with and without diabetes. DCRM further states that based on evidence from

REDUCE-IT, adding IPE to statin therapies further reduces the risk of ASCVD events in patients with TG levels 135–500 mg/dL (1.5–5.7 mmol/L) who have ASCVD or diabetes plus 2 major ASCVD risk factors.
•
The AHA issued a scientific statement on the comprehensive management of CV risk factors for adults with type 2 diabetes. The AHA statement recommends patients with diabetes and ASCVD or patients with diabetes at high risk for ASCVD with serum TG levels of 135–500 mg/dL despite maximally tolerated statin therapy, and addressing contributory factors including lifestyle modification, prescription IPE at a dose of 4 grams/day should be considered given the 30% additional CV risk reduction in the REDUCE-IT trial. AHA further states that for primary prevention in type 2 diabetes, a moderate-intensity statin should be considered based on age, absolute ASCVD risk, or the presence of risk-enhancing factors. Non-statin therapies including ezetimibe, PCSK9 inhibitors, IPE, bile acid resins, and fibrates should be considered after thorough evaluation of risk, LDL-C level after optimal statin therapy, and presence of hypertriglyceridemia.

Based on our current understanding of the biological effects of a COVID-19 infection, including that patients at high risk of cardiovascular disease are at higher risk of mortality and severe effects from a COVID-19 infection, and based on data related to the mechanism of action and effects of VASCEPA in lowering cardiovascular risk in certain high-risk patients, we believe that VASCEPA could play a beneficial clinical role in helping patients infected by the virus. We have supported investigator initiated studies by providing study drug product and limited financial support to investigators in multiple pilot studies designed to better understand the potential of VASCEPA and its potentially beneficial role. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the first study of VASCEPA in COVID-19 infected outpatients, CardioLink-9. On August 31, 2021 and November 16, 2021, we announced the results from the PREPARE-IT-1 and PREPARE-IT-2 studies on the effects of VASCEPA reducing COVID-19 infections and hospitalizations, respectively, neither of which met the primary and/or other endpoints studied. If the results of the other pilot study is positive, we will evaluate whether additional studies will be appropriate. The clinical effects of VASCEPA are multi-factorial. Multiple mechanisms of action associated with VASCEPA from clinical and mechanistic studies support the rationale to study its effects in patients with the COVID-19 infection. Additional postulated mechanisms that might play a role in the use of VASCEPA in the patients infected with COVID-19 include potential antiviral/antimicrobial effects, fibrosis and cardiac damage mitigation in animal models and anti-inflammatory effects (acute) in pulmonary/lung tissue.

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

During 2021, we added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results. The REDUCE-IT STROKE analyses examined stroke rates across the enrolled patient population, noting a relative risk reduction in strokes and ischemic stroke of 28% and 36%, respectively. The REDUCE-IT HEART FAILURE analyses examined the effects of icosapent ethyl on the incidence of the new heart failure by achieved on-treatment serum EPA levels, with further testing needed. We also analyzed the effect of VASCEPA on patients with prior myocardial infarction to determine if treatment reduced further ischemic events in those subjects, noting VASCEPA reduced first and total primary endpoints by 26% and 35%, respectively. Finally, we analyzed the effects of VASCEPA on patients with prior peripheral artery diseases to determine if it reduced further ischemic events, noting VASCEPA reduced first and total primary endpoints by 32%.

On January 10, 2022, we announced that we have initiated development of a fixed dose combination product that has both icosapent ethyl and a statin.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. While our current supply chain is scalable, we continue efforts to expand, diversify and further enhance it.

Impact of COVID-19

As of December 31, 2021, according to CDC data, approximately 60% of the U.S. population has been fully vaccinated, which does not include a booster shot, and approximately 75% of the U.S. population has received at least one dose of a vaccine. While according to CDC data, the population's vaccination rate has increased, the number of new cases increased at the end of 2021 and into early 2022, driven by the Omicron variant.

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choosing to not get blood tests which the results of these tests provide useful information to the treatment of cardiovascular risk. These limitations have had a significant impact on slowing VASCEPA prescription and revenue growth. Although some of these restrictions were lifted throughout parts of 2021, in light of the increase in cases in the fourth quarter of 2021 due to the Omicron variant and despite the prevalence of the vaccines, many restrictions have been put back in place and access remains variable and challenging due to COVID-19. While COVID-19 continues to impact our promotion of VASCEPA, we have seen signs of improvement in access to face-to-face interactions with healthcare providers.

In the United States, prior to the recent surge at the end of 2021, at-risk patients increasingly resumed visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19 and we anticipate that to continue when the current surge in cases decreases. We continued to adjust our promotional initiatives throughout 2021 and plan to adjust throughout 2022, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-patient promotion based on COVID-19 protocols that are in place.

In Europe, the rapid spread of the Omicron variant throughout Europe has led to a significant increase in COVID-19 related patients for healthcare professionals and hospitals. This has limited our access to and ability to directly promote VAZKEPA to healthcare professionals. We continue to explore other avenues, including digital, to reach and engage healthcare professionals despite the current restrictions and challenges.

Thus far, while COVID-19 has created some added logistical challenges regarding supply deliveries, these challenges have been manageable and COVID-19 has not materially impacted our ability to secure and deliver supply of VASCEPA. And, thus far, COVID-19 is not known to have significantly impacted ongoing clinical trials of VASCEPA.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. We are actively monitoring the situation and evaluating the pandemic's effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. We may take precautionary and preemptive or reactive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to VASCEPA.

Management Succession Plans

As announced in April 2021, effective August 1, 2021, John Thero retired from his positions as President and Chief Executive Officer and member of our board of directors and is now providing phased transitional and consulting services to us. Effective August 1, 2021, our board of directors appointed Karim Mikhail, previously our Senior Vice President, Commercial Head Europe, to succeed Mr. Thero as our President and Chief Executive Officer, as well as, a member of our board of directors. In addition, we have announced the appointment of Laurent Abuaf as our new Senior Vice President, and President of Europe to fill the opening left by Mr. Mikhail's promotion. Effective August 1, 2021, Joseph Kennedy retired from his position of Executive Vice President and General Counsel. Our search to hire a new General Counsel was completed with Jason Marks joining the Company in August 2021, in the role of Senior Vice President and Chief Legal Officer with Mr. Kennedy supporting this transition and providing consulting support on certain legal matters.

In addition, we announced that Per Wold-Olsen joined our board of directors on January 10, 2022.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. During the years ended December 31, 2021 and 2020, our Product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both of the years ended December 31, 2021 and 2020 was up to $150 per 30-day prescription filled and up to $450 per 90-day prescription filled.

Outside of the United States, currently the majority of our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from product sales to our international commercial partners are recognized when the commercial partners obtain control of our product, which occurs at a point in time, typically upon delivery to the commercial partner. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly. We also derive product revenue from sales of our product to a limited number of wholesalers in Europe, most of whom in turn resell the product to pharmacies for purposes of their reselling the product to fill patient prescriptions. Currently the majority of our product revenue is derived from direct sales of VASCEPA in the United States.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our September 2021 Go-to-Market strategy implementation, which consists of severance pay, incentive compensation, insurance benefits and stock-based compensation expense.

Interest and other (expense) income, net. Interest expense primarily consists of interest incurred under our December 2012 royalty-bearing instrument financing arrangement, which was calculated based on an estimated repayment schedule and was paid in full in 2020. Interest income consists of interest earned on our cash and cash equivalents, as well as our short term and long-term investments. Other (expense) income, net, consists primarily of foreign exchange losses and gains.

Income tax (provision) benefit. Income tax (provision) benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the year-ended December 31, 2021 and 2020 are not more likely than not to be realized. On March 27, 2020, the CARES Act was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Note 2—Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—In accordance with GAAP, under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which we adopted on a modified retrospective basis effective January 1, 2018, we recognize revenue when our distributors obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a Distributor; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the Distributor. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We recognized Total revenue, net of $583.2 million and $614.1 million during the years ended December 31, 2021 and 2020, respectively. For a complete discussion of our accounting for net product revenue and licensing and royalty revenues, which make up Total revenue, net, see Note 2—Significant Accounting Policies.

We sell VASCEPA principally to a limited number of distributors that in turn resell VASCEPA to retail pharmacies that subsequently resell it to patients and healthcare providers.

We began recognizing revenue from the sale of VASCEPA following our commercial launch in the United States in January 2013. Prior to 2013, we recognized no revenue from VASCEPA sales. In accordance with GAAP, we recognize revenue when the Distributor obtains control of our product, which occurs at a point in time, typically upon delivery to the Distributor. We recognized Product revenue, net of $580.3 million and $607.0 million based on sales to distributors during the years ended December 31, 2021 and 2020, respectively.

We have written contracts with our distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost that we charge our distributors for VASCEPA. We estimate our Product revenue, net by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual information, historical data, known trends, and levels of inventory in the distribution channel. We rely on resale data provided by our distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5%

change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and twelve months ended December 31, 2021 and 2020.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2021, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of VASCEPA. Based on our assessment, we concluded that all of our net deferred tax assets are not more likely than not to be realizable as of both December 31, 2021 and 2020. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2021 and 2020. For a comparison of our results of operations and financial condition for fiscal years 2020 and 2019, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K, filed with the SEC on February 25, 2021.

Comparison of Fiscal Years Ended December 31, 2021 and December 31, 2020

Total revenue, net. We recorded total revenue, net, of $583.2 million and $614.1 million during the years ended December 31, 2021 and 2020, respectively, a decrease of $30.9 million, or 5%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in Germany and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $20.2 million decrease in U.S. product revenue, a decrease of $6.5 million in net product revenue from sales of VASCEPA outside of the United States and a $4.2 million decrease licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $580.3 million and $607.0 million during the years ended December 31, 2021 and 2020, respectively, a decrease of $26.7 million, or 4%. This decrease was driven primarily by volume of VASCEPA sales to our customers in the United States, which was adversely impacted by generic availability in the U.S., as well as timing of sales outside the U.S., as further described below.

•
Generics in the U.S. - Inclusive of generic icosapent ethyl, based on prescription levels reported by Symphony Health, the icosapent ethyl market increased for the year ended December 31, 2021 by 11% as compared to the year ended December 31, 2020. Based on the available data from Symphony Health, generic prescriptions of icosapent ethyl for the year ended December 31, 2021 were approximately 15% of the total icosapent ethyl prescriptions, which includes the second generic entrant into the market, Dr. Reddy's, late in the second quarter of 2021 providing additional generic supply, further impacting the volume of branded sales during the year ended December 31, 2021. Product revenue, net in the fourth quarter of 2021 was flat as compared to the third quarter of 2021, following the launch of our Go-to-Market strategy which was announced on September 22, 2021.

We will continue to monitor the generic prescription market in the U.S. and will vigorously protect our cardiovascular risk reduction patents, as deemed appropriate. In addition, based on available information, we believe that a significant number of icosapent ethyl prescriptions in the U.S. have gone unfilled during 2021, due to general market disruption of order fulfillment processes. These processes at the pharmacy level have favored generic products in that in anticipation of receiving generic supply, in certain circumstances pharmacists have opted to wait to fill prescriptions with generic product by ordering product for later fulfillment. In the case of icosapent ethyl, in many U.S. markets, generic product has been delayed or unavailable. In addition, we have heard multiple reports of patients finding that the generic product is more expensive than they have historically paid for the branded product resulting in their refusal to fill their prescriptions.

•
In addition, we recognized net product revenue of approximately $2.4 million and $8.9 million as of December 31, 2021 and 2020, respectively for VASCEPA sales outside of the United States, primarily as a result of an initial order to ensure availability of adequate product supply for the launch of VASCEPA in Canada in 2020. We also recognized product revenue of $0.7 million related to VAZKEPA sales in Europe, where the launch of VAZKEPA occurred at the end of the third quarter of 2021.

Despite the generic competition in the U.S., including a third generic entrant in January 2022, we remain confident that the patient need for VASCEPA is high. We believe that our U.S. Go-to-Market strategy began showing early signs of positive results in the fourth quarter of 2021. We will continue to work closely with payers to ensure that VASCEPA maintains a net cost advantage compared to generic icosapent ethyl products. We have partnered with BlinkRx, a unique patient solution, to provide an enhanced, digital first prescription fulfillment channel. As a result of the continued uncertainty of the global impact of COVID-19, the impact of generic competition in the U.S. and challenges for most drugs seeking market access in Europe, we are not providing revenue guidance at this time. We will consider resuming revenue guidance when there is greater clarity on the impact of these items.

Licensing and royalty revenue. Licensing and royalty revenue during the years ended December 31, 2021 and 2020 was $2.9 million and $7.0 million, respectively, a decrease of $4.2 million, or 59%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•
Edding – a $15.0 million up-front payment received in February 2015 and a $1.0 million milestone payment achieved in March 2016.
•
HLS – a $5.0 million up-front payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following U.S. FDA approval of another indication and label expansion in December 2019, and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020.

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

Cost of goods sold. Cost of goods sold during the years ended December 31, 2021 and 2020 was $121.3 million and $131.4 million, respectively, a decrease of $10.1 million, or 8%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2021 and 2020 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2022 to be similar to or modestly lower than 2021. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the years ended December 31, 2021 and 2020 was 79% and 78%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2021 and 2020 was $408.3 million and $463.3 million, respectively, a decrease of $55.0 million, or 12%. Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 are summarized in the table below:

	Year Ended December 31,
In thousands	2021	2020
Selling expense (1)	$266,474	$350,648
General and administrative expenses (2)	109,555	73,419
Non-cash stock-based compensation expense (3)	32,305	39,245
Total selling, general and administrative expense	$408,334	$463,312

(1)
Selling expense for the years ended December 31, 2021 and 2020 was $266.5 million and $350.6 million, respectively, a decrease of $84.2 million, or 24%. This decrease is primarily due to a decrease in marketing and direct-to-consumer promotions in 2021, as a result of the impact of COVID-19 and our focus on improving the profitability of our operations in the United States. The decrease also includes a reduction in costs associated with our Go-to-Market strategy resulting in decreased promotional initiatives, reduced travel and a decrease in our sales force.

(2)
General and administrative expense for the years ended December 31, 2021 and 2020 was $109.6 million and $73.4 million, respectively, an increase of $36.1 million, or 49%. This increase is primarily due to increased personnel costs related to preparing for and commencing expansion into Europe.
(3)
Non-cash stock-based compensation expense for the years ended December 31, 2021 and 2020 was $32.3 million and $39.2 million, respectively, a decrease of $6.9 million, or 18%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe and the reversal of expense associated with the reduction in U.S. field force.

We are investing in building an appropriate foundation for the successful launch of VAZKEPA throughout Europe, advancing regulatory filings internationally and continuing our orchestrated omnichannel engagement for VASCEPA in the U.S. As a result, we will continue to evaluate all of our spending commitments and priorities as well as adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and U.S. generic competition.

Research and Development Expense. Research and development expense for the years ended December 31, 2021 and 2020 was $29.3 million and $39.0 million, respectively, a decrease of $9.7 million, or 25%. Research and development expenses for the years ended December 31, 2021 and 2020 are summarized in the table below:

	Year Ended December 31,
In thousands	2021	2020
REDUCE-IT study (1)	$3,607	$10,777
Regulatory filing fees and expenses (2)	1,441	2,651
Internal staffing, overhead and other (3)	19,932	18,963
Research and development expense, excluding non-cash expense	24,980	32,391
Non-cash stock-based compensation expense (4)	4,327	6,568
Total research and development expense	$29,307	$38,959

(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the years ended December 31, 2021 and 2020 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
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

We anticipate our research and development expenses to significantly increase in 2022 primarily due to our initiative to reduce residual cardiovascular risk by developing a fixed dose combination of VASCEPA and a statin.

Restructuring expense. Restructuring expense for the years ended December 31, 2021 and 2020 was $13.7 million and nil, respectively. The charge is due to the launch of the Go-to-Market strategy announced on September 22, 2021, which primarily related to the reduction of our U.S. field force to approximately 300 sales professionals. Refer to Note 2 Significant Accounting Policies for additional information.

Interest Income, net. Net interest income for the years ended December 31, 2021 and 2020 was $1.1 million and $2.3 million, respectively, a decrease of $1.2 million, or 52%. Net interest income for the years ended December 31, 2021 and 2020 is summarized in the table below:

	Year ended December 31,
In thousands	2021	2020
Debt from royalty-bearing instrument (1):
Cash interest	$—	$(1,614)
Non-cash interest	—	(635)
Total debt from royalty-bearing instrument interest expense	—	(2,249)
Other interest expense	(129)	(356)
Total interest expense	(129)	(2,605)
Interest income (2)	1,220	4,901
Total interest income, net	$1,091	$2,296

(1)
Cash and non-cash interest expense related to the December 2012 royalty-bearing instrument for the years ended December 31, 2021 and 2020 was nil and $2.2 million, respectively. In November 2020, we made the final payment on our royalty-bearing instrument and, as a result, no interest from this instrument was incurred in 2021.
(2)
Interest income for the years ended December 31, 2021 and 2020 was $1.2 million and $4.9 million, respectively. Interest income represents income earned on cash and investment balances. The decrease is a result of COVID-19 and the related economic conditions, including a reduction in interest rates in 2021 as compared to the prior year, resulting in a decrease in interest income, as well as, an overall decrease in our short-term and long-term investment balance during 2021.

Other (expense) income, net. Other (expense) income, net, for the year ended December 31, 2021 and 2020 was expense of $0.3 million and income of $0.1 million, respectively. Other (expense) income, net, in the years ended December 31, 2021 and 2020 primarily consists of gains and losses on foreign exchange transactions.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2021 and 2020 was $3.6 million and $0.7 million, respectively. The increase in the provision for income taxes is due to a change in geographic mix of pre-tax income as well as an increase in our uncertain tax positions.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of December 31, 2021 are approximately $490.0 million, with no debt. Our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $223.4 million, short-term investments of $234.7 million and long-term investments of $35.0 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2021	2020	2019
Cash (used in) provided by:
Operating activities	$(66.5)	$(21.7)	$(9.4)
Investing activities	104.1	(377.0)	(2.5)
Financing activities	(5.1)	(58.9)	409.6
Increase (decrease) in cash and cash equivalents and restricted cash	$32.5	$(457.6)	$397.7

Net cash used in operating activities during 2021 compared to 2020 increased primarily as a result of a decrease in product sales as well as due to costs associated with our expansion into Europe.

Net cash provided by investing activities during the year ended December 31, 2021 is due to the proceeds from the maturity of our investment-grade interest bearing instruments of $394.3 million, partially offset by our purchase of approximately $290.2 million of securities during 2021. Net cash used in investing activities during the year ended December 31, 2020 is as a result of our purchasing approximately $678.7 million investment-grade interest bearing instruments during 2020, partially offset by $302.0 million in proceeds from the maturity and sale of securities.

Net cash used in financing activities during the year ended December 31, 2021 is primarily as a result of costs associated with our stock compensation plan. Net cash used in financing activities during the year ended December 31, 2020 primarily reflects the payments made on our royalty-bearing instrument with CPPIB, with the final payment made in the fourth quarter of 2020.

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

As of December 31, 2021, we had net accounts receivable of $163.7 million and inventory of $355.9 million. We have incurred annual operating losses since our inception until this year and, as a result, we had an accumulated deficit of $1.4 billion as of December 31, 2021. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, promotional activities under our Go-to-Market strategy and the impact from COVID-19 on our operations and those of our customers, the generic competition in the United States as a result of our ANDA litigation and commercialization of VAZKEPA in Europe.

We believe that our cash and cash equivalents of $219.5 million as of December 31, 2021 together with our short-term investments of $234.7 million as of December 31, 2021, will be sufficient to fund our projected operations for at least twelve months and is adequate to achieve positive cash flow from VASCEPA based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. Our portfolio of held-to-maturity investments as of December 31, 2021 was composed of U.S. Treasury securities, commercial paper, corporate, CD and asset-backed securities and other government-related securities. At December 31, 2021 and 2020, we had short-term investments and long-term investments of $269.7 million and $376.4 million, respectively. We invest funds to have a continuous inflow of cash from diversified short-term and long-term investments, consisting primarily of investment grade securities. A hypothetical 10 percent change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the balance and diversified investment portfolio.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Ernst & Young LLP (PCAOB ID 42), our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2021. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

March 1, 2022

Item 9B. Other Information

Entry into Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Consistent with such regulation, our policy permits such plans to be entered into only when that person confirms they are not in possession of material non-public information. Our policy also requires a waiting period after a trading plan is created before shares can be traded under the plan. Our open trading windows are established in consultation with legal counsel. We have been from time to time advised that a number of our directors and employees, including members of our senior management team, and investment funds associated with such persons, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. It is not our policy to publicly disclose the terms of these private trading plans. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2022 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2022 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2022 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2022 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2022 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) For a list of the financial statements included herein, see Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibit Index

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Articles of Association of the Company	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as Exhibit 3.1	August 8, 2013

4.1

Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder

		Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.1	February 29, 2012

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.4	February 29, 2012

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K for the year ended December 31, 2019, as Exhibit 4.7	February 25, 2020

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.1	August 8, 2012

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.2	August 8, 2012

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10.5	February 28, 2013

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.2	August 6, 2015

10.8	Amendment No.6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 4.1	August 2, 2017

10.9	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, as Exhibit 10.44	March 16, 2011

10.10	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.3	February 29, 2012

10.11	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.4	February 29, 2012

10.12	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.5	February 29, 2012

10.13	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.64	February 27, 2018

10.14	2020 Stock Incentive Plan*	Current Report on Form 8-K dated July 13, 2020, as Exhibit 10.1	July 14, 2020

10.15	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.2	November 5, 2020

10.16	Form of Non-Qualified Stock Option Award Agreements*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.3	November 5, 2020

10.17	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.4	November 5, 2020

10.18	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.5	November 5, 2020

10.19	Form of Deferred Restricted Stock Unit for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.6	November 5, 2020

10.20	Amarin Corporation plc Executive Severance and Change of Control Plan*	Current Report on Form 8-K dated January 28, 2021, as Exhibit 10.1	January 29, 2021

10.21	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, Grafenauweg 8, 6300 Zug, dated April 12, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.4	April 29, 2021

10.22	Employment Agreement between Jason Marks and Amarin Corporation plc, dated July 19, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as Exhibit 10.1	November 3, 2021

10.23	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Registration Statement on Form F-1, as Exhibit 10.1	February 28, 2012

10.24	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.2	August 6, 2015

10.25	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Registration Statement on Form S-8, as Exhibit 4.2	March 16, 2012

10.26	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, as Exhibit 10.1	June 30, 2016

10.27	Employment Agreement, dated April 20, 2018, by and between Amarin Corporation plc and Aaron Berg*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as Exhibit 10.1	May 1, 2019

10.28	Letter Agreement with John Thero, dated January 10, 2014*	Current Report on Form 8-K dated January 8, 2014, as Exhibit 10.1	January 10, 2014

10.29	Amendment, dated July 6, 2015, to Letter Agreement with John Thero, dated January 10, 2014*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.3	August 6, 2015

10.30	Transitional Services and Separation Agreement between John Thero and Amarin Corporation plc, dated April 12, 2021*	Current Report on Form 8-K dated April 12, 2021, File No. 0-21392, as Exhibit 10.1	April 12, 2021

10.31	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, as Exhibit 10.5	December 23, 2011

10.32	Amendment, dated July 6, 2015, to Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.1	August 6, 2015

10.33	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Registration Statement on Form S-8, as Exhibit 4.1	March 16, 2012

10.34	Transitional Services and Separation Agreement between Joseph Kennedy and Amarin Corporation plc, dated April 28, 2021*	Current Report on Form 8-K dated April 28, 2021, as Exhibit 10.1	April 29, 2021

10.35	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. **	Filed herewith

10.36	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 **	Filed herewith

10.37	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 **	Filed herewith

10.38	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP **	Filed herewith

10.39	Consent and Waiver, dated December 20, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Corporation PLC, BioPharma Secured Debt Fund II Holdings Cayman LP and Pharmakon Advisors LP	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.66	February 27, 2018

10.40	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as Exhibit 10.1	May 9, 2014

10.41	First Amendment to the Co-Promotion Agreement of March 31, 2014 dated July 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc., and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 10.1	August 2, 2017

10.42

Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as Exhibit 10.1	May 8, 2015

10.43	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.67	February 27, 2018

10.44	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.68	February 27, 2018

10.45	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 10.69	February 27, 2019

10.46	Online Office Agreement, dated as of April 12, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as Exhibit 10.2	July 31, 2019

10.47	Office Service Agreement, dated as of April 12, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as Exhibit 10.3	July 31, 2019

10.48	Online Office Agreement, dated as of July 3, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as Exhibit 10.4	July 31, 2019

10.49	Online Office Renewal Agreement dated as of June 26, 2020, by and between Amarin Pharamecueticals Ireland Limited and Regus CME Irelnad Limited	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.7	November 5, 2020

10.50	Online Office Renewal Agreement dated as of August 30, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.8	November 5, 2020

10.51	Online Office Renewal Agreement dated as of February 1, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as Exhibit 10.1	April 30, 2020

10.52	Online Office Agreement dated as of March 30, 2021, by and between Amarin Germany GmbH and Regus	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.1	April 29, 2021

10.53	Online Office Agreement dated as of March 30, 2021, by and between Amarin Germany GmbH and Regus	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.2	April 29, 2021

10.54	English Summary of German Language Commercial Lease Agreement dated October 10, 2021, by and between Amarin Switzerland GmbH and Zug Estates AG	Filed herewith

10.55	Online Office Agreement dated October 21, 2021, by and between Amarin Switzerland GmbH and Regus	Filed herewith

10.56	Online Office Agreement dated October 21, 2021, by and between Amarin Switzerland GmbH and Regus	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on the signature page(s) hereto

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)	Filed herewith

†† Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

** Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

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
Karim Mikhail
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2022

We, the undersigned officers and directors of the Registrant hereby severally constitute and appoint Karim Mikhail, Michael W. Kalb and Jason Marks, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Karim Mikhail Karim Mikhail	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2022

/s/ Michael W. Kalb Michael W. Kalb	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Director	March 1, 2022

/s/ Patrick O’Sullivan Patrick O’Sullivan	Director	March 1, 2022

/s/ Kristine Peterson Kristine Peterson	Director	March 1, 2022

/s/ David Stack David Stack	Director	March 1, 2022

/s/ Jan van Heek Jan van Heek	Director	March 1, 2022

/s/ Per Wold-Olsen	Director	March 1, 2022
Per Wold-Olsen

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director	March 1, 2022

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Product Return Reserve Estimate
Description of the Matter

At December 31, 2021, the Company recorded a liability for product returns totaling $8.1 million. As discussed in Note 14 of the financial statements, the Company sells its product to distributors that in turn resell the product to retail pharmacies for subsequent sale to patients and healthcare providers. The Company estimates variable consideration resulting from product returns based on quantitative and qualitative data from various internal and external sources.

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

Iselin, New Jersey

March 1, 2022

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$219,454	$186,964
Restricted cash	3,918	3,915
Short-term investments	234,674	313,969
Accounts receivable, net	163,653	154,574
Inventory	234,676	188,864
Prepaid and other current assets	22,352	30,947
Total current assets	878,727	879,233
Property, plant and equipment, net	1,425	2,016
Long-term investments	34,996	62,469
Long-term inventory	121,254	—
Operating lease right-of-use asset	7,660	8,054
Other long-term assets	456	432
Intangible asset, net	23,547	13,817
TOTAL ASSETS	$1,068,065	$966,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114,922	$105,876
Accrued expenses and other current liabilities	253,111	198,641
Current deferred revenue	2,649	2,926
Total current liabilities	370,682	307,443
Long-Term Liabilities:
Long-term deferred revenue	14,060	15,706
Long-term operating lease liability	8,576	9,153
Other long-term liabilities	7,648	6,214
Total liabilities	400,966	338,516
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 404,084,775 shares issued, 396,598,008 shares outstanding at December 31, 2021; 398,425,000 shares issued, 392,538,081 shares outstanding at December 31, 2020	294,027	290,115
Additional paid-in capital	1,855,246	1,817,649
Treasury stock; 7,486,767 shares at December 31, 2021; 5,886,919 shares at December 31, 2020	(60,726)	(51,082)
Accumulated deficit	(1,421,448)	(1,429,177)
Total stockholders’ equity	667,099	627,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,068,065	$966,021

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Product revenue, net	$580,320	$607,025	$427,391
Licensing and royalty revenue	2,867	7,035	2,364
Total revenue, net	583,187	614,060	429,755
Less: Cost of goods sold	121,327	131,444	96,019
Gross margin	461,860	482,616	333,736
Operating expenses:
Selling, general and administrative	408,334	463,312	323,623
Research and development	29,307	38,959	34,392
Restructuring	13,717	—	—
Total operating expenses	451,358	502,271	358,015
Operating income (loss)	10,502	(19,655)	(24,279)
Interest income	1,220	4,901	8,499
Interest expense	(129)	(2,605)	(6,626)
Other (expense) income, net	(302)	104	(75)
Income (Loss) from operations before taxes	11,291	(17,255)	(22,481)
Provision for income taxes	(3,562)	(745)	(164)
Net income (loss)	7,729	(18,000)	(22,645)
Earnings (loss) per share:
Basic	$0.02	$(0.05)	$(0.07)
Diluted	$0.02	$(0.05)	$(0.07)
Weighted average shares outstanding:
Basic	395,992	381,759	342,538
Diluted	402,480	381,759	342,538

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	289,317,460	329,110,863	(3,260,850)	$21,850	$246,663	$1,282,762	$(10,413)	$(1,388,532)	$152,330
Issuance of common stock, net of transaction costs	—	25,555,556	—	—	15,879	424,229	—	—	440,108
Issuance of common stock under employee stock purchase plan	—	123,031	—	—	79	2,086	—	—	2,165
Issuance of common stock for milestone payment	—	257,713	—	—	173	6,043	—	—	6,216
Exercise of stock options	—	5,997,919	—	—	3,876	20,602	—	—	24,478
Vesting of restricted stock units	—	3,969,811	(1,650,142)	—	2,503	(2,503)	(25,487)	—	(25,487)
Stock-based compensation	—	—	—	—	—	31,098	—	—	31,098
Loss for the period	—	—	—	—	—	—	—	(22,645)	(22,645)
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Conversion of Series A Convertible Preferred Stock, net	(289,317,460)	28,931,746	—	(21,850)	18,020	3,326	—	—	(504)
Issuance of common stock under employee stock purchase plan	—	347,153	—	—	225	1,732	—	—	1,957
Exercise of stock options	—	1,623,460	—	—	1,062	4,096	—	—	5,158
Vesting of restricted stock units	—	2,507,748	(975,927)	—	1,635	(1,635)	(15,182)	—	(15,182)
Stock-based compensation	—	—	—	—	—	45,813	—	—	45,813
Loss for the period	—	—	—	—	—	—	—	(18,000)	(18,000)
December 31, 2020	—	398,425,000	(5,886,919)	$—	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Issuance of common stock under employee stock purchase plan	—	399,286	—	—	275	1,375	—	—	1,650
Exercise of stock options	—	1,203,845	—	—	827	2,094	—	—	2,921
Vesting of restricted stock units	—	4,056,644	(1,599,848)	—	2,810	(2,810)	(9,644)	—	(9,644)
Stock-based compensation	—	—	—	—	—	36,938	—	—	36,938
Income for the period	—	—	—	—	—	—	—	7,729	7,729
December 31, 2021	—	404,084,775	(7,486,767)	$—	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,729	$(18,000)	$(22,645)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	587	597	180
Amortization of investments	1,929	1,602	—
Stock-based compensation	36,938	45,813	30,917
Amortization of debt discount and debt issuance costs	-	635	1,644
Amortization of intangible asset	2,270	1,441	679
Changes in assets and liabilities:
Accounts receivable, net	(9,079)	(38,144)	(49,907)
Inventory	(167,066)	(112,095)	(18,967)
Prepaid and other current assets	8,595	(17,636)	(10,366)
Other long-term assets	(24)	642	(900)
Interest receivable	738	(1,329)	—
Accrued interest payable	-	(428)	(210)
Deferred revenue	(1,923)	(2,214)	136
Accounts payable, accrued expenses and other current liabilities	51,516	114,741	65,913
Other long-term liabilities	1,253	2,629	(5,840)
Net cash used in operating activities	(66,537)	(21,746)	(9,366)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	394,294	301,989	—
Purchases of securities	(290,195)	(678,700)	—
Disposal (purchases) of furniture, fixtures and equipment	4	(252)	(2,478)
Net cash provided by (used in) investing activities	104,103	(376,963)	(2,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of transaction costs	—	—	440,108
Proceeds from issuance of common stock under employee stock purchase plan	1,650	1,957	2,165
Proceeds from exercise of stock options, net of transaction costs	2,921	5,158	24,478
Payment of transaction costs for conversion of preferred stock	—	(504)	—
Payment on debt from royalty-bearing instrument	—	(50,336)	(31,652)
Taxes related to stock-based awards	(9,644)	(15,182)	(25,487)
Net cash (used in) provided by financing activities	(5,073)	(58,907)	409,612
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	32,493	(457,616)	397,768
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	190,879	648,495	250,727
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$223,372	$190,879	$648,495
Supplemental disclosure of cash flow information:
Cash received (paid) during the year for:
Interest	$-	$(2,043)	$(4,591)
Income taxes	$3,656	$(207)	$(67)
Supplemental disclosure of non-cash transactions:
Laxdale milestone	$12,000	$—	$8,457
Initial recognition of operating lease right-of-use asset	$—	$—	$8,995
Conversion of Series A Convertible Preferred Stock into common stock	$—	$18,020	$—

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

The Company’s lead product, VASCEPA® (icosapent ethyl), was first approved by the U.S. Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. In January 2013, the Company launched 1-gram size VASCEPA in the U.S. and in October 2016, introduced a smaller 0.5-gram capsule size. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of the Company’s long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy's Laboratories, Inc., or Dr. Reddy's, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or collectively, the Defendants, that declared as invalid several of the Company's patents covering the first U.S. FDA-approved use of its drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the United States Supreme Court, but the Company was unsuccessful. Most recently, on June 18, 2021, the Company was notified that its petition for writ of certiorari to the United States Supreme Court was denied.

On May 22, 2020, Hikma received U.S. FDA approval to market its generic version of VASCEPA for the MARINE indication of VASCEPA. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that the Company alleges has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. Amarin intends to appeal the decision of the district court. Amarin also intends to continue to vigorously pursue the ongoing litigation with Health Net, LLC, but cannot predict the outcome or impact on its business. On August 10, 2020, Dr. Reddy’s received U.S. FDA approval to market its generic version for the MARINE indication of VASCEPA. In June 2021, Dr. Reddy's launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc.'s, or Teva's, abbreviated new drug application, or ANDA, was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA. In January 2022, Apotex launched its generic version of VASCEPA with labeling that is substantially consistent with the labeling of the Hikma and Dr. Reddy's generic product, not the cardiovascular risk reduction indication.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in the EU to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On September 13, 2021, the Company launched VAZKEPA in Germany, representing the Company's first European launch. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period. Collectively CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2021, 2020 and 2019 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the ongoing global pandemic, COVID-19.

At December 31, 2021, the Company had Total assets of $1,068.1 million, of which $489.1 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $878.7 million, including Cash and cash equivalents of $219.5 million, Short-term investments of $234.7 million, Accounts receivable, net, of $163.7 million and Inventory of $234.7 million. In addition, at December 31, 2021, the Company had Long-term investments of $35.0 million and Long-term inventory of $121.3 million. At December 31, 2021, the Company had no debt outstanding.

(2)
Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances; depreciable/amortizable lives; asset impairments; valuation allowance on deferred taxes; probabilities of achievement of performance conditions for certain equity awards; amounts recorded for licensing revenue; contingencies and accruals. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness.

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of the Company’s accounting estimates including, but not limited to, determining the estimated fair values of intangible assets, evaluating the need for valuation allowances for deferred tax assets, and assessing the Company’s ability to continue as a going concern. Such forecasted financial information is comprised of numerous assumptions regarding the Company’s future revenues, cash flows, and operational results. Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances. Because of the inherent nature of forecasts, however, actual results may differ from these forecasts. Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ from previous estimates.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances at December 31, 2021 and 2020:

In thousands	December 31, 2021	December 31, 2020
Gross trade accounts receivable	$262,948	$203,875
Trade allowances	(86,636)	(36,242)
Chargebacks	$(11,714)	(12,114)
Allowance for doubtful accounts	(945)	(945)
Accounts receivable, net	$163,653	$154,574

Inventory

The Company states inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We classify inventory as long-term inventory when consumption of the inventory is expected beyond our normal operating cycle. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of VASCEPA active pharmaceutical ingredient, or API.

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

Intangible Asset, net

Intangible asset, net consists of milestone payments to the former shareholders of Laxdale Limited, or Laxdale, related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing authorization in Europe in 2021 and is amortized over its estimated useful life on a straight-line basis. See Note 8—Commitments and Contingencies for further information regarding other obligations related to the acquisition of Laxdale Limited.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include salaries and benefits, stock-based compensation expense, and costs of programs and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of VASCEPA in the United States.

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

Earnings (Loss) per Share

Basic net earnings (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net earnings (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and preferred stocks using the “if-converted” method. In periods with reported net operating losses, all common stock options and preferred stock outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The Company’s preferred stock, of which none is outstanding as of December 31, 2021 and December 31, 2020, was entitled to receive dividends on an as-if-converted basis in the same form as dividends actually paid on common shares. Accordingly, the preferred stock was considered a participating security and the Company was required to apply the two-class method to consider the impact of the preferred stock on the calculation of basic and diluted earnings per share. The Company is in a net loss position for the years ended December 31, 2020 and 2019 and is therefore not required to present the two-class method. For the year ended December 31, 2021, while the Company is in a net income position, the two-class method does not need to be applied as only one class of stock was outstanding during the year.

The calculation of net income (loss) and the number of shares used to compute basic and diluted net earnings (loss) per share for the years ended December 31, 2021, 2020, and 2019 are as follows:

In thousands	2021	2020	2019
Net income (loss)—basic and diluted	$7,729	$(18,000)	$(22,645)
Weighted average shares outstanding—basic	395,992	381,759	342,538
Effect of dilutive securities:
Stock options	4,420	—	—
Restricted stock and restricted stock units	2,068	—	—
Weighted average shares outstanding—diluted	402,480	381,759	342,538
Net earnings (loss) per share—basic	$0.02	$(0.05)	$(0.07)
Net earnings (loss) per share—diluted	$0.02	$(0.05)	$(0.07)

For the years ended December 31, 2021, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net earnings (loss) per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

In thousands	2021	2020	2019
Stock options	9,926	16,664	15,619
Restricted stock and restricted stock units	3,764	7,710	6,921
Laxdale milestone shares	1,984	—	—
Preferred stock (if converted)	—	—	28,932

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 37%, 28%, and 27%, respectively, of gross product sales for the year ended December 31, 2021 and represented 39%, 22%, and 35%, respectively, of the gross accounts receivable balance as of December 31, 2021. Customers A, B, and C accounted for 38%, 29% and 25%, respectively, of gross product sales for the year ended December 31, 2020 and represented 31%, 18%, and 37%, respectively, of the gross accounts receivable balance as of December 31, 2020. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The Company currently has manufacturing agreements with multiple independent API manufacturers and several independent API encapsulators and packagers for VASCEPA manufacturing. Each of these API manufacturers, encapsulators and packagers is U.S. FDA-approved and certain of these API manufacturers, encapsulators and packagers are also approved by the European Regulatory Authorities for manufacturing VAZKEPA in Europe. These suppliers are also used by the Company to source supply to meet the clinical trial and commercial demands of its partners in other countries. Each of these suppliers has qualified and validated its manufacturing processes. There can be no guarantee that these or other suppliers with which the Company may contract in the future to manufacture VASCEPA or VASCEPA API will remain qualified to do so to its specifications or that these and any future suppliers will have the manufacturing capacity to meet potential global demand for VASCEPA.

Foreign Currency

Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in Other (expense) income, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in Other (expense) income, net in the consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar. The Company recorded a foreign currency loss within the Other (expense) income, net on the consolidated statement of operations of $0.6 million for the year ended December 31, 2021 and less than $0.1 million for each of the years ended December 31, 2020 and 2019.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of December 31, 2021 and 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$95,063	$95,063	$—	$—
U.S. Treasury Shares	23,219	23,219	—	—
Corporate Bonds	83,587	—	83,587	—
Commercial Paper	121,773	—	121,773	—
Repo Securities	8,000	—	8,000	—
Asset Backed Securities	8,816	—	8,816	—
Certificate of Deposit	21,553	—	21,553	—
Non-US Government	12,900	—	12,900	—
Total	$374,911	$118,282	$256,629	$—

	December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$88,266	$88,266	$—	$—
U.S. Treasury Shares	48,356	48,356	—	—
Corporate Bonds	179,864	—	179,864	—
Commercial Paper	106,650	—	106,650	—
Agency Securities	20,782	—	20,782	—
Repo Securities	10,000	—	10,000	—
Asset Backed Securities	8,599	—	8,599	—
Certificate of Deposit	6,125	—	6,125	—
Non-US Government	5,240	—	5,240	—
Total	$473,882	$136,622	$337,260	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s held-to-maturity investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities greater than 90 days and less than 12 months are included in short-term investments on its consolidated balance sheet. Those with remaining maturities in excess of 12 months are included in long-term investments on its consolidated balance sheet.

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the year ended December 31, 2021 and December 31, 2020 was a loss of $0.2 million and a gain of $0.5 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

On September 22, 2021, the Company announced a Go-to-Market strategy for VASCEPA, or the Plan, which aims to expand healthcare professional engagement through a new omnichannel platform, enhance managed care access and optimize VASCEPA prescriptions for cardiovascular risk reduction. As part of the process, the Company completed a reduction of its field force to approximately 300 sales representatives. During the year ended December 31, 2021 the Company recognized approximately $13.7 million in charges related to the reduction in force, substantially all of which are cash expenditures for one-time termination benefits and associated costs, within Restructuring expense in the consolidated statements of operations.

The following table shows the change in restructuring liability, associated with the Plan, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2020	$—
Costs incurred	14,115
Payments	(12,225)
Adjustments	(398)
Other (1)	(306)
Balance at December 31, 2021	$1,186

(1) - Represents the acceleration of expense associated with the vesting of certain equity awards.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, among other simplifications. The Company adopted this standard effective January 1, 2021, which did not have an impact on the Company's consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)
Intangible Asset

Intangible asset consists of milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. Upon approval of the marketing authorization application for VAZKEPA in March 2021, a milestone for £7.5 million was achieved, which resulted in the Intangible asset increasing by $12.0 million. Refer to Note 8 – Commitments and Contingencies for further details. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of December 31, 2021, the intangible asset has an estimated weighted-average remaining useful life of 9.3 years. The carrying value as of December 31, 2021 and 2020 is as follows:

In thousands	December 31, 2021	December 31, 2020
Technology rights	$32,081	$20,081
Accumulated amortization	(8,534)	(6,264)
Intangible asset, net	$23,547	$13,817

Amortization expense for the years ended December 31, 2021 and 2020 was $2.3 million and $1.4 million, respectively. Estimated future amortization expense, based upon the Company’s intangible asset, as of December 31, 2021 is as follows:

In thousands
Year Ending December 31,	Amount
2022	$2,546
2023	2,546
2024	2,546
2025	2,546
2026	2,546
Thereafter	10,817
Total	$23,547

(4)
Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of December 31, 2021 and 2020 consist of the following:

In thousands	December 31, 2021	December 31, 2020
Raw materials	$107,695	$50,657
Work in process	41,965	30,388
Finished goods	206,270	107,819
Inventory	$355,930	$188,864

As of December 31, 2021 and 2020, we had $121.3 million and nil of Long-term inventory, respectively, as consumption is expected beyond our normal operating cycle.

(5)
Property, Plant and Equipment

Property, plant and equipment as of December 31, 2021 and 2020 consist of the following:

In thousands	Useful Life (in years)	December 31, 2021	December 31, 2020
Furniture and fixtures	5	$1,633	$1,699
Leasehold improvements	lesser of useful life or lease term	869	1,026
Software	3 - 5	617	617
Computer equipment	3 - 5	227	290
Property, plant and equipment		3,346	3,632
Accumulated depreciation and amortization		(1,921)	(1,616)
Property, plant and equipment, net		$1,425	$2,016

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over its estimated useful life. Depreciation expense for the years ended December 31, 2021, 2020, and 2019 were $0.6 million, $0.6 million, and $0.2 million, respectively. Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

(6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2021 and 2020:

In thousands	December 31, 2021	December 31, 2020
Payroll and payroll-related expenses	$19,730	$22,772
Sales and marketing accruals	3,563	6,220
Accrued revenue allowances	184,216	140,863
All other	45,602	28,786
Accrued expenses and other current liabilities	$253,111	$198,641

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

As of December 31, 2021, the Company has no outstanding debt as the $150.0 million was previously repaid in full to CPPIB with the final payment being made in November 2020. During the year ended December 31, 2020, the Company recorded $1.6 million and $0.6 million of cash and non-cash interest expense, respectively, in connection with the royalty-bearing instrument (none during 2021).

(8)
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

On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. During the ANDA litigation, the Company reached agreements with Teva and Apotex, under which they received royalty-free license agreements to promote a generic version of icosapent ethyl in the U.S. under certain circumstances, one of which circumstances was achieved when the Federal Circuit upheld the ruling by the Nevada Court and Hikma launched its generic version of icosapent ethyl. On September 11, 2020, and June 30, 2021, Teva and Apotex, respectively, received U.S. FDA approval to market their respective generic versions of icosapent ethyl. In November 2020, Hikma priced and launched its generic version of icosapent ethyl. In June 2021, Dr. Reddy’s announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. In January 2022, Apotex announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. The generic versions of icosapent ethyl as approved by the U.S. FDA for Hikma, Dr. Reddy’s and Apotex pertains to the MARINE indication of VASCEPA, lowering of TG levels in patients with very high TG (>500 mg/dL). As of December 31, 2021, Teva had not announced pricing or launched a generic version of icosapent ethyl. Current generic competition, together with past and on-going litigation related to such generic versions of icosapent ethyl are applicable to the U.S. only. The Company did not seek, nor is VAZKEPA approved in Europe for lowering of TG levels in patients with very high TG (>500 mg/dL).

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitment, including to manufacturing infrastructure such as dedicated facilities, to ensure sufficient capacity is available when needed. The Company has invested over a decade of resources and expenses to develop with individual members of its third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable the Company’s suppliers to supply the Company’s need for clinical and commercial supply globally. Based on statements made by generic competitors, the active pharmaceutical ingredient of VASCEPA needed to manufacture their generic versions of VASCEPA is in limited supply to them. The Company believes all icosapent ethyl generic manufacturers are similarly situated. The Company believes the limited supply of generic icosapent ethyl may be due to such companies’ lack of adequate planning, investment, knowhow and expertise regarding this fragile active ingredient.

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

In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net, LLC or Health Net. Through insurance coverage and economic incentives the Company alleges that Health Net has actively induced pharmacies to dispense, and patients to use, Hikma generic icosapent ethyl capsules in infringement of the related patents. In the complaint, the Company is seeking remedies including a permanent injunction against the unlawful inducement by Hikma and Health Net of infringing uses of the Hikma generic product, i.e., uses to reduce cardiovascular risk as detailed in the patents, and monetary damages in an amount sufficient to compensate the Company for such infringement. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. The Company intends to appeal the decision of the district court and also intends to continue to vigorously pursue its ongoing litigation with Health Net, but cannot predict the outcome or the impact on its business. The Company will continue to consider its legal options against parties similarly situated to Health Net and Hikma and acting in concert with either by making or selling any drug product or component thereof covered by the subject patents, or inducing others to do the same. The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits

As has been a practice in the generic pharmaceutical industry, on April 27, 2021, Dr. Reddy’s filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil action No.21-cv-10309, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. The complaint also includes a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Amarin believes it has valid defenses and will vigorously defend against the claims.

In March 2021, Amarin received a civil investigative demand, or CID, from the U.S. Federal Trade Commission and a subpoena from the New York Attorney General with respect to information on the same antitrust topic covered in the Dr. Reddy's litigation. Similarly, in June 2020, the Company received a CID from the U.S. Department of Justice, or the DOJ, informing Amarin that the DOJ is investigating whether aspects of its promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. Civil False Claims Act, in relation to the sale and marketing of VASCEPA by the Company and its previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The Company believes such contact from the governments may have been prompted by a generic competitor. The inquiries require the Company to produce documents and answer written questions, or interrogatories, relevant to specified time periods. Amarin is cooperating with the government agencies and cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on the Company’s business.

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

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and the chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021) and a subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the ANDA litigation described above and the risk that certain of the Company's patents would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

Pursuant to the supply agreements, there is a total of approximately $196.1 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale upon receipt of pricing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million. The Company recorded a liability of $12.0 million in Accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2021.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5.0 million (approximately $6.8 million as of December 31, 2021) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of December 31, 2021.

Marketing Obligations

As of December 31, 2021, the Company had certain marketing commitments, consisting of communication costs related to the direct-to-consumer activities, totaling approximately $0.3 million.

(9)
Equity

Preferred Stock

In March 2015, the Company entered into subscription agreements with both existing and new investors, or the Purchasers, for the private placement of a total of 391,017,970 restricted American Depositary Shares, or ADSs, each representing one share of Amarin’s Series A Convertible Preference Shares, par value £0.05 per share, in the capital of the Company, or Series A Preference Shares. For each restricted ADS, the Purchasers paid a negotiated price of $0.15 (equating to $1.50 on an as-if-converted-to-ordinary-shares basis), resulting in gross proceeds to the Company of approximately $58.6 million before deducting estimated offering expenses of approximately $0.7 million. At the request of the holders and provided certain conditions were met, each ten Series A Preference Shares were able to be consolidated and redesignated as one ordinary share, par value £0.50 per share, in the capital of the Company, each ordinary share to be represented by ADSs. During the years ended December 31, 2020, 2018, and 2015, the Company issued 28,931,746, 3,886,718, and 6,283,333 ADSs, respectively, upon consolidation and redesignation of Series A Preference Shares at the request of the holders, such that no Series A Preference Shares remained outstanding as of December 31, 2021 and December 31, 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete background.

Common Stock

During the years ended December 31, 2021 and 2020, other than as described elsewhere in this Annual Report on Form 10-K, including in the Notes to Consolidated Financial Statements, the Company did not engage in any transactions involving its common stock. Refer to Preferred Stock above for discussion of the consolidation and redesignation of Series A Preference Shares which resulted in the issuance of ordinary shares. Refer to Incentive Equity Awards below for discussion of ordinary shares issued as a result of stock option exercises and restricted stock unit vestings. Refer to Note 11—Stock Incentive Plans and Stock Based Compensation for discussion of shares issued under the Company’s employee stock purchase plan.

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

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the 2020 Plan as of December 31, 2021:

December 31, 2021
Outstanding stock options	18,493,303
% of outstanding shares on a fully diluted basis	4%
Outstanding RSUs	9,277,176
% of outstanding shares on a fully diluted basis	2%

The following table represents equity awards activity during the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Common shares issued for stock option exercises	1,203,845	1,623,460
Gross and net proceeds from stock option exercises	$2,921,000	$5,158,000
Common shares issued in settlement of vested RSUs	2,133,328	1,267,164
Shares retained for settlement of employee tax obligations ─ RSUs	782,917	461,143
Common shares issued in settlement of vested Performance-Based RSUs (1)	1,923,316	1,240,584
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	816,931	514,784

(1)
Performance-based RSUs vested in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth. These performance-based RSUs have fully vested as of August 2021.

During the years ended December 31, 2021 and 2020, the Company granted a total of 4,535,117 and 2,890,450 stock options, respectively, and 5,497,700 and 1,811,470 RSUs, respectively, to employees under the Plans. The RSUs typically vest annually over a three- or four-year period and the stock options typically vest quarterly over a four-year period. Also during 2021 and 2020, the Company granted a total of 2,008,800 and 1,483,400 RSUs, respectively, to employees under the Plans that vest upon the achievement of specified performance conditions.

In addition, during the years ended December 31, 2021 and 2020, the Company granted a total of 278,271 and 210,764 stock options, respectively, and 218,000 and 164,657 RSUs, respectively, to members of the Company’s Board of Directors under the Plans. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

(10)
Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. Interest and penalties related to any uncertain tax positions have historically been insignificant. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $7.9 million and $5.6 million as of December 31, 2021 and 2020, respectively. The Company recognized interest related to uncertain tax positions of $0.9 million and nil for the years ended December 31, 2021 and 2020, respectively. No penalties have been recognized in conjunction with these positions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019:

In thousands	2021	2020	2019
Beginning uncertain tax benefits	$24,034	$26,743	$6,815
Prior year—increases	16	2,428	295
Prior year—decreases	(2,248)	(5,391)	—
Current year—increases	238	254	19,633
Ending uncertain tax benefits	$22,040	$24,034	$26,743

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2021:

Jurisdiction	Tax Years
United States—Federal	2018-2021
United States—State	2012-2021
Ireland	2017-2021
United Kingdom	2020-2021

The Company does not expect any gross liabilities to expire in 2022 based on statutory lapses or audits.

The components of income (loss) from operations before taxes were as follows for the years ended December 31, 2021, 2020 and 2019:

In thousands	2021	2020	2019
United States	$10,222	$14,915	$10,269
Ireland and United Kingdom	(4,368)	(32,170)	(32,750)
Other	5,437	—	—
Total Income / (Loss) Before Taxes	$11,291	$(17,255)	$(22,481)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2021, 2020 and 2019:

In thousands	2021	2020	2019
Current:
United States—Federal	$2,690	$45	$—
United States—State	716	700	164
Foreign	156	—	—
Total current	$3,562	$745	$164
Deferred:
United States—Federal	5,222	1,972	1,777
United States—State	(3,057)	1,956	(914)
Ireland and United Kingdom	(1,619)	(26,793)	1,278
Change in valuation allowance	(546)	22,865	(2,141)
Total deferred	$—	$—	$—
Provision for income taxes	$3,562	$745	$164

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for fiscal 2021, 2020 and 2019:

In thousands	2021	2020	2019
Benefits from taxes at statutory rate	$2,823	$(4,314)	$(5,620)
Rate differential	(4,416)	128	3,009
Change in valuation reserves	(546)	22,865	(2,141)
Nondeductible employee compensation	5,249	6,122	5,472
Stock option/RSU windfall (shortfall)	81	(3,262)	(14,342)
ISO disqualifying disposition windfall	(219)	(253)	(2,849)
Research and development credits	(1,170)	(6,225)	(1,607)
Tax return to provision adjustments	(8,372)	(138)	(3,222)
Net Operating Loss Carryback	—	(2,465)	—
Cumulative translation adjustment	4,109	(10,852)	2,025
Permanent and other	863	(4,283)	(443)
Tax reserves	5,160	3,422	18,799
Corscianto liquidation	—	—	1,727
Long-term debt from royalty-bearing instrument	—	—	(644)
Provision for income taxes	$3,562	$745	$164

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2021, 2020, and 2019, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years. We recorded an income tax benefit of $2.5 million for the year ended December 31, 2020 as a result of these loss carrybacks and an income tax benefit of nil for the years ended December 31, 2021 and 2019, respectively.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2021, 2020 and 2019 includes $0.1 million, $3.7 million and $21.9 million of excess tax benefits, respectively, arising from share-based payments during the period.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2021 and 2020 is as follows:

In thousands	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses	$127,378	$125,859
Stock-based compensation	8,563	7,565
Tax credits	15,803	14,690
Lease Liability	2,348	2,219
Other reserves and accrued liabilities	11,257	14,702
Gross deferred tax assets	165,349	165,035
Less: valuation allowance	(160,295)	(160,841)
Total deferred tax assets	5,054	4,194
Deferred tax liabilities:
Depreciation and amortization	(3,404)	(2,399)
Lease Asset	(1,639)	(1,784)
Other liabilities	(11)	(11)
Total deferred tax liabilities	(5,054)	(4,194)
Net deferred tax assets	$—	$—

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, U.S., UK, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2021 and 2020:

In thousands	2021	2020
Beginning valuation allowance	$160,841	$137,976
Increase as reflected in income tax expense	2,899	12,453
Cumulative translation adjustment	(3,445)	10,412
Ending valuation allowance	$160,295	$160,841

During 2021, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets.

The Company has combined U.S., Irish, UK, and Israeli net operating loss carryforwards of $849.9 million, which do not expire. The total net operating loss carryforwards decreased by approximately $50.6 million from the prior year primarily as a result of current year income generated by the Company’s U.S. and Irish subsidiaries, the impact of foreign exchange rate changes, and adjustments to reconcile the financial statement accounts to the amounts reported on the filed 2020 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $13.7 million and state tax credit carryforwards of $4.5 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2024 and 2040, may be used to offset future taxable income, if any.

As of December 31, 2021, there are no earnings that have been retained indefinitely for reinvestment by foreign subsidiary; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings or the recovery of the Company’s investment in its subsidiaries as the amount of the related unrecognized deferred income tax liability is zero.

The Company's and its subsidiaries' income tax returns are periodically examined by various taxing authorities. The Company is currently under audit by the IRS for the Company’s 2018 U.S. income tax return, by the New Jersey Department of Treasury for the years 2012 to 2015 and by the New York Department of Finance for the years 2018 and 2019. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Stock Options

Under the terms of the Plans, stock options typically vest over a four-year period, expire after a ten-year term and are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2021:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	16,664	$8.00
Granted	4,813	5.12
Forfeited	(1,481)	10.88
Expired	(299)	12.04
Exercised	(1,204)	2.43
Outstanding as of December 31, 2021	18,493	7.32	6.4 years	$7,762
Exercisable as of December 31, 2021	12,487	6.81	5.2 years	$7,744
Vested and expected to vest as of December 31, 2021	18,193	$7.30	6.3 years	$7,761
Available for future grant as of December 31, 2021	13,229

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 was $5.12, $14.43, and $17.07, respectively. The total grant date fair value of options vested during the years ended December 31, 2021, 2020, and 2019 was $21.1 million, $22.5 million, and $14.5 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company received proceeds from the exercise of options of $2.9 million, $5.2 million, and $24.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $4.9 million, $9.0 million, and $90.5 million, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2021, there was $30.7 million of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.2 years. The Company recognizes compensation expense for the fair values of those awards which have graded vesting on a straight-line basis.

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

Employee stock options generally vest over a four-year service period and all stock options are settled by the issuance of new shares. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The vesting of certain stock options is contingent upon the attainment of performance criteria. The probability that such criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. The Company recorded compensation expense in relation to stock options of $23.0 million, $22.4 million, and $16.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

For 2021, 2020, and 2019, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2021	2020	2019
Risk-free interest rate	0.53% - 1.36%	0.33% - 1.74%	1.55% - 2.95%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	96% - 99%	84% - 99%	92% - 94%

Restricted Stock Units

The Plans also allow for granting of restricted stock unit awards under the terms of the Plans. The restricted stock units vest based upon a time-based service condition, a performance condition, or both. The probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable. Restricted stock units are recorded as compensation expense based on fair value, representing the market value of the Company’s common stock on the date of grant. The fair value of restricted stock units is amortized on a straight-line basis through the statement of operations over the service period until the shares have vested. The following table presents the restricted stock unit activity for the years ended December 31, 2021 and 2020:

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	7,710	9.67
Granted	7,725	5.07
Vested	(4,057)	5.98
Forfeited	(2,101)	8.57
Outstanding as of December 31, 2021	9,277	$7.70

The Company recorded compensation expense in relation to restricted stock units of $13.9 million, $23.4 million, and $14.6 million for the years ended December 31, 2021, 2020, and 2019 respectively.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2021, 2020, and 2019:

In thousands	2021	2020	2019
Research and development	$4,327	$6,568	$4,615
Selling, general and administrative	32,305	39,245	26,302
Restructuring	306	—	—
Stock-based compensation expense	$36,938	$45,813	$30,917

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

For the offering periods ended on the last business day on or before each of May 31, 2021 and November 30, 2021, the Company issued 226,402 shares and 172,884 shares, respectively, at a purchase price of $3.86 per share and $3.06 per share, respectively. For the offering periods ended on the last business day on or before each of May 31, 2020 and November 30, 2020, the Company issued 123,608 shares and 223,545 shares, respectively, at a purchase price of $5.83 per share and $4.22 per share, respectively. For the offering periods ended on the last business day on or before each of May 31, 2019 and November 30, 2019, the Company issued 47,358 shares and 75,673 shares, respectively, at a purchase price of $15.02 per share and $14.92 per share, respectively. As of December 31, 2021, 1,818,273 shares were reserved for future issuance under the ESPP.
(12)
Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The Company recognized $1.9 million, $1.7 million and $1.1 million of related compensation expense for the year ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021 a net payable to Kowa Pharmaceuticals America, Inc. of $0.6 million was classified as current on the consolidated balance sheets, representing the remaining accrued co-promotion tail payments. As of December 31, 2020, the Company recognized a net payable to Kowa Pharmaceuticals America, Inc. of $3.8 million, of which $3.2 million was classified as current on the consolidated balance sheets.

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

Revenues from product sales are recognized when the distributor obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the distributor or customer. Payments from distributors are generally received 30-60 days from the date of sale. The Company evaluates the creditworthiness of each of its distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. The Company calculates gross product revenues generally based on the wholesale acquisition cost or list price that the Company charges its distributors for VASCEPA.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2021 and 2020:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2020	$29,261	$90,997	$4,579	$3,720	$128,557
Provision related to current period sales	132,881	621,937	3,543	64,452	822,813
Provision related to prior period sales	—	(3,872)	—	—	(3,872)
Credits/payments made for current period sales	(96,834)	(482,254)	—	(58,911)	(637,999)
Credits/payments made for prior period sales	(29,066)	(85,608)	(324)	(3,677)	(118,675)
Balance as of December 31, 2020	36,242	141,200	7,798	5,584	190,824
Provision related to current period sales	121,378	684,010	1,531	45,501	852,420
Provision related to prior period sales	—	(2,034)	—	—	(2,034)
Credits/payments made for current period sales	(36,473)	(504,210)	—	(42,754)	(583,437)
Credits/payments made for prior period sales	(34,511)	(134,210)	(1,240)	(5,586)	(175,547)
Balance as of December 31, 2021	$86,636	$184,756	$8,089	$2,745	$282,226

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

In January 2021, the Company exercised certain rights under the agreement, resulting in a payment of $1.0 million to Mochida, which was recorded as Research and development expense in the consolidated statement of operations. In January 2020 and December 2020, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million, respectively, to Mochida, which were recorded as Research and development expense in the consolidated statement of operations.

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

The transaction price includes the $15.0 million up-front consideration received and the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication. None of the other clinical or regulatory milestones have been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the years ended December 31, 2021 and 2020, the Company recognized $1.1 million and $3.0 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through December 31, 2021 and 2020, the Company recognized $7.1 million and $6.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $9.8 million and $10.8 million is recorded in deferred revenue as of December 31, 2021 and 2020, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 13 years.

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

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2018	April 2021	—
Bahrain	April 2021	—	—
Kuwait	December 2021	—	—

The Company recognized net product revenue of approximately $1.4 million and $0.5 million as of December 31, 2021 and 2020, respectively, related to sales to Biologix.

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

During the years ended December 31, 2021 and 2020, the Company recognized $0.9 million and $3.9 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through December 31, 2021 and 2020, the Company has recognized $7.5 million and $6.6 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $6.2 million and $7.1 million is recorded in deferred revenue as of December 31, 2021 and 2020, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 9 years.

The Company recognized net product revenue of nil and $8.5 million for the years ended December 31, 2021 and 2020, respectively, related to sales to HLS.

The following table presents changes in the balances of the Company’s contract assets and liabilities for years ended December 31, 2021 and 2020:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$128	$(2,051)	$16,709

Year ended December 31, 2020:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$20,846	$4,608	$(6,822)	$18,632

During the years ended December 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Twelve Months Ended December 31,
Revenue recognized in the period from:	2021	2020
Amounts included in contract liability at the beginning of the period	$1,997	$4,705
Performance obligations satisfied in previous periods	$46	$1,262

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the 97th month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company paid monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the Lease. The operating lease liability is $10.3 million and $10.6 million and the operating lease right-of-use asset is $7.7 million and $8.1 million, as of December 31, 2021 and December 31, 2020, respectively.

The lease expense for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 is approximately $2.2 million, $1.6 million and $1.5 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of December 31, 2021:

Undiscounted lease payments ($000s)
2022	1,774
2023	1,808
2024	1,842
2025	1,876
2026	1,910
2027 and thereafter	7,202
Total undiscounted payments	$16,412
Discount Adjustments	$(6,062)
Current operating lease liability	1,774
Long-term operating lease liability	$8,576

The Company entered into a lease agreement for new office space in Zug, Switzerland. The lease commenced on February 1, 2022 for a five year period. Under the lease, the Company will pay rent of approximately $0.2 million per year.