Form 10-K/A
period 2021-12-31
AMARIN CORP PLC\UK
filed 2022-05-02
CIK 897448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 0-21392

Amarin Corporation plc
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
77 Sir John Rogerson’s Quay, Block C,
Grand Canal Docklands,
Dublin 2
, Ireland
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
YES
☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant as of June 30, 2021 was approximately $$1,710.3 million, based upon the closing price on the NASDAQ Global Market reported for such date.
397,008,153
shares were outstanding as of April 29, 2022, including
396,811,326
shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 196,827 Ordinary Shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Amarin Corporation plc is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Form
10-K
Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K.
This information was previously omitted from the Original Form
10-K
Filing in reliance on General Instruction G.3. to Form
10-K,
which permits the above referenced Items to be incorporated in an Annual Report on Form
10-K
by reference from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form
10-K.
We are filing this Amendment to include the Part III information in our Annual Report on Form
10-K
because we no longer intend to file a definitive proxy statement for our annual meeting of shareholders within 120 days after the end of our fiscal year ended December 31, 2021. Accordingly, this Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form
10-K
Filing, and the reference on the cover of the Original Form
10-K
Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form
10-K
Filing is hereby deleted.
In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form
10-K
Filing is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule
13a-14(a)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule
13a-14(b)
under the Exchange Act as no financial statements are included in this Amendment.
Except as described above, no other changes have been made to the Original Form
10-K
Filing. The Original Form
10-K
Filing continues to speak as of the date of the Original Form
10-K
Filing, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Form
10-K
Filing. Accordingly, this Amendment should be read in conjunction with the Original
Form 10-K
Filing and our other filings made with the SEC subsequent to the filing of the Original Form
10-K
Filing.
References in this Amendment to “Amarin,” the “Company,” “we,” “our” and “us” refer to Amarin Corporation plc and its subsidiaries, on a consolidated basis, unless otherwise indicated.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS
The table below sets forth information concerning our directors as of the date of this Amendment. Biographical information regarding each director is set forth following the table.

Director Name and Year First Became a Director	Age	Position(s) with the Company
Lars G. Ekman, M.D., Ph.D. (2008)	72	Director
Jan van Heek (2010)	72	Director
Karim Mikhail (2021)	51	President, Chief Executive Officer, Director
Patrick J. O’Sullivan (2011)	80	Director
Per Wold-Olsen (2022)	74	Director
Kristine Peterson (2010)	62	Director
David Stack (2012)	71	Director
Joseph S. Zakrzewski (2010)	59	Director
Lars G. Ekman, M.D., Ph.D
. joined Amarin as
a non-executive director
in November 2008 and was named Amarin’s lead independent director in October 2011 and chairman of Amarin’s board of directors effective January 2014. With more than 30 years of experience in the pharmaceutical industry, Dr. Ekman is currently an executive partner at Sofinnova Investments, chairman of the board of directors of Afyx Therapeutics (formerly Dermtreat), as well as chairman of the board of directors of Prothena Corporation plc (NASDAQ: PRTA). Dr. Ekman also serves on the board of directors of Ultragenyx Pharmaceutical Inc. (NASDAQ: RARE) and previously served on the boards of directors of Spark Therapeutics, Inc. (from 2014 to 2019), InterMune, Inc. (from 2006 to 2013) and Ocera Therapeutics, Inc. (from 2009 to 2015), and as chairman of the board of directors of Sophiris Bio Inc. (formerly Protox Therapeutics) (from 2010 to 2020). From October 2008 to 2011, Dr. Ekman served as co-founder and
chief executive officer of Cebix, Inc. Prior to that, he was executive vice president and president of Global Research and Development at Elan Corporation plc from January 2001 to December 2007. Prior to joining Elan, Dr. Ekman was executive vice president, Research and Development at Schwarz Pharma AG from February 1997 to December 2000, and prior to that was employed in a variety of senior scientific and clinical functions at Pharmacia, now Pfizer. Dr. Ekman is a board-certified surgeon with a Ph.D. in experimental biology and has held several clinical and academic positions in both the United States and Europe. He obtained his Ph.D. and M.D. from the University of Gothenburg, Sweden. Based on Dr. Ekman’s experience within the pharmaceutical industry and his executive experience, specifically his experience as chief executive officer and other executive positions in the biotechnology industry, as well as his service on boards of directors in the biotechnology industry, the Board of Directors (the “Board”) believes Dr. Ekman has the appropriate set of skills to serve as a member of our Board.
Jan van Heek
 joined Amarin as
a non-executive director
in February 2010. He is currently a principal and partner at BioPoint Group LLC, where he advises biotechnology and other healthcare companies in commercial strategy development, financing and business development. Prior to establishing BioPoint, Mr. van Heek spent more than 18 years at Genzyme Corporation, most recently as an executive vice president and senior advisor to the chief executive officer and senior management team. Mr. van Heek is currently a member of the board of directors of Minerva Neurosciences, Inc. (NASDAQ: NERV) and was a member of the board of directors of ViaCell, Inc. from 2002 until it was sold to PerkinElmer, Inc. in 2007. He received an M.B.A. from St. Gallen University in Switzerland and an executive degree from Stanford Business School. Based on Mr. van Heek’s experience within the biotechnology industry and his executive experience, specifically his experience in executive officer positions at other companies in the biotechnology industry, as well as his service on other boards of directors, the Board believes Mr. van Heek has the appropriate set of skills to serve as a member of our Board.

Karim Mikhail
joined Amarin in July 2020 as senior vice president, commercial head Europe. He was promoted to President and Chief Executive Officer, and appointed to the Board, effective August 2021. Prior to Amarin, Mr. Mikhail served as chief executive officer of Theodon, a global commercial strategy consultancy that he founded in 2018. Prior to that, Mr. Mikhail spent more than 20 years at Merck & Co. Inc., most recently as global commercial leader for Merck’s lipid franchise from 2014 to 2018. Prior to that role, Mr. Mikhail served as Merck’s chief marketing officer for Europe, Middle East and Africa and chief operating officer for emerging markets. Mr. Mikhail is a pharmacist by training and holds a master’s degree in biopharmaceutical marketing and management from the graduate school of business in Paris, École Supérieure de Commerce de Paris. Based on Mr. Mikhail’s executive experience in the biotechnology industry and his current role as our Chief Executive Officer, the Board believes Mr. Mikhail has the appropriate set of skills to serve as a member of our Board.
Patrick J. O’Sullivan
 joined Amarin as
a non-executive director
in December 2011. Mr. O’Sullivan has more than 40 years of pharmaceutical industry experience, including more than 30 years as chief executive officer and member of the board of directors of the LEO Pharma companies in Ireland and more than 10 years as a member of the board of directors of the parent company of the LEO Pharma Group in Denmark. He was also a member of the board of directors of Allergan plc from 2013 to 2018. Since 2007, Mr. O’Sullivan has been a business consultant to the pharmaceutical industry. Mr. O’Sullivan trained as a pharmacist. He earned a Bachelor of Commerce and an M.B.A. from University College in Dublin, Ireland. The Board believes that Mr. O’Sullivan’s experience from serving as an officer and director of various companies within the pharmaceutical industry, as well as his educational training in business administration, make him a valuable member of our Board.
Per Wold-Olsen
joined Amarin as a
non-executive
director in January 2022. Mr. Wold-Olsen is currently the chairman of the boards of directors of GN Store Nord A/S and Oncopeptides AB, and chair of the advisory committee of Novo Holdings, where he previously served as a member of its board of directors. Mr. Wold-Olsen also previously served as chairman of the boards of directors of Lundbeck A/S and the Medicines for Malaria Ventures, and as a member of the board of directors of Gilead Sciences, Inc. (NASDAQ: GILD). Mr. Wold-Olsen’s experience includes a
30-year
tenure at Merck & Co., Inc., where he served as President of the Human Health Intercontinental Division from 2005 to 2006, and prior to that, as President of Human Health Europe, Middle East/Africa and Worldwide Human Health Marketing from 1997 to 2005. Mr. Wold-Olsen is a former chair of the Europe Committee of the Pharmaceutical Research and Manufacturers of America, and previously served as a member of the board of directors of the European Federation of Pharmaceutical Industries and Associations. Mr. Wold-Olsen has dual MBAs in Management/Marketing from the University of Wisconsin and in Economics/Administration from the Norwegian School of Management. The Board believes Mr. Wold-Olsen has the appropriate skills to serve as a member of our Board based on his significant leadership and international business experience in the pharmaceutical industry.
Kristine Peterson
 joined Amarin as
a non-executive director
in November 2010. Ms. Peterson has more than 30 years of pharmaceutical industry experience, including 20 years at Bristol-Myers Squibb Company, where she was responsible for sales, marketing and general management in a variety of therapeutic areas, including leading the cardiovascular and metabolic disease business unit. From June 2009 to February 2016, Ms. Peterson served as chief executive officer at Valeritas, Inc., a medical technology company committed to the development and commercialization of innovative drug delivery solutions, with its lead product for the treatment of diabetes. Prior to joining Valeritas, Ms. Peterson was company group chair for the biotech sector at Johnson & Johnson from May 2006 through June 2009, executive vice president at Johnson & Johnson for the pharmaceutical group’s global strategic marketing from August 2004 through May 2006, and president and senior vice president, commercial operations at Biovail Corporation from May 2003 to August 2004. Ms. Peterson currently serves as a member of the boards of directors of ImmunoGen, Inc. (NASDAQ: IMGN), Paratek Pharmaceuticals, Inc. (NASDAQ: PRTK), Enanta Pharmaceuticals, Inc. (NASDAQ: ENTA) and Immunocore Holdings plc (NASDAQ: IMCR), and is also an advisory board member to Philadelphia Life Sciences. She was previously a member of the boards of directors of EyePoint Pharmaceuticals, Inc. (NASDAQ: EYPT) and the Biotechnology Innovation Organization. Ms. Peterson has a B.S. in marketing and an M.B.A. from the University of Illinois. Based on Ms. Peterson’s leadership experience in the pharmaceutical industry and her executive experience, specifically her experience as an executive officer at other commercial stage companies in the biotechnology industry, as well as her service on other boards of directors in the biotechnology industry and a leading biotech industry trade organization, the Board believes Ms. Peterson has the appropriate set of skills to serve as a member of our Board. Ms. Peterson’s contribution to the Company in the areas of commercialization and regulatory and political matters has been particularly helpful in light of the approved expanded label for VASCEPA.
David Stack
 joined Amarin as
a non-executive director
in December 2012. Mr. Stack is currently the chief executive officer and chairman of the board of directors of Pacira BioSciences, Inc. (NASDAQ: PCRX). Mr. Stack was a managing director of MPM Capital from 2005 until 2017 and a managing partner of Stack Pharmaceuticals, Inc. since 1998. From 2001 to 2004, he was president and chief executive officer of The Medicines Company. Previously, Mr. Stack was president and general manager at Innovex, Inc. He was vice president, Business Development/Marketing at Immunomedics, Inc. from 1993 until 1995. Prior to that, he was with Roche Laboratories from 1981 until 1993, in various positions including therapeutic world leader in infectious disease and director, business development and planning, infectious disease, oncology, and virology. Mr. Stack currently serves as chairman of the board of directors of Chiasma, Inc. and as a member of the board of directors of Prognos AI. He previously served as a member of the boards of directors of Molecular Insight Pharmaceuticals, Inc. from 2006 to 2010 and BioClinica, Inc. from 1999 to 2010. Mr. Stack holds a B.S. in Pharmacy from Albany College of Pharmacy and a B.S. in Biology from Siena College. The Board believes that Mr. Stack’s qualifications to serve on our Board include his extensive experience with pharmaceutical companies as an executive and director, his financial expertise and his years of experience providing strategic and financial advisory services to pharmaceutical and biotechnology organizations in all stages of development.
Joseph S. Zakrzewski
 joined Amarin as
a non-executive director
in January 2010. From November 2010 to December 2013, Mr. Zakrzewski served as our chief executive officer and chairman of our Board. Mr. Zakrzewski also served as a venture partner with Orbimed in 2010 and 2011. From May 2007 to May 2010, Mr. Zakrzewski served as president and chief executive officer of Xcellerex, a privately held company focusing on commercializing its proprietary next generation manufacturing technology for biotherapeutics, and from January 2005 to May 2007, served as the chief operating officer of Reliant Pharmaceuticals, Inc.. Beginning in 1988, for over 17 years, Mr. Zakrzewski held multiple executive positions at Eli Lilly and Company in the areas of research development, manufacturing, finance, and business development. Mr. Zakrzewski is currently chairperson of the board of directors of Cyteir Therapeutics, Inc. (NASDAQ: CYT), and a member of the board of directors of a number of privately held companies. Mr. Zakrzewski previously served as a member of the boards of directors of Sangamo Therapeutics, Inc. (NASDAQ:SGMO), Acceleron Pharma Inc., Insulet Corporation (NASDAQ: PODD), Onxeo S.A. and LipoScience, Inc. Mr. Zakrzewski earned a B.S. in Chemical Engineering and an M.S. in Biochemical Engineering from Drexel University and an M.B.A. in Finance from Indiana University. The Board believes that Mr. Zakrzewski should serve on our Board based on his knowledge of our Company gained from his former position as our chief executive officer and his substantial experience serving as an executive officer or member of the board of directors of other pharmaceutical companies. Mr. Zakrewski’s contribution to the Company in the areas of operations and business development matters has been particularly helpful as we continue our current stage of development.

EXECUTIVE OFFICERS
The table below sets forth information concerning our executive officers as of the date of this Amendment. Biographical information regarding each executive officer, other than Mr. Mikhail, is set forth following the table.

Name	Age	Position
Executive Officers
Karim Mikhail (1)	51	President and Chief Executive Officer (principal executive officer)
Steven B. Ketchum, Ph.D.	57	President of Research and Development, Senior Vice President and Chief Scientific Officer
Michael W. Kalb	51	Senior Vice President and Chief Financial Officer, Assistant Secretary (principal financial officer and principal accounting officer)
Aaron D. Berg	59	Executive Vice President, President-US
Jason Marks	46	Executive Vice President, Global Chief Legal Officer and Corporate Secretary

(1)	Karim Mikhail is also a member of our Board, and his biographical information appears under “— Directors .”
Steven B. Ketchum, Ph.D
., joined Amarin in February 2012 as Senior Vice President and President of Research and Development. He was named Chief Scientific Officer in January 2016. Dr. Ketchum has 25 years of experience in late-stage product development and clinical regulatory strategy. From 2008 to 2012, Dr. Ketchum served as senior vice president of research and development for Viracta Therapeutics, Inc., formerly known as Sunesis Pharmaceuticals, Inc. (which subsequently merged with, and was renamed, Viracta Therapeutics, Inc. in February 2021) where he provided strategic direction for all facets of research and development, including clinical strategy and operations, regulatory affairs, and pharmaceutical development and where he continued to serve on its board of directors until February 2021. From 2005 to 2008, Dr. Ketchum served as senior vice president of research and development and medical affairs for Reliant Pharmaceuticals where he led development and support activities for Lovaza and other commercialized cardiovascular products. Prior to 2005, Dr. Ketchum was senior vice president of operations and regulatory affairs at IntraBiotics Pharmaceuticals, Inc., and also held positions of increasing responsibility in regulatory affairs during his nearly eight-year tenure at ALZA Corporation, where he supported the development and commercialization of a number of products, including Concerta. Dr. Ketchum earned a Ph.D. in pharmacology from University College London and a B.S. in biological sciences from Stanford University.
Michael W. Kalb
 joined Amarin in June 2016 as Senior Vice President and Chief Financial Officer. Mr. Kalb has over 20 years of financial and accounting advisory experience. Mr. Kalb served as group vice president, chief financial officer and chief accounting officer of Taro Pharmaceutical Industries Ltd. from August 2014 to June 2016. Prior to that, he was general vice president, interim chief financial officer and chief accounting officer from November 2010 to August 2014 and general vice president, chief financial officer—U.S. and chief accounting officer from May 2010 to November 2010. Mr. Kalb joined Taro in June 2009 as vice president, chief financial officer—U.S. Prior to Taro, from June 2004 to June 2009, Mr. Kalb served as a director in the Accounting and Financial Consulting Group of Huron Consulting Group Inc. His experience also includes over 10 years at Ernst & Young LLP within the Transaction Advisory Services Group and Audit and Assurance Services Group. Mr. Kalb received a B.S. in Accounting from the University at Albany, State University of New York. Mr. Kalb is a Certified Public Accountant.

Aaron D. Berg
 joined Amarin in November 2012 as Vice President, Marketing and Managed Care and has since served in roles of increasing responsibility, including as Senior Vice President, Marketing and Sales from February 2014 until April 2018, as Senior Vice President and Chief Commercial Officer from April 2018 through July 2021, and currently as Executive Vice President,
President-US,
a position he has held since August 2021. Before joining Amarin, Mr. Berg served as president and chief executive officer of Essentialis, Inc., a development stage pharmaceutical company, where he led the company’s work on triglyceride management. Prior to joining Essentialis, Mr. Berg served as vice president of marketing and sales at Kos Pharmaceuticals, where he was instrumental in driving annual revenues approaching $1 billion until the acquisition of Kos by Abbott Laboratories in December 2006. Mr. Berg began his pharmaceutical industry career as a sales representative with Bristol-Myers Squibb, followed by various commercial positions with Schering-Plough and GlaxoSmithKline. He obtained his B.S. in Business Management, Marketing from the University of Maryland.
Jason Marks
joined Amarin in August 2021 as Senior Vice President, Chief Legal Officer and Corporate Secretary, and in April 2022, was promoted to Executive Vice President, Global Chief Legal Officer and Corporate Secretary. Prior to joining Amarin, Mr. Marks served as the chief legal officer and head of corporate development at TerrAscend Corp. from August 2020 to August 2021. Prior to his role at TerrAscend, Mr. Marks was chief legal officer, general counsel & corporate secretary of InflaRx N.V., a NASDAQ-listed biotechnology company, from December 2018 until August 2020 and senior vice president, head of legal branded Rx (Salix) and global litigation & government investigations at Bausch Health, a multinational specialty pharmaceutical company. Mr. Marks has also held senior roles at Novartis’s Alcon division, including as head of legal for North America and at Stryker Corporation. Mr. Marks received a J.D. from the George Washington University School of Law and an A.B. in History from the University of Chicago.
Term of Office
Members of our Board hold office until their successors are elected and qualified or until their earlier resignation or removal. Our articles of association stipulate that, at every annual general meeting, one-third
of the members of our Board (or, if their number is not a multiple of three, then the number nearest to but not exceeding one-third)
must retire from office, with such retiring members of the Board being eligible for re-election.
The members of our Board to retire on each such occasion will be, first, any directors who wish to retire and not offer themselves up for re-election,
and second, the members who have been longest in office since their last election.

CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. We believe that our Board and its committees, led by a group of strong and independent directors, provide the necessary leadership, wisdom and experience that the Company needs in making sound business decisions. Our Code of Business Conduct and Ethics helps clarify the operating standards and ethics that we expect of all of our officers, directors and employees in making and implementing those decisions. Waivers of our Code of Business Conduct and Ethics for the benefit of a director or an executive officer may only be granted by the Board or, if permitted, a committee of the Board. Waivers of our Code of Business Conduct and Ethics for the benefit of other employees may be made by our Compliance Officer, the Board or, if permitted, a committee of the Board. There have been no material modifications to, or waivers from, the provisions of such code. Our Code of Business Conduct and Ethics is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address:
https://investor.amarincorp.com/corporate-governance
. You may also request a printed copy of the code, without charge, by writing to us at Amarin Pharma, Inc., 440 Route 22, Bridgewater, NJ 08807, Attention: Investor Relations. In addition, should any changes be made to our Code of Business Conduct and Ethics, we intend to disclose within four business days on our website (or in any other medium required by law or Nasdaq): (i) the date and nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of the person to whom the waiver was granted, and the date of the waiver.
Audit Committee and Audit Committee Financial Expert
The Audit Committee is currently comprised of Mr. van Heek (Chairman), Mr. O’Sullivan and Ms. Peterson. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee also assists the Board in overseeing the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the external auditors’ qualifications and independence, the performance of the Company’s internal audit function and external auditors and performs other duties, as set forth in the Audit Committee charter. The Audit Committee met five times during our 2021 fiscal year. All members of the Audit Committee satisfy the current independence standards promulgated by Nasdaq and the SEC, and the Board has determined that Mr. van Heek is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of
Regulation S-K.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION
DISCUSSION AND ANALYSIS
The following compensation discussion and analysis describes the philosophy, objectives and structure of our fiscal year 2021 executive compensation program. This section is intended to be read in conjunction with the tables that immediately follow, which provide further historical compensation information for our named executive officers, who for the fiscal year ended December 31, 2021, were:

Karim Mikhail	President and Chief Executive Officer
Steven B. Ketchum, Ph.D.	President of Research and Development, Executive Vice President and Chief Scientific Officer
Michael W. Kalb	Senior Vice President and Chief Financial Officer, Assistant Secretary
Aaron D. Berg	Executive Vice President and President, U.S.
Jason M. Marks	Executive Vice President, Chief Legal and Compliance Officer and Corporate Secretary
John F. Thero	Former President and Chief Executive Officer (retired effective August 1, 2021)
Joseph T. Kennedy	Former Executive Vice President, General Counsel and Strategic Initiatives, Corporate Secretary (retired effective August 1, 2021)
2021 Operating Highlights
In 2021, we made significant progress in laying the foundation to support our long-term growth strategy, and we did so despite the continued global impact of the
COVID-19
pandemic and headwinds resulting from the impact of generic availability of VASCEPA in the United States. Our achievements included greater geographic reach for VASCEPA, including the commercial launch of VAZKEPA in Germany in September 2021 following approval by the European Commission of the marketing authorization application in the European Union in March 2021, as well as the submission of market access and reimbursement dossiers in ten European countries. We also expanded operations, diversified our pipeline and launched our
Go-To-Market
strategy. As discussed more fully below, achievement of these objectives was considered by our Remuneration Committee in determining executive compensation for 2021. Key operating highlights from the past year include the following global achievements and status of progress as of December 31, 2021:
United States

•
U.S. net product revenue was $577.9 million for the year ended December 31,2021 amidst the ongoing challenges of the
COVID-19
pandemic and the impact of additional generic icosapent ethyl market entrants

•	U.S. commercial operations remain positive supporting our investments to expand into Europe

•	The launch of the Go-To-Market strategy and progress across all three initiatives:

•	Expanding provider engagement

•	Enhanced awareness and use of VASCEPA with optimized sales force and expanded reach to approximately 150,000 healthcare providers

•	Continued evaluation of resources and encouraging pay-for-performance partnerships, such as BlinkRx, elements of Omnichannel and other initiatives

•	Focusing on managed care access

•
In December 2021, Amarin had approximately 40% of total commercial and Medicare Part D lives on a weighted average basis with VASCEPA as the exclusive IP product, and additional anticipated decisions could positively impact our exclusive coverage level in 2022 beyond 40%

•	Improved access for VASCEPA for 25% of all commercial lives

•	Optimizing fulfillment of VASCEPA prescriptions for cardiovascular (“CV”) risk reduction

•	Launched new VASCEPA campaign focused on prior myocardial infarction and stroke patients at a heightened risk of a subsequent event to generate immediate growth acceleration

•	Partnered with BlinkRx to support fulfillment process across the continuum of care, to ensure patients can start and remain on VASCEPA
Europe

•
Received market approval of VAZKEPA by the European Commission and the UK Medicines and Healthcare products regulatory agency (“MHRA”) as the first and only treatment to reduced CV risk in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and other risk characteristics

•	Submitted market access and reimbursement dossiers in ten European countries (namely Germany, UK, Italy, France, Spain, Denmark, Sweden, Finland, Norway, and the Netherlands) ahead of plan

•	Clinical and Health Technology Assessments processes and reimbursement discussions progressed in all targeted markets

•	Launched VAZKEPA in Germany despite resurging COVID-19 disruptions. Progressed commercial launch plans of VAZKEPA in up to six countries as expected, with preparations underway in several key markets

•	Actively negotiated partnerships to bring VAZKEPA to Central and Eastern European markets via marketing and distribution agreements with partners who have established infrastructure in such markets
International

•	Expects regulatory filings, approvals and potential launches of VASCEPA, via partners, in up to six new countries, including Australia, New Zealand, and certain Asia-Pacific markets in 2022

•	Received acceptances of VASCEPA for regulatory review in Australia and Israel, and have embarked on initiatives to engage a commercial partner to market/distribute VASCEPA in this region

•	The National Medical Products Administration (“NMPA”) accepted for review the new drug application for VASCEPA submitted by Edding, Amarin’s partner in China

•	Expects final decisions from the NMPA in mainland China and from the regulatory authority in Hong Kong in the second half of 2022

•	Expanded VASCEPA commercialization in several Middle Eastern countries, including Lebanon, United Arab Emirates, and Qatar through partners

•
Continued execution of international expansion strategy that features plans to bring the CV reduction benefits of VASCEPA/VAZKEPA to approximately 20 additional countries over the course of the next three years through a series of distribution agreements and partnerships

•	Amarin’s partner in Canada, HLS Therapeutics, announced a co-promotional agreement for VASCEPA with Pfizer in Canada

Compensation Philosophy and Objectives
Our philosophy in setting compensation policies for executive officers has two fundamental objectives: (1) to attract and retain a highly skilled team of executives and (2) to align our executives’ interests with those of our shareholders by rewarding short-term and long-term performance and tying compensation to increases in shareholder value. The Remuneration Committee believes that executive compensation should be directly linked both to continuous improvements in corporate performance (“
pay for performance
”) and accomplishments that are expected to increase shareholder value. In furtherance of this goal, the Remuneration Committee has adhered to the following guidelines as a foundation for decisions that affect the levels of compensation:

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
The Remuneration Committee has historically compensated executive officers with three primary compensation components: base salary, annual and short-term incentive bonuses, and long-term equity-based compensation. The Remuneration Committee believes that cash compensation in the form of base salary and incentive bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the grant of equity awards aligns the objectives of management with those of our shareholders with respect to our long-term performance and success.
As part of establishing competitive compensation and evaluating performance, the Remuneration Committee takes into account the Company’s plans and the Company’s performance against such plans as well as the Company’s performance with respect to unforeseen opportunities and challenges such as the prolonged impact in 2021 of the
COVID-19
pandemic.
Chief Executive Officer Performance and Compensation
Our Remuneration Committee believes that it is especially important to set compensation for our Chief Executive Officer in a manner that address the fundamental objectives described above. The compensation discussion below pertains to the 2021 compensation of Karim Mikhail, who succeeded to the role of President and Chief Executive Officer on August 1, 2021, upon the retirement of John F. Thero. Prior to his appointment as President and Chief Executive Officer, Mr. Mikhail had been our Senior Vice President, Commercial Head Europe since July 2020.
Mr. Mikhail’s cash compensation was set at the market 25th percentile of other Chief Executive Officers in our 2021 peer group. Mr. Mikhail’s bonus potential is tied to achievement of pre-defined corporate
goals for the applicable year, with no consideration given to individual performance goals as his individual goals were deemed to be the corporate goals. For 2021, Mr. Mikhail’s target cash bonus potential, which was 70% of his base compensation and at approximately the 25th percentile for other Chief Executive Officers in our peer group, was tied to achievement of the corporate goals established by the Remuneration Committee.
The Remuneration Committee established Mr. Mikhail’s compensation on the belief his experience, leadership and abilities would be critical to the Company’s efforts to overcome challenges and to focus on Amarin’s long-term
growth strategy. The Remuneration Committee believes that Mr. Mikhail’s total compensation has been strongly aligned with corporate performance and the interests of our shareholders, including consideration of base compensation, target cash bonus potential and equity incentive awards. With regard to incentive cash bonuses, our Remuneration Committee has an established practice of paying no or partial incentive cash bonuses when the pre-defined corporate
goals are not achieved or achieved only in part. For 2021, Mr. Mikhail was awarded an annual bonus for 2021 in the amount of $430,000 based on 83% achievement of the pre-defined corporate
goals.
Intentionally, a substantial portion of Mr. Mikhail’s compensation is in the form of equity incentive awards, which the Remuneration Committee believes further aligns Mr. Mikhail’s interests with those of our shareholders. The equity incentive awards are made in the form of stock options and restricted stock units, all subject to vesting requirements, that generally target the 50th percentile of the Company’s peer group, with some performance-based awards targeted at the 75th percentile of the Company’s peer group. These equity incentive awards are subject to both time-based and performance-based vesting criteria.
Time-based stock options generally vest over a four-year period. The stock options realize value only if our stock price increases after the date of grant. Performance-based restricted stock units generally vest only if certain pre-defined performance
criteria are achieved (e.g., commercial, clinical or regulatory milestones). Certain of the performance-based restricted stock units also include an additional time-based vesting schedule if, and only if, those performance milestones are achieved. Time-based restricted stock units generally vest over a three- or four-year period. The restricted stock units realize more value the better our stock price performs.
Approximately 80% of Mr. Mikhail’s 2021 total compensation as reported in the
Summary Compensation Table
below relates to stock options and restricted stock units and 37% of his total target compensation is performance-based and/or at risk, in either the form of equity awards or incentive bonus.
In connection with his appointment to the roles of President and Chief Executive Officer, in April 2021, Mr. Mikhail was granted (a) a stock option award exercisable for up to 290,200 ordinary shares of Amarin, which vests in equal annual installments over four years, (b) an award of 215,200 time-based restricted stock units relating to ordinary shares of Amarin, which vests in equal annual installments over three years and (c) an award of 200,000 performance-based restricted stock units relating to ordinary shares of Amarin, which vests upon the achievement of certain performance-based milestones, as discussed in more detail in the
Summary Compensation Table
and in the
Grants of Plan-Based Awards
table below.
The Remuneration Committee believes that the amount and nature of Mr. Mikhail’s compensation in 2021 were at levels that strongly aligned with Mr. Mikhail’s level of experience, Amarin’s corporate performance and goals and the interests of our shareholders.
Five Year Comparative Stock Performance
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
The following graph compares the cumulative five-year return provided to stockholders of Amarin’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on January 1, 2017 and its relative performance is tracked through December 31, 2021.
Included in this five-year time period is the substantial positive impact on the price of Amarin’s ADSs in 2018 following presentation and publication of positive REDUCE-IT results
and in late 2019 following approval by the FDA of a new indication and label expansion for VASCEPA to reduce cardiovascular risk. Also included during this five-year period is the substantial negative impact on the price of Amarin’s ADSs in 2020 following the loss of the Company’s patent litigation and subsequent appeal. During this entire five-year time period, cumulative total return for Amarin’s ADSs approximated or exceeded both the NASDAQ Composite Index and NASDAQ Biotechnology Index.

Company/Market/Peer Company	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Amarin Corporation PLC	$130.19	$429.87	$699.68	$162.66	$109.42
NASDAQ Composite Index	$128.24	$122.32	$167.31	$237.87	$290.63
NASDAQ Biotechnology Index	$121.06	$107.67	$137.61	$176.79	$170.55
Roles in Determining Compensation
Remuneration Committee
The Remuneration Committee, together with the Board, determines the framework for the compensation of Amarin’s executive officers. The Remuneration Committee also determines the corporate and individual performance goals under our management incentive plan and the level of achievement of these goals, and determines the policy for and scope of service agreements for the executive officers and contractual severance payments. While the Remuneration Committee draws on a number of resources, including input from the Chief Executive Officer and independent compensation consultants, to make decisions regarding our executive compensation program, ultimate decision-making authority rests with the Remuneration Committee, subject in key cases to ratification by the independent members of the Board. The Remuneration Committee relies upon the judgment of its members in making compensation decisions, after reviewing the performance of the Company and evaluating an executive’s performance during the year against established goals, operational performance, and business responsibilities. In addition, the Remuneration Committee incorporates judgment in the assessment process to respond to and adjust for the evolving business environment.

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

Compensation Consultant
The Remuneration Committee retains the services of Radford, part of the Rewards Solutions practice of Aon Plc (“Radford”), as independent external compensation consultants. The mandate of the consultants includes assisting the Remuneration Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design, and benchmarking with the Company’s peers in the industry. The Remuneration Committee regularly evaluates the performance of its compensation consultants, considers alternative compensation consultants, and has the final authority to engage and terminate such services.
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
At our 2021 Annual General Meeting of Shareholders, the
non-binding
advisory vote of shareholders supported the compensation of our named executive officers as reported in our 2021 proxy statement by 72.5% of the votes cast at the meeting. These votes for and against the say-on-pay proposal,
together with available feedback from investors, have been and will continue to be considered by the Remuneration Committee in connection with the evaluation of executive compensation.
Shareholder Outreach Program
We make a point of annually engaging with our shareholders to solicit feedback on our executive compensation program. From time to time, we meet with our institutional shareholders to obtain their feedback and views on matters relating to our Company, including our executive compensation program. Based on the feedback received from this type of engagement, we relied more heavily on performance-based equity compensation in the past few years and may adjust our compensation arrangements based on future feedback. For example:

•
in 2017 and early 2018, executive officers of the Company were granted performance-based restricted stock units which were earned if the
Company’s REDUCE-IT cardiovascular
outcomes study was deemed to be successful and only if product revenue reaches pre-defined annual
milestone levels ranging from $300 million to $500 million and then vest only if the recipient remains with the Company for an extended period of time following completion of the REDUCE-IT study;

•
in 2019, certain executive officers and other senior management of the Company were granted performance-based restricted stock units which are earned only if the Company’s aggregate revenue reaches a pre-defined annual
milestone level of $1.0 billion;

•
in 2020, certain executive officers and other senior management of the Company were granted performance-based restricted stock units which are earned only if the Company’s aggregate revenue reaches pre-defined annual
milestone levels of $1.25 billion (in which case 50% of the award will vest) or $1.50 billion (in which case 100% of the award will vest) while others in senior management were granted performance-based restricted stock units, prior to VAZKEPA approval in Europe and prior to securing market access in Europe, based on rapidly achieving net revenue levels in Europe of at least $125 million (in which case 50% of the award will vest) or $250 million (in which case 100% of the award will vest); and

•	in 2021, certain executive officers and other senior management of the Company were granted performance-based restricted stock units which are earned only:

•
with respect to U.S. centric employees, (x) if the Company’s U.S. net revenues in 2021 or any calendar year thereafter reaches $1 billion or (y) if the market share for icosapent ethyl exceeds 50% in 2022 or any calendar year thereafter or (z) if the Company achieves greater than $200 million in annual U.S. operating income in 2022 or any calendar year thereafter (the “U.S. Goals”);

•
with respect to European-centric employees, (x) as to 50% if the Company achieves at least $300 million in European net revenue in 2021 or any calendar year thereafter and (y) as to 50% if the Company achieves greater than $50 million in annual European operating income in 2021 or any calendar year thereafter (the “European Goals”); and

•	for global-sales centric employees, as to 25% of such award, upon the Company’s achievement of each U.S. Goal and/or the European Goal.

Alternatively, the awards granted in 2021 will become fully vested upon achievement of global net income of $300 million (excluding non-cash
stock-based compensation charges) in 2021 or any calendar year thereafter. With respect to each milestone for the 2021 awards, achievement must occur with respect to financial performance during calendar years 2021—2027, in each case as certified by the Remuneration Committee with reference to the audited financial statements for such period included in the Company’s Annual Report on
Form 10-K.
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
Our peer companies referenced in determining compensation actions with respect to 2021 fiscal year compensation were selected by the Remuneration Committee with the support of Radford, which, beginning in 2011, has been retained to conduct comprehensive reviews of the Company’s executive compensation practices.
Our peer companies for 2021 compensation evaluation were selected prior to the start of 2021 in consultation with Radford on the basis of business segment and size metrics, including market capitalization, revenue, headcount and business model. Radford also qualitatively evaluated each company based on business focus and corporate strategy. For the 2021 peer group, Radford also took into account Amarin’s planned headcount expansion.
The Remuneration Committee considered the foregoing analysis in selecting the following 17 publicly-traded peer companies for use in evaluating compensation actions in the 2021 fiscal year:

ACADIA Pharmaceuticals	Halozyme Therapeutics*	Pacira Biosciences*
Akcea Therapeutics*	Intercept Pharmaceuticals*	PTC Therapeutics*
Akebia Therapeutics	Ionis Pharmaceuticals*	Repligen Corporation*
Alkermes*	Ironwood Pharmaceuticals*	Supernus Pharmaceuticals*
Emergent BioSolutions	Jazz Pharmaceuticals*	United Therapeutics
Exelixis*	Neurocrine Biosciences*

*	Included in prior-year peer group.
In addition to the peer group above, the Remuneration Committee also reviews competitive compensation data from the Radford Global Life Sciences Compensation Survey. For 2021 compensation decisions, the Radford survey group included publicly traded biopharmaceutical companies with between 300 and 3,000 employees, annual revenue between $200 million and $1.5 billion, and market capitalization of between $500 million and $8.0 billion. For benchmarking purposes, Radford then developed a final market composite data point based equally on proxy data and survey data. Radford then assessed the Company’s 2021 compensation against market pay elements such as base salary, target short-term incentives as a percentage of base salary, target total cash compensation, long-term incentives and target total direct compensation. Additionally, the Company’s incumbent officers were matched to benchmark positions according to each officer’s primary responsibilities.
The Remuneration Committee reviews the Company’s list of peer companies annually to reflect changes in market capitalization, developments at the Company relative to its peer companies, and other factors.

Implementation of Objectives
In fiscal year 2021, our executive compensation program consisted of the following forms of compensation, each of which is described below in greater detail:

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
Changes in Base Salaries for 2021
In January 2021, the Remuneration Committee approved salary increases for the named executive officers as set forth below. These increases were determined to take into consideration the rate of inflation and to approximate the estimated rate of compensation increase in the Company’s peer group.

In the case of Dr. Ketchum, a salary of $545,900, effective February 1, 2021, was approved. This base salary was slightly higher than the 50th percentile for officers of similar position within our peer group; this determination was made in light of the Remuneration Committee’s recognition of Dr. Ketchum’s significant contributions to the Company during his tenure with the Company, in particular in connection with our ongoing clinical and regulatory efforts. In the case of Mr. Kalb, a salary of $475,200, effective February 1, 2021, was approved. This base salary was targeted at the 50th percentile for officers in similar position within our peer group. In the case of Mr. Berg, a salary of $475,200, effective February 1, 2021, was approved. This base salary was targeted below the 50th percentile for officers of similar position within our peer group. In the case of Mr. Thero, a salary of $844,600, effective February 1, 2021, was approved. This base salary is at the 50th percentile for Chief Executive Officers within our peer group. In the case of Mr. Kennedy, a salary of $545,000, effective February 1, 2021, was approved. As was the case in 2020, this base salary was higher than the 50th percentile for officers of similar position within our peer group; this determination was made in light of the Remuneration Committee’s recognition of Mr. Kennedy’s extensive experience and significant contributions to the Company during his tenure with the Company, in particular in connection with our ongoing regulatory efforts, several litigation matters and continued advancement of the Company’s global intellectual property estate.
In connection with his promotion to President and Chief Executive Officer in August 2021, Mr. Mikhail’s base salary was increased to $750,000. This base salary is at the 25th percentile for Chief Executive Officers within our peer group. When Mr. Marks was hired as our Senior Vice President and Chief Legal Officer, effective in August 2021, his base salary was approved at $475,000, below the 50th percentile for officers of similar position within our peer group.
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
The Board has adopted a Management Incentive Compensation Plan (“MICP”), under which the Remuneration Committee each year determines and approves corporate and individual performance goals and achievement of these goals for purposes of determining annual performance-based cash bonuses. The MICP is intended to provide structure and predictability regarding the determination of performance-based cash bonuses. Specifically, the MICP is intended to:

(i)	increase management focus on goals that are challenging but achievable and intended to create value for shareholders;

(ii)	encourage management to work as a team to achieve the Company’s goals;

(iii)	encourage individuals to realize goals that are meaningful to the Company;

(iv)	provide incentives for management to strive for achievement above and beyond the Company goals; and

(v)	help attract and retain high quality senior management personnel.
The MICP provides that the bonus potential for our executive officers will be established on an annual basis by the Remuneration Committee. Under the MICP, the actual amount of the bonus paid is calculated on a formulaic basis based upon achievement of pre-determined performance
goals. In order to be eligible to receive a bonus, the Company must have achieved at least a specified percentage of the corporate and individual goals for that year. The corporate goals and the relative weighting of the corporate and individual performance goals, as well as the relative weighting for each individual of individual performance goals, are established by the Remuneration Committee on an annual basis, shortly after our Board approves our annual operating plan (referred to herein as the Company’s “2021 operating plan” or the “Company’s plan”). The Remuneration Committee has determined it appropriate to have our Chief Executive Officer’s goals match our corporate goals and for no portion of his annual incentive bonus to be determined based on individual performance goals. For all other executive officers, individual goals are determined on an annual basis by the Remuneration Committee based on their areas of functional responsibility.
Under the MICP, the Remuneration Committee reserves the right to make subjective assessments of executive performance and to separately reward performance beyond established individual or corporate goals and targets, and to award a smaller or larger bonus than provided for in the MICP, or to award no bonus.
For fiscal year 2021, the target bonus potential for our management employees as a percentage of base salary ranged from 80% for our former President and Chief Executive Officer, 70% for our current President and Chief Executive Officer, 50% for our Executive Vice
Presidents, 40-50% for
our Senior Vice
Presidents, 30-35% for
our Vice Presidents,
and 15-25% for
our Directors and Managers. All of the bonus potential for both our current and former President and Chief Executive Officer was tied to the 2021 corporate goals.
Fiscal Year 2021 Annual Bonus Incentive
Upon completion of fiscal year 2021, the Remuneration Committee assessed the Company’s performance against corporate performance goals established for 2021 and, for executive officers other than our current and former President and Chief Executive Officer, the executive’s overall performance against individual performance goals established for 2021. In accordance with our customary practice, the Board approved the 2021 corporated goals in December 2020. Although during 2021 neither the Remuneration Committee nor the Board approved any adjustments to the goals approved in December 2020 in light of the continued impact of the
COVID-19
pandemic or other unanticipated events, the Company did take into account the prolonged impact of the
COVID-19
pandemic on the Company’s operations when determining achievement and, for executives other than our current and former President and Chief Executive Officer (for whom the bonus potential is tried entirely to the achievement of corporate goals), adjusted the individual achievement level to be eligible for a bonus from 80% to 70% of the person’s individual goals.
Set forth below are the corporate goals that were approved by the Remuneration Committee in assessing overall performance for the 2021 fiscal year, as well as the relative weighting of these goals and the Remuneration Committee’s determination of achievement for each goal.
2021 Corporate Goals*
U.S. Commercial Profitability Improvement (20%)
. These goals established target performance for the Company regarding the commercialization of VASCEPA in the United States. The specific goals were as follows:

•	Improve profit from U.S. commercial activities to exceed $200 million** (80%)

•
Compliance: Favorable
year-end
report to our Board on adherence to, and compliance with, corporate compliance program and no lost claim due to untruthful or misleading statements to healthcare professionals (20%)

*
Certain of the metrics under the MICP tied to the 2021 operating plan above and throughout this Amendment include highly sensitive data, including international expansion projections, inventory purchase requirements, cash outflows and support for supplier capacity expansion. We do not disclose the specific target levels for these metrics, including as they inform certain individual performance goals, because we believe that such disclosure would result in competitive harm to our Company. We purposely set these target levels at aggressive levels. Revealing these metrics, including the reasoning for setting targets at specific levels, could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products. We believe each of these target levels was designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year.

**
In 2021, the Company utilized a profitability metric rather than a revenue-based performance metric to further encourage top-line growth and administrative efficiencies. The profitability figure above refers to U.S. gross margin minus U.S. sales and marketing related expenses.

European Commercialization (20%)
. These goals establish target performance for the Company regarding the commercialization of VAZKEPA in the European Union (“EU”). The specific goals were as follows:

•	Secure approval of marketing authorization (“MAA”) for CV risk reduction by the end of the first quarter of 2021 (25%)

•	Launch commercially in Germany in the third quarter of 2021 (50%)

•	Secure market access with pricing consistent with the Company’s plan in at least one country (25%)
International Expansion (10%)
. These goals establish target performance for the Company regarding the commercialization of VAZKEPA in the rest of the world. The specific goals were as follows:

•	China : Support Edding’s submission for VASCEPA regulatory approval in mainland China (50%)

•	China : Garner recommendation from medical society regarding use of VASCEPA based on REDUCE-IT results (25%)

•	Canada and the Middle East and North Africa : Support revenue growth consistent with the Company’s plan (25%)
R&D/Business Development (20%)
. These goals establish target performance for the Company regarding research and development, as well as business development activities. The specific goals were as follows:

•
Secure an
in-license
for development of (or develop organically) a new product or a new indication capable of supporting at least a specified amount in peak sales and advance such opportunity to status of clinically viable with business plan supported by our Board (75%)

•	Complete ongoing COVID-19 studies (25%)
Supply (20%)
. These goals established target performance for the Company regarding the commercial and clinical supply. The specific goals were as follows:

•	Supply price : Purchase active pharmaceutical ingredient at an average price consistent with the Company’s plan (50%)

•
Suppliers
: Ensure adequate qualified supply to meet 2021 demand and to exit 2021 with capacity on-line
(or schedule to be
on-line)
to meet or exceed a specified percentage of base case revenue scenarios for 2022 and 2023 as determined for next year’s plan (50%)

Financial (10%)
. This goal established target performance for the Company regarding the operational finance performance. The specific goal was as follows:

•	Cash outflow from operations : Ensure gross cash outflow is not greater than the Company’s 2021 operating plan
In reviewing the Company’s performance against
the pre-specified corporate
goals set by the Remuneration Committee as described above, the Remuneration Committee determined the goals were achieved as follows:

•	the U.S. Commercial Profitability Improvement goal was achieved at the 100% level, resulting in a weighted score of 20% for this component of the corporate goals;

•	the European Commercialization goal was achieved at the 100% level, resulting in a weighted score of 20% for this component of the corporate goals;

•	the International Expansion goal was achieved at the 75% level, resulting in a weighted score of 7.5% for this component of the corporate goals;

•	the R&D/Business Development goal was achieved at the 25% level, resulting in a weighted score of 5% for this component of the corporate goals;

•	the Supply goal was achieved at the 100% level, resulting in a weighted score of 20% for this component of the corporate goals; and

•	the Financial goal was achieved at the 100% level, resulting in a weighted score of 10% for this component of the corporate goals.
In total, the Remuneration Committee determined that
these pre-defined corporate
goals were achieved at approximately 83% level. The Remuneration Committee determined that no pre-defined stretch
goal was achieved.
In addition, to provide added incentive and reward for potential key value adding accomplishment, “stretch” award opportunities were set for certain of the named executive officers if specific accomplishments were successful, including an additional (i) $75,000 payable to Dr. Ketchum if the European Commission approved VASCEPA before June 30, 2021 with a label consistent with prior presentation to our Board; (ii) $50,000 payable to Mr. Mikhail for each successful market access in certain EU geographies within 18 months of EU approval, subject to certain pricing parameters; (iii) $75,000 payable to Mr. Kennedy conditioned upon governmental support for VASCEPA as a COVID treatment; and (iv) $100,000 payable to Mr. Kennedy for successful legal achievements related to the generic market.
Individual Performance-Based Cash Bonus Awards
Karim Mikhail, President and Chief Executive Officer (principal executive officer)
The Remuneration Committee calculated Mr. Mikhail’s 2021 MICP bonus to be $430,000 in connection with, and based on, the Company’s achievement of base corporate goals as described above (83% level).
Steven B. Ketchum, Ph.D., President of Research and Development, Executive Vice President and Chief Scientific Officer
For Dr. Ketchum, individual performance goals for fiscal year 2021 were focused on the areas outlined below:
European Commercialization: 35%

•	Secure first-cycle positive opinion on EU MAA from the European Medicines Agency (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) and European Commission approval

•	Support commercial launch in Germany

•
Leverage “Reliance Route” to submit UK MAA within one month of CHMP positive opinion; secure first-cycle approval of UK MAA for CV risk reduction by the end of 2021 and support product launch in UK per the Company’s plan

•	Incorporate Swissmedic pre-submission feedback into final dossier and submit Swiss MAA

•	Determine and implement short-and long-term strategies for meeting country-specific Responsible Person requirements per the Company’s plan

•	Submit variations to add certain drug substance suppliers and secure EU approval by end of 2021

•	Successfully complete required process validation lots to enable EU launch

•	Qualify EU-based packaging facility and submit variation to MAA per the Company’s plan
U.S. Commercialization and International Expansion: 30%

•	Support existing ex-US partnerships and future potential partnering activities throughout 2021

•	Ensure product quality and uninterrupted supplies that meet near-term and future commercial demands and research needs throughout 2021

•	Continue data flow for REDUCE-IT throughout 2021
Future Development Strategy and Life Cycle / Pipeline Management: 35%

•
In-license
for development (or develop organically) a new product or a new indication capable of supporting a specified amount in peak sales and advance such opportunity to status of clinically viable with business plan supported by the Board and execute per the Company’s plan

•	Support completion of ongoing COVID-19 studies and help create recommended next steps for presentation to the Board by the end of 2021

•	Submit pre-investigation new drug rationale for a proscribed indication pursuant the Company’s plan
Under the Company’s MICP, 75% of Dr. Ketchum’s bonus for 2021 was based on achievement of the corporate goals (in proportion to the extent such goals were achieved) and 25% of his bonus was based on achievement of his individual goals (in proportion to the extent such goals were achieved).

The Remuneration Committee approved the achievement of 2021 corporate goals at the 83% level as described above. In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Dr. Ketchum had achieved his individual goals at the 95% level.
The Remuneration Committee calculated Dr. Ketchum’s 2021 MICP bonus to be $258,000 (not including the special achievements described below), or 85% of his target bonus amount. The calculation was based on 75% weight given to the 83% achievement of 2021 corporate goals and 25% weight given to the 95% achievement of Dr. Ketchum’s individual goals.
Michael W. Kalb, Senior Vice President and Chief Financial Officer, Assistant Secretary (principal financial officer and principal accounting officer)
For Mr. Kalb, individual performance goals for fiscal year 2021 were focused on the areas outlined below as:
Business Financial Management: 30%

•	Ensure gross cash outflow is not greater than the Company’s 2021 operating plan (except if supported by higher than plan revenues)

•
Manage cash balance and net operating cash flow such that it is equal to or greater than the Company’s 2021 operating plan: create and implement quarterly internal risk/return analysis in compliance with investment policy and improve cash inflow/outflow analysis with quarterly explanations of any major plan variances leading to improved cash forecasting to satisfaction of the Chief Executive Officer

•
Improve processes by which 2021 and 2022 financial assumptions are updated on a rolling basis and goal performance are reviewed quarterly with department and functional leads to enhance 2021 accountability and to ensure alignment/identify changes; present significant assumption changes to the Chief Executive Officer on a timely basis as warranted; launch formal operating plan kickoff approximately one week following the Company’s strategic meeting and complete the operating plan, including certain goals, at least one week before December Board meeting

Financial Reporting, Expense Control and Tax: 25%

•	Maintain operational expenses for Finance/Accounting and Investor Relations which do not exceed the Company’s 2021 operating plan

•	Implement efficiencies relating to auditor, press release and website matters related to quarterly and annual reporting

•	Ensure no material control weaknesses from 2021 compliance testing or from 2020 compliance testing completed in 2021

•	Update policies and procedures to ensure adequacy of infrastructure in Europe to ensure timely reporting (including statutory reporting), tax compliance and value-added tax compliance

•	Work with accountants and advisors to establish internal controls over financial reporting throughout Europe by the end of the second quarter of 2021

•	Continue creation and implementation of EU corporate structure with Legal, including maintaining consistency with current corporate structure; update transfer pricing study for current structure

Commercial
 & Business Development Support: 35%

•	Work with U.S. commercial team to proactively address and respond to market dynamics (e.g., COVID-19 and generic entry) to ensure achievement of target U.S. commercial operating income

•	Build the necessary European financial infrastructure to ensure timely and accurate financial closes and reporting

•
In conjunction with the business development team, support the evaluation of potential transactions per the Company’s plan, including providing and updating corporate forecasts as applicable and providing other financial support

Investor Relations: 10%

•
Coordinate U.S. website refresh to be live by February 2021, ensure it is perpetually updated and ensure that potential increase in activity from EU investors is addressed consistent with peer company standards

•	Assist Investor Relations with responsiveness to investor inquiries

•	Draft press releases, to the extent possible, at least one week prior to target release dates
Under the Company’s MICP, 75% of Mr. Kalb’s bonus for 2021 was based on achievement of the corporate goals (in proportion to the extent such goals were achieved) and 25% of his bonus was based on achievement of his individual goals (in proportion to the extent such goals were achieved).
The Remuneration Committee approved the achievement of 2021 corporate goals based at the 83% level as described above. In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Mr. Kalb had achieved approximately 96% of his individual goals.
The Remuneration Committee calculated Mr. Kalb’s 2021 MICP bonus to be $204,930, or 86.25% of his target bonus amount. The calculation was based on 75% weight given to the 83% achievement of 2021 corporate goals and 25% weight given to the 96% achievement of Mr. Kalb’s individual goals.
Aaron D. Berg, Executive Vice President and Chief Commercial Officer
For Mr. Berg, individual performance goals for fiscal year 2021 were focused on the areas outlined below as:
U.S. Commercial Profitability: 50%

•	Improve profit from U.S. commercial activities per the Company’s plan

•	Favorable year-end report to the Board on adherence to and compliance with corporate compliance program and no lost claim due to untruthful or misleading statements to healthcare professionals
Sales: 20%

•
Conduct comprehensive analysis of
COVID-19/generic
launch impact and recommend prudent optimization strategy; subject to Board approval, implement in the second quarter of 2021 and achieve strategic triggers

•	Increase sales professionals’ cost-effective productivity as per 2021 operation plan

•	Increase sales reach and productivity of target as per the Company’s 2021 operating plan

Marketing: 20%

•
Before the end of the first quarter of 2021, create and implement strategies and tactics to increase awareness of the need for preventative CV care as patients returning to routine medical care and achieve objectives established in such plans

Managed Markets and Trade: 10%

•	Increase formulary access for covered lives in accordance with the Company’s 2021 operating plan
Under the Company’s MICP, 75% of Mr. Berg’s bonus for 2021 was based on achievement of the corporate goals (in proportion to the extent such goals were achieved) and 25% of his bonus was based on achievement of his individual goals (in proportion to the extent such goals were achieved).
The Remuneration Committee approved the achievement of 2021 corporate goals at the 83% level as described above. In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Mr. Berg had achieved 90.5% of his individual goals.
The Remuneration Committee calculated Mr. Berg’s 2021 MICP bonus to be $233,406, or approximately 85% of his target bonus amount. The calculation was based on 75% weight given to the 83% achievement of 2021 corporate goals and 25% weight given to the 90.5% achievement of Mr. Berg’s individual goals.
Jason M. Marks, Executive Vice President, Chief Legal and Compliance Office and Corporate Secretary
In connection with his appointment as Amarin’s Senior Vice President, Chief Legal Officer and Corporate Secretary in August 2021 and pursuant to his employment agreement with the Company, the Remuneration Committee approved a 2021 bonus amount for Mr. Marks in the amount of $207,219.
John T. Thero, former President and Chief Executive Officer
For Mr. Thero, pursuant to and conditioned upon Mr. Thero’s compliance with his separation agreement, Mr. Thero was eligible for a 2021 annual bonus, calculated on a pro rata basis based on his 2021 service and subject to the achievement of our Board’s approved corporate goals, with such bonus targeted at 80% level of his base salary. Consistent with this arrangement, in January 2022, the Board approved a 2021 bonus for Mr. Thero in the amount of $536,738
Joseph T. Kennedy, former Executive Vice President, General Counsel and Strategic Initiatives, Secretary
For Mr. Kennedy, pursuant to and conditioned upon Mr. Kennedy’s compliance with his separation agreement, Mr. Kennedy was eligible for a 2021 annual bonus, calculated on a pro rata basis based on his 2021 service and subject to the achievement of our Board’s approved corporate goals, with such bonus targeted at 50% of his base salary. Consistent with this arrangement, in January 2022, the Board approved a 2021 bonus amount for Mr. Kennedy in the amount of $216,824.
Special Incentive Bonus Programs
From time to time, the Remuneration Committee establishes special bonus programs to incentivize individual performance toward goals that are judged by the Remuneration Committee as important for corporate progress, very difficult to achieve, and of significant shareholder value if achieved or to reward exceptional achievement.
At the time that it approved annual bonuses for 2021, the Remuneration Committee approved an additional bonus of $50,000 for Mr. Mikhail for his significant achievements during 2021, including a smooth transition following Mr. Thero’s retirement, his vision and strategy, his leadership with the
Go-To-Market
strategy development, successes in driving progress in Europe, building out the management team and driving a performance-driven culture focused on meritocracy.

In December 2021, the Remuneration Committee approved a special retention bonus award for Dr. Ketchum in the amount of $25,000, in recognition of his undertaking additional business development responsibilities, and his performance with respect to such responsibilities.
Equity Compensation
Overview
Stock Options and Restricted Stock Units
. As an important component of our compensation program, executive officers are eligible to receive equity compensation, which has historically been in the form of stock options, restricted stock units and performance-based restricted stock units. The Remuneration Committee grants stock options and restricted stock units (both time-based and performance-based) to executive officers to aid in their retention, to motivate them to assist with the achievement of both near-term and long-term corporate objectives and to align their interests with those of our shareholders by creating a return tied to the performance of our stock price. In determining the form, date of issuance and value of a grant, the Remuneration Committee considers the contributions and responsibilities of each executive officer, appropriate incentives for the achievement of our long-term growth, the size and value of grants made to other executives at peer companies holding comparable positions, individual achievement of designated performance goals, and the Company’s overall performance relative to corporate objectives.
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
Equity Award Grant Policy
. We have an equity award grant policy that formalizes our process for granting equity-based awards to officers and employees. Under our equity award grant policy, all grants to executive officers must be approved by our Board or Remuneration Committee and all grants to other employees must be granted within guidelines approved by our Board or Remuneration Committee. All stock options have an exercise price equal to the fair market value of our ordinary shares, calculated based on our closing market price on the applicable grant date. Under our equity award grant policy, equity awards will generally be granted as follows:

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

Equity Grants Awarded in Fiscal Year 2021
In considering annual equity awards for our executive officers in 2021, our Remuneration Committee aimed to grant equity that generally targets the 50th percentile of the Company’s peer group, with some performance-based awards targeted at the 75th percentile of the Company’s peer group. Equity awards in 2021 were comprised of a mix of time-based stock options (vesting over a four-year period), time-based restricted stock unit awards (vesting over a three-year period) and performance-based restricted stock unit awards (vesting tied to the achievement of pre-defined performance
milestones; including the achievement
of pre-defined revenue
milestones). Equity awards in made in 2021 were granted with a view towards both retaining and incentivizing our executives in future periods.

The grant date fair values of the equity awards granted to executive officers for the 2021 fiscal year are reflected in the
Summary Compensation Table
below and the number of shares subject to equity awards granted in 2021 is reflected in the
Grants of Plan-Based Awards
table below.
With respect to the Black-Scholes option-pricing model required under FASB ASC Topic 718 and discussed further below, historical variable assumptions and other variables can cause model prices to be more or less than the actual value of an option when exercised or in an ultimate exit. Actual option value is instead based on stock performance, which can vary significantly from these historical variable assumption-based valuation estimates. Because the actual value is based on stock performance, the Remuneration Committee believes that the equity awards create added and important alignment of management with our other shareholders regarding our long-term growth.
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
Our retirement savings plan (“401(k) Plan”) is
a tax-qualified retirement
savings plan, pursuant to which all employees, including the named executive officers, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the IRS, which contributed amounts are eligible for a discretionary percentage match, in cash, as defined in the 401(k) Plan and determined by the Board of Directors. We recognized $1.9 million of related compensation expense for the 401(k) Plan for the year ended December 31, 2021.
Tax and Accounting Considerations
In making compensation decisions affecting our executive officers, the Remuneration Committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Remuneration Committee considers the requirements and impact of Section 162(m) of the Code. Under Section 162(m) of the Code compensation paid to each of the company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible
for tax purposes unless the compensation qualifies for certain grandfathered exceptions for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.
Although the Remuneration Committee considers tax implications as one factor in determining executive compensation, the Remuneration Committee also looks at other factors in making its decisions and believes that stockholder interests are best served if the Committee retains maximum flexibility to design executive compensation programs that meet stated business objectives.

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
Equity interests that count toward the satisfaction of the ownership guidelines include the value of ordinary shares owned (including shares purchased on the open market or acquired upon the exercise of stock options). The calculation of an individual’s equity interest, however, does not include the value of stock options (whether or not vested), unvested restricted stock, and unvested restricted stock units. Executive officers have five years from commencement of their appointment as an executive officer to attain these ownership levels. If an executive officer does not meet the applicable guideline by the end of the five-year period, the officer is required to hold a minimum of 50% to 100% of the shares resulting from any future equity awards until the applicable guideline is met, net of shares sold or withheld to exercise stock options and pay withholding taxes. The Remuneration Committee, however, may make exceptions for any officer on whom this requirement could impose a financial hardship.
As of the date of this Amendment, all of the Company’s named executive officers have satisfied these ownership guidelines, or have time to do so.
Additionally, we have instituted Stock Ownership Guidelines for our non-employee directors.
For information regarding these guidelines, see the section entitled “
Director
 Compensation—Non-Employee
 Director Compensation
.”
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

REMUNERATION COMMITTEE REPORT
The information contained in this report shall not be deemed to be (1) “soliciting material,” (2) “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. This report shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The Remuneration Committee of the Board of Directors has reviewed and discussed the Executive Compensation Discussion and Analysis contained in this Amendment with management. Based on such review and discussion, we have recommended to the Board of Directors that the Executive Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
Submitted by the Remuneration Committee of the Board of Directors
David Stack (Chairman)
Jan van Heek
Kristine Peterson
Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended indicated.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Karim Mikhail	2021	672,747	50,000	3,099,291	1,546,456	430,000	36,059	5,834,553
President and Chief Executive Officer (1)
Steven B. Ketchum, Ph.D.	2021	562,608	—	1,462,784	1,084,166	258,000	7,012	3,374,570
President of Research and Development, Senior Vice President and Chief Scientific Officer	2020	525,975	—	2,396,186	1,283,786	225,250	6,912	4,438,109
	2019	480,083	—	1,487,934	697,694	350,905	6,712	3,023,328
Michael W. Kalb	2021	473,933	—	1,765,147	765,949	204,930	7,012	3,216,971
Senior Vice President and Chief Financial Officer, Assistant Secretary	2020	458,275	—	2,396,186	1,283,786	191,475	6,912	4,336,634
	2019	438,058	—	1,487,934	697,694	227,832	6,712	2,858,230
Aaron D. Berg	2021	505,100	—	1,462,781	1,084,166	233,406	7,012	3,292,468
Senior Vice President and Chief Commercial Officer	2020	458,275	—	2,396,186	1,283,786	190,900	6,912	4,336,059
	2019	438,058	—	1,487,934	697,694	228,820	6,712	2,859,218
Jason Marks	2021	173,766	207,219	1,086,000	423,522	—	1,811	1,892,318
Executive Vice President and Global Chief Legal Officer and Corporate Secretary (7)
John F. Thero	2021	670,923	—	5,353,429	3,067,754	536,738	6,810	9,635,654
Former President and Chief Executive Officer (8)	2020	810,000	—	11,882,188	4,665,531	551,040	6,912	17,915,671
	2019	697,067	—	3,645,607	3,944,907	635,250	6,712	8,929,543
Joseph T. Kennedy	2021	443,645	—	1,160,421	765,949	216,824	6,503	2,593,342
Former Executive Vice President, General Counsel and Strategic Initiatives, Secretary (9)	2020	525,975	—	2,396,186	1,283,786	229,888	6,912	4,442,747
	2019	480,083	60,000	1,487,934	697,694	250,905	6,712	2,983,328

(1)
Mr. Mikhail was promoted to, and began serving as, our President and Chief Executive Officer in August 2021, and did not serve as our executive officer during fiscal years 2020 and 2019. Accordingly, his compensation with respect to fiscal years 2020 and 2019 are not included. In addition to serving as our President and Chief Executive Officer, Mr. Mikhail serves as a member of our board of directors, but receives no additional compensation for his service in such role.

(2)
The amounts reported in the “Bonus” column for 2021 and 2019 for Mr. Mikhail and Mr. Kennedy, respectively, consist of discretionary cash bonuses awarded under the MICP for significant achievements during 2021 and exceptional performance in 2019, respectively. The amount reported in the “Bonus” column for 2021 for Mr. Marks consists of the bonus agreed upon in his employment agreement with the Company that he entered into when he joined the Company in August 2021.

(3)
This column reflects the aggregate grant date fair value of time- and performance-based vesting restricted stock unit awards granted in each year calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures related to service-based vesting. For performance-based restricted stock units, the value reported reflects the value of the award at the grant date based upon the probable outcome of the performance conditions. For the performance-based restricted stock units granted in 2021, the grant date fair value of each such award included in the table assuming the probable outcome of the performance conditions (which is assumed to be the maximum level of achievement) is $1,671,000 for Mr. Mikhail, $439,622 for each of Dr. Ketchum, Mr. Kalb, Mr. Berg and Mr. Kennedy, $543,000 for Mr. Marks and $2,465,706 for Mr. Thero. For the performance-based restricted stock units granted in 2020, the grant date fair value of each such award included in the table assuming the probable outcome of the performance conditions (which is assumed to be the maximum level of achievement) is $9,014,778 for Mr. Thero and $1,607,286 for each of Dr. Ketchum, Mr. Kalb, Mr. Berg and Mr. Kennedy. For the performance-based restricted stock units granted in 2019, the grant date fair value of each such award included in the table assuming the probable outcome of the performance conditions (which is assumed to be the maximum level of achievement) is $843,500 for each of Dr. Ketchum, Mr. Kalb, Mr. Berg and Mr. Kennedy. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in the Original Form
10-K
Filing.

(4)
This column reflects the aggregate grant date fair value of time-based stock option awards granted in each year and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in the Original Form
10-K
Filing.

(5)
This column reflects payments made under the MICP and special incentive bonus programs in respect of the year earned. See the discussion regarding annual and special incentive compensation in “
Executive Compensation Discussion and Analysis
” for further information regarding the performance measures.

(6)	The amounts included in this column represent company-paid match of 401(k)/pension contributions and life insurance premiums.
(7)
Mr. Marks joined the Company in August 2021 as the Company’s Senior Vice President, Chief Legal Officer and Corporate Secretary and was promoted to Executive Vice President and Global Chief Legal Officer in April 2022.

(8)
Mr. Thero resigned as President and Chief Executive Officer, and a member of the board of directors, of the Company, effective August 1, 2021, and provided transitional services through October 31, 2021. Mr. Thero received no additional compensation for his service as a member of our board of directors.

(9)
Mr. Kennedy resigned as Executive Vice President, General Counsel and Strategic Initiatives and Secretary of the Company, effective August 1, 2021, and provided transitional services through October 31, 2021.

Narrative to the Summary Compensation Table
The amounts reported in the Summary Compensation Table, including base salary, stock awards, option awards, and payments made under the MICP, are described more fully under “
Executive Compensation Discussion and Analysis
.”

Grants of Plan-Based Awards
The following table sets forth certain information regarding grants of plan-based option awards to the named executive officers during fiscal year 2021:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($) (1)
Karim Mikhail	1/4/2021 4/12/2021	46,000 290,200	(2) (2)	5.03 4.97	182,086 1,364,370
Steven B. Ketchum, Ph.D.	1/4/2021 8/2/2021	193,500 96,750	(2) (2)	5.03 4.22	765,949 318,217
Michael W. Kalb	1/4/2021	193,500	(2)	5.03	765,949
Aaron D. Berg	1/4/2021 8/2/2021	193,500 96,750	(2) (2)	5.03 4.22	765,949 318,217
Jason Marks	9/1/2021	100,000	(3)	5.43	423,522
John F. Thero	1/4/2021	775,000	(2)	5.03	3,067,754
Joseph T. Kennedy	1/4/2021	193,500	(2)	5.03	765,949

(1)
This column reflects the aggregate grant date fair value of option awards granted in 2021, and is calculated in accordance with FASB ASC 718, using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in the Original Form
10-K
Filing.

(2)	These options vest over four years, with 25% vesting on the first anniversary of the grant date and the balance vesting ratably over the subsequent 12 calendar quarters.
(3)	These options vest over four years, with 25% vesting on August 19, 2022 and the balance vesting ratably over the subsequent 12 calendar quarters.
The following table sets forth certain information regarding grants of plan-based restricted stock unit awards subject to time-based vesting to the named executive officers during fiscal year 2021:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards ($) (1)
Karim Mikhail	1/4/2021 4/12/2021	34,100 215,200	(2) (3)	171,523 1,256,768
Steven B. Ketchum, Ph.D.	1/4/2021 8/2/2021	143,300 71,650	(2) (4)	720,799 302,363
Michael W. Kalb	1/4/2021 8/2/2021	143,300 143,300	(2) (4)	720,799 604,726
Aaron D. Berg	1/4/2021 8/2/2021	143,300 71,650	(2) (4)	720,799 302,363
Jason Marks	9/1/2021	100,000	(5)	543,000
John F. Thero	1/4/2021	574,100	(2)	2,887,723
Joseph T. Kennedy	1/4/2021	143,300	(2)	720,799

(1)
This column reflects the aggregate grant date fair value of time-based restricted stock unit awards granted in 2021, calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in the Original Form
10-K
Filing.

(2)	These restricted stock unit awards vest in three equal annual installments on each of December 31, 2021, December 31, 2022 and December 31, 2023.
(3)	These restricted stock unit awards vest in three equal annual installments on each of April 12, 2022, April 12, 2023 and April 12, 2024.
(4)	These restricted stock unit awards vest in three equal annual installments on each of July 31, 2022, July 31, 2023 and July 31, 2024.
(5)	These restricted stock unit awards vest in three equal annual installments on each of August 19, 2022, August 19, 2023 and August 19, 2024.
The following table sets forth certain information regarding grants of plan-based restricted stock unit awards subject to performance-based vesting to the named executive officers during fiscal year 2021:

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Target (#) (1)		Grant Date Fair Value of Stock Awards ($) (2)
Karim Mikhail	1/4/2021 4/12/2021	100,000 200,000	(3)	503,000 1,168,000
Steven B. Ketchum, Ph.D.	1/4/2021	87,400	(3)	439,622
Michael W. Kalb	1/4/2021	87,400	(3)	439,622
Aaron D. Berg	1/4/2021	87,400	(3)	439,622
Jason Marks	9/1/2021	100,000	(3)	543,000
John F. Thero	1/4/2021	490,200	(3)	2,465,706
Joseph T. Kennedy	1/4/2021	87,400	(3)	439,622

(1)	There is no threshold for these awards and the target equates to the maximum.
(2)
This column reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718 assuming the probable outcome of the performance condition on the grant date, which was assumed to be maximum achievement of such condition.

(3)
This amount represents restricted stock unit awards that vest and are earned only if pre-defined
sales and operational milestones are achieved by December 31, 2027. To date, the pre-defined
sales and operational milestones have not been achieved and, as a result, none of the restricted stock units have vested.

The following table sets forth certain information regarding grants of non-equity
incentive plan-based awards to the named executive officers during fiscal year 2021:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)
Name	Grant Date	Target(1)		Maximum(1)
Karim Mikhail	—	525,000	(1)	525,000	(1)
Steven B. Ketchum, Ph.D.	—	300,000	(1)	300,000	(1)
Michael W. Kalb	—	237,600	(1)	237,600	(1)
Aaron D. Berg	—	275,000	(1)	275,000	(1)
Jason Marks	—	87,466	(2)	87,466	(2)
John F. Thero	—	675,680	(3)	675,680	(3)
Joseph T. Kennedy	—	272,950	(3)	272,950	(3)

(1)
The amounts in the “Target” and “Maximum” columns reflect the potential payouts under the 2021 MICP. The amounts in the “Maximum” column represent the amounts that could be earned if all corporate performance, individual performance and
pre-defined
stretch goals under the 2021 MICP are achieved. Actual bonuses awarded to the individuals were based on achievement of objectives, as discussed in the “
Executive Compensation Discussion and Analysis
” section.
(2)	Represents potential payouts under the 2021 MICP as described in (1) above, pro-rated for the amount of time he was an employee in 2021.
(3)
Represents potential payouts under the 2021 MICP as described in (1) above. Pursuant to and conditioned upon compliance with Mr. Thero’s and Mr. Kennedy’s separation agreements, each of Mr. Thero’s and Mr. Kennedy’s actual bonus was calculated on a pro-rata
basis based on their 2021 service.

Option Exercises and Stock Vested
The following table sets forth the number of shares acquired by the named executive officers upon the exercise of stock options and vesting of restricted stock units in fiscal year 2021 as well as the value realized upon exercise or vesting. The value realized represents the aggregate difference between the fair market value of shares on the dates of exercise or vesting and the exercise prices, if any, multiplied by the number of shares acquired upon exercise or vesting, prior to payment of any applicable withholding taxes.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Karim Mikhail	—	—	44,701	184,082
Steven B. Ketchum, Ph.D.	470,595	2,528,885	237,276	1,456,803
Michael W. Kalb	120,000	348,440	237,276	1,456,803
Aaron D. Berg	—	—	237,276	1,394,143
Jason Marks	—	—	—	—
John F. Thero	—	—	1,039,209	6,460,352
Joseph T. Kennedy	—	—	261,718	1,619,740
Outstanding Equity Awards at
Fiscal Year-End
The following table shows information regarding outstanding stock option awards at December 31, 2021 for our named executive officers:

	Number of Securities Underlying Unexercised Options			Option Exercise Price ($/Sh)	Option Expiration Date
Name	Exercisable (#)	Unexercisable (#)
Karim Mikhail	31,250	68,750	(1)	7.03	7/1/2030
	—	46,000	(2)	5.03	1/4/2031
	—	290,200	(3)	4.97	4/12/2031
Steven B. Ketchum, Ph.D.	29,250	2,437	(4)	3.80	2/1/2028
	36,782	16,718	(5)	16.87	2/1/2029
	42,219	54,281	(6)	18.39	2/3/2030
	—	193,500	(2)	5.03	1/4/2031
	—	96,750	(7)	4.22	8/2/2031
Michael W. Kalb	55,000	—		2.19	7/1/2026
	39,000	—		2.95	2/1/2027
	83,563	2,437	(4)	3.80	2/1/2028
	36,782	16,718	(5)	16.87	2/1/2029
	42,219	54,281	(6)	18.39	2/3/2030

	Number of Securities Underlying Unexercised Options			Option Exercise Price ($/Sh)	Option Expiration Date
Name	Exercisable (#)	Unexercisable (#)
	—	193,500	(2)	5.03	1/4/2031
Aaron D. Berg	3,906	—		1.02	2/2/2025
	49,998	—		2.50	7/6/2025
	36,458	—		1.40	2/1/2026
	69,270	—		2.95	2/1/2027
	75,555	12,185		2.80	5/1/2028
	36,782	16,718	(5)	16.87	2/1/2029
	42,219	54,281	(6)	18.39	2/3/2030
	—	193,500	(2)	5.03	1/4/2031
	—	96,750	(7)	4.22	8/2/2031
Jason Marks	—	100,000	(8)	5.43	9/1/2031
John F. Thero (9)	83,230	—		8.86	2/1/2022
	52,500	—		8.10	1/2/2023
	558,475	—		2.04	1/8/2024
	293,628	—		1.02	2/2/2025
	600,000	—		2.50	7/6/2025
	400,000	—		2.50	7/6/2025
	363,400	—		2.50	7/6/2025
	550,000	—		1.40	2/1/2026
	550,000	—		2.95	2/1/2027
	546,375	11,625	(4)	3.80	2/1/2028
	207,969	94,531	(5)	16.87	2/1/2029
	153,432	197,268	(6)	18.39	2/3/2030
	—	775,000	(2)	5.03	1/4/2031
Joseph T. Kennedy (10)	18,228	—		1.40	2/1/2026
	65,310	—		2.95	2/1/2027
	73,123	2,437	(4)	3.80	2/1/2028
	36,782	16,718	(5)	16.87	2/1/2029
	42,219	54,281	(6)	18.39	2/3/2030
	—	193,500	(2)	5.03	1/4/2031

(1)	Twenty-five percent (25%) of the shares underlying this stock option vested on July 1, 2021, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(2)	Twenty-five percent (25%) of the shares underlying this stock option vested on January 4, 2022, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(3)	Twenty-five percent (25%) of the shares underlying this stock option vested on April 12, 2022, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(4)	The shares underlying these stock options vest monthly over 48 months beginning February 28, 2018.
(5)	The shares underlying these stock options vest quarterly over 16 quarters beginning May 15, 2019.
(6)	The shares underlying these stock options vest quarterly over 16 quarters beginning April 30, 2020.
(7)	Twenty-five percent (25%) of the shares underlying this stock option vest on August 2, 2022, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(8)	Twenty-five percent (25%) of the shares underlying this stock option vest on August 19, 2022, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(9)	Mr. Thero’s stock options stopped vesting at the conclusion of his consultancy period with the Company on February 28, 2022.
(10)	Mr. Kennedy’s stock options stopped vesting at the conclusion of his consultancy period with the Company on March 31, 2022.

The following table shows information regarding outstanding restricted stock unit awards at December 31, 2021, for our named executive officers:

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Karim Mikhail	66,666	(2)	224,664	—		—
	22,733	(3)	76,610	—		—
	215,200	(4)	725,224	—		—
	—		—	100,000	(5)	337,000
	—		—	100,000	(5)	337,000
	—		—	200,000	(5)	674,000
Steven B. Ketchum, Ph.D.	12,733	(6)	42,910	—		—
	32,666	(7)	110,084	—		—
	95,533	(3)	321,946	—		—
	71,650	(8)	241,461	—		—
	—		—	50,000	(5)	168,500
	—		—	87,400	(5)	294,538
	—		—	87,400	(5)	294,538
Michael W. Kalb	12,733	(5)	42,910	—		—
	32,666	(6)	110,084	—		—
	95,533	(3)	321,946	—		—
	143,300	(8)	482,921	—		—
	—		—	50,000	(5)	168,500
	—		—	87,400	(5)	294,538
	—		—	87,400	(5)	294,538
Aaron D. Berg	12,733	(5)	42,910	—		—
	32,666	(6)	110,084	—		—
	95,533	(3)	321,946	—		—
	71,650	(8)	241,461	—		—
	—		—	50,000	(5)	168,500
	—		—	87,400	(5)	294,538
	—		—	87,400	(5)	294,538
Jason Marks	100,000	(9)	337,000	—		—
	—		—	100,000	(5)	337,000
John F. Thero (10)	72,033	(5)	242,751	—		—
	118,733	(6)	400,130	—		—
	382,733	(3)	1,289,810	—		—
	—		—	490,200	(5)	1,651,974
	—		—	490,200	(5)	1,651,974
Joseph T. Kennedy (11)	12,733	(5)	42,910	—		—
	32,666	(6)	110,084	—		—
	95,533	(3)	321,946	—		—
	—		—	50,000	(5)	168,500
	—		—	87,400	(5)	294,538
	—		—	87,400	(5)	294,538

(1)
The market value of the restricted stock unit awards represents the product of the closing price of our stock as of December 31, 2021, the last trading day of the year, which was $3.37, and the number of shares underlying each such award and, with respect to performance-based awards, assumes satisfaction of the applicable performance criteria.

(2)	These restricted stock unit awards vest in equal annual installments over three years, commencing July 1, 2021. Amount unvested at December 31, 2021 represents the remaining two vesting tranches.
(3)	These restricted stock unit awards vest in equal annual installments over three years, commencing December 31, 2021. Amount unvested at December 31, 2021 represents the remaining two vesting tranches.
(4)	These restricted stock unit awards vest in equal annual installments over three years, commencing April 12, 2022.
(5)	These restricted stock unit awards vest upon achievement of certain sales and operational performance goals. To date, the specified criterion has not been achieved.
(6)	These restricted stock unit awards vest in equal annual installments over three years, commencing January 31, 2020. Amount unvested at December 31, 2021 represents the third and final tranche.
(7)	These restricted stock unit awards vest in equal annual installments over three years, commencing February 28, 2021. Amount unvested at December 31, 2021 represents the remaining two vesting tranches.
(8)	These restricted stock unit awards vest in equal annual installments over three years, commencing July 31, 2022.
(9)	These restricted stock unit awards vest in equal annual installments over three years, commencing August 19, 2022.
(10)	Mr. Thero’s restricted stock unit awards stopped vesting at the conclusion of his consultancy period with the Company on February 28, 2022.
(11)	Mr. Kennedy’s restricted stock unit awards stopped vesting at the conclusion of his consultancy period with the Company on March 31, 2022.
Pension Benefits
We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or defined benefit retirement plan sponsored by us during fiscal year 2021.
Nonqualified Deferred Compensation
During fiscal year 2021, our named executive officers did not contribute to, or earn any amount with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Change of Control and Severance Arrangements
We have entered into employment agreements or arrangements with each of our named executive officers. These agreements set forth the individual’s base salary, bonus compensation, equity compensation and other employee benefits, which are described above in “—Executive Compensation Discussion and Analysis”. Our agreements with Dr. Ketchum, Mr. Kalb and Mr. Berg provide for severance payments and benefits upon a termination of employment under certain circumstances (we refer to these severance and benefits in this Amendment as the “Legacy Arrangements”). However, in January 2021, we adopted our Executive Severance and Change of Control Plan (the “Executive Severance Plan”), pursuant to which our U.S. officers with a title of vice president and higher (at the time of termination) are eligible for certain severance benefits. Under the Executive Severance Plan, if a named executive officer’s Legacy Arrangement contains a more favorable definition of a defined term in the Executive Severance Plan or provides for more favorable terms or provisions than provided under the Executive Severance Plan, then the more favorable definition, term or provision, or relevant combination thereof, will be applicable for the benefit of the Eligible Executive, except that in no event will there be duplication of payments or benefits under the Executive Severance Plan and the named executive officer’s Legacy Arrangement. The benefits provided to our named executive officers under the Executive Severance Plan or the applicable Legacy Arrangements are described below.

Pursuant to the Executive Severance Plan, in the event of a termination of a named executive officer’s employment by us without cause or by a named executive officer for good reason, in each case, during the
24-month
period following a change of control and subject to the execution and effectiveness of a separation agreement including, among other things, a general release of claims in favor of Amarin, our named executive officers are eligible for the following severance payments and benefits under the Executive Severance Plan:

•
Dr. Ketchum, Mr. Kalb, Mr. Berg and Mr. Marks will be entitled to a lump sum cash payment equal to 1.5 times the sum of such named executive officer’s base salary plus such named executive officer’s target annual performance bonus for the year in which termination occurs or, if higher, the target annual performance bonus in effect as of immediately prior to the change of control (the higher of such amounts, the “Target Bonus”), continuation of group health plan benefits for up to 18 months and accelerated vesting of all of such named executive officer’s then-outstanding stock options, restricted stock units or other equity incentive awards (whether or not subject to time-based vesting) (the “Outstanding Equity Awards”); and

•
Mr. Mikhail will be entitled to continuation of his base salary for 24 months, a lump sum cash payment equal to 2.0 times his Target Bonus, continuation of group health plan benefits for up to 24 months and accelerated vesting of all of his Outstanding Equity Awards.

Under the Executive Severance Plan, in the event that a named executive officer’s employment is terminated by us without cause (or, to the extent a named executive officer’s employment agreement provides good reason protection outside of a change of control, if the participant terminates employment for good reason) outside the
24-month
period following a change of control, and subject to the execution and effectiveness of a separation agreement, our named executive officers are eligible for the following severance payments and benefits under the Executive Severance Plan:

•
Dr. Ketchum, Mr. Kalb, Mr. Berg and Mr. Marks will be entitled to continuation of such named executive officer’s base salary for 12 months, continuation of group health plan benefits for up to 12 months and six months of accelerated vesting of such named executive officer’s Outstanding Equity Awards; and

•
Mr. Mikhail will be entitled to continuation of his base salary for 18 months, an amount equal to 1.5 times his Target Bonus to be paid in substantially equal installments over the course of 18 months, continuation of group health plan benefits for up to 18 months and 12 months of accelerated vesting of his Outstanding Equity Awards.

Pursuant to his transitional services and separation agreement, Mr. Thero’s separation was voluntary, and he was therefore not eligible for any severance pay, benefits or accelerated vesting under his employment agreement or the Executive Severance Plan. Mr. Thero was eligible for a 2021 annual bonus, calculated on a pro rata basis based on his 2021 service and subject to the achievement of Amarin’s Board-approved corporate goals on a basis consistent with the then-active officers of Amarin.
Pursuant to his transitional services and separation agreement, Mr. Kennedy’s separation was voluntary, and he was therefore not eligible for any severance pay, benefits or accelerated vesting under his employment agreement or the Executive Severance Plan. Mr. Kennedy was eligible for a 2021 annual bonus, calculated on a pro rata basis based on his 2021 service and subject to the achievement of Amarin’s Board approved corporate goals.

Potential Payments upon Termination or Change in Control
The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated without cause by the Company or for good reason within 24 months following a change of control and such termination occurred on December 31, 2021, the last business day of fiscal year 2021.

Name	Base Salary ($)	Bonus Payment ($)	Accelerated Vesting of Options(1) ($)	Accelerated Vesting of Restricted Stock Units(2) ($)	Continuation of Health Benefits ($)	Total ($)
Karim Mikhail	1,500,000	1,050,000	—	2,374,499	18,000	4,942,499
Steven B. Ketchum, Ph.D.	900,000	450,000	—	1,473,977	51,000	2,874,977
Michael W. Kalb	712,800	356,400	—	1,715,438	51,000	2,835,638
Aaron D. Berg	825,000	412,500	6,945	1,473,977	52,000	2,770,422
Jason Marks	712,500	356,250	—	674,000	52,000	1,794,750
John F. Thero	—	536,738	—	5,236,640	—	5,773,378
Joseph T. Kennedy	—	216,824	—	1,232,517	—	1,449,341

(1)
The value of the accelerated vesting of options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on December 31, 2021 ($3.37), multiplied by the number of shares that would have been accelerated upon a termination occurring on December 31, 2021.

(2)
The value of the accelerated vesting of restricted stock units equals the closing price per share of our ADSs on December 31, 2021 ($3.37) multiplied by the number of restricted stock units that would have been accelerated upon a termination occurring on December 31, 2021. Included in these amounts are amounts related to performance-based restricted stock units that would vest upon a change in control of $1,348,000 for Mr. Mikhail, $757,576 for each of Dr. Ketchum, Mr. Kalb, Mr. Berg, and Mr. Kennedy, $337,000 for Mr. Marks, and $3,303,948 for Mr. Thero.

The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated by the Company without cause other than within 24 months following change of control and assuming such termination occurred on December 31, 2021, the last business day of fiscal year 2021.

Name	Base Salary ($)	Bonus Payment ($)	Accelerated Vesting of Options(1) ($)	Accelerated Vesting of Restricted Stock Units(2) ($)	Continuation of Health Benefits ($)	Total ($)
Karim Mikhail	1,125,000	787,500	—	392,383	14,000	2,318,883
Steven B. Ketchum, Ph.D.	600,000	—	—	97,952	34,000	731,952
Michael W. Kalb	475,200	—	—	97,952	34,000	607,152
Aaron D. Berg	550,000	—	6,945	97,952	35,000	689,897
Jason Marks	475,000	—	—	—	35,000	510,000
John F. Thero	—	536,738	—	442,818	—	979,556
Joseph T. Kennedy	—	216,824	—	97,952	—	314,776

(1)
The value of the accelerated vesting of time-based options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on December 31, 2021 ($3.37), multiplied by the number of shares that would have been accelerated upon termination.

(2)
The value of the accelerated vesting of time-based restricted stock units equals the closing price per share of our ADSs on December 31, 2021 ($3.37) multiplied by the number of time-based restricted stock units that would have been accelerated upon termination.

Chief Executive Officer Pay Ratio
Pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principal executive officer (“PEO”). Our PEO is Mr. Karim Mikhail. As he did not serve as PEO for the entirety of 2021, his compensation was annualized in the same manner as for the median employee as described below.
We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create shareholder value. The purpose of the required disclosure is to provide a measure of pay equity within the organization. We are committed to internal pay equity, and our Remuneration Committee monitors the relationship between the pay our PEO receives and the pay our non-executive employees
receive.
As illustrated in the table below, our 2021 PEO to median employee pay ratio was approximately 42:1.

PEO 2021 Compensation	$5,911,806
Median Employee 2021 Compensation	$139,852
Ratio of PEO to Median Employee Compensation	42 :1
We identified the median employee using annualized base salary for 2021, bonus(es) earned in 2021, and aggregate grant date fair values for equity awards granted in 2021 for all individuals who were employed by us on December 31, 2021, the last day of our fiscal year (whether employed on a full-time or part-time basis). Employees on leave of absence were excluded from the list and reportable wages were annualized for those permanent full-time or part-time employees who were not employed for the full calendar year.
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
A substantial portion of the compensation included in this analysis is based on estimates. Furthermore, as discussed above, the Black-Scholes option-pricing model is used to estimate the value of option awards. Under the Black-Scholes option-pricing model, historical variable assumptions and other variables can cause model prices to be more or less than the actual value of an option when exercised or in an ultimate exit. Actual option value is instead based on stock performance, which can vary significantly from these historical variable assumption-based valuation estimates. The realized value of the long-term equity awards granted to the Company’s CEO and other employees in the future could be considerably more or less than these historical estimates as the future value of the Company’s ADSs cannot be accurately predicted by the Black-Scholes option-pricing model or by any model.

DIRECTOR COMPENSATION
Non-Employee Director
Compensation
Upon recommendation of the Remuneration Committee, the Board approved a non-employee director
compensation program effective December 10, 2012, as most recently amended in January 2020. The amended non-employee director
compensation program is intended to approximate the 50th percentile of non-employee director
compensation within the Company’s peer group. A summary of
the non-employee director
compensation arrangements for fiscal year 2021 is set forth below.

Retainer ($)
Annual Board Retainer Fee:
Non-Executive Chairman	95,000
All non-employee directors	62,500

Annual Chairman Retainer Fees:*
Audit Committee Chairman	25,000
Remuneration Committee Chairman	20,000
Nominating and Corporate Governance Committee Chairman	11,000

Annual Committee Member Retainer Fees:*
Audit Committee	12,000
Remuneration Committee	10,000
Nominating and Corporate Governance Committee	5,000

*	These fees are in addition to the Annual Board Retainer Fee, as applicable.
The annual retainers are paid in equal installments in arrears within 30 days of the end of each calendar quarter, or upon the earlier resignation or removal of the non-employee director.
For non-employee directors
who join the Board during the calendar year, annual retainers are prorated based on the number of calendar days served by such director in the calendar year.
Non-employee directors
are given an annual election option, which option is to be exercised within ten calendar days of the end of each quarter, of receiving their annual retainers in the form of either (i) cash or
(ii) unregistered non-ADS ordinary
shares, with any such issuances to be priced at the greater of (a) the closing price of the Company’s ADSs on Nasdaq on the date which is ten calendar days after the end of each quarter or (b) £0.50 per share (i.e., par value per ordinary share).
In addition, upon their initial appointment to the
Board, non-employee directors
receive equity awards with a grant date fair value of $540,000, split equally in value between option awards and restricted stock units. The option awards vest in full upon the one-year anniversary
of the date of grant. The restricted stock units are subject to deferred settlement upon the director’s separation of service with the Company (“DSUs”) and vest in equal installments over three years on each anniversary of the date of grant. The grant date for such awards is date of initial appointment, and the exercise price of any option award is equal to the closing market price on Nasdaq of the ADSs representing the Company’s ordinary shares on such date. In addition, for so long as the non-employee director
remains on the Board,
the non-employee director
receives annual equity awards with a grant date fair value of $360,000, split equally in value between option awards and DSUs. Such option awards vest in full upon the earlier of the one-year anniversary
of the date of grant or the annual general meeting of shareholders in such anniversary year. Such DSUs vest in equal annual installments over three years, in each case upon the earlier of the anniversary of the date of grant or the annual general meeting of shareholders in such anniversary year.

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
All equity awards are made pursuant to the terms of the Company’s 2020 Stock Incentive Plan, as amended and in effect from time to time. In the event of a change of control (as defined in the Stock Incentive Plan), all option awards and DSUs shall immediately become fully vested.
Non-employee directors
are also reimbursed for their
reasonable out-of-pocket expenses
incurred in connection with attending Board and committee meetings.
On June 14, 2021, the Company awarded options representing the right to purchase 45,953 ordinary shares and 36,000 restricted stock units to each of Mr. O’Sullivan, Ms. Peterson, Mr. Stack, Mr. van Heek and Mr. Zakrzewski in connection with their service on the Board. The options vest in full upon the earlier of the one-year anniversary
of the grant date or the Company’s 2022 Annual General Meeting, while the restricted stock units vest in equal annual installments over three years, in each case upon the earlier of the anniversary of the grant date or the annual general meeting of shareholders in such anniversary year, commencing in 2022. The total grant-date fair value of each of these awards is approximately $180,000, based on a closing price of $5.00 on Nasdaq of the ADSs representing the Company’s ordinary shares on the date of grant.
In addition, on June 14, 2021, the Company awarded an option to purchase 48,506 ordinary shares and 38,000 restricted stock units to Dr. Ekman in connection with his service on the Board and as Non-Executive Chairman
of the Board. The option vests in full upon the earlier of
the one-year anniversary
of the grant date or the Company’s 2022 Annual General Meeting, while the restricted stock units vest in equal annual installments over three years, in each case upon the earlier of the anniversary of the date of grant or the annual general meeting of shareholders in such anniversary year, commencing in 2022. The total grant-date fair value of each of these awards is approximately $190,000, based on a closing price of $5.00 on Nasdaq of the ADSs representing the Company’s ordinary shares on the date of grant.
Director Compensation Table
The following table shows the compensation for each person who served as a non-employee
member of our board of directors during the year ended December 31, 2021.
We do not provide separate compensation to our directors who are also our employees. The compensation paid to Karim Mikhail, our President and Chief Executive Officer, and John F. Thero, our former President and Chief Executive Officer, for fiscal year 2021, is set forth in “
Executive Compensation
.” Per Wold-Olsen was appointed in 2022 and did not serve as our director in 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(3) ($)	Option Awards(2)(3) ($)	Total ($)
Lars G. Ekman, M.D., Ph.D.	100,000	190,000	190,004	480,004
Jan van Heek	97,500	180,000	180,003	457,503
Patrick J. O’Sullivan	85,500	180,000	180,003	445,503
Kristine Peterson	84,500	180,000	180,003	444,503
David Stack	82,500	180,000	180,003	442,503
Joseph S. Zakrzewski	67,500	180,000	180,003	427,503

(1)
The value of the stock awards reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in the Original Form
10-K
Filing.

(2)
The value of the option awards reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718 using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 11 to our consolidated financial statements included in the Original
Form 10-K
Filing.

(3)	The following table shows the amount of unexercised stock options, unvested stock unit awards and vested stock unit awards subject to deferred delivery as of December 31, 2021:

	Unexercised Unvested Stock Options	Unexercised Vested Stock Options	Unvested Stock Awards	Vested but Deferred Stock Awards
Lars G. Ekman, M.D., Ph.D.	48,506	47,170	59,808	193,123
Jan van Heek	45,953	166,584	56,603	171,923
Patrick J. O’Sullivan	45,953	253,931	56,603	171,923
Kristine Peterson	45,953	210,431	56,603	171,923
David Stack	45,953	44,463	56,603	171,923
Joseph S. Zakrzewski	45,953	210,431	56,603	162,923
Director Stock Ownership Guidelines
In March 2013, our Board established Stock Ownership Guidelines for its non-employee directors.
The guidelines require that
each non-employee director
maintain an equity interest in the Company at least equal to three times the amount of such director’s annual cash retainer. Equity interests that count toward the satisfaction of the ownership guidelines include the value of ordinary shares owned (including shares purchased on the open market or acquired upon the exercise of stock options) or issuable upon the settlement of vested DSUs. The calculation of an individual’s equity interest, however, does not include the value of stock options (whether or not vested), unvested restricted stock, and unvested restricted stock units. Non-employee directors
have five years from the date of the commencement of their appointment as a director to attain these ownership levels. If a non-employee director
does not meet the applicable guideline by the end of the five-year period, the director is required to hold a minimum of 50% to 100% of the shares received upon the exercise or vesting of any future equity awards until the applicable guideline is met, net of shares sold or withheld to exercise stock options and pay withholding taxes. The Remuneration Committee, however, may make exceptions for any director on whom this requirement could impose a financial hardship. As of the date of this Amendment, all of the
Company’s non-employee directors
have satisfied these ownership guidelines, or have time to do so.
Compensation Committee Interlocks and Insider Participation
During the 2021 fiscal year, Mr. Stack (Chairman), Ms. Peterson and Mr. van Heek served as members of the Remuneration Committee. During the last completed fiscal year, no member of the Remuneration Committee was an officer or employee of Amarin and no member of the Remuneration Committee has ever served as an officer of Amarin. During the last completed fiscal year, none of the members of the Remuneration Committee had a relationship requiring disclosure under “
Certain Relationships and Related Transactions, and Director Independence—
Transactions with Related Parties
.” None of our executive officers served as a member of the compensation committee (or other committee of the board of directors serving the compensation function or, in the absence of any such committee, the entire board of directors) of another entity where any of such entity’s executive officers served on our Remuneration Committee. Moreover, none of our executive officers served as a member of the board of directors or compensation committee (or other committee of the board of directors serving the compensation function or, in the absence of any such committee, the entire board of directors) of another entity where any of such entity’s executive officers served on our Board or Remuneration Committee.
Insider Trading Policy
Amarin has an insider trading policy that applies to all officers, directors and employees and certain affiliated persons. Amarin’s insider trading policy prohibits sale of any Amarin securities that are not owned by such persons at the time of the sale, so called short sales. Those persons subject to Amarin’s insider trading policy may not pledge Amarin’s securities as collateral for a loan (or modify an existing pledge) unless the pledge has been approved by the Audit Committee. Amarin does not have a policy regarding the ability of employees and directors to enter into hedging transactions with respect to Amarin securities, and hedging transactions are generally permitted, subject to the terms and conditions of the insider trading policy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by
Rule 13d-3
under the Exchange Act) of our outstanding ordinary shares for (i) each of our directors, (ii) each of our “named executive officers,” as defined in “
Executive Compensation Discussion and Analysis
” above, (iii) all of our directors and executive officers as a group, and (iv) each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our outstanding ordinary shares. Unless otherwise noted, the following information is presented as of March 31, 2022.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to our ordinary shares. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, ordinary shares issuable upon the exercise, conversion or settlement of options, warrants, restricted stock units or other convertible securities that are currently exercisable, convertible, vested or subject to settlement or that will be exercisable, convertible, vested or subject to settlement within 60 days of March 31, 2022 are deemed outstanding and beneficially owned by the holder for the purpose of computing share and percentage ownership of that holder, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
Except as indicated in the footnotes to the table below, and subject to applicable community property laws, to our knowledge, each person or entity named in the table below possesses sole voting and investment power over all the ordinary shares shown as beneficially owned by them. Unless otherwise indicated below, the address of each person or entity listed in the table below is c/o Amarin Pharma, Inc., 440 Route 22, Bridgewater, New Jersey 08807.
The percentage of shares beneficially owned is computed on the basis of 396,940,908 ordinary shares outstanding as of March 31, 2022.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class
Greater than 5% Holders:
Baker Bros. Advisors LP (1)	21,169,805	5.33
Sarissa Capital Management LP (2)	24,000,000	6.05

Current directors and named executive officers:
Karim Mikhail (3)	212,809		*
Lars G. Ekman, M.D., Ph.D. (4)	47,170		*
Jan van Heek (5)	180,752		*
Patrick J. O’Sullivan (6)	253,931		*
Per Wold-Olsen (7)	94,000		*
Kristine Peterson (8)	210,431		*
David Stack (9)	84,463		*
Joseph S. Zakrzewski (10)	406,978		*
Steven B. Ketchum, Ph.D. (11)	686,819		*
Michael W. Kalb (12)	588,967		*
Aaron D. Berg (13)	797,686		*
Jason Marks	—	—
John F. Thero (14)	7,774,730	1.94
Joseph T. Kennedy (15)	613,708		*
All current directors and executive officers as a group (12 persons) (16)	3,564,006		*

*	Represents beneficial ownership of less than one percent.

(1)
Based on information provided in an Amendment No. 6 to Schedule 13G filed by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker on February 14, 2022. Consists of (i) 1,784,805 shares held by 667, L.P. and (ii) 19,385,000 shares held by Baker Brothers Life Sciences, L.P., or collectively with 667, L.P., the Baker Funds. Baker Bros. Advisors LP is the investment advisor to the Baker Funds and has sole voting and investment power with respect to the shares held by the Baker Funds. Baker Bros. Advisors (GP) LLC is the sole general partner of Baker Bros. Advisors LP. The managing members of Baker Bros. Advisors (GP) LLC are Julian C. Baker and Felix J. Baker. Julian C. Baker and Felix J. Baker disclaim beneficial ownership of all shares except to the extent of their pecuniary interest. Each of Julian C. Baker and Felix J. Baker holds 123,372 ordinary shares not reflected in the table. The address for each of these entities is 860 Washington Street, 3rd Floor, New York, NY 10014.

(2)
Based on information provided in a Schedule 13D filed by Sarissa Capital Management LP and Alexander J. Denner on January 24, 2022. Sarissa Capital Management LP and the fund and other private investment vehicles for which Sarissa Capital Management LP acts as the investment advisor own the shares. Sarissa Capital Management LP has the authority to vote and to dispose of the shares. Alexander J. Denner is the Chief Investment Officer, and the ultimate general partner, of Sarissa Capital Management LP, and, by virtue of such positions, may be deemed to have beneficial ownership of the shares. The address for Sarissa Capital Management LP and Alexander J. Denner is 660 Steamboat Road, Greenwich, CT 06830.

(3)
Includes 31,031 Shares directly owned, 130,675 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022, and 51,103 Shares issuable upon the vesting of RSUs within 60 days of March 31, 2022.

(4)	Includes 47,170 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(5)	Includes 14,168 Shares directly owned and 166,584 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(6)	Includes 253,931 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(7)	Includes 94,000 Shares directly owned.
(8)	Includes 210,431 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(9)	Includes 40,000 Shares directly owned and 44,463 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(10)	Includes 196,547 Shares directly owned and 210,431 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(11)	Includes 496,912 Shares directly owned and 189,907 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(12)	Includes 250,747 Shares directly owned and 338,220 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(13)	Includes 392,084 Shares directly owned and 405,602 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(14)	Includes 3,252,752 Shares directly owned per his final Form 4 filed on August 3, 2021 and 4,521,978 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(15)	Includes 317,860 Shares directly owned per his final Form 4 filed on August 3, 2021 and 295,848 Shares issuable upon the exercise of options exercisable within 60 days of March 31, 2022.
(16)
Includes an aggregate of 1,515,489 Shares directly owned, 1,997,414 Share issuable upon the exercise of options exercisable within 60 days of March 31, 2022 and 51,103 Shares issuable upon the vesting of RSUs within 60 days of March 31, 2022 held by our directors and executive officers as a group.

Equity Compensation Plan Information
The following table provides information as of December 31, 2021 with respect to the ordinary shares or ADSs, as the case may be, that may be issued under our equity compensation plans, consisting of the Amarin Corporation plc 2020 Stock Incentive Plan (the “2020 Plan”), the Amarin Corporation plc 2011 Stock Incentive Plan, as amended (the “2011 Plan”), and the Amarin Corporation plc 2017 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	27,770,479	(1)	$7.32	(2)	15,047,319	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	27,770,479	(1)	$7.32	(2)	15,047,319	(3)

(1)	Includes 18,493,303 shares issuable upon the exercise of outstanding options and 9,277,176 shares issuable upon the vesting of restricted stock units.
(2)
Represents the weighted-average exercise price of options outstanding under the 2020 Plan and the 2011 Plan. The weighted-average exercise price does not take into account restricted stock unit awards since such awards have no exercise price.

(3)
As of December 31, 2021, a total of 13,229,046 shares were reserved for issuance pursuant to the 2020 Plan and a total of 1,818,273 shares were reserved for issuance pursuant to the ESPP. No shares were available for grant under our 2011 Plan.

For more information on the 2020 Plan, the 2011 Plan and the ESPP, see Note 11 to our consolidated financial statements included in the Original Form
10-K
Filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Parties
Other than the compensation arrangements described below under the captions “
Executive Compensation
” and “
Director Compensation
,” we are not a party to any transactions between us and certain “related parties,” which are generally considered to be our directors, our executive officers, holders of 5% or more of our outstanding ordinary shares, and the immediate family members of the foregoing.
Related-Party Transaction Review and Approval
Our Board has adopted policies and procedures for the review and approval of related-party transactions and has delegated to our Compliance Officer the authority to review and approve the material terms of any proposed related-party transactions.
Pursuant to our Code of Business Conduct and Ethics, any transaction or relationship that reasonably could be expected to give rise to a conflict of interest should be promptly reported to the Compliance Officer. Our Compliance Officer may notify the Board or a committee thereof as deemed appropriate. Conflicts of interest may arise in the following situations: if an individual is simultaneously employed or engaged by Amarin and another business (particularly a client or business partner of Amarin); if an individual participates in any activity that enhances or supports a competitor’s position; if an individual or member of such person’s immediate family gives or accepts a gift with the intent to improperly influence the normal business relationship between Amarin and its clients or business partners or gives to or accepts gifts from a competitor; if an individual or a member of such person’s immediate family holds a financial interest in another business (particularly a client or business partner of Amarin); and if an individual conducts business on behalf of Amarin with a business in which a family member of such individual is associated in any significant role.
Director Independence;
We believe that the Company benefits from having a strong and independent Board. For a director to be considered independent, the Board must determine that the director does not have any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. On an annual basis, the Board reviews the independence of all directors under guidelines established by Nasdaq and in light of each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. Based on this review, the Board has made an affirmative determination that all persons who served as members of our Board during the fiscal year ended December 31, 2021, other than Mr. Mikhail and Mr. Thero, are independent for purposes of the rules of Nasdaq and the SEC. Mr. Mikhail is not independent because of his status as our President and Chief Executive Officer and Mr. Thero was not independent because he was serving as our President and Chief Executive Officer while serving as a member of our Board.
Our Board has a standing Audit Committee, a Remuneration Committee and a Nominating and Corporate Governance Committee. All members of the Audit, Remuneration and Nominating and Corporate Governance Committees
are non-employee directors
who are deemed independent under applicable Nasdaq and SEC rules.
The composition and functioning of our Board and each of the above-mentioned standing committees comply with all applicable requirements of Nasdaq and the rules and regulations of the SEC.

Item 14.	Principal Accountant Fees and Services
Audit Committee
Pre-approval
Policy and Procedures
The Audit Committee reviews and
pre-approves
all audit and
non-audit
services performed
by Ernst & Young LLP, Iselin, New Jersey (PCAOB ID 42
), our independent registered public accounting firm, as well as the fees charged for such services. All fees incurred in fiscal year 2021 for services rendered by Ernst & Young LLP were approved in accordance with these policies. In its review of non-audit
service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the auditor’s independence. The Audit Committee has determined that the non-audit
services performed by Ernst & Young LLP in the fiscal year ended December 31, 2021 were compatible with maintaining the auditor’s independence. Ernst & Young LLP commenced auditing our annual financial statements with the fiscal year ended December 31, 2014.
Fees for Independent Registered Public Accounting Firm
The following is a summary of the fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2021 and 2020. Audit fees are for services relating to the years ended December 31, 2021 and 2020 as described in (1) below and all non-audit
fees are for services invoiced in 2021 and 2020.

	2021	2020
Audit Fees (1) :	$1,595,277	$1,600,763
Audit-Related Fees:	$—	$—
Tax Fees (2) :	$6,750	$22,833
All Other Fees:	$—	$—
Total All Fees:	$1,602,027	$1,623,596

(1)
Audit fees for 2021 include fees incurred in connection with the audit of our financial statements as of December 31, 2021, as prepared in accordance with U.S. Generally Accepted Accounting Principles, costs incurred in connection with the audit of statutory financial statements as of December 31, 2021, as prepared in accordance with International Financial Reporting Standards, and costs incurred in connection with registration statement filings.

(2)	Tax fees consist primarily of tax advisory fees and costs incurred for the preparation of tax returns and other related statutory filings.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

3.1	Articles of Association of the Company	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as Exhibit 3.1	August 8, 2013

4.1
Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder
		Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.1	February 29, 2012

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.4	February 29, 2012

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K for the year ended December 31, 2019, as Exhibit 4.7	February 25, 2020

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.1	August 8, 2012

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.2	August 8, 2012

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10.5	February 28, 2013

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.2	August 6, 2015

10.8	Amendment No.6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 4.1	August 2, 2017

10.9	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, as Exhibit 10.44	March 16, 2011

10.10	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.3	February 29, 2012

10.11	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.4	February 29, 2012

10.12	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.5	February 29, 2012

10.13	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.64	February 27, 2018

10.14	2020 Stock Incentive Plan*	Current Report on Form 8-K dated July 13, 2020, as Exhibit 10.1	July 14, 2020

10.15	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.2	November 5, 2020

10.16	Form of Non-Qualified Stock Option Award Agreements*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.3	November 5, 2020

10.17	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.4	November 5, 2020

10.18	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.5	November 5, 2020

10.19	Form of Deferred Restricted Stock Unit for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.6	November 5, 2020

10.20	Amarin Corporation plc Executive Severance and Change of Control Plan*	Current Report on Form 8-K dated January 28, 2021, as Exhibit 10.1	January 29, 2021

10.21	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, Grafenauweg 8, 6300 Zug, dated April 12, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.4	April 29, 2021

10.22	Employment Agreement between Jason Marks and Amarin Corporation plc, dated July 19, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as Exhibit 10.1	November 3, 2021

10.23	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Registration Statement on Form F-1, as Exhibit 10.1	February 28, 2012

10.24	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.2	August 6, 2015

10.25	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Registration Statement on Form S-8, as Exhibit 4.2	March 16, 2012

10.26	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, as Exhibit 10.1	June 30, 2016

10.27	Employment Agreement, dated April 20, 2018, by and between Amarin Corporation plc and Aaron Berg*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as Exhibit 10.1	May 1, 2019

10.28	Letter Agreement with John Thero, dated January 10, 2014*	Current Report on Form 8-K dated January 8, 2014, as Exhibit 10.1	January 10, 2014

10.29	Amendment, dated July 6, 2015, to Letter Agreement with John Thero, dated January 10, 2014*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.3	August 6, 2015

10.30	Transitional Services and Separation Agreement between John Thero and Amarin Corporation plc, dated April 12, 2021*	Current Report on Form 8-K dated April 12, 2021, File No. 0-21392, as Exhibit 10.1	April 12, 2021

10.31	Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Current Report on Form 8-K dated December 23, 2011, as Exhibit 10.5	December 23, 2011

10.32	Amendment, dated July 6, 2015, to Letter Agreement with Joseph Kennedy, dated December 13, 2011*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.1	August 6, 2015

10.33	2011 Long Term Incentive Award with Joseph Kennedy dated December 16, 2011*	Registration Statement on Form S-8, as Exhibit 4.1	March 16, 2012

10.34	Transitional Services and Separation Agreement between Joseph Kennedy and Amarin Corporation plc, dated April 28, 2021*	Current Report on Form 8-K dated April 28, 2021, as Exhibit 10.1	April 29, 2021

10.35	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.35	March 1, 2022

10.36	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.36	March 1, 2022

10.37	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.37	March 1, 2022

10.38	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.38	March 1, 2022

10.39	Consent and Waiver, dated December 20, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Corporation PLC, BioPharma Secured Debt Fund II Holdings Cayman LP and Pharmakon Advisors LP	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.66	February 27, 2018

10.40	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as Exhibit 10.1	May 9, 2014

10.41	First Amendment to the Co-Promotion Agreement of March 31, 2014 dated July 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc., and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 10.1	August 2, 2017

10.42
Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††
		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as Exhibit 10.1	May 8, 2015

10.43	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.67	February 27, 2018

10.44	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.68	February 27, 2018

10.45	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 10.69	February 27, 2019

10.46	Online Office Agreement, dated as of April 12, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as Exhibit 10.2	July 31, 2019

10.47	Office Service Agreement, dated as of April 12, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as Exhibit 10.3	July 31, 2019

10.48	Online Office Agreement, dated as of July 3, 2019, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Ltd.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as Exhibit 10.4	July 31, 2019

10.49	Online Office Renewal Agreement dated as of June 26, 2020, by and between Amarin Pharamecueticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.7	November 5, 2020

10.50	Online Office Renewal Agreement dated as of August 30, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.8	November 5, 2020

10.51	Online Office Renewal Agreement dated as of February 1, 2020, by and between Amarin Pharmaceuticals Ireland Limited and Regus CME Ireland Limited	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as Exhibit 10.1	April 30, 2020

10.52	Online Office Agreement dated as of March 30, 2021, by and between Amarin Germany GmbH and Regus	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.1	April 29, 2021

10.53	Online Office Agreement dated as of March 30, 2021, by and between Amarin Germany GmbH and Regus	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.2	April 29, 2021

10.54	English Summary of German Language Commercial Lease Agreement dated October 10, 2021, by and between Amarin Switzerland GmbH and Zug Estates AG	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.54	March 1, 2022

10.55	Online Office Agreement dated October 21, 2021, by and between Amarin Switzerland GmbH and Regus	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.55	March 1, 2022

10.56	Online Office Agreement dated October 21, 2021, by and between Amarin Switzerland GmbH and Regus	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.56	March 1, 2022

21.1	List of Subsidiaries	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 21.1	March 1, 2022

23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 23.1	March 1, 2022

24.1	Power of Attorney	Included on the signature page(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021	March 1, 2022

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 31.1	March 1, 2022

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 31.2	March 1, 2022

31.3	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.

31.4	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished with Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 32.1	March 1, 2022

101.INS	Inline XBRL Instance Document		Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed herewith

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)		Filed herewith

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
Date: May 2, 2022