Form 10-Q
period 2022-03-31
AMARIN CORP PLC\UK
filed 2022-05-04
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

397,008,153 common shares were outstanding as of April 29, 2022, including 396,811,326 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 196,827 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$219,151	$219,454
Restricted cash	3,918	3,918
Short-term investments	143,406	234,674
Accounts receivable, net	110,234	163,653
Inventory	267,818	234,676
Prepaid and other current assets	28,092	22,352
Total current assets	772,619	878,727
Property, plant and equipment, net	1,281	1,425
Long-term investments	26,701	34,996
Long-term inventory	141,052	121,254
Operating lease right-of-use asset	8,689	7,660
Other long-term assets	456	456
Intangible asset, net	22,911	23,547
TOTAL ASSETS	$973,709	$1,068,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$90,753	$114,922
Accrued expenses and other current liabilities	207,622	253,111
Current deferred revenue	2,198	2,649
Total current liabilities	300,573	370,682
Long-Term Liabilities:
Long-term deferred revenue	14,139	14,060
Long-term operating lease liability	10,398	8,576
Other long-term liabilities	7,490	7,648
Total liabilities	332,600	400,966
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 404,588,758 shares issued, 396,940,908 shares outstanding as of March 31, 2022; 404,084,775 shares issued, 396,598,008 shares outstanding as of December 31, 2021	294,364	294,027
Additional paid-in capital	1,861,017	1,855,246
Treasury stock; 7,647,850 shares as of March 31, 2022; 7,486,767 shares as of December 31, 2021	(61,261)	(60,726)
Accumulated deficit	(1,453,011)	(1,421,448)
Total stockholders’ equity	641,109	667,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$973,709	$1,068,065

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2022	2021
Product revenue, net	$93,986	$141,383
Licensing and royalty revenue	644	787
Total revenue, net	94,630	142,170
Less: Cost of goods sold	22,239	28,326
Gross margin	72,391	113,844
Operating expenses:
Selling, general and administrative	90,647	105,798
Research and development	10,051	9,377
Total operating expenses	100,698	115,175
Operating loss	(28,307)	(1,331)
Interest income, net	203	471
Other expense, net	(246)	(142)
Loss from operations before taxes	(28,350)	(1,002)
Income tax provision	(3,213)	(624)
Net loss	$(31,563)	$(1,626)
Loss per share:
Basic	$(0.08)	$(0.00)
Diluted	$(0.08)	$(0.00)
Weighted average shares:
Basic	397,805	394,638
Diluted	397,805	394,638

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2021	404,084,775	(7,486,767)	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Exercise of stock options	10,602	—	6	24	—	—	30
Vesting of restricted stock units	493,381	(161,083)	331	(331)	(535)	—	(535)
Stock-based compensation	—	—	—	6,078	—	—	6,078
Loss for the period	—	—	—	—	—	(31,563)	(31,563)
March 31, 2022	404,588,758	(7,647,850)	$294,364	$1,861,017	$(61,261)	$(1,453,011)	$641,109

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2020	398,425,000	(5,886,919)	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Exercise of stock options	783,320	—	536	1,523	—	—	2,059
Vesting of restricted stock units	2,447,405	(1,003,965)	1,709	(1,709)	(7,252)	—	(7,252)
Stock-based compensation	—	—	—	13,925	—	—	13,925
Loss for the period	—	—	—	—	—	(1,626)	(1,626)
March 31, 2021	401,655,725	(6,890,884)	$292,360	$1,831,388	$(58,334)	$(1,430,803)	$634,611

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,563)	$(1,626)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	144	150
Amortization of investments	374	649
Stock-based compensation	6,078	13,925
Amortization of intangible asset	636	361
Changes in assets and liabilities:
Accounts receivable, net	53,419	3,299
Inventory	(52,940)	(42,028)
Prepaid and other current assets	(5,740)	1,251
Other long-term assets	—	(24)
Interest receivable	140	118
Deferred revenue	(372)	(662)
Accounts payable and other current liabilities	(69,658)	6,479
Other long-term liabilities	635	(596)
Net cash used in operating activities	(98,847)	(18,704)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	113,220	127,925
Purchases of securities	(14,171)	—
Disposal of furniture, fixtures and equipment	—	4
Net cash provided by investing activities	99,049	127,929
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	30	2,059
Taxes paid related to stock-based awards	(535)	(7,252)
Net cash used in financing activities	(505)	(5,193)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(303)	104,032
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	223,372	190,879
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$223,069	$294,911
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$51	$5
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$1,036	$—
Laxdale Milestone	$-	$12,000

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or U.S. As of September 1, 2021, product was made available in Germany and as of October 1, 2021 was included in the country's electronic prescribing system. The Company continues pre-launch commercial activities throughout the rest of Europe. The Company’s operations outside of the U.S. and Europe are in early stages of development with reliance on third-party commercial partners in select geographies, including China where regulatory approval for the Company’s lead product is being actively sought.

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

On May 22, 2020, Hikma received U.S. FDA approval to market its generic version of VASCEPA for the MARINE indication of VASCEPA. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020 the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that the Company alleges has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net, LLC or Health Net. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. The Company intends to appeal the decision of the district court when permitted and also intends to continue to vigorously pursue the ongoing litigation with Health Net, but cannot predict the outcome or impact on its business.

On August 10, 2020, Dr. Reddy’s received U.S. FDA approval to market its generic version for the MARINE indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. On September 11, 2020, Teva Pharmaceuticals USA, Inc’s., or Teva’s, abbreviated new drug application, or ANDA, was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA. In January 2022, Apotex launched its generic version of VASCEPA with labeling that is substantially consistent with the labeling of the Hikma and Dr. Reddy's generic product, not the cardiovascular risk reduction indication, which is known as the REDUCE-IT indication.

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

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On February 9, 2021, the Company announced that regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA based on the results from the Phase 3 clinical trial and the results from the Company’s prior studies of VASCEPA. On February 23, 2022, The Hong Kong Department of Health concluded their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the Form 10-K, filed with the SEC. The balance sheet amounts in this report were derived from the Company’s audited consolidated financial statements included in the Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the ongoing global pandemic, COVID-19.

At March 31, 2022, the Company had Total assets of $973.7 million, of which $389.3 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $772.6 million, including Cash and cash equivalents of $219.2 million, Short-term investments of $143.4 million, Accounts receivable, net, of $110.2 million and Inventory of $267.8 million. In addition, as of March 31, 2022, the Company had Long-term investments of $26.7 million and Long-term inventory of $141.1 million. As of March 31, 2022, the Company had no debt outstanding.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with original maturities at the date of purchase of 90 days or less. Restricted cash represents cash and cash equivalents pledged to guarantee repayment of certain expenses which may be incurred for business travel under corporate credit cards held by employees.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2022 and December 31, 2021:

In thousands	March 31, 2022	December 31, 2021
Gross trade accounts receivable	$217,821	$262,948
Trade allowances	(93,044)	(86,636)
Chargebacks	(13,598)	(11,714)
Allowance for doubtful accounts	(945)	(945)
Accounts receivable, net	$110,234	$163,653

Inventory

The Company states inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company classify inventory as long-term inventory when consumption of the inventory is expected beyond the normal operating cycle. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of VASCEPA active pharmaceutical ingredient, or API.

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as from the exercise of stock options and vesting of restricted stock units calculated using the treasury stock method and the issuance of contingently issuable shares related to the Company's Laxdale share repurchase agreement. In periods with reported net operating losses, all stock options, restricted stock units and contingently issuable shares outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
In thousands	2022	2021
Net loss—basic and diluted	$(31,563)	$(1,626)
Weighted average shares outstanding—basic and diluted	397,805	394,638
Net loss per share—basic and diluted	$(0.08)	$(0.00)

For the three months ended March 31, 2022 and 2021, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended March 31,
In thousands	2022	2021

Stock options	19,639	19,372
Restricted stock and restricted stock units	15,369	10,252
Laxdale milestone shares	1,984	—

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 21%, 39%, and 31%, respectively, of gross product sales for the three months ended March 31, 2022, and represented 29%, 37%, and 28%, respectively, of the gross accounts receivable balance as of March 31, 2022. Customers A, B, and C accounted for 27%, 35%, and 31%, respectively, of gross product sales for the three months ended March 31, 2021 and represented 35%, 36%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2021. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$129,031	$129,031	$—	$—
U.S. Treasury Shares	7,219	7,219	—	—
Corporate Bonds	59,944	—	59,944	—
Commercial Paper	73,652	—	73,652	—
Repo Securities	4,750	—	4,750	—
Asset Backed Securities	6,707	—	6,707	—
Certificate of Deposit	24,603	—	24,603	—
Non-US Government	8,668	—	8,668	—
Total	$314,574	$136,250	$178,324	$—

	December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$95,063	$95,063	$—	$—
U.S. Treasury Shares	23,219	23,219	—	—
Corporate Bonds	83,587	—	83,587	—
Commercial Paper	121,773	—	121,773	—
Repo Securities	8,000	—	8,000	—
Asset Backed Securities	8,816	—	8,816	—
Certificate of Deposit	21,553	—	21,553	—
Non-US Government	12,900	—	12,900	—
Total	$374,911	$118,282	$256,629	$-

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s held-to-maturity investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with original maturities greater than 90 days and maturities less than 12 months are included in short-term investments on its condensed consolidated balance sheet. Those with remaining maturities in excess of 12 months are included in long-term investments on its condensed consolidated balance sheet.

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the three months ended March 31, 2022 and 2021 was a loss of $0.9 million and a gain of $0.2 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

On September 22, 2021, the Company announced a Go-to-Market strategy for VASCEPA, or the Plan, which aims to expand healthcare professional engagement through a new omnichannel platform, enhance managed care access and optimize VASCEPA prescriptions for cardiovascular risk reduction. As part of the process, the Company completed a reduction of its field force to approximately 300 sales representatives. The Company recognized approximately $13.7 million in charges related to the reduction in force, substantially all of which are cash expenditures for one-time termination benefits and associated costs. No expenses were recognized within Restructuring expense in the condensed consolidated statement of operations during the three ended March 31, 2022 and 2021.

The following table shows the change in restructuring liability, associated with the Plan, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2021	$1,186
Payments	(948)
Balance at March 31, 2022	$238

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

The Company has evaluated all recently issued accounting pronouncements through the date of the financial statements and found that no recently issued accounting pronouncements, when adopted, will have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3) Intangible Asset

Intangible asset consists of milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. Upon approval of the marketing authorization application for VAZKEPA in March 2021, a milestone for £7.5 million was achieved, which resulted in the Intangible asset increasing by $12.0 million. Refer to Note 5 – Commitments and Contingencies for further details. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of March 31, 2022, the intangible asset has an estimated weighted-average remaining life of 9.0 years. The carrying value as of March 31, 2022 and December 31, 2021 is as follows:

In thousands	March 31, 2022	December 31, 2021
Technology rights	$32,081	$32,081
Accumulated amortization	(9,170)	(8,534)
Intangible asset, net	$22,911	$23,547

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA. Inventories as of March 31, 2022 and December 31, 2021 consist of the following:

In thousands	March 31, 2022	December 31, 2021
Raw materials	$123,318	$107,695
Work in process	56,217	41,965
Finished goods	229,335	206,270
Total inventory	$408,870	$355,930

As of March 31, 2022 and December 31, 2021, the Company had $141.1 million and $121.3 million of Long-term inventory, respectively, as consumption is expected beyond the Company's normal operating cycle.

(5) Commitments and Contingencies

Litigation – U.S. ANDAs

On March 30, 2020, the Nevada Court, ruled in favor of two generics companies, Hikma and Dr. Reddy’s, in Amarin’s patent litigation related to its ANDAs that sought U.S. FDA approval for sale of generic versions of VASCEPA for the original indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. On September 3, 2020, the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit, upheld the March ruling by the Nevada Court in favor of the two generics companies. On October 2, 2020, the Company filed a combined petition for panel rehearing or rehearing en banc. On November 4, 2020, the Company’s rehearing and en banc petitions were denied. On February 11, 2021, Amarin filed a petition for a writ of certiorari with the United States Supreme Court to ask the Court to hear the Company’s appeal in this litigation, which was denied on June 18, 2021.

On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. During the ANDA litigation, the Company reached agreements with Teva and Apotex, under which they received royalty-free license agreements to promote a generic version of icosapent ethyl in the U.S. under certain circumstances, one of which circumstances was achieved when the Federal Circuit upheld the ruling by the Nevada Court and Hikma launched its generic version of icosapent ethyl. On September 11, 2020, and June 30, 2021, Teva and Apotex, respectively, received U.S. FDA approval to market their respective generic versions of icosapent ethyl. In November 2020, Hikma priced and launched its generic version of icosapent ethyl. In June 2021, Dr. Reddy’s announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. In January 2022, Apotex announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. The generic versions of icosapent ethyl as approved by the U.S. FDA for Hikma, Dr. Reddy’s, and Apotex pertains to the MARINE indication of VASCEPA, lowering of TG levels in patients with very high TG (>500 mg/dL). As of March 31, 2022, Teva had not announced pricing or launched a generic version of icosapent ethyl. Current generic competition, together with past and on-going litigation related to such generic versions of icosapent ethyl are applicable to the U.S. only. The Company did not seek, nor is VAZKEPA approved in Europe for lowering of TG levels in patients with very high TG (>500 mg/dL).

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

In November 2020, the Company filed a patent infringement lawsuit against Hikma in the United States District Court in Delaware. The complaint alleges that Hikma induced the infringement of VASCEPA-related CV risk reduction U.S. Patent Nos. 9,700,537 (Composition for preventing the occurrence of cardiovascular event in multiple risk patient), 8,642,077 (Stable pharmaceutical composition and methods of using same), and 10,568,861 (Methods of reducing the risk of a cardiovascular event in a subject at risk for cardiovascular disease) by making, selling, offering to sell and importing generic icosapent ethyl capsules in or into the United States.

In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net. Through insurance coverage and economic incentives the Company alleges that Health Net has actively induced pharmacies to dispense, and patients to use, Hikma generic icosapent ethyl capsules in infringement of the related patents. In the complaint, the Company is seeking remedies including a permanent injunction against the unlawful inducement by Hikma and Health Net of infringing uses of the Hikma generic product, i.e., uses to reduce cardiovascular risk as detailed in the patents, and monetary damages in an amount sufficient to compensate the Company for such infringement. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. The Company intends to appeal the decision of the district court when permitted and also intends to continue to vigorously pursue its ongoing litigation with Health Net, but cannot predict the outcome or the impact on its business. The Company will continue to consider its legal options against parties similarly situated to Health Net and Hikma and acting in concert with either by making or selling any drug product or component thereof covered by the subject patents, or inducing others to do the same. The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and the chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021) and a subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases, or the Securities Litigation, and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the ANDA litigation described above and the risk that certain of the Company's patents would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

On April 7, 2022, a purported investor in the Company's publicly traded securities filed a derivative lawsuit naming the same officer defendants from the Securities Litigation, the Officer Defendants, and also the members of the Company's board of directors, and the Company as nominal defendant in the U.S. District Court for the District of New Jersey, Gary Schader v. Amarin Corporation plc, John F. Thero, Michael W. Kalb, Lars G. Ekman, Jan Van Heek, Karim Mikhail, Patrick J. O'Sullivan, Per Wold-Olsen, Kristine Peterson, David Stack, and Joseph S. Zakrzewski, No. 3:22-cv-02017 (D.N.J. Apr. 7, 2022). The complaint alleges, like the Securities Litigation, that the defendants allegedly downplayed the risk associated with the ANDA litigation and the risk that certain of the Company's patents would be invalidated. Based on the allegations, plaintiffs allege that the directors breached their fiduciary duties and that the Officer Defendants were unjustly enriched, and plaintiffs seek contribution from the Officer Defendants for any liability they incur in the Securities Litigation and for which they are indemnified by the Company. The Company cannot predict the outcome and is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

Pursuant to the supply agreements, there is a total of approximately $49.3 million that is potentially payable over the term of such agreements based on minimum purchase obligations. The Company continues to meet its contractual purchase obligations.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale, upon receipt of pricing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of the sellers) of £7.5 million. The Company recorded a liability of $12.0 million in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2022.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of the sellers) of £5 million (approximately $6.6 million as of March 31, 2022) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of March 31, 2022.

(6) Equity

Common Stock

There was no common stock activity during the three months ended March 31, 2022 and 2021 except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of March 31, 2022:

March 31, 2022
Outstanding stock options	19,639,003
% of outstanding shares on a fully diluted basis	5%
Outstanding RSUs	15,369,386
% of outstanding shares on a fully diluted basis	4%

The following table represents equity awards activity during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Common shares issued for stock option exercises	10,602	783,320
Gross and net proceeds from stock option exercises	$30,000	$2,059,000
Common shares issued in settlement of vested RSUs	493,381	940,977
Shares retained for settlement of employee tax obligations ─ RSUs	161,083	365,463
Common shares issued in settlement of vested Performance-Based RSUs (1)	—	1,506,428
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	—	638,502
(1)
Performance-based RSUs vested in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth. These performance-based RSUs have fully vested as of August 2021.

On February 4, 2022, the Company granted a total of 5,987,500 RSUs and 1,976,600 stock options to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting. Also on February 4, 2022, the Company granted a total of 1,089,500 RSUs to certain employees under the 2020 Plan that vest upon the achievement of specified sales and operational performance conditions.

On January 10, 2022, the Company granted a total of 81,082 RSUs and 103,569 stock options to a newly appointed member of the Company’s Board of Directors under the 2020 Plan and in accordance with the Company's non-employee Director compensation policy. The RSUs vest in equal installments over a three-year period upon the anniversary of the grant date, and are subject to deferred settlement upon the Director’s separation of service with the Company. The stock options vest in full upon the one-year anniversary of the grant date. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, the Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

On June 14, 2021, the Company granted a total of 218,000 RSUs and 278,271 stock options to members of the Company’s Board of Directors under the 2020 Plan and in accordance with the Company's non-employee Director compensation policy. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year, and are subject to deferred settlement upon the Director’s separation of service with the Company. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

On January 4, 2021, the Company granted a total of 3,265,700 RSUs and 3,100,200 stock options to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting. Also on January 4, 2021, the Company granted a total of 1,345,800 RSUs to certain employees under the 2020 Plan that vest upon the achievement of specified sales and operational performance conditions.

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

During the first quarter of 2022, the final co-promotion tail payment was made to Kowa Pharmaceuticals America, Inc. As of December 31, 2021, a net payable to Kowa Pharmaceuticals America, Inc. of $0.6 million was classified as current on the condensed consolidated balance sheet, representing the remaining accrued co-promotion tail payments.

(8) Revenue Recognition

The Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers in the United States and Europe, or collectively, its distributors or its customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase VASCEPA. In addition to distribution agreements with distributors, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2022 and 2021:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2021	$86,636	$184,726	$8,090	$1,241	$280,693
Provision related to current period sales	22,697	148,203	549	8,325	179,774
Provision related to prior period sales	—	(301)	—	—	(301)
Credits/payments made for current period sales	(2,753)	(67,700)	—	(6,379)	(76,832)
Credits/payments made for prior period sales	(13,536)	(123,099)	(350)	(2,630)	(139,615)
Balance as of March 31, 2022	$93,044	$141,829	$8,289	$557	$243,719

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2020	$36,242	$141,201	$7,797	$5,587	$190,827
Provision related to current period sales	29,134	148,241	828	13,122	191,325
Provision related to prior period sales	—	(854)	—	—	(854)
Credits/payments made for current period sales	(3,582)	(16,136)	—	(9,807)	(29,525)
Credits/payments made for prior period sales	(7,086)	(108,020)	(402)	(5,618)	(121,126)
Balance as of March 31, 2021	$54,708	$164,432	$8,223	$3,284	$230,647

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

In January 2022 and 2021, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million, respectively, to Mochida, which was recorded as Research and development expense in the condensed consolidated statement of operations.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority, and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which is being used to seek regulatory approval in Mainland China. The Company received approval of VASCEPA under the REDUCE-IT indication in Hong Kong in February 2022.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $0.2 million and $0.3 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through March 31, 2022 and December 31, 2021, the Company recognized $7.3 million and $7.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $9.6 million and $9.8 million is recorded in deferred revenue as of March 31, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

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

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	—	—
Kuwait	December 2021	—	—
Saudi Arabia	March 2022	—	—

The Company recognized net product revenue of approximately nil for the three months ended March 31, 2022 and $0.5 million for the three months ended March 31, 2021 related to sales to Biologix.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.3 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through March 31, 2022 and December 31, 2021, the Company has recognized $7.6 million and $7.5 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $6.1 million and $6.2 million is recorded in deferred revenue as of March 31, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 8 years.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2022 and 2021:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$—	$(372)	$16,337

Three months ended March 31, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$—	$(662)	$17,970

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three months ended March 31,
Revenue recognized in the period from:	2022	2021
Amounts included in contract liability at the beginning of the period	$372	$662

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the New Jersey Lease. The New Jersey Lease commenced on August 15, 2019, or the New Jersey Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the New Jersey Lease, Amarin will have a one-time option to terminate the agreement effective on the first day of the 97th month after the New Jersey Commencement Date upon advance written notice and a termination payment specified in the New Jersey Lease. Under the New Jersey Lease, the Company paid monthly rent of approximately $0.1 million for the first year following the New Jersey Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the New Jersey Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the New Jersey Lease.

On November 17, 2021, the Company entered into a lease agreement for new office space in Zug Switzerland, or the Zug Lease. The Zug Lease commenced on February 1, 2022, or the Zug Commencement Date, for a 5-year period, with one five-year renewal option. Under the Zug Lease, the Company will pay annual rent of approximately $0.2 million for the first year following the Zug Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Zug Commencement Date. In addition to the real estate leases, the Company leases various vehicles with terms ranging from month to month up to 36 months.

As of March 31, 2022 and December 31, 2021, the total operating lease liability is $11.3 million and $10.3 million, respectively, and the total operating lease right-of-use asset is $8.7 million and $7.7 million, respectively.

The lease expense for the three months ended March 31, 2022 and 2021 is approximately $0.6 million and $0.4 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2022:

Undiscounted lease payments ($000s)
Remainder of 2022	$1,626
2023	2,182
2024	2,138
2025	2,095
2026	2,129
2027 and thereafter	7,213
Total undiscounted payments	$17,383
Discount Adjustments	$(6,048)
Current operating lease liability	$937
Long-term operating lease liability	$10,398

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our Annual Report, and under Part II, Item IA, “Risk Factors” of this Quarterly Report.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the audited consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report.

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our lead product, VASCEPA® (icosapent ethyl) was first approved by the United States Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication. We launched VASCEPA in the United States, or U.S., in January 2013. On December 13, 2019 the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the EU for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On September 13, 2021, we launched VAZKEPA in Germany, representing our first European launch. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the Brexit transition period. On March 25, 2022, we received our first national reimbursement in a European country with official confirmation that the Swedish Dental and Pharmaceutical Benefits Agency, or TLV, approved VAZKEPA for national reimbursement in Sweden.

VASCEPA is currently available by prescription in the U.S., Germany, Canada, Lebanon and the United Arab Emirates. We are responsible for supplying VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. Subject to commercial launches in additional countries within Europe and Hong Kong and approval in China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States.

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

On May 22, 2020, Hikma received U.S. FDA approval to market its generic versions of VASCEPA for the MARINE indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier ANDA litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021, we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court when permitted and also intend to continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

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

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaborations with third-party companies that compensate us for such supply, and in the United States and Germany where the drug is promoted and sold by us. Subject to commercial launches in additional countries within Europe and Hong Kong and approval in China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to this U.S. patent litigation and judgment. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States.

We have continued to monitor the effect of COVID-19 and its impact on patient visits to doctors. Our level and type of promotion has varied during the pandemic based on the determination of whether the cost was justified in light of COVID-19's impact at a given time. We anticipate that at-risk patients will increasingly resume visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19, however, we cannot accurately predict when this resumption in visits to doctors will occur and, because many patients have multiple medical issues, we cannot predict the degree to which healthcare professionals will be proactive in seeking to reduce cardiovascular risk in at-risk patients when these patients resume visiting their doctors. The timing is likely to vary by geography. In September 2021, to accelerate growth of VASCEPA in the United States, we announced our Go-to-Market strategy which contains three key strategic priorities:

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
•
Enhancing managed care access: We continue working with payers in an effort to enhance our managed care position and further remove barriers to VASCEPA prescriptions to ensure that patients in need of CV risk reduction receive proper therapy. Importantly, several large commercial and Medicare Part D payers currently cover VASCEPA as the exclusive icosapent ethyl product due to its lower net cost compared to generic icosapent ethyl.
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

As a result of our Go-to-Market strategy and our omnichannel approach, which we launched in the fourth quarter of 2021, we digitally approached a significant number of physicians across numerous digital channels. In addition, on November 1, 2021, we partnered with BlinkRx to provide patients an enhanced digital prescription fulfillment channel.

As COVID-19 protocols ease and ordinary course activities continue to resume, we will continue to adjust our promotional initiatives accordingly, including pursuit of increased face-to-face interactions with healthcare professionals and expanding various forms of physician and direct-to-patient promotion.

We obtain data from two third parties, Symphony Health and IQVIA, who collect and report estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to determine the actual number of total prescriptions for prescription products like VASCEPA during such periods. Each vendor’s estimates utilize a proprietary projection methodology and are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Based on data from Symphony Health and IQVIA, the below chart represents the estimated number of normalized total VASCEPA prescriptions.

Normalized Total VASCEPA Prescriptions

1,300,000
1,200,000
1,100,000
1,000,000
900,000
800,000
700,000
600,000
Number of Rxs

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Symphony Health	1,064,000	1,086,000	1,074,000	1,030,000	937,000
IQVIA	989,000	1,015,000	1,014,000	984,000	878,000

Three Months Ended

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

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, we have filed ten dossiers in European countries, including in all of the largest countries in Europe, and expect to file additional dossiers in Europe and select other parts of the world in the first half of 2022. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. On March 25, 2022, we received our first national reimbursement in a European country with official confirmation that the TLV approved VAZKEPA for national reimbursement in Sweden.

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

In order to launch impactfully in other countries throughout Europe, we are building a core team of experienced professionals and a highly capable commercial team involved with pre-launch planning and other commercial preparation activities and are leveraging third-party relationships for various support activities. In Europe, patients at high risk for cardiovascular disease tend, in contrast to the United States, to be treated more often by specialists, such as cardiologists rather than by physicians who are general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies as compared to the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States. In Europe, VAZKEPA has the benefit of ten years of market protection, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039.

Rest of World

China

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 grams per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong have commenced. The National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China in the second half of 2022. On February 23, 2022 the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	—	—
Kuwait	December 2021	—	—
Saudi Arabia	March 2022	—	—

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for VASCEPA. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained a regulatory exclusivity designation and launched commercially in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. Following these negotiations, HLS has signed a Letter of Intent which allows HLS to work with all participating provincial jurisdictions to secure coverage from publicly funded drug plans across Canada, and for VASCEPA to potentially be added to their respective plans. HLS also received notification by the Patented Medical Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We plan to continue to assess other potential partnership opportunities for VASCEPA with partners outside of the United States and Europe with the intention of partnering in all other international markets. Our plan is to file three waves of regulatory submissions for approval of VASCEPA in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. We have initiated the first wave of regulatory filings in 2022 and have obtained acceptances of VASCEPA for regulatory reviews in Australia, Israel and New Zealand.

Research and Development

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, 27 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines which were newly received during the first quarter of 2022 through the filing date of this Quarterly Report as listed below:

•
A panel of regional experts in plasma lipid disorders met to update the 2016 Consensus Clinical Recommendations for the Management of Plasma Lipid Disorders in the Middle East, using the latest evidence and recommendations from international guidelines. The published update:
o
Refers to the REDUCE-IT results and the cardiovascular disease, or CVD risk–lowering effects of IPE and noted that CVD reduction may be related to action of eicosapentaenoic acid, or EPA, independent of TG lowering
o
States that elevated TG levels are associated with increased atherosclerotic cardiovascular disease, or ASCVD, risk and patients with elevated TG levels (≥150 mg/dL) should be considered for more aggressive low-density lipoprotein cholesterol, or LDL-C, lowering as well as lowering of TGs
o
Recommends that if TG, non-high-density lipoprotein, or non-HDL-C, or ApoB goals are not met with statins and lifestyle modifications, further options include ezetimibe, PCSK9 inhibitors, or IPE

During 2022, we added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results. A new post hoc sub-analysis of REDUCE-IT, published in the Journal of the American Heart Association, or JAHA, found VASCEPA reduced the risk of cardiovascular death, strokes, heart attacks, coronary revascularization and unstable angina by 34% in patients with a history of percutaneous coronary intervention, or PCI, noting 8.5% and 5.4% absolute risk reductions, respectively, for the primary and secondary composite endpoints. In addition, in vitro research results showed that EPA in combination with widely prescribed statins, contributed to a reduction in lipid oxidation in membranes in a manner that may be enhanced with the use of these statins. The combinations of EPA and atorvastatin active metabolite and of EPA and rosuvastatin reduced lipid oxidation by 86% and 75%, respectively.

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

Impact of COVID-19

As of March 31, 2022, according to CDC data, approximately 65% of the U.S. population has been fully vaccinated, of which 45% have received one booster shot, and approximately 77% of the U.S. population has received at least one dose of a vaccine. In addition, cases have declined throughout the first quarter of 2022, coming off of a surge in cases at the end of 2021 driven by the Omicron variant.

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to appropriate social distancing practices associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choosing to not get blood tests, the results of which blood tests provide useful information to the treatment of cardiovascular risk. These limitations have had a significant impact on slowing VASCEPA prescription and revenue growth. While COVID-19 continues to impact promotion of VASCEPA and access remains variable, we have seen signs of improvement in access to face-to-face interactions with healthcare providers.

In the United States, at-risk patients increasingly resumed visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19 and we anticipate that to continue. We continued to adjust our promotional initiatives, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-patient promotion based on COVID-19 protocols that are in place.

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

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. We are actively monitoring the situation and evaluating the pandemic's effect on patients, distributors, customers and our employees, as well as on our operations and the operations of our business partners and communities. We may take precautionary and preemptive or reactive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for or access to VASCEPA.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. During the quarters ended March 31, 2022 and 2021, our Product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both of the quarters ended March 31, 2022 and 2021 was up to $150 per 30-day prescription filled and up to $450 per 90-day prescription filled. Currently the majority of our product revenue is derived from direct sales of VASCEPA in the United States.

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

Research and development expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of qualifying contract manufacturers, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, Research and development expenses include the cost to support current development efforts, costs of product supply received from suppliers when such receipt by us is prior to regulatory approval of the supplier, as well as license fees related to our strategic collaboration with Mochida Pharmaceutical Co., Ltd., or Mochida. We expense research and development costs as incurred.

Interest income, net and other (expense), net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other (expense), net, consists primarily of foreign exchange losses and gains.

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the first quarters of 2022 and 2021 are not more likely than not to be realized.

Critical Accounting Policies and Significant Judgments and Estimates

This management's discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies, significant judgments and estimates described in our Annual Report.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2—Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Effects of Inflation

We believe the impact of inflation on operations has been minimal during the past three years.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

Total revenue, net. We recorded total revenue, net, of $94.6 million and $142.2 million during the three months ended March 31, 2022 and 2021, respectively, a decrease of $47.5 million, or 33%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in Germany and VASCEPA is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $47.4 million decrease in U.S. net product revenue and a $0.1 million decrease in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $94.0 million and $141.4 million during the three months ended March 31, 2022 and 2021, respectively, a decrease of $47.4 million, or 34%.

This decrease was driven primarily by a 34% decrease in VASCEPA sales in the United States. Approximately half of this decrease was driven by a decline in volume due to the impact of generics. The balance of the decrease was a result of selling initiatives focused on certain customers to maximize prescription fulfillment. During the three months ended March 31, 2022 there were three generics in the market, including the launch of a third generic in January 2022. During the three months ended March 31, 2021 there was only one generic in the market. The increase in generic competition, including the impact of the initial launch of the third generic, adversely impacted the volume and net pricing of branded sales in the three months ended March 31, 2022. In addition, compared with other quarters of the year, beginning of the year deductibles under patient insurance plans, which are not unique to VASCEPA, tend to cause some patients to not fill prescriptions particularly for asymptomatic medical conditions.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health increased for the three months ended March 31, 2022 by 11% as compared to the three months ended March 31, 2021 despite a COVID-19 resurgence. Our share of the icosapent ethyl market has decreased to approximately 72% in the three months ended March 31, 2022 compared to approximately 91% in the three months ended March 31, 2021. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 12% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Further, while still remaining within normal industry ranges, the wholesalers decreased their branded VASCEPA inventory levels as of March 31, 2022 by 40% in terms of bottles from the beginning of the quarter. By comparison, wholesaler inventory balances decreased by 10% during the first quarter of 2021. The inventory balances for the first quarter of 2022, as calculated based on days of sales on hand, were near the high-end of the range at the beginning of the quarter and reduced to the low-end of the range at the end of the first quarter of 2022 compared to a slight increase at the end of the first quarter of 2021 compared to the beginning of the first quarter of 2021.

Companies such as Symphony Health collect and report estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to such companies to determine the actual number of total prescriptions for prescription products like VASCEPA during such periods. Each vendor’s estimates utilize a proprietary projection methodology and are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. These inaccuracies have historically been most prevalent and pronounced during periods of time of inflections upward or downward in rates of use. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results. Data reported by Symphony Health and IQVIA are rarely identical. As such, the resulting conclusions from such sources should be viewed with caution. We are not responsible for the accuracy of these companies’ information and we do not receive prescription data directly from retail pharmacies.

We will continue to monitor the generic prescription market in the U.S. and will vigorously protect our cardiovascular risk reduction patents, as deemed appropriate. In addition, based on available information, we believe that a significant number of icosapent ethyl prescriptions in the U.S. have gone unfilled in the three months ended March 31, 2022, due to general market disruption of order fulfillment processes. These processes at the pharmacy level have favored generic products in that in anticipation of receiving generic supply, in certain circumstances pharmacists have opted to wait to fill prescriptions with generic product by ordering product for later fulfillment. In the case of icosapent ethyl, in many U.S. markets generic product has been delayed or unavailable. In addition, we have heard multiple reports of patients finding that the generic product is more expensive than they have historically paid for the branded product resulting in their refusal to fill their prescriptions.

In Europe, our commercial launch and growth of the market has been slower than expected due to the resurgence of COVID throughout Europe and political unrest in eastern Europe resulting in product revenue, net, of $0.5 million during the three months ended March 31, 2022. We began commercialization in Europe in September 2021, and as such recorded product revenue, net of nil during the three months ended March 31, 2021.

VASCEPA is currently available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. For the three months ended March 31, 2022 we did not record any product revenue, net, to our collaboration partners compared to $0.5 million during the three months ended March 31, 2021.

Despite the generic competition in the U.S., including a third generic entrant in January 2022, we remain confident that the patient need for VASCEPA is high. We continue to believe that our promotion and medical education efforts drive growth in the market and provide greater financial results for the us compared to the financial results if we halted these activities, however, we continue to monitor and assess these efforts in a dynamic environment, including the impact of factors outside of our control. As a result of the continued uncertainty of the global impact of COVID-19, the impact of generic competition in the U.S. and challenges for most drugs seeking market access in Europe, we are not providing revenue guidance at this time. We will consider resuming revenue guidance when there is greater clarity on the impact of these items.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended March 31, 2022 and 2021 was $0.6 million and $0.8 million, respectively, a decrease of $0.1 million, or 18%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the three months ended March 31, 2022 and 2021 was $22.2 million and $28.3 million, respectively, a decrease of $6.1 million, or 21%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2022 and 2021 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2022 to be similar to or modestly lower than 2021. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended March 31, 2022 and 2021 was 76% and 80%, respectively. The decrease in gross margin is as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2022 and 2021 was $90.6 million and $105.8 million, respectively, a decrease of $15.2 million, or 14%. Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 are summarized in the table below:

	Three months ended March 31,
In thousands	2022	2021
Selling expense (1)	$62,252	$66,567
General and administrative expense (2)	23,766	27,160
Non-cash stock-based compensation expense (3)	4,629	12,071
Total selling, general and administrative expense	$90,647	$105,798

(1)
Selling expense for the three months ended March 31, 2022 and 2021 was $62.3 million and $66.6 million, respectively, a decrease of $4.3 million, or 6%. This decrease is primarily due to a decrease in marketing and direct-to-consumer promotions, as a result of the impact of COVID-19 and our focus on improving the profitability of our operations in the United States. The decrease also includes a reduction in costs associated with our Go-to-Market strategy resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force. The decrease in selling expense was offset by increased costs associated with commercialization related activities in European countries.
(2)
General and administrative expense for the three months ended March 31, 2022 and 2021 was $23.8 million and $27.2 million, respectively, a decrease of $3.4 million, or 12%. This decrease is primarily due to a decrease in legal fees related to the ANDA patent litigation in the United States during the three months ended March 31, 2022.
(3)
Non-cash stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $4.6 million and $12.1 million, respectively, a decrease of $7.4 million, or 62%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is primarily due to the decrease in U.S. field force as well as a reversal of expense related to certain awards.

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

Research and development expense. Research and development expense for the three months ended March 31, 2022 and 2021 was $10.1 million and $9.4 million, respectively, an increase of $0.7 million, or 7%. Research and development expenses for the three months ended March 31, 2022 and 2021 are summarized in the table below:

	Three months ended March 31,
In thousands	2022	2021
REDUCE-IT study (1)	$730	$1,015
Regulatory filing fees and expenses (2)	739	341
Internal staffing, overhead and other (3)	7,133	6,167
Research and development expense, excluding non-cash expense	8,602	7,523
Non-cash stock-based compensation expense (4)	1,449	1,854
Total research and development expense	$10,051	$9,377

(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.

(2)
The regulatory filing fees in each of the quarters ended March 31, 2022 and 2021 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(3)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing regulatory approvals for VAZKEPA in Europe as achieved in 2021. Also included are costs related to qualifying suppliers, costs related to development of a fixed dose combination product and costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
(4)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions.

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of COVID-19 and generic competition.

Interest income, net. Interest income, net, for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.5 million, respectively, a decrease of $0.3 million, or 57%. Interest income represents income earned on cash and investment balances. The decrease is primarily due to a decrease in the Company's cash balance and short-term and long-term investments.

Other expense, net. Other expense, net, for the three months ended March 31, 2022 and 2021 was expense of $246 thousand and $142 thousand, respectively. Other expense, net, primarily consists of gains and losses on foreign exchange transactions.

Income tax provision. Income tax provision for the three months ended March 31, 2022 and 2021 was $3.2 million and $0.6 million, respectively. The provision for the three months ended March 31, 2022 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of March 31, 2022 include cash and cash equivalents and restricted cash of $223.1 million, short-term investments of $143.4 million and long-term investments of $26.7 million, with no debt. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2022	2021
Cash (used in) provided by:
Operating activities	$(98.8)	$(18.7)
Investing activities	99.0	127.9
Financing activities	(0.5)	(5.2)
Increase (decrease) in cash and cash equivalents and restricted cash	$(0.3)	$104.0

Net cash used in operating activities during the three months ended March 31, 2022 as compared to the same period in 2021 is primarily as a result of an increase in inventory purchases during 2022 as well as costs associated with commercial operations in Germany and planning for commercial launch in additional countries in Europe.

Net cash provided by investing activities during the three months ended March 31, 2022 is primarily due to the proceeds from the maturity of $113.2 million in investment-grade interest bearing instruments, partially offset by $14.2 million in purchases of investment-grade interest bearing instruments as compared to the same period in 2021 where proceeds from the maturity and sale of securities was $127.9 million, with no purchases of additional securities.

Net cash used in financing activities decreased during the three months ended March 31, 2022 as compared to the same period in 2021 primarily as a result of costs associated with our stock compensation plan.

As of March 31, 2022, we had net accounts receivable of $110.2 million, current inventory of $267.8 million and long-term inventory of $141.1 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.5 billion as of March 31, 2022. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the impact from COVID-19 on our operations, the generic competition in the United States as a result of our ANDA litigation and commercialization of VAZKEPA in Europe. For Europe, we launched VAZKEPA in Germany in September 2021 and we commenced pre-launch planning and other commercial preparation activities, and continue to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis.

We believe that our cash and cash equivalents of $219.2 million as of March 31, 2022 together with our short-term investments of $143.4 million as of March 31, 2022, will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space. There have been no material changes during the three months ended March 31, 2022 to our contractual obligations as presented in Part II, Item 7 of our Annual Report.

We do not have any special purpose entities or other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information appearing in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report includes a discussion of our current legal proceedings. Refer to Note 5 – Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further details on our legal proceedings during the three months ended March 31, 2022.

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

These risk factors have not been materially updated from our Annual Report on 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, or our Annual Report.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA launched in Germany following approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.
•
In the United States, we face increasing competition from generic drug companies in the near term and our revenues and results of operations could be materially and adversely affected.
•
Factors outside of our control may make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to meet our expectations for commercial success.
•
The continued scale, scope and duration of business interruptions caused by the ongoing COVID-19 pandemic and related recovery efforts are uncertain as the impact of the pandemic continues to cause negative effects on our business.
•
Our current and planned commercialization efforts, including our implemented Go-to-Market strategy, may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.
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

Risks Related to the Commercialization and Development of VASCEPA

We are substantially dependent upon VASCEPA (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA launched in Germany following approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA (icosapent ethyl) capsules, in major markets globally. In recent years and currently, much of our financial results and revenue has been dependent on our ability to execute our development and commercial strategy for VASCEPA in the United States. Generic version of VASCEPA launched in the United States in November 2020, June 2021 and January 2022. We expect that VASCEPA could face more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us, applicable only in this territory. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States. We implemented a Go-to-Market strategy in an effort to optimize provider engagement and drive demand of VASCEPA in the United States by shifting reliance on sales force interactions with healthcare professionals to providing managed care and prescription access through an omnichannel platform, and, in connection with this initiative, we reduced our U.S. field force to approximately 300 sales representatives. Although we believe this initiative will provide greater access to VASCEPA and ultimately result in an improved expense structure, such efforts are costly to implement, could impact employee morale and make hiring and retaining talented personnel more challenging, and may not result in all or any of the benefits we anticipate.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States. In March 2021 we announced that the European Commission, or the EC, approved the marketing authorization application for icosapent ethyl, under the brand name VAZKEPA, hereafter along with VASCEPA, collectively referred to as VASCEPA, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. In September 2021, we launched VAZKEPA in Germany, representing our first European launch, In March 2022, we received national reimbursement for VAZKEPA in Sweden, representing our first national reimbursement in a European country. We are in the process of obtaining further pricing and reimbursement approvals for VAZKEPA in relevant jurisdictions in Europe. This process is conducted on a country-by-country basis and is time-consuming and complex. On March 25, 2022, Amarin received its first national reimbursement in a European country with official confirmation that the Swedish Dental and Pharmaceutical Benefits Agency (TLV) approved VAZKEPA for national reimbursement in Sweden. We may not be successful in obtaining such approvals in a timely manner with acceptable terms, or in additional countries.

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

We have been developing VAZKEPA on our own in Europe for the approved cardiovascular risk reduction indication and are exploring possible strategic collaborations in smaller markets within Europe and in other major markets. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and intend to assess potential partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, and if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

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

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale and with a label that reflects the MARINE indication, and revised labeling based on the results of the REDUCE-IT trial. On November 30, 2020, we filed a patent infringement lawsuit against a Hikma affiliate for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court when permitted and also intend to continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

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

Although we continue to believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA would be time-consuming and expensive for generic companies, such as Hikma, Dr. Reddy and Apotex, we do not have direct visibility into the supply levels of any of the generic companies and we rely on our own experience together with information from third parties, which information may not be reliable. As such, generic companies could potentially find or develop sources of qualified

VASCEPA supply that are not known to us and that are more efficient or less expensive than our sources. Furthermore, generic companies could potentially convince our suppliers to prioritize supply to the generic companies ahead of any applicable contractual commitments to supply us. While we anticipate that our suppliers will honor their commitments to us, if generic competitors are successful in gaining an advantage in the supply chain, manufacturing and supply with respect to VASCEPA will suffer and consequentially VASCEPA prescriptions will likely decrease. In addition, we may need to litigate with such suppliers to protect our rights, which can be costly and distracting to management. Such circumstances could have a material and adverse impact on our revenues and results of operations directly in the United States and potentially outside of the United States as well if supply costs and availability are affected or promotion and education programs reduced.

We have limited experience as a company in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

While we have been working internally and with partners to support efforts toward approvals and commercialization outside the United States in light of the REDUCE-IT results and the recent EC approval of VAZKEPA, we may be unsuccessful in expanding our global footprint. For example, we plan to launch VAZKEPA on our own in the most commercially significant markets in Europe and launched VAZKEPA in Germany, representing our first European launch. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•
the impact of the expiration of regulatory exclusivities and entry into the market of additional generic versions of VASCEPA;
•
our inability to attract and retain adequate numbers of effective sales and marketing personnel, particularly in light of our recent reduction in force;
•
our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with applicable regulatory and other legal requirements;
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

Our ability to generate meaningful revenues of VASCEPA outside of the United States is dependent on the availability and extent of coverage and reimbursement from third-party payors. In many markets around the world, these payors, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payors are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from biosimilars.

In many countries outside the United States, government-sponsored healthcare systems are the primary payors for drugs. With increasing budgetary constraints and differing views on or challenges in valuing medicines, governments and payors in many countries are applying a variety of measures to exert downward price pressure. These measures can include mandatory price controls, price referencing, therapeutic-reference pricing, increases in mandates, incentives for generic substitution and biosimilar usage and government-mandated price cuts. In this regard, many countries have health technology assessment organizations that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies; and these organizations are expanding in established and emerging markets. Many countries also limit coverage to populations narrower than the regulatory agency approved product label or impose volume caps to limit utilization. We expect that countries will continue to take aggressive actions to seek to reduce expenditures on drugs. Similarly, fiscal constraints may also affect the extent to which countries are willing to approve new and innovative therapies and/or allow access to new technologies.

The dynamics and developments discussed above serve to create pressure on the pricing and potential usage of our products and the industry. Given the diverse interests in play among payors, biopharmaceutical manufacturers, policy makers, healthcare providers and independent organizations, if and whether the parties involved can achieve alignment on the matters discussed above remains unclear and the outcome of any such alignment is difficult to predict. We are committed to working with the entire healthcare community to ensure continued innovation and to facilitate patient access to needed medicines; however, if reimbursement of VASCEPA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to successfully commercialize VASCEPA outside of the United States may be harmed, which could have a material and negative impact on our overall business.

Government and commercial payor actions outside the United States have affected and will continue to affect access to and sales of our products

Outside the United States, we expect countries will continue to take actions to reduce their drug expenditures. International reference pricing, or IRP, has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. Some countries also allow additional rebates or discounts to be negotiated. The outcome of such negotiations can be uncertain and could become publicly disclosed in the future. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Thus, there can be no certainty that we will negotiate satisfactory reimbursement or pricing rates in markets outside the United States in a timely manner, or at all, or even if we are successful in obtaining satisfactory coverage and reimbursement, we may be unsuccessful in sustaining such coverage and reimbursement, or could face challenges as to the timeliness or certainty of payment by payors to physicians and other providers, which would have a material and adverse impact on our commercialization efforts outside of the United States. Furthermore, despite having skilled and experienced individuals deployed in such efforts, we as an organization have limited experience in navigating the pricing and reimbursement regimes, outside of the United States, which foreign regimes are varied and complex, which might hinder our effectiveness in establishing satisfactory pricing, coverage and reimbursement levels in a timely manner or at all.

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

In September 2018, we announced topline results from the REDUCE-IT®, or Reduction of Cardiovascular Events with EPA—Intervention Trial cardiovascular outcomes study of VASCEPA. In November 2018, we announced the primary results of our REDUCE-IT cardiovascular outcomes study confirming 25% relative risk reduction for the topline primary endpoint result with multiple robust demonstrations of efficacy, including 20% reduction in cardiovascular death. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled study, enrollment for which started in November 2011. REDUCE-IT investigated the effects of VASCEPA on CV risk in statin-treated adults with well-controlled LDL-C 41-100 mg/dL (median baseline LDL-C: 75 mg/dL) and other CV risk factors, including persistent elevated TG 150-499 mg/dL (median baseline TG: 216 mg/dL). REDUCE-IT topline results showed the trial met its primary endpoint demonstrating an approximately 25% relative risk reduction, to a high degree of statistical significance (p<0.001), in MACE in the intent-to-treat patient population with use of VASCEPA 4 grams per day as compared to placebo. MACE events were defined as a composite of cardiovascular death, nonfatal myocardial infarction (MI), nonfatal stroke, coronary revascularization, or unstable angina requiring hospitalization. This result was supported by robust demonstrations of efficacy across multiple secondary endpoints. VASCEPA was well tolerated in REDUCE-IT with a safety profile generally consistent with clinical experience associated with omega-3 fatty acids and current U.S. FDA-approved labeling.

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
•
our ability to commercialize VASCEPA, including as a result of ongoing travel restrictions, social distancing and other containment measures or the restoration of such measures;
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

To comply with travel restrictions, social distancing, quarantines and other containment measures implemented in various geographies, in March 2020, we suspended field based face-to-face interactions. Although by the end of summer of 2020, substantially all of our field force personnel had the ability to resume face-to-face customer interactions, in a manner consistent with state and local guidance, limitations on such interactions have been imposed. As variants emerge and as vaccine protocols develop, face-to-face interactions are challenging for us to predict and the number of patient visits to doctors’ offices and patients undergoing blood testing remains down considerably from pre-COVID-19 levels. In September 2021, to optimize provider engagement and drive demand for VASCEPA in the United States and to counteract the changing engagement dynamics, including those introduced as a result of COVID-19, we announced our Go-to-Market strategy which incorporates omnichannel communications with healthcare providers. The circumstances surrounding COVID-19 vary geographically and vary over time, with continued risk of resurgences in COVID-19 cases, and reinstitution of protocols, in various geographies and as the efficacy of the vaccine on various strains remains uncertain. While we have supplemented our face-to-face interactions with virtual outreach and our omnichannel platform, these efforts may not be as impactful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

Although we have a geographically diversified supply chain for VASCEPA and believe we have sufficient inventory on hand at pharmacies throughout the United States and other markets where it is approved for sale, and at various stages of manufacturing with our suppliers, the global spread of the pandemic and containment measures has been unprecedented and could have a negative impact on the availability of VASCEPA at various points in our supply chain, including limiting the ability of new suppliers to be inspected, which would have a material and adverse effect on our business. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the U.S. FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The ongoing demand for vaccines, including boosters, and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our commercial product, which could lead to issues with our commercial supply.

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

In addition, the same set of data can sometimes be interpreted to reach different conclusions, as when Health Canada approved an indication based on REDUCE-IT data that was different in certain respects than that approved by U.S. FDA and by the EC in Europe. It is possible the scope of subsequent regulatory approvals, if any, could likewise differ based on the same data. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

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

For example, the Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069) is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams per day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than VASCEPA on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of events will also be examined. Results from this study are expected in the second half of 2022, though the study and results are not under the Company's control and may be delayed as a result of COVID-19 impacts.

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

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the CardioLink-9 Trial, the first results of a study of VASCEPA in COVID-19 infected outpatients. Results from the investigator sponsored study in Argentina called PREPARE-IT-1 were presented by the lead trial investigator at the European Society of Cardiology on August 29, 2021 and the results did not meet the primary and/or other endpoints studied. Results from the investigator sponsored study in Argentina called PREPARE-IT-2 were presented by the lead trial investigator at the American Heart Association Scientific Sessions in November 2021 and the results did not meet the primary and/or other endpoints studied. Results from the other investigational study, called MITIGATE, is expected during 2022.

If the outcomes of one or more of these studies do not meet expectations, the perception of existing clinical results of VASCEPA, such as MARINE or REDUCE-IT, or the perceived clinical profile and commercial value of VASCEPA and its regulatory status may suffer. If this occurs our revenue and business could suffer and our stock price could significantly decline.

Our current and planned commercialization efforts, including our implemented Go-to-Market strategy, may not be successful in increasing sales of VASCEPA in the United States and developing sales internationally.

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

Given the dynamics related to COVID-19, we cannot predict when we will be able to substantially resume and sustain our business efforts, or how those efforts will be impacted in the long term. While we have supplemented traditional face-to-face interactions with virtual outreach, including our omnichannel platform, these efforts may not be as successful as in-person interactions. Specifically, access to healthcare professionals through digital or other channels, may not be as productive as in-person interactions in promoting use of VASCEPA. We continued to adjust our promotional initiatives, including pursuing increased face-to-face interactions with health care professionals and expanding various forms of direct-to-patient promotion based on COVID-19 protocols that are in place. Such efforts are costly and there can be no assurance that they will result in an increase in VASCEPA prescriptions and sales in the near future, or at all.

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

We may not be able to compete effectively against our competitors’ pharmaceutical products. Further, results of trials for similar or competing products could have a negative impact on the perceived safety and efficacy of VASCEPA, which could have a materially adverse impact on sales of VASCEPA.

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product. It is probable that the number of companies seeking to develop products and therapies similar to VASCEPA will increase. Many of these and other existing or potential competitors may have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with, more efficient than or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by Hikma in November 2020, Dr. Reddy's in June 2021 and Apotex in January 2022, and with the potential for further generic versions being launched, it may not be viable for us to continue to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

Woodward Pharma Services LLC currently sells Lovaza®, which it acquired from GlaxoSmithKline plc in the third quarter of 2021. Lovaza® a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, was approved by the U.S. FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

In addition, in April 2014, Omtryg (omega-3-acid ethyl esters A) capsules, a free fatty acid form of omega-3 (comprised of 50% EPA and 40% DHA), developed by Trygg Pharma AS, received U.S. FDA approval for severe hypertriglyceridemia. Omtryg has not been commercially launched, but could launch at any time.

AstraZeneca conducted a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia, or STRENGTH. The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020 following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the AHA's Scientific Sessions in November 2020, confirming that Epanova failed to meet the primary endpoint of CV risk reduction, and published in Journal of the American Medical Association (JAMA) in December 2020. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. In April 2022, Kowa Research Institute announced the decision to not continue the PROMINENT study as the primary endpoint was unlikely to be met.

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures of are not effective in lowering cardiovascular risk. Results of these failed outcomes studies, as described below and analysis, while not done with VASCEPA, may negatively affect sales of VASCEPA if omega-3 mixtures are broadly viewed as ineffective.

For example, results of one of these two studies, the VITamin D and OmegA-3 TriaL, or VITAL, as announced immediately before the presentation of REDUCE-IT results at the 2018 Scientific Sessions of the AHA on November 10, 2018, failed to achieve its primary endpoint of lowering cardiovascular events. VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid mixture supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide USA cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk.

Likewise, in 2018, results from the other outcome study, A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide United Kingdom, or UK, cohort of over 15,000 individuals with diabetes who do not have ASCVD.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001 also known as LYPDISO) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the U.S. FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of LYPDISO versus VASCEPA in patients under conditions inconsistent with the U.S. FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize LYPDISO In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for LYPDISO In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study, ENHANCE-IT, against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the PD population. A key secondary endpoint in ENHANCE-IT was the measurement of eicosapentaenoic acid levels in the blood, which is regarded as a key surrogate marker in determining cardiovascular risk reduction. In ENHANCE-IT, plasma EPA concentrations were significantly higher with LYPDISO versus VASCEPA, with a 46% relative percentage increase in the change from baseline EPA level versus VASCEPA. Matinas has announced that the results from ENHANCE-IT suggest potential for LYPDISO as a drug for cardiovascular risk reduction and announced that it is pursuing external partnerships to further develop LYPDISO for cardiovascular outcomes indication. As a result, Matinas no longer plans to pursue an indication for the treatment of severe HTG, instead focusing on the broader cardiovascular risk reduction indication.

In June 2018, NeuroBo Pharmaceuticals, Inc. (previously named Gemphire Therapeutics) announced positive topline results from a Phase 2b trial, or INDIGO-1, of its drug candidate, Gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the U.S. FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing Gemcabene on clinical hold. In March 2020 NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the U.S. FDA that the clinical development program for Gemcabene remains on partial clinical hold for severe HTG. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial (hypercholesterolemia, or HoFH), heterozygous familial hypercholesterolemia, or HeFH, and non-familial hypercholesterolemia in ASCVD patients are planned. NeuroBO is currently assessing Gemcabene as an acute treatment for COVID-19.

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

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or over-the-counter drugs, by the U.S. FDA in the United States. Most regulatory regimes outside the United States are similar in this regard. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. Although we have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

Although VASCEPA is currently the only drug that is approved for cardiovascular risk reduction in Europe in the at-risk patient population studied in REDUCE-IT, and there is currently no other direct competition for Canada and the Middle East, consistent with the U.S., our competitors include large, well-established and experienced pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies and we have no experience as a company self-commercializing a product outside of the United States.

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

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication, only are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as did Hikma in November 2020, Dr. Reddy's in June 2021 and Apotex in January 2022, although each on a limited scale to date. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

On July 9, 2021, President Biden issued an executive order directing the U.S. FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

Any significant degree of generic market entry would limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress or news related to litigation outcomes could materially affect the reputation of VASCEPA or the perceived value of our company and our stock price. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption which leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain States impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug, thus limiting the extent of market growth and potentially contracting the overall size of the realized market penetration. While an authorized generic could be profitable the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug, and as such we have not launched an authorized generic version of VASCEPA to date, but may elect to do so in the future.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop with our third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable our suppliers to supply our clinical and commercial needs globally. Based on statements made by Hikma and Dr. Reddy’s, the active pharmaceutical ingredient of VASCEPA needed to manufacture their generic versions of VASCEPA is in limited supply to them. We believe this may be due to their lack of adequate planning, knowhow and expertise regarding this fragile active ingredient.

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

Our only product, VASCEPA, is a prescription-only form of EPA, an omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians and other providers will view the U.S. FDA approval, pharmaceutical grade purity and proven efficacy and safety of VASCEPA as having a superior therapeutic profile to unproven and loosely regulated omega-3 fatty acid dietary supplements. In addition, the U.S. FDA has not yet enforced to the full extent of its regulatory authority what we view as illegal claims made by certain omega-3 fatty acid product manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that certain of such chemically altered products are dietary supplements and that certain of such products reduce triglyceride levels or could reduce cardiovascular risk.

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

In addition, to the extent the net price of VASCEPA after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through the lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these retail alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that directly or indirectly favor supplement use over VASCEPA. While VASCEPA is priced comparatively with, or in some cases lower than, many competing treatments, particularly when taking into account insurance coverage, such pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price our product or VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

The commercial value to us of sales of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement such as in Europe, which can vary from country to country resulting in potential patient access restrictions.

There can be no assurance as to the market for VASCEPA outside the United States. For example, despite having received EC approval to commercialize VAZKEPA in Europe and as we expect to obtain further, through our partner Edding, marketing approval for VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or the China Territory, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes to the healthcare system in ways that could affect our ability to sell our products profitably. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction took place beginning April 1, 2022 and will continue through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. Also for example, the ACA has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the U.S. pharmaceutical industry. Among other cost-containment measures, the ACA establishes:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration's policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimliars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA's implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and the conditions for such coverage. Third party payors also establish reimbursement rates for those products and services. Increasingly, third-party payors are challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments to patients, or do not provide coverage for specific drugs or drug classes.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. On February 10, 2021, plaintiffs-appellees filed a writ of certiorari with the U.S. Supreme Court. The U.S. Supreme Court granted the writ of certiorari on July 2, 2021 and oral arguments were held on November 30, 2021. The Court's decision should be released in the coming months. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria, and new payment methodologies, and in additional downward pressure on coverage and payment and the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

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

The U.S. FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the U.S. FDA as reflected in the product’s approved labeling. The Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The U.S. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Even though we received U.S. FDA marketing approval for VASCEPA for the MARINE indication and for cardiovascular risk reduction based on the REDUCE-IT study, and our settlement with the U.S. FDA affords us a degree of protection for other promotional efforts, physicians may still prescribe VASCEPA to their patients for use in the treatment of conditions that are not included as part of the indication statement in our U.S. FDA-approved VASCEPA label or our settlement. If we are found to have promoted VASCEPA outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the FCA, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa America, or our commercialization partners outside the United States or other third-parties that we retain to help us implement our business plan.

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

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time-consuming. We implemented a Go-to-Market strategy in an effort to optimize provider engagement and drive demand for VASCEPA in the United States by shifting reliance on sales force interactions with healthcare professionals to providing managed care and prescription access through an omnichannel platform. Accordingly, as announced on September 22, 2021 we reduced our U.S. field force to approximately 300 sales representatives. As we observe the results of the Go-to-Market strategy and as practices impacted by COVID-19 stabilize, we will continue to evaluate our needs, including the need to fill open positions, or expand or further streamline our sales force, as appropriate to meet our business needs. Our sales team promotes VASCEPA to a limited group of physicians and other healthcare professionals in select geographies in the United States and is not large enough to call upon all physicians.

In addition to sales force reductions and the shift to omnichannel in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. For example, in Europe we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country by country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by ongoing or reinstated COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We have no in-house manufacturing capacity and rely on contract manufacturers for our clinical and commercial product supply. We cannot provide assurance that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with our third-party manufacturers. Moreover, if our manufacturers should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, we may not be able to obtain adequate quantities of product in a timely manner, or at all. If we are not able to continue to operate our business relationships in a manner that is sufficiently profitable for us and our suppliers, certain members of our supply chain could compete with us through supply to competitors, such as generic drug companies, through breach of our agreements or otherwise.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct commercialization of VASCEPA in the United States and VAZKEPA in Europe. We are also committed to providing supply to our commercial partners and distributors in Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance, for example, prior to commercial launch in China and in various European countries. There can be no assurance that the expansion plans of any of our suppliers will be successful. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, potentially the qualifications of new suppliers. Each of our API suppliers has outlined plans for potential further capacity expansion, with certain of these expansion plans delayed due to COVID-19 and other market uncertainties. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. Similarly, the EMA has not initially approved use of each of our suppliers used for VASCEPA in the United States for VAZKEPA in the EU. While we believe that we have sufficient supply of VAZKEPA to support our initial launch plans in Europe, our supply in Europe will be limited until additional suppliers are qualified which qualifications may be delayed by COVID-19 and our exposure to manufacturing issues with our approved suppliers for the EU is less mitigated than is our objective by having more suppliers qualified. If our third-party manufacturing capacity is not expanded and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for VASCEPA.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. In December 2017, Edding commenced a pivotal Phase 3 clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASCEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China in the second half of 2022. On February 23, 2022 the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted if the coronavirus pandemic continues or spreads, and if resources by regulators and industry professionals continue to be diverted to address the prolonged coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix was approved under the MARINE indication in the following countries: Lebanon in March 2018, United Arab Emirates in July 2018, Qatar in December 2019, Bahrain in April 2021, Kuwait in December 2021 and Saudi Arabia in March 2022. VASCEPA was approved under the REDUCE-IT indication in the following countries: Qatar in April 2021, Lebanon in August 2021 and United Arab Emirates in October 2021. VASCEPA was launched in Lebanon and the United Arab Emirates in June 2018 and February 2019, respectively. VASCEPA is under registration in additional countries in the Middle East and North Africa regions. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economies in the region.

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

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory measures impacting patients using affected products could have a material adverse effect on our sales, business and financial condition. For example, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 124 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 124 allowed and issued applications include the following:

•
one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•
62 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
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

We plan to vigorously defend our rights under issued patents. For example, on November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court when permitted and also intend to continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

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

Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or the IRS, and states. For example, the IRS began an examination of our 2018 U.S. income tax return in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any ongoing or future audits will have a material adverse effect on our consolidated financial position or results of operations.

We could be adversely affected by our exposure to customer concentration risk.

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 21%, 39%, and 31%, respectively, of gross product sales for the three months ended March 31, 2022, and represented 29%, 37%, and 28%, respectively, of the gross accounts receivable balance as of March 31, 2022. Customers A, B, and C accounted for 27%, 35%, and 31%, respectively, of gross product sales for the three months ended March 31, 2021, and represented 35%, 36%, and 24%, respectively, of the gross accounts receivable balance as of March 31, 2021. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2021, we reported net income of approximately $7.7 million. For the fiscal years ended December 31, 2020 and 2019, we reported net losses of approximately $18.0 million and $22.6 million, and we had an accumulated deficit as of December 31, 2021 of $1.4 billion. For the three months ended March 31, 2022 and 2021, we reported losses of approximately $31.6 million and $1.6 million, respectively, and we had an accumulated deficit as of March 31, 2022 of $1.5 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Even though VASCEPA has been approved by the U.S. FDA for marketing in the United States for two important indications, received marketing authorization in Europe and is approved in smaller jurisdictions, it may not gain enough market acceptance to support consistent profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our expanded commercialization efforts in the United States and our expected commercialization efforts in Europe. If we are unable to continue to generate robust product revenues, we will not become profitable on a sustained basis in the near term, if ever, and may be unable to continue operations without continued funding.

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
•
the extent to which coverage and reimbursement for VASCEPA is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors and the timing and extent to which such coverage and reimbursement changes;
•
the timing, cost and level of investment in our sales and marketing efforts to support VASCEPA sales, including our implemented Go-to-Market strategy, and the resulting effectiveness of those efforts;
•
disruptions or delays in our or our partners’ commercial or development activities, including as a result of political instability, civil unrest, terrorism, pandemics or other natural disasters, such as the coronavirus pandemic;
•
the timing and ability of efforts outside the United States, to develop, register and commercialize VASCEPA in Europe, the China Territory, several Middle Eastern and North African countries, and Canada, for example, including obtaining necessary regulatory approvals, favorable pricing and establishing marketing channels;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $219.2 million and short-term investment balance of $143.4 million as of March 31, 2022 will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional and educational activities, including launch activities in Europe and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

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

As of April 29, 2022, we had 397,008,153 common shares outstanding including 396,811,326 shares held as ADSs and 196,827 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Further, the effects of Brexit are uncertain and may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs and common shares. In particular, Brexit could lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe, which could cause the broader global financial markets to experience significant volatility. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility due to the ongoing uncertainty. Lack of clarity about future UK laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate could decrease foreign direct investment in the UK, increase costs, disrupt our business, depress economic activity and restrict our access to capital, any of which could negatively impact the price of our ADSs and common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2022 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - 31, 2022	61,599	$3.36
February 1 - 28, 2022	80,893	3.29
March 1 - 31, 2022	18,591	3.31
Total	161,083	$3.32

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report.

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

Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ Karim Mikhail
Karim Mikhail

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: May 4, 2022