Form 10-Q
period 2022-06-30
AMARIN CORP PLC\UK
filed 2022-08-03
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

403,205,514 common shares were outstanding as of July 29, 2022, including 403,021,687 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 183,827 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$228,001	$219,454
Restricted cash	3,918	3,918
Short-term investments	85,232	234,674
Accounts receivable, net	143,942	163,653
Inventory	225,772	234,676
Prepaid and other current assets	32,259	22,352
Total current assets	719,124	878,727
Property, plant and equipment, net	1,137	1,425
Long-term investments	11,395	34,996
Long-term inventory	210,252	121,254
Operating lease right-of-use asset	8,599	7,660
Other long-term assets	456	456
Intangible asset, net	22,274	23,547
TOTAL ASSETS	$973,237	$1,068,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116,312	$114,922
Accrued expenses and other current liabilities	243,064	253,111
Current deferred revenue	2,198	2,649
Total current liabilities	361,574	370,682
Long-Term Liabilities:
Long-term deferred revenue	13,810	14,060
Long-term operating lease liability	10,174	8,576
Other long-term liabilities	7,636	7,648
Total liabilities	393,194	400,966
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 405,056,452 shares issued, 397,347,051 shares outstanding as of June 30, 2022; 404,084,775 shares issued, 396,598,008 shares outstanding as of December 31, 2021	294,659	294,027
Additional paid-in capital	1,869,770	1,855,246
Treasury stock; 7,709,401 shares as of June 30, 2022; 7,486,767 shares as of December 31, 2021	(61,419)	(60,726)
Accumulated deficit	(1,522,967)	(1,421,448)
Total stockholders’ equity	580,043	667,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$973,237	$1,068,065

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Product revenue, net	$93,796	$153,773	$187,782	$295,156
Licensing and royalty revenue	644	715	1,288	1,502
Total revenue, net	94,440	154,488	189,070	296,658
Less: Cost of goods sold	35,810	32,155	58,049	60,481
Less: Cost of goods sold - restructuring inventory	15,000	—	15,000	—
Gross margin	43,630	122,333	116,021	236,177
Operating expenses:
Selling, general and administrative	86,893	107,203	177,540	213,001
Research and development	9,356	6,357	19,407	15,734
Restructuring	10,213	—	10,213	—
Total operating expenses	106,462	113,560	207,160	228,735
Operating (loss) income	(62,832)	8,773	(91,139)	7,442
Interest income, net	288	285	491	756
Other expense, net	(2,255)	(191)	(2,501)	(333)
(Loss) income from operations before taxes	(64,799)	8,867	(93,149)	7,865
Income tax provision	(5,157)	(1,059)	(8,370)	(1,683)
Net (loss) income	$(69,956)	$7,808	$(101,519)	$6,182
(Loss) earnings per share:
Basic	$(0.18)	$0.02	$(0.26)	$0.02
Diluted	$(0.18)	$0.02	$(0.26)	$0.02
Weighted average shares:
Basic	398,187	395,899	397,997	395,272
Diluted	398,187	401,767	397,997	402,778

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2021	404,084,775	(7,486,767)	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Exercise of stock options	10,602	—	6	24	—	—	30
Vesting of restricted stock units	493,381	(161,083)	331	(331)	(535)	—	(535)
Stock-based compensation	—	—	—	6,078	—	—	6,078
Loss for the period	—	—	—	—	—	(31,563)	(31,563)
March 31, 2022	404,588,758	(7,647,850)	$294,364	$1,861,017	$(61,261)	$(1,453,011)	$641,109
Issuance of common stock under employee stock purchase plan	265,214	—	166	217	—	—	383
Exercise of stock options	14,645	—	9	10	—	—	19
Vesting of restricted stock units	187,835	(61,551)	120	(120)	(158)	—	(158)
Stock-based compensation	—	—	—	8,646	—	—	8,646
Loss for the period	—	—	—	—	—	(69,956)	(69,956)
June 30, 2022	405,056,452	(7,709,401)	$294,659	$1,869,770	$(61,419)	$(1,522,967)	$580,043

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2020	398,425,000	(5,886,919)	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Exercise of stock options	783,320	—	536	1,523	—	—	2,059
Vesting of restricted stock units	2,447,405	(1,003,965)	1,709	(1,709)	(7,252)	—	(7,252)
Stock-based compensation	—	—	—	13,925	—	—	13,925
Loss for the period	—	—	—	—	—	(1,626)	(1,626)
March 31, 2021	401,655,725	(6,890,884)	$292,360	$1,831,388	$(58,334)	$(1,430,803)	$634,611
Issuance of common stock under employee stock purchase plan	226,402	—	161	867	—	—	1,028
Exercise of stock options	27,139	—	19	56	—	—	75
Vesting of restricted stock units	346,010	(142,204)	242	(242)	(677)	—	(677)
Stock-based compensation	—	—	—	2,479	—	—	2,479
Income for the period	—	—	—	—	—	7,808	7,808
June 30, 2021	402,255,276	(7,033,088)	$292,782	$1,834,548	$(59,011)	$(1,422,995)	$645,324

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(101,519)	$6,182
Adjustments to reconcile (loss) income to net cash used in operating activities:
Depreciation and amortization	288	299
Amortization of investments	575	1,126
Stock-based compensation	14,724	16,404
Amortization of intangible asset	1,273	997
Changes in assets and liabilities:
Accounts receivable, net	19,711	(27,685)
Inventory	(80,094)	(83,591)
Prepaid and other current assets	(9,907)	2,521
Other long-term assets	—	(24)
Interest receivable	229	672
Deferred revenue	(701)	(1,164)
Accounts payable and other current liabilities	(8,657)	51,279
Other long-term liabilities	647	(773)
Net cash used in operating activities	(163,431)	(33,757)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	186,411	253,084
Purchases of securities	(14,172)	(74,510)
Disposal of furniture, fixtures and equipment	—	4
Net cash provided by investing activities	172,239	178,578
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of transaction costs	383	1,028
Proceeds from exercise of stock options, net of transaction costs	49	2,134
Taxes paid related to stock-based awards	(693)	(7,929)
Net cash used in financing activities	(261)	(4,767)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,547	140,054
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	223,372	190,879
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$231,919	$330,933
Supplemental disclosure of cash flow information:
Cash (paid) received during the year for:
Income taxes	$(2,112)	$3,711
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$1,052	$—
Laxdale Milestone	$-	$12,000

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or U.S. As of September 1, 2021, product was made available in Germany with temporary reimbursement and as of October 1, 2021 was included in Germany's electronic prescribing system. The Company continues pre-launch commercial activities throughout Europe. The Company’s operations outside of the U.S. and Europe are in early stages of development with reliance on third-party commercial partners in select geographies, including China where regulatory approval for the Company’s lead product is being actively sought.

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

On May 22, 2020, Hikma received U.S. FDA approval to market its generic version of VASCEPA for the MARINE indication of VASCEPA. In November 2020, Hikma launched their generic version of VASCEPA on a limited scale. On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that the Company alleges has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net, LLC or Health Net. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. The Company intends to appeal the decision of the district court when permitted and also continue to vigorously pursue the ongoing litigation with Health Net, but cannot predict the outcome or impact on its business.

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

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in the EU to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On September 13, 2021, the Company launched VAZKEPA in Germany with temporary reimbursement, representing the Company's first European launch. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the BREXIT transition period. Collectively CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On February 9, 2021, the Company announced that regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong had commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA based on the results from the Phase 3 clinical trial and the results from the Company’s prior studies of VASCEPA. On February 23, 2022, the Hong Kong Department of Health concluded their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including the United States, Germany and Sweden, as well as, in Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the ongoing global pandemic, COVID-19.

At June 30, 2022, the Company had Total assets of $973.2 million, of which $324.6 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $719.1 million, including Cash and cash equivalents of $228.0 million, Short-term investments of $85.2 million, Accounts receivable, net, of $143.9 million and Inventory of $225.8 million. In addition, as of June 30, 2022, the Company had Long-term investments of $11.4 million and Long-term inventory of $210.3 million. As of June 30, 2022, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2022 and December 31, 2021:

In thousands	June 30, 2022	December 31, 2021
Gross trade accounts receivable	$189,782	$262,948
Trade allowances	(30,986)	(86,636)
Chargebacks	(13,909)	(11,714)
Allowance for doubtful accounts	(945)	(945)
Accounts receivable, net	$143,942	$163,653

Inventory

The Company states inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company classifies inventory as long-term inventory when consumption of the inventory is expected beyond the operating cycle. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of VASCEPA active pharmaceutical ingredient, or API.

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

(Loss) Earnings per Share

Basic net (loss) earnings per share is determined by dividing net (loss) income by the weighted average shares of common stock outstanding during the period. Diluted net (loss) earnings per share is determined by dividing net (loss) income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as from the exercise of stock options and vesting of restricted stock units calculated using the treasury stock method and the issuance of contingently issuable shares related to the Company's Laxdale share repurchase agreement. In periods with reported net operating losses, all stock options, restricted stock units and contingently issuable shares outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The calculation of net (loss) income and the number of shares used to compute basic and diluted net (loss) earnings per share for the three and six months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Net (loss) income—basic and diluted	$(69,956)	$7,808	$(101,519)	$6,182
Weighted average shares outstanding—basic	398,187	395,899	397,997	395,272
Effect of dilutive securities:
Stock options	—	4,212	—	4,993
Restricted stock and restricted stock units	—	1,656	—	2,513
Weighted average shares outstanding—diluted	398,187	401,767	397,997	402,778
Net (loss) earnings per share—basic	$(0.18)	$0.02	$(0.26)	$0.02
Net (loss) earnings per share—diluted	$(0.18)	$0.02	$(0.26)	$0.02

For the three and six months ended June 30, 2022 and 2021, the following potentially dilutive securities were not included in the computation of net (loss) earnings per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2022	2021	2022	2021

Stock options	19,995	10,711	19,995	10,661
Restricted stock and restricted stock units	15,024	5,772	15,024	5,242
Laxdale milestone shares	6,667	—	6,667	—

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 25%, 38%, and 31%, respectively, of gross product sales for the six months ended June 30, 2022, and represented 41%, 33%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2022. Customers A, B, and C accounted for 27%, 36%, and 30%, respectively, of gross product sales for the six months ended June 30, 2021 and represented 40%, 34%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2021. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$123,455	$123,455	$—	$—
U.S. Treasury Shares	3,112	3,112	—	—
Corporate Bonds	47,387	—	47,387	—
Commercial Paper	26,148	—	26,148	—
Repo Securities	4,750	—	4,750	—
Asset Backed Securities	4,498	—	4,498	—
Certificate of Deposit	22,119	—	22,119	—
Non-US Government	3,445	—	3,445	—
Total	$234,914	$126,567	$108,347	$—

	December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$95,063	$95,063	$—	$—
U.S. Treasury Shares	23,219	23,219	—	—
Corporate Bonds	83,587	—	83,587	—
Commercial Paper	121,773	—	121,773	—
Repo Securities	8,000	—	8,000	—
Asset Backed Securities	8,816	—	8,816	—
Certificate of Deposit	21,553	—	21,553	—
Non-US Government	12,900	—	12,900	—
Total	$374,911	$118,282	$256,629	$—

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

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the six months ended June 30, 2022 and 2021 was a loss of $0.9 million and a gain of $0.1 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

On September 22, 2021, the Company announced a Go-to-Market strategy for VASCEPA. As part of this strategy, the Company completed a reduction of its U.S. field force to approximately 300 sales representatives, enhanced managed care access and optimized VASCEPA prescriptions for cardiovascular risk reduction. During the year ended December 31, 2021, the Company recognized approximately $13.7 million in charges related to the reduction in force, substantially all of which were cash expenditures for one-time termination benefits and associated costs.

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which includes an organizational restructuring plan to address current shifts within the Company’s U.S. business. As part of the plan, the Company completed a reduction of its U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. The Company recognized approximately $10.2 million within Restructuring expense on the condensed consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures. The Company also reviewed its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand resulting in a charge of $15.0 million recognized within Cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. Collectively these actions comprise the "Plans".

The following table sets forth the components of the Company's restructuring charges for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Employee restructuring separation charges	$9,123	$—	$9,123	$—
Vendor contract charges	1,090	—	1,090	—
Total restructuring expense	10,213	—	10,213	—
Restructuring inventory	15,000	—	15,000	—
Total restructuring charge	$25,213	$—	$25,213	$—

The following table shows the change in restructuring liability, associated with the Plans, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2021	$1,186
Costs incurred	25,213
Payments	(3,938)
Other (1)	454
Balance at June 30, 2022	$22,915

(1) - Represents the reversal of expense associated with unvested equity awards

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

(3) Intangible Asset

Intangible asset consists of milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. Upon approval of the marketing authorization application for VAZKEPA in March 2021, a milestone for £7.5 million was achieved, which resulted in the Intangible asset increasing by $12.0 million. Refer to Note 5 – Commitments and Contingencies for further details. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of June 30, 2022, the intangible asset has an estimated weighted-average remaining life of 8.8 years. The carrying value as of June 30, 2022 and December 31, 2021 is as follows:

In thousands	June 30, 2022	December 31, 2021
Technology rights	$32,081	$32,081
Accumulated amortization	(9,807)	(8,534)
Intangible asset, net	$22,274	$23,547

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by regulatory authorities. Inventories as of June 30, 2022 and December 31, 2021 consist of the following:

In thousands	June 30, 2022	December 31, 2021
Raw materials	$132,687	$107,695
Work in process	63,028	41,965
Finished goods (1)	240,309	206,270
Total inventory	$436,024	$355,930

(1) - During the three months ended June 30, 2022 approximately $9.6 million of finished goods were expensed through Cost of goods sold related to unsellable inventory not related to product dating.

As of June 30, 2022 and December 31, 2021, the Company had $210.3 million and $121.3 million of Long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle.

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

On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. During the ANDA litigation, the Company reached agreements with Teva and Apotex, under which they received royalty-free license agreements to promote a generic version of icosapent ethyl in the U.S. under certain circumstances, one of which circumstances was achieved when the Federal Circuit upheld the ruling by the Nevada Court and Hikma launched its generic version of icosapent ethyl. On September 11, 2020, and June 30, 2021, Teva and Apotex, respectively, received U.S. FDA approval to market their respective generic versions of icosapent ethyl. In November 2020, Hikma priced and launched its generic version of icosapent ethyl. In June 2021, Dr. Reddy’s announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. In January 2022, Apotex announced the price of its generic version of icosapent ethyl and launched its generic version of icosapent ethyl. The generic versions of icosapent ethyl as approved by the U.S. FDA for Hikma, Dr. Reddy’s, and Apotex pertains to the MARINE indication of VASCEPA, lowering of TG levels in patients with very high TG (>500 mg/dL). As of June 30, 2022, Teva had not announced pricing or launched a generic version of icosapent ethyl. Current generic competition, together with past and on-going litigation related to such generic versions of icosapent ethyl are applicable to the U.S. only. The Company did not seek, nor is VAZKEPA approved in Europe for lowering of TG levels in patients with very high TG (>500 mg/dL).

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitment, including manufacturing infrastructure such as dedicated facilities, to ensure sufficient capacity is available when needed. The Company has invested over a decade of resources and expenses to develop with individual members of its third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable the Company’s suppliers to supply the Company’s need for clinical and commercial supply globally.

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

On March 29, 2021, the court granted the Company’s motion to dismiss this litigation for failure to state a valid claim. The litigation was dismissed without prejudice, giving the plaintiffs the right to file an amended complaint. Plaintiffs in this action did not file an amended complaint within the permitted filing deadline. Plaintiffs filed a notice of appeal of the motion to dismiss ruling, which has been denominated In re: Amarin Corp. PLC, case number 21-2071 (3d Cir.). On June 14, 2022, the Court of Appeals for the Third Circuit affirmed the dismissal of the matter by the trial district court.

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

On April 7, 2022, a purported investor in the Company's publicly traded securities filed a derivative lawsuit naming the same officer defendants from the Securities Litigation, the Officer Defendants, and also the members of the Company's board of directors, and the Company as nominal defendant in the U.S. District Court for the District of New Jersey, Gary Schader v. Amarin Corporation plc, John F. Thero, Michael W. Kalb, Lars G. Ekman, Jan Van Heek, Karim Mikhail, Patrick J. O'Sullivan, Per Wold-Olsen, Kristine Peterson, David Stack, and Joseph S. Zakrzewski, No. 3:22-cv-02017 (D.N.J. Apr. 7, 2022). The complaint alleges, like the Securities Litigation, that the defendants allegedly downplayed the risk associated with the ANDA litigation and the risk that certain of the Company's patents would be invalidated. Based on the allegations, plaintiffs allege that the directors breached their fiduciary duties and that the Officer Defendants were unjustly enriched, and plaintiffs seek contribution from the Officer Defendants for any liability they incur in the Securities Litigation and for which they are indemnified by the Company. On July 1, 2022, the plaintiff voluntarily dismissed this matter.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters.

Milestone and Supply Purchase Obligations

The Company currently has long-term supply agreements with multiple API suppliers and encapsulators. The Company is relying on these suppliers to meet current and potential future global demand for its lead product. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls.

These agreements include requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities, including the U.S. FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers.

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which includes a comprehensive cost and organizational restructuring plan to address current shifts within the Company’s U.S. business as a result of the generic competition. As part of this plan, the Company has reviewed its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. The Company has a total of approximately $81.5 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale, upon receipt of pricing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of such former shareholders) of £7.5 million. The Company recorded a liability of $12.0 million in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholder) of £5 million (approximately $6.1 million as of June 30, 2022) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of June 30, 2022.

Marketing Obligations

As of June 30, 2022, the Company had certain marketing commitments, consisting of communication costs related to the direct-to-consumer activities, totaling approximately $0.6 million.

(6) Equity

Common Stock

During the six months ended June 30, 2022 and 2021, in addition to ordinary shares issued as described in Incentive Equity Awards below, the Company issued 265,214 and 226,402 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of June 30, 2022:

June 30, 2022
Outstanding stock options	19,995,396
% of outstanding shares on a fully diluted basis	5%
Outstanding RSUs	15,023,937
% of outstanding shares on a fully diluted basis	3%

The following table represents equity awards activity during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Common shares issued for stock option exercises	25,247	810,459
Gross and net proceeds from stock option exercises	$49,000	$2,134,000
Common shares issued in settlement of vested RSUs	681,216	1,031,171
Shares retained for settlement of employee tax obligations ─ RSUs	222,634	398,214
Common shares issued in settlement of vested Performance-Based RSUs (1)	—	1,762,244
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	—	747,955
(1)
Performance-based RSUs vested in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth. These performance-based RSUs have fully vested as of August 2021.

On June 27, 2022, the Company granted a total of 661,459 RSUs and 817,873 stock options to members of the Company’s Board of Directors under the 2020 Plan and in accordance with the Company's non-employee Director compensation policy. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year, and are subject to deferred settlement upon the Director’s separation of service with the Company. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

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

On January 10, 2022 and May 16, 2022, the Company granted a total of 81,082 and 360,000 RSUs, respectively, and 103,569 and 447,438 stock options, respectively, to newly appointed members of the Company’s Board of Directors under the 2020 Plan and in accordance with the Company's non-employee Director compensation policy. The RSUs vest in equal installments over a three-year period upon the anniversary of the grant date, and are subject to deferred settlement upon the Director’s separation of service with the Company. The stock options vest in full upon the one-year anniversary of the grant date. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2022 and 2021:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2021	$86,636	$184,726	$8,090	$1,241	$280,693
Provision related to current period sales	48,472	333,126	1,178	15,470	398,246
Provision related to prior period sales	—	107	—	—	107
Credits/payments made for current period sales	(20,724)	(237,768)	—	(13,201)	(271,693)
Credits/payments made for prior period sales	(83,398)	(128,152)	(614)	(2,630)	(214,794)
Balance as of June 30, 2022	$30,986	$152,039	$8,654	$880	$192,559

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2020	$36,242	$141,201	$7,797	$5,587	$190,827
Provision related to current period sales	60,487	321,400	1,750	26,129	409,766
Provision related to prior period sales	—	(854)	—	—	(854)
Credits/payments made for current period sales	(19,874)	(170,389)	—	(22,544)	(212,807)
Credits/payments made for prior period sales	(34,511)	(127,379)	(763)	(5,589)	(168,242)
Balance as of June 30, 2021	$42,344	$163,979	$8,784	$3,583	$218,690

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

During the six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.6 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through June 30, 2022 and December 31, 2021, the Company recognized $7.4 million and $7.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $9.5 million and $9.8 million is recorded in deferred revenue as of June 30, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

The Company recognized net product revenue of nil and $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively, related to sales to Edding.

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

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	April 2022	—
Kuwait	December 2021	—	—
Saudi Arabia	March 2022	—	—

The Company recognized net product revenue of nil for both the three months ended June 30, 2022 and 2021 and nil and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, related to sales to Biologix.

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

During the six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.6 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through June 30, 2022 and December 31, 2021, the Company has recognized $7.8 million and $7.5 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $5.9 million and $6.2 million is recorded in deferred revenue as of June 30, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 8 years.

The Company recognized net product revenue of $2.3 million and nil for the three and six months ended June 30, 2022 and 2021, respectively, related to sales to HLS.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the six months ended June 30, 2022 and 2021:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$—	$(701)	$16,008

Six months ended June 30, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$—	$(662)	$17,970

During the six months ended June 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six months ended June 30,
Revenue recognized in the period from:	2022	2021
Amounts included in contract liability at the beginning of the period	$701	$662

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the New Jersey Lease. The New Jersey Lease commenced on August 15, 2019, or the New Jersey Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the New Jersey Lease, the Company will have a one-time option to terminate the agreement effective on the first day of the 97th month after the New Jersey Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the New Jersey Lease, the Company paid monthly rent of approximately $0.1 million for the first year following the New Jersey Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the New Jersey Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the New Jersey Lease.

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

As of June 30, 2022 and December 31, 2021, the total operating lease liability is $11.2 million and $10.3 million, respectively, and the total operating lease right-of-use asset is $8.6 million and $7.7 million, respectively.

The lease expense for the three and six months ended June 30, 2022 is approximately $0.6 million and $1.2 million, respectively. The lease expense for the three and six months ended June 30, 2021 is approximately $0.4 million and $1.2 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2022:

Undiscounted lease payments ($000s)
Remainder of 2022	$1,120
2023	2,247
2024	2,150
2025	2,089
2026	2,124
2027 and thereafter	7,212
Total undiscounted payments	$16,942
Discount Adjustments	$(5,738)
Current operating lease liability	$1,030
Long-term operating lease liability	$10,174

(11) Subsequent Events

On July 13 2022, in connection with the United Kingdom's National Institute for Health and Care Excellence, or NICE's, final guidance for reimbursement of VAZKEPA and use across the National Health Service, or NHS, in England and Wales, representing receipt of marketing approval in Europe for the first indication for VAZKEPA, the Company became obligated to make an aggregate milestone payment of £7.5 million to Laxdale’s former shareholders (in either stock or cash at the election of each shareholder) under the 2004 purchase agreement among the Company and such former shareholders. To date, one of the shareholders’ elected to receive payment in stock for its pro rata portion of the milestone payment, resulting in the issuance of 5,817,942 shares at a price of $1.41 per share in July 2022.

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our lead product, VASCEPA® (icosapent ethyl) was first approved by the United States Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication. We launched VASCEPA in the United States, or U.S., in January 2013 under the MARINE indication. On December 13, 2019 the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the EU for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route following the end of the Brexit transition period.

VASCEPA is currently available by prescription in the U.S., Germany, Sweden, Canada, Lebanon and the United Arab Emirates. We are responsible for supplying VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. Subject to commercial launches in additional countries within Europe and Hong Kong and approval in China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States.

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

On May 22, 2020, Hikma received U.S. FDA approval to market its generic versions of VASCEPA for the MARINE indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. In November 2020, Hikma launched their generic version of VASCEPA. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier ANDA litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021, we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court when permitted and also continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

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

In June 2022, to address current shifts within our U.S. business due to generic competitors, we announced a comprehensive cost and organizational restructuring plan. Our U.S. cost reduction plan includes:

•
U.S. workplace reduction: As a result of our cost reduction plan, we reduced our U.S. field force and corporate positions. Our U.S. field force was reduced from approximately 300 sales representatives to approximately 75 sales representatives.
•
Streamlined operational expenditures: Includes reductions and reallocations in overall selling, general and administrative expenses as well as savings related to refining our research and development strategy to a more focused, stepwise approach for our fixed dose combination, or FDC, program.

As a result of our U.S. cost reduction plan, our focus is primarily on engaging with our top prescribers, maintaining our exclusive payer relationships and targeted promotional initiatives amid the continued pressure from generic competitors.

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
800,000
700,000
600,000
Number of Rxs
June 30, 2021
September 30, 2021
December 31, 2021
March 31, 2022
June 30, 2022
Symphony Health
1,086,000
1,074,000
1,030,000
937,000
862,000
IQVIA
1,015,000
1,014,000
984,000
878,000
831,000
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

Europe

In December 2019, we announced that the European Medicines Agency, or EMA, validated the marketing authorization application seeking approval for VAZKEPA. The validation confirmed the submission was sufficiently complete for the EMA to begin its review. In August 2020, we announced our plans to launch VAZKEPA in major markets in Europe through our own European sales and marketing team. Such an approach allows us to retain substantially all of the economic potential of VAZKEPA in Europe and helps ensure that VAZKEPA would get the highest level of priority and focus. On January 28, 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion, recommending that a marketing authorization be granted to icosapent ethyl in the EU for the reduction of risk of cardiovascular events in patients at high cardiovascular risk, under the brand name VAZKEPA. On March 26, 2021, the EC granted approval of the marketing authorization application in the EU. On April 22, 2021, we announced that we received marketing authorization from MHRA for VAZKEPA in England, Wales and Scotland.

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, during 2021 we filed ten dossiers in European countries, including in all of the largest countries in Europe, and filed three additional dossiers in Europe during the second quarter of 2022. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Quarterly Report, we have received reimbursement in the following countries:

•
In March 2022, we received official confirmation that the Swedish Dental and Pharmaceutical Benefits Agency, or TLV, approved VAZKEPA for national reimbursement in Sweden.
•
In June 2022, we received individual patient reimbursement in Denmark.
•
In July 2022, the United Kingdom, or UK’s, National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA and use across the National Health Service, or NHS, in England and Wales to reduce the risk of CV events in adult statin-treated patients at high cardiovascular risk who have elevated triglycerides (≥150 mg/dL [≥ 1.7 mmol/L]), LDL-C levels >1.04 mmol/L (and ≤ 2.60 mmol/L) and established cardiovascular disease.

In order to launch impactfully throughout Europe, we are building a core team of experienced professionals and a highly capable commercial team involved with pre-launch planning and other commercial preparation activities and are leveraging third-party relationships for various support activities. We are building a digitally native commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which will be utilized throughout Europe as launches commence. Through the date of this Quarterly Report, we have commercial operations in the following countries:

•
In September 2021, as part of the German reimbursement process, VAZKEPA was made available in Germany with temporary reimbursement while negotiations for final reimbursement were ongoing and VAZKEPA was included in the country's electronic prescribing system as of October 1, 2021. In Germany, market and macroeconomic conditions remain difficult; however, we continue to engage in price negotiations and have taken prudent steps to ensure our financial investments match the high-risk profile of the market. These actions include a full suspension of our contracted primary care field force. We remain committed to our presence in Germany pending the outcome of price negotiations with the payer.
•
In March 2022, VAZKEPA was made available in Sweden.

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

Rest of World

China

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 grams per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong have commenced. The National Medical Products Administration, or NMPA, accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. On February 23, 2022 the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. We expect to receive a decision from the NMPA in Mainland China in the second half of 2022.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	April 2022	—
Kuwait	December 2021	—	—
Saudi Arabia	March 2022	—	—

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for VASCEPA. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained a regulatory exclusivity designation and launched commercially in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. Following these negotiations, HLS has signed a Letter of Intent which allows HLS to work with all participating provincial jurisdictions to secure coverage from publicly funded drug plans across Canada, and for VASCEPA to potentially be added to their respective plans. HLS also received notification by the Patented Medical Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. In June 2022 HLS entered into Product Listing Agreements with New Brunswick, Northwest Territories and the non-insured health benefits, for the listing and public reimbursement of VASCEPA on their respective Public Prescription Drug Insurance Plans. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

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

Research and Development

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 30 clinical treatment guidelines, consensus statements or scientific statements from medical societies, scientific bodies, or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines or statements which were newly received during the second quarter of 2022 through the filing date of this Quarterly Report with recent examples as listed below:

•
In May 2022, the Canadian Cardiovascular Society, or CCS, published guidelines recommending that patients with peripheral arterial disease, who, despite a maximally tolerated dose of statin therapy have a TG level of 1.5–5.6 mmol/L, should be considered for use of IPE for the reduction of CV death, nonfatal MI, and nonfatal stroke concordant with the recommendations in the 2021 CCS guidelines for the management of dyslipidemia.
•
In June 2022, the National Lipid Association released a statement on statin intolerance titled A New Definition and Key Considerations for ASCVD Risk Reduction in the Statin Intolerant Patient. The statement acknowledged that statin intolerance can compromise management of ASCVD and proposed the use of non-statin pharmacologic therapies, including IPE, as an option for patients with statin intolerance. The statement elaborated that non-statin therapies can be used as an adjunct or alternative to statin therapy to achieve therapeutic objectives. It cited data from REDUCE-IT as evidence of the efficacy of IPE in lowering atherogenic lipoproteins and CV events, adding that the effect of IPE on CV events is likely attributed to mechanisms that go beyond the lowering of lipid parameters.
•
In June 2022, NICE published guidelines recommending in patients with established CVD (i.e., acute coronary syndrome, coronary or arterial revascularization procedures, coronary heart disease, ischemic stroke, peripheral arterial disease), at high risk of CV events, with fasting TG levels 1.7 mmol/L (150 mg/dL), and with LDL-C >1.04 mmol/L (40 mg/dL) and ≤2.6 mmol/L (100 mg/dL), that IPE is recommended as an option for reducing the risk of CV events.

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

On January 10, 2022, we announced that we have initiated development of an FDC product that has both icosapent ethyl and a statin.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by the U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. In the second quarter of 2022, we reviewed our contractual supplier purchase obligations and have taken steps to amend supplier agreements to align supply arrangements with current and future market demand. We continue to negotiate with other contract suppliers to align our supply arrangements with current and future global market demand.

Impact of COVID-19

Our ability to directly promote VASCEPA to healthcare professionals has been limited due to preventative measures associated with COVID-19 and by patients electing to forego visiting their doctors for non-urgent medical examinations and/or choosing to not get blood tests, the results of which blood tests provide useful information to the treatment of cardiovascular risk. These limitations have had a significant impact on slowing VASCEPA prescription and revenue growth.

In the United States, at-risk patients increasingly resumed visiting their doctors for non-urgent medical care after they are vaccinated for COVID-19 and we anticipate that to continue. We continued to adjust our promotional initiatives, including pursuing increased face-to-face interactions with health care professionals based on COVID-19 protocols that are in place.

In Europe, the spread of COVID-19 has led to a significant increase in COVID-19 related patients for healthcare professionals and hospitals. This has limited our access to and ability to directly promote VAZKEPA to healthcare professionals. We continue to explore other avenues, including digital, to reach and engage healthcare professionals despite the current restrictions and challenges.

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

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. During the quarters ended June 30, 2022 and 2021, our Product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both of the quarters ended June 30, 2022 and 2021 was up to $150 per 30-day prescription filled and up to $450 per 90-day prescription filled. Currently the majority of our product revenue is derived from direct sales of VASCEPA in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in Cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the second quarter of 2022, we incurred costs of $15.0 million in Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our June 2022 cost reduction plan, which consists of severance pay, incentive compensation, insurance benefits, stock-based compensation expense and other contract related costs.

Interest income, net and other (expense), net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other (expense), net, consists primarily of foreign exchange losses and gains.

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the second quarter of 2022 and 2021 are not more likely than not to be realized.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and June 30, 2021

Total revenue, net. We recorded total revenue, net, of $94.4 million and $154.5 million during the three months ended June 30, 2022 and 2021, respectively, a decrease of $60.0 million, or 39%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in Germany and Sweden and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $63.0 million decrease in U.S. net product revenue and a $0.1 million decrease in licensing and royalty revenue, offset by a $3.1 million increase in net product revenue outside of the United States.

Product revenue, net. We recorded product revenue, net, of $93.8 million and $153.8 million during the three months ended June 30, 2022 and 2021, respectively, a decrease of $60.0 million, or 39%.

This decrease was driven primarily by a 41% decrease in VASCEPA sales in the United States. This decrease was driven by a decline in volume and net selling price as a result of the impact of increased generic competition in the market. During the three months ended June 30, 2022, there were three generics in the market. During the three months ended June 30, 2021 there was one generic in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health increased for the three months ended June 30, 2022 by 17% as compared to the three months ended June 30, 2021. Our share of the icosapent ethyl market has decreased to approximately 65% in the three months ended June 30, 2022 compared to approximately 89% in the three months ended June 30, 2021. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 21% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

In Europe, our commercial launch and growth of the market has been slower than expected due to the resurgence of COVID-19 earlier in the year throughout Europe and political unrest in eastern Europe resulting in product revenue, net, of $0.7 million during the three months ended June 30, 2022. We began commercialization in Europe in September 2021, and as such recorded product revenue, net of nil during the three months ended June 30, 2021.

For the three months ended June 30, 2022 we recorded $2.3 million of product revenue, net, to our collaboration partners compared to $0.1 million during the three months ended June 30, 2021.

Despite the generic competition in the U.S., including a third generic entrant in January 2022, we remain confident that the global patient need for VASCEPA is high. In July 2022, the UK's NICE announced final guidance for reimbursement for VAZKEPA and use across the NHS in England and Wales. We expect to launch commercial operations in the UK in October 2022, along with up to 5 additional countries throughout Europe in the second half of 2022, while also receiving up to 8 reimbursement decisions in 2022. As a result of the continued uncertainty of the global impact of COVID-19, the impact of generic competition in the U.S. and challenges for most drugs seeking market access in Europe, we are not providing revenue guidance at this time.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended June 30, 2022 and 2021 was $0.6 million and $0.7 million, respectively, a decrease of $0.1 million, or 10%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

The up-front and milestone payments under such agreements are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements covering certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended June 30, 2022 and 2021 was $50.8 million and $32.2 million, respectively, an increase of $18.7 million, or 58%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended June 30, 2022, as part of our cost reduction plan we have taken steps to amend our supplier agreements to align supply arrangements with current and future demand resulting in a $15.0 million charge, which was recorded as Cost of goods sold - restructuring inventory. In addition during the three months ended June 30, 2022, we recorded an approximately $9.6 million inventory write off due to unsellable inventory unrelated to product dating.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2022 and 2021 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2022 to be similar to or modestly lower than 2021. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended June 30, 2022 and 2021 was 46% and 79%, respectively. Excluding the restructuring inventory and inventory write off charges, gross margin was 72% for the three months ended June 30, 2022. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2022 and 2021 was $86.9 million and $107.2 million, respectively, a decrease of $20.3 million, or 19%. Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 are summarized in the table below:

	Three months ended June 30,
In thousands	2022	2021
Selling expense (1)	$53,134	$72,956
General and administrative expense (2)	26,110	31,594
Non-cash stock-based compensation expense (3)	7,649	2,653
Total selling, general and administrative expense	$86,893	$107,203

(1)
Selling expense for the three months ended June 30, 2022 and 2021 was $53.1 million and $73.0 million, respectively, a decrease of $19.8 million, or 27%. This decrease is primarily due to a reduction in costs associated with our previously announced Go-to-Market strategy in September 2021 resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force.
(2)
General and administrative expense for the three months ended June 30, 2022 and 2021 was $26.1 million and $31.6 million, respectively, a decrease of $5.5 million, or 17%. This decrease is primarily due to a decrease in employee related costs resulting from the September 2021 Go-to-Market strategy. The decrease was further impacted due to a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market.
(3)
Non-cash stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $7.6 million and $2.7 million, respectively, an increase of $5.0 million, or 188%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due to the reversal of expense occurring in the previous year associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We are investing in building an appropriate foundation for the successful launch of VAZKEPA throughout Europe, advancing regulatory filings internationally and navigating the dynamic U.S. environment. As a result, we will continue to evaluate all of our spending commitments and priorities as well as adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and U.S. generic competition.

Research and development expense. Research and development expense for the three months ended June 30, 2022 and 2021 was $9.4 million and $6.4 million, respectively, an increase of $3.0 million, or 47%. Research and development expenses for the three months ended June 30, 2022 and 2021 are summarized in the table below:

	Three months ended June 30,
In thousands	2022	2021
REDUCE-IT study (1)	$463	$1,054
Regulatory filing fees and expenses (2)	414	284
Internal staffing, overhead and other (3)	7,028	5,193
Research and development expense, excluding non-cash expense	7,905	6,531
Non-cash stock-based compensation expense (4)	1,451	(174)
Total research and development expense	$9,356	$6,357
(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion in the prior year of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended June 30, 2022 and 2021 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(3)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing regulatory approvals for VAZKEPA in Europe as achieved in 2021. Also included are costs related to qualifying suppliers, costs related to the development of a fixed dose combination product and costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
(4)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions. The increase is due to the reversal of expense occurring in the previous year associated with certain performance-based awards as it was no longer deemed probable at the time that the performance criteria for vesting would be achieved within the required timeframe

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of COVID-19 and generic competition.

Restructuring expense. Restructuring expense for the three months ended June 30, 2022 and 2021 was $10.2 million and nil, respectively. The charge is due to the implementation of the Comprehensive Cost Reduction Plan announced on June 6, 2022, which primarily related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for both the three months ended June 30, 2022 and 2021 was $0.3 million. Interest income, net represents income earned on cash and investment balances.

Other expense, net. Other expense, net, for the three months ended June 30, 2022 and 2021 was expense of $2.3 million and $0.2 million, respectively, an increase of $2.1 million, or 1081%. Other expense, net, primarily consists of gains and losses on foreign exchange transactions. The increase in Other expense, net is due to the continued global expansion and related activity in foreign currencies.

Income tax provision. Income tax provision for the three months ended June 30, 2022 and 2021 was $5.2 million and $1.1 million, respectively. The provision for the three months ended June 30, 2022 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021

Total revenue, net. We recorded total revenue, net, of $189.1 million and $296.7 million during the six months ended June 30, 2022 and 2021, respectively, a decrease of $107.6 million, or 36%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in Germany and Sweden and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $110.4 million decrease U.S. net product revenue and a $0.2 million decrease in licensing and royalty revenue offset by a $3.0 million increase in net product revenue outside of the United States.

Product revenue, net. We recorded product revenue, net, of $187.8 million and $295.2 million during the six months ended June 30, 2022 and 2021, respectively, a decrease of $107.4 million, or 36%.

This decrease was driven primarily by a 37% decrease in VASCEPA sales in the United States. This decrease was driven by a decline in volume and net selling price as a result of the impact from an increase in generic competition in the market. During the six months ended June 30, 2022 there were three generics in the market. During the six months ended June 30, 2021 there was only one generic in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health increased for the six months ended June 30, 2022 by 9% as compared to the six months ended June 30, 2021. Our share of the icosapent ethyl market has decreased to approximately 68% in the six months ended June 30, 2022 compared to approximately 90% in the six months ended June 30, 2021. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 9% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

In Europe, our commercial launch and growth of the market has been slower than expected due to the resurgence of COVID-19 earlier in the year throughout Europe and political unrest in eastern Europe resulting in product revenue, net, of $1.5 million during the six months ended June 30, 2022. We began commercialization in Europe in September 2021, and as such recorded product revenue, net of nil during the six months ended June 30, 2021.

For the six months ended June 30, 2022 we recorded $2.3 million of product revenue, net, to our collaboration partners compared to $0.6 million during the six months ended June 30, 2021.

Despite the generic competition in the U.S., including a third generic entrant in January 2022, we remain confident that the global patient need for VASCEPA is high. In July 2022, the UK's NICE announced final guidance for reimbursement for VAZKEPA and use across the NHS in England and Wales. We expect to launch commercial operations in the UK in October 2022, along with up to 5 additional countries throughout Europe in the second half of 2022, while also receiving up to 8 reimbursement decisions during 2022. As a result of the continued uncertainty of the global impact of COVID-19, the impact of generic competition in the U.S. and challenges for most drugs seeking market access in Europe, we are not providing revenue guidance at this time.

Licensing and royalty revenue. Licensing and royalty revenue during the six months ended June 30, 2022 and 2021 was $1.3 million and $1.5 million, respectively, a decrease of $0.2 million, or 14%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

The up-front and milestone payments under such agreements are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the six months ended June 30, 2022 and 2021 was $73.0 million and $60.5 million, respectively, an increase of $12.6 million, or 21%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the six months ended June 30, 2022, as part of our cost reduction plan we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in a $15.0 million charge which was recorded as Cost of goods sold - restructuring inventory. In addition during the six months ended June 30, 2022, we recorded an approximately $9.6 million inventory write off due to unsellable inventory unrelated to product dating.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2022 and 2021 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2022 to be similar to or modestly lower than 2021. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the six months ended June 30, 2022 and 2021 was 61% and 80%, respectively. Excluding the restructuring inventory and inventory write off charges, gross margin was 74% for the six months ended June 30, 2022. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2022 and 2021 was $177.5 million and $213.0 million, respectively, a decrease of $35.5 million, or 17%. Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 are summarized in the table below:

	Six months ended June 30,
In thousands	2022	2021
Selling expense (1)	$115,386	$139,523
General and administrative expense (2)	49,876	58,755
Non-cash stock-based compensation expense (3)	12,278	14,723
Total selling, general and administrative expense	$177,540	$213,001

(1)
Selling expense for the six months ended June 30, 2022 and 2021 was $115.4 million and $139.5 million, respectively, a decrease of $24.1 million, or 17%. This decrease is primarily due to a reduction in costs associated with our September 2021 Go-to-Market strategy resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force.
(2)
General and administrative expense for the six months ended June 30, 2022 and 2021 was $49.9 million and $58.8 million, respectively, a decrease of $8.9 million, or 15%. This decrease is primarily due to a decrease in employee related costs as a result of the reduction in force from the September 2021 Go-to-Market strategy. The decrease was further impacted due to a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market.

(3)
Non-cash stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $12.3 million and $14.7 million, respectively, a decrease of $2.4 million, or 17%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is primarily due to the decrease in U.S. field force as well as a reversal of expenses related to certain awards.

We are investing in building an appropriate foundation for the successful launch of VAZKEPA throughout Europe, advancing regulatory filings internationally and navigating the dynamic U.S. environment. As a result, we will continue to evaluate all of our spending commitments and priorities as well as adjust our level of education and promotional activities based on various factors, including the impact of COVID-19 and U.S. generic competition.

Research and development expense. Research and development expense for the six months ended June 30, 2022 and 2021 was $19.4 million and $15.7 million, respectively, an increase of $3.7 million, or 23%. Research and development expenses for the six months ended June 30, 2022 and 2021 are summarized in the table below:

	Six months ended June 30,
In thousands	2022	2021
REDUCE-IT study (1)	$1,194	$2,069
Regulatory filing fees and expenses (2)	1,154	625
Internal staffing, overhead and other (3)	14,159	11,360
Research and development expense, excluding non-cash expense	16,507	14,054
Non-cash stock-based compensation expense (4)	2,900	1,680
Total research and development expense	$19,407	$15,734

(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion in the prior year of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended June 30, 2022 and 2021 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(3)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing regulatory approvals for VAZKEPA in Europe as achieved in 2021. Also included are costs related to qualifying suppliers, costs related to the development of a fixed dose combination product and costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
(4)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions. The increase is due to the reversal of expense occurring in the previous year associated with certain performance-based awards as it was no longer deemed probable at the time that the performance criteria for vesting would be achieved within the required timeframe.

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of COVID-19 and generic competition.

Restructuring expense. Restructuring expense for the six months ended June 30, 2022 and 2021 was $10.2 million and nil, respectively. The charge is due to the implementation of the Comprehensive Cost Reduction Plan announced on June 6, 2022, which primarily related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the six months ended June 30, 2022 and 2021 was $0.5 million and $0.8 million, respectively, a decrease of $0.3 million, or 35%. Interest income, net represents income earned on cash and investment balances. The decrease is primarily due to a decrease in the Company's cash balance and short-term and long-term investments.

Other expense, net. Other expense, net, for the six months ended June 30, 2022 and 2021 was expense of $2.5 million and $0.3 million, respectively, an increase of $2.2 million, or 651%. Other expense, net, primarily consists of gains and losses on foreign exchange transactions. The increase in Other expense, net is due to the continued global expansion and related activity in foreign currencies.

Income tax provision. Income tax provision for the six months ended June 30, 2022 and 2021 was a provision of $8.4 million and $1.7 million, respectively. The provision for the six months ended June 30, 2022 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of June 30, 2022 include cash and cash equivalents and restricted cash of $231.9 million, short-term investments of $85.2 million and long-term investments of $11.4 million, with no debt. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2022	2021
Cash (used in) provided by:
Operating activities	$(163.4)	$(33.8)
Investing activities	172.2	178.6
Financing activities	(0.3)	(4.8)
Increase in cash and cash equivalents and restricted cash	$8.5	$140.0

Net cash used in operating activities increased during the six months ended June 30, 2022 as compared to the same period in 2021 is primarily as a result of a decrease in U.S. product revenue, costs associated with commercial and pre-launch operations in Europe as well as an increase in inventory purchases during 2022.

Net cash provided by investing activities during the six months ended June 30, 2022 is primarily due to the proceeds from the maturity of $186.4 million in investment-grade interest bearing instruments, partially offset by $14.2 million in purchases of investment-grade interest bearing instruments as compared to the same period in 2021 where proceeds from the maturity of investment-grade interest bearing instruments was $253.1 million, partially offset by $74.5 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities decreased during the six months ended June 30, 2022 as compared to the same period in 2021 is primarily as a result of costs associated with our stock compensation plan.

As of June 30, 2022, we had net accounts receivable of $143.9 million, current inventory of $225.8 million and long-term inventory of $210.3 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.5 billion as of June 30, 2022. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the impact from COVID-19 on our operations, the generic competition in the United States as a result of our ANDA litigation and commercialization of VAZKEPA in Europe. In addition, our June 2022 Comprehensive Cost Reduction Plan to address current shifts within our U.S. business is expected to result in savings of $100.0 million over twelve months compared to 2021 operating expenses. For Europe, VAZKEPA is available in Germany and Sweden and we commenced pre-launch planning and other commercial preparation activities, and continue to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis.

We believe that our cash and cash equivalents of $228.0 million as of June 30, 2022 together with our short-term investments of $85.2 million as of June 30, 2022, will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space. There have been no material changes during the six months ended June 30, 2022 to our contractual obligations as presented in Part II, Item 7 of our Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report includes a discussion of our current legal proceedings. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for further details on our legal proceedings during the six months ended June 30, 2022.

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

Except where denoted with an “*”, these risk factors have not been materially updated from our Annual Report on 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, or our Annual Report.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA launched in Germany following approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.
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
•
Our recently announced cost and organizational restructuring plan may not be successful in addressing current shifts within the Company's U.S. business and developing sales internationally.
•
Our promotion and supply of VASCEPA is subject to regulatory scrutiny and associated risk.
•
We may not be able to compete effectively against our competitors’ pharmaceutical products.
•
VASCEPA is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, in the U.S., VASCEPA is subject to non-prescription competition and consumer substitution.
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

Risks Related to the Commercialization and Development of VASCEPA

*We are substantially dependent upon VASCEPA (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, VAZKEPA launched in Germany following approval from the central regulatory authority and we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA (icosapent ethyl) capsules, in major markets globally. In recent years and currently, much of our financial results and revenue has been dependent on our ability to execute our development and commercial strategy for VASCEPA in the United States. Generic versions of VASCEPA launched in the United States in November 2020, June 2021 and January 2022. We expect that VASCEPA could face more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us, applicable only in this territory. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States. In June 2022, we implemented a cost and organizational restructuring plan, which included a further reduction to our U.S. commercial team from approximately 300 sales representatives to approximately 75 sales representatives. Although we believe this will result in an improved expense structure, such efforts could impact employee morale and make hiring and retaining talented personnel more challenging, may not result in all or any of the cost-savings or other benefits we anticipate and are costly to implement.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States. In March 2021 we announced that the European Commission, or the EC, approved the marketing authorization application for icosapent ethyl, under the brand name VAZKEPA, hereafter along with VASCEPA, collectively referred to as VASCEPA, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. In September 2021, we launched VAZKEPA in Germany, representing our first European launch. We are in the process of obtaining further pricing and reimbursement approvals for VAZKEPA in relevant jurisdictions in Europe. This process is conducted on a country-by-country basis and is time-consuming and complex. On March 25, 2022, Amarin received its first national reimbursement in a European country with official confirmation that the Swedish Dental and Pharmaceutical Benefits Agency, or TLV, approved VAZKEPA for national reimbursement in Sweden. On July 13, 2022 the UK’s National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA® and use across the National Health Service, or NHS, in England and Wales to reduce the risk of CV events in adult statin-treated patients at high cardiovascular risk who have elevated triglycerides (≥150 mg/dL [≥ 1.7 mmol/L]), LDL-C levels >1.04 mmol/L (and ≤ 2.60 mmol/L) and established cardiovascular disease. In June 2022 HLS Therapeutics Inc., or HLS, entered into Product Listing Agreements with New Brunswick, Northwest Territories and the non-insurance health benefits, for the listing and public reimbursement of VASCEPA on their respective Public Prescription Drug Insurance Plans. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries.

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

*In the United States, we face increasing competition from generic drug companies in the near term and our revenues and results of operations could continue to be materially and adversely affected.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several patents of ours protecting the first U.S. FDA-approved use of our drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. We sought appeals of the Nevada Court judgment up to the United States Supreme Court, but, we were unsuccessful.

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale and with a label that reflects the MARINE indication, and revised labeling based on the results of the REDUCE-IT trial. On November 30, 2020, we filed a patent infringement lawsuit against a Hikma affiliate for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. We intend to appeal the decision of the district court when permitted and also continue to vigorously pursue our ongoing litigation with Health Net, LLC, but cannot predict the outcome or the impact on our business.

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

Although we continue to believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA would be time-consuming and expensive for generic companies, such as Hikma, Dr. Reddy and Apotex, we do not have direct visibility into the supply levels of any of the generic companies and we rely on our own experience together with information from third parties, which information may not be reliable. As such, generic companies could potentially find or develop sources of qualified

VASCEPA supply that are not known to us and that are more efficient or less expensive than our sources. Furthermore, generic companies could potentially convince suppliers to prioritize supply to the generic companies.

We have limited experience as a company in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

While we have been working internally and with partners to support efforts toward approvals and commercialization outside the United States in light of the REDUCE-IT results and the EC approval of VAZKEPA, we may be unsuccessful in expanding our global footprint. For example, we are launching VAZKEPA on our own in the most commercially significant markets in Europe and launched VAZKEPA in Germany, representing our first European launch. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•
the impact of the expiration of regulatory exclusivities and entry into the market of additional generic versions of VASCEPA;
•
our inability to attract and retain adequate numbers of effective sales and marketing personnel, particularly in light of our recent reductions in force;
•
our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with applicable regulatory and other legal requirements;
•
if we have overestimated the addressable market, the inability of our sales personnel, to obtain access to or persuade adequate numbers of physicians to prescribe or patients to use VASCEPA;
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

*The continued scale, scope and duration of business interruptions caused by the ongoing COVID-19 pandemic and related recovery efforts are uncertain as the impact of the pandemic continues to cause negative effects on our business.

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
•
our ability to commercialize VASCEPA, including as a result of ongoing travel restrictions, social distancing and other containment measures or the restoration of such measures in areas where such measures have been relaxed;
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

As variants emerge and as vaccine usage and protocols evolve, face-to-face interactions are challenging for us to predict and the number of patient visits to doctors’ offices and patients undergoing blood testing remains down considerably from pre-COVID-19 levels. The circumstances surrounding COVID-19 vary geographically and vary over time, with continued risk of potential resurgences in COVID-19 cases, and the possibility of reinstitution of protocols, in various geographies as the efficacy of the vaccine on various strains remains uncertain. While we have supplemented our face-to-face interactions with virtual outreach, these efforts may not be as impactful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

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

The disruptions associated with the coronavirus pandemic could also delay the timing of a determination on our ability to seek legal remedies as travel, operational resources and personnel are disrupted or slow to resume pre-pandemic levels, with respect to our efforts and capabilities, as well as those of our advisors and the courts. The disruptions associated with the coronavirus pandemic could delay the potential timing of subsequent steps for the launch of commercialization of VAZKEPA in Europe. Additionally, COVID-19 has already and could continue to limit our ability to have access with healthcare professionals to help educate them regarding VAZKEPA so that they are more likely to prescribe it to their at-risk patients. And, similar to our experience in the United States, the effects of COVID-19 and related preventative measures may reduce the frequency at which at-risk patients seek non-urgent preventative medical care.

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

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the CardioLink-9 Trial, the first results of a study of VASCEPA in COVID-19 infected outpatients. Results from the investigator sponsored study in Argentina called PREPARE-IT-1 were presented by the lead trial investigator at the European Society of Cardiology on August 29, 2021 and the results did not meet the primary and/or other endpoints studied. Results from the investigator sponsored study in Argentina called PREPARE-IT-2 were presented by the lead trial investigator at the American Heart Association Scientific Sessions in November 2021 and the results did not meet the primary and/or other endpoints studied. Results from the other investigational study, called MITIGATE, are expected during 2022.

If the outcomes of one or more of these studies do not meet expectations, the perception of existing clinical results of VASCEPA, such as MARINE or REDUCE-IT, or the perceived clinical profile and commercial value of VASCEPA and its regulatory status may suffer. If this occurs our revenue and business could suffer and our stock price could significantly decline.

*Our recently announced cost and organizational restructuring plan may not be successful in addressing the current shift in the United States business and developing sales internationally.

If we are not successful in our efforts to market and sell VASCEPA in the United States, including from the implementation of our recent cost and organizational restructuring plan, reduced sales force, our anticipated revenues or our expenses could be materially and negatively affected, and we may not maintain profitability in the United States or obtain profitability internationally, may need to cut back on research and development activities or implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

Given the dynamics related to COVID-19, we cannot predict our ability to effectively sustain business efforts, or how those efforts will be impacted in the long term. While we have supplemented traditional face-to-face interactions with virtual outreach, these efforts may not be as successful as in-person interactions. Specifically, access to healthcare professionals through digital or other channels, may not be as productive as in-person interactions in promoting use of VASCEPA. We continue to adjust our promotional initiatives, including pursuing increased face-to-face interactions with health care professionals based on COVID-19 protocols that are in place. Such efforts are costly and there can be no assurance that they will result in an increase in VASCEPA prescriptions and sales in the near future, or at all.

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

Matinas BioPharma, Inc., or Matinas, is developing an omega-3-based therapeutic (MAT9001 also known as LYPDISO) for the treatment of severe hypertriglyceridemia and mixed dyslipidemia. In the fourth quarter of 2014 Matinas filed an IND with the U.S. FDA to conduct a human study in the treatment of severe hypertriglyceridemia and, in June 2015, the company announced topline results for its head-to-head comparative short duration pharmacokinetic and pharmacodynamic study of LYPDISO versus VASCEPA in patients under conditions inconsistent with the U.S. FDA-approved label for VASCEPA and presented results based on biomarker modification without outcomes data. In September 2017, Matinas announced that it will be seeking a partner company to develop and commercialize LYPDISO In March 2019, Matinas announced that net proceeds from a public offering of common stock would be used for development activities for LYPDISO In March 2020, Matinas announced that it completed the clinical dosing for a comparative clinical bridging bioavailability study and the in-life portion of a 90-day comparative toxicology study in the first quarter of 2020. Both studies were conducted to support a planned 505(b)(2) registration pathway. In March, Matinas also initiated an additional Phase 2 head-to-head pharmacokinetic and pharmacodynamic study, ENHANCE-IT, against VASCEPA in patients with elevated triglycerides (150-499 mg/dL), while the study was paused in the first quarter of 2020 due to the COVID-19 pandemic, enrollment resumed in June and was completed in August 2020. In the first quarter of 2021, Matinas announced topline results from the ENHANCE-IT study, stating that LYPDISO, or MAT9001, did not meet statistical significance over VASCEPA on the primary endpoint of percent change from baseline to end of treatment in triglycerides in the PD population. A key secondary endpoint in ENHANCE-IT was the measurement of eicosapentaenoic acid levels in the blood, which is regarded as a key surrogate marker in determining cardiovascular risk reduction. In ENHANCE-IT, plasma EPA concentrations were significantly higher with LYPDISO versus VASCEPA, with a 46% relative percentage increase in the change from baseline EPA level versus VASCEPA. ENHANCE-IT study results were published in March 2022 in the Journal of the American Heart Association (JAHA). Matinas has announced that the results from ENHANCE-IT suggest potential for LYPDISO as a drug for cardiovascular risk reduction and announced that it is pursuing external partnerships to further develop LYPDISO for cardiovascular outcomes indication. As a result, Matinas no longer plans to pursue an indication for the treatment of severe HTG, instead focusing on the broader cardiovascular risk reduction indication.

In June 2018, NeuroBo Pharmaceuticals, Inc. (previously named Gemphire Therapeutics) announced positive topline results from a Phase 2b trial, or INDIGO-1, of its drug candidate, Gemcabene, in patients with severe hypertriglyceridemia. Gemcabene is an oral, once-daily pill for a number of hypercholesterolemic populations and severe hypertriglyceridemia. In August 2018, the U.S. FDA requested that Gemphire conduct an additional long-term toxicity study before commencing any further clinical testing, thereby effectively placing Gemcabene on clinical hold. In March 2020 NeuroBo announced the completion of the requested studies, and in May 2020 the company announced that it received written communication from the U.S. FDA that the clinical development program for Gemcabene remains on partial clinical hold for severe HTG. In June 2019, Gemphire announced top-line clinical results from a Phase 2 trial in Familial Partial Lipodystrophy (FPL)/NASH in which Gemcabene safely met the primary endpoint in a sub-set of patients. Phase 3 studies for homozygous familial (hypercholesterolemia, or HoFH), heterozygous familial hypercholesterolemia, or HeFH, and non-familial hypercholesterolemia in ASCVD patients are planned. NeuroBO is currently assessing Gemcabene for additional indications, including, as an acute treatment for COVID-19.

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

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication, are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as did Hikma in November 2020, Dr. Reddy's in June 2021 and Apotex in January 2022. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. One of the generic competitors which has filed a lawsuit against us claiming we have engaged in anticompetitive practices related to our building of adequate supply for our needs and, in activities we believe were prompted by the generic competitor, government agencies are investigating our business as it relates to the supply of the active pharmaceutical ingredient in VASCEPA. Consumer lawsuits with similar allegations have also been filed. This dynamic could interfere with our business plans.

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

The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement, which can vary from country to country. If we are unable to realize product reimbursement rates at reasonable levels, or at all, patient access to VASCEPA may be limited.

There can be no assurance as to the market for VASCEPA outside the United States. For example, despite having received EC approval to commercialize VAZKEPA in Europe and through our partner, Edding, marketing approval for VASCEPA in Hong Kong as well as we expect to obtain through Edding, marketing approval for VASCEPA in Mainland China, Macau and Taiwan, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials.

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

*Our products and marketing efforts are subject to extensive post-approval government regulation.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes to the healthcare system in ways that could affect our ability to sell our products profitably. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction occurred from April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. Also for example, the ACA has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the U.S. pharmaceutical industry. Among other cost-containment measures, the ACA establishes:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration's policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA's implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

*Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

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

*As we continue to build our infrastructure for commercializing VASCEPA, we may encounter difficulties in managing the scale of our operations successfully.

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time-consuming. In June 2022, we implemented a cost and organizational restructuring plan, which included a further reduction to our U.S. commercial team from approximately 300 sales representatives to approximately 75 sales representatives. Our sales team promotes VASCEPA to a targeted group of physicians and other healthcare professionals in select geographies in the United States who recognize the potential benefit to patients and is not large enough to call upon all physicians.

In addition to sales force reductions in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. As our operations expand with the anticipated growth of our product sales, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. For example, in Europe we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country by country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by ongoing or reinstated COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

•
Our ability to successfully manufacture a combination of VASCEPA and a statin;
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

Any manufacturing problem, natural or manmade disaster affecting manufacturing facilities, government action, or the loss of a contract manufacturer could potentially be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and/or result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient, API, (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize VASCEPA.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance, for example, prior to commercial launch in China and in various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, potentially the qualifications of new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. Similarly, the EMA has not initially approved use of each of our suppliers used for VASCEPA in the United States for VAZKEPA in the EU. While we believe that we have sufficient supply of VAZKEPA to support our initial launch plans in Europe, our supply in Europe will be limited until additional suppliers are qualified which qualifications could be delayed by COVID-19 and our exposure to manufacturing issues with our approved suppliers for the EU. If our third-party manufacturing capacity is not appropriately qualified and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand. We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply may exceed actual demand for VASCEPA.

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

*Our commercialization of VASCEPA outside the United States is substantially dependent on third parties and other circumstances outside our control.

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa and Canada. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. In December 2017, Edding commenced a pivotal Phase 3 clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASCEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. We expect to receive a decision from the NMPA in Mainland China in the second half of 2022. On February 23, 2022 the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted if the coronavirus pandemic worsens, continues or spreads, and if resources by regulators and industry professionals continue to be diverted to address the prolonged coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, we granted to Biologix a non-exclusive license to use our trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Biologix was approved under the MARINE indication in the following countries: Lebanon in March 2018, United Arab Emirates in July 2018, Qatar in December 2019, Bahrain in April 2021, Kuwait in December 2021 and Saudi Arabia in March 2022. VASCEPA was approved under the REDUCE-IT indication in the following countries: Qatar in April 2021, Lebanon in August 2021, United Arab Emirates in October 2021 and Bahrain in April 2022. VASCEPA was launched in Lebanon and the United Arab Emirates in June 2018 and February 2019, respectively. VASCEPA is under registration in additional countries in the Middle East and North Africa regions. Commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economies in the region.

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. We are responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities. In December 2019, VASCEPA was approved for use in Canada to reduce the risk of cardiovascular events in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation. In February 2020, HLS launched VASCEPA in Canada, with strong initial uptake before the impact of COVID-19 pandemic. In July 2020, Patented Medicine Prices Review Board confirmed VASCEPA price is compliant with current guidelines, and CADTH recommended reimbursement for VASCEPA in Canada in secondary prevention population. In June 2022 HLS entered into Product Listing Agreements with New Brunswick, Northwest Territories and the non-insured health benefits, for the listing and public reimbursement of VASCEPA on their respective Public Prescription Drug Insurance Plans. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. However, if HLS is not able to effectively commercialize VASCEPA in Canada through effective pricing (initially and over time), reimbursement or otherwise we may not be able to generate revenue from the sale of VASCEPA in Canada.

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

*Our relationships with healthcare providers and physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose use to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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
•
the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Effective January 2022, applicable manufacturers also are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;
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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 126 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 126 allowed and issued applications include the following:

•
one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•
62 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•
28 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;

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
•
four additional patents covering a pharmaceutical composition comprised of EPA and a hydroxyl compound with a term that expires in 2034; and
•
six additional patents covering a new combination therapy comprised of EPA and another drug.

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

In January 2022, we disclosed our 2022 financial outlook. Subsequent to that, including in connection with the announcement of our cost and organizational restructuring plan, we have made statements about expected cost reductions and expenditures. Such outlook and estimates are based on estimates, assumptions and the judgment of management. Because of the inherent nature of estimates, including during the uncertainty of the European launch and COVID-19’s impact on our business, we have suspended providing net revenue guidance and there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business and initiative change, our stock price could decline in value.

*The loss of key personnel could have an adverse effect on our business, particularly in light of our recent announcement of management succession plan.

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure and sales force, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts, particularly on a global scale, we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we expand commercialization efforts in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, employees are increasingly being recruited by other companies. While our business remains focused on continued promotion of VASCEPA in the United States, and expansion in Europe, the current and potential threat of generic competition and our recent reductions in force can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 25%, 38%, and 31%, respectively, of gross product sales for the six months ended June 30, 2022, and represented 41%, 33%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2022. Customers A, B, and C accounted for 27%, 36%, and 30%, respectively, of gross product sales for the six months ended June 30, 2021, and represented 40%, 34%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2021. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. For the fiscal years ended December 31, 2020 and 2019, we reported net losses of approximately $18.0 million and $22.6 million, and we had an accumulated deficit as of December 31, 2021 of $1.4 billion. For the three months ended June 30, 2022 and 2021, we reported losses of approximately $70.0 million and income of approximately $7.8 million, respectively, and we had an accumulated deficit as of June 30, 2022 of $1.5 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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
•
the timing, cost and level of investment in our sales and marketing efforts to support VASCEPA sales, and our cost and reorganization efforts, including our recent cost reduction plan, and the resulting effectiveness of those efforts;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $228.0 million and short-term investment balance of $85.2 million as of June 30, 2022 will be sufficient to fund our projected operations for at least 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional and educational activities, including launch activities in Europe and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

In order to fully realize the market potential of VASCEPA, we may need to enter into a new strategic collaboration or raise additional capital.

Our future capital requirements will depend on many factors, including:

•
the timing, amount and consistency of revenue generated from the commercial sale of VASCEPA;
•
the costs associated with commercializing VASCEPA in the United States and increased sales force sizing, and for commercializing VAZKEPA in Europe, including hiring experienced professionals, and for additional regulatory approvals internationally, if any, the cost and timing of securing commercial supply of VASCEPA and the timing of entering into any new strategic collaboration with others relating to the commercialization of VASCEPA, if at all, and the terms of any such collaboration;
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

Tax law and policies in the United States and Ireland are unsettled and may be subject to significant change, including based on adjustments in political perspectives and administration shifts. In the United States and internationally, how to tax entities with international operations, like us, has been subject to significant re-evaluation. We believe we developed VASCEPA in and from Ireland based on understanding of applicable requirements. In recent years, particularly since 2013 when commercial sale of VASCEPA commenced in the United States, the majority of our consolidated operations have been in the United States. Ownership of VASCEPA continues to reside with our wholly-owned Ireland-based subsidiary, Amarin Pharmaceuticals Ireland Ltd., and oversight and operations of that entity are structured to be maintained in Ireland. In order to effectively utilize our accumulated net operating loss carryforwards for tax purposes in Ireland, our operations, particularly for this subsidiary, need to be active in Ireland under applicable requirements. In addition, utilization of these accumulated net operating loss carryforwards assumes that tax treaties between Ireland and other countries, particularly the United States, do not change in a manner that limit our future ability to offset earnings with these operating loss carryforwards for tax purposes.

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

As of July 29, 2022, we had 403,205,514 common shares outstanding including 403,021,687 shares held as ADSs and 183,827 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

*We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in Europe, and record inflation. Our business, financial condition and results of operations could be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as Russia's invasion of Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2022 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 - 30, 2022	29,985	$3.23
May 1 - 31, 2022	21,797	2.14
June 1 - 30, 2022	9,769	1.53
Total	61,551	$2.57

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

10.1

Amendment No. 1 to Amarin Corporation plc 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.: 000-21392) filed with the Securities and Exchange Commission on June 30, 2022)

		Current Report on Form 8-K, dated June 30, 2022, File No. 000-21392, as Exhibit 10.2	June 30, 2022

10.2	Form of Deferred Restricted Stock Unit Award Agreement	Filed herewith

10.3	Form of Restricted Stock Unit Award Agreement	Filed herewith

10.4	Offer Letter, dated May 26, 2022, by and between the Company and Thomas Reilly	Filed herewith

10.5	Transition and Separation Agreement, dated June 6, 2022, by and between the Company and Michael W. Kalb	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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
Karim Mikhail

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: August 3, 2022

AMARIN CORPORATION PLC

By:	/s/ Tom Reilly
Tom Reilly

Senior Vice President, Chief Financial Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: August 3, 2022