Form 10-Q
period 2022-09-30
AMARIN CORP PLC\UK
filed 2022-10-27
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21392

Amarin Corporation plc

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Iconic Offices, The Greenway, Block C Ardilaun Court, 112 – 114 St Stephens Green	Dublin 2, Ireland
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 (0) 1 6699 020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares (ADS(s)), each ADS representing the right to receive one (1) Ordinary Share of Amarin Corporation plc	AMRN	NASDAQ Stock Market LLC

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

403,828,955 common shares were outstanding as of October 21, 2022, including 383,347,128 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 20,481,827 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$240,498	$219,454
Restricted cash	3,920	3,918
Short-term investments	63,203	234,674
Accounts receivable, net	123,379	163,653
Inventory	227,606	234,676
Prepaid and other current assets	27,914	22,352
Total current assets	686,520	878,727
Property, plant and equipment, net	999	1,425
Long-term investments	2,264	34,996
Long-term inventory	187,964	121,254
Operating lease right-of-use asset	8,462	7,660
Other long-term assets	456	456
Intangible asset, net	21,638	23,547
TOTAL ASSETS	$908,303	$1,068,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,157	$114,922
Accrued expenses and other current liabilities	192,001	253,111
Current deferred revenue	2,198	2,649
Total current liabilities	287,356	370,682
Long-Term Liabilities:
Long-term deferred revenue	13,499	14,060
Long-term operating lease liability	9,924	8,576
Other long-term liabilities	9,697	7,648
Total liabilities	320,476	400,966
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 411,660,040 shares issued, 403,828,955 shares outstanding as of September 30, 2022; 404,084,775 shares issued, 396,598,008 shares outstanding as of December 31, 2021	298,596	294,027
Additional paid-in capital	1,878,923	1,855,246
Treasury stock; 7,831,085 shares as of September 30, 2022; 7,486,767 shares as of December 31, 2021	(61,585)	(60,726)
Accumulated deficit	(1,528,107)	(1,421,448)
Total stockholders’ equity	587,827	667,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$908,303	$1,068,065

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Product revenue, net	$89,222	$141,442	$277,004	$436,598
Licensing and royalty revenue	656	596	1,944	2,098
Total revenue, net	89,878	142,038	278,948	438,696
Less: Cost of goods sold	23,941	30,211	81,990	90,692
Less: Cost of goods sold - restructuring inventory	3,078	—	18,078	—
Gross margin	62,859	111,827	178,880	348,004
Operating expenses:
Selling, general and administrative	58,745	102,965	236,285	315,966
Research and development	5,765	7,820	25,172	23,554
Restructuring	3,493	14,115	13,706	14,115
Total operating expenses	68,003	124,900	275,163	353,635
Operating loss	(5,144)	(13,073)	(96,283)	(5,631)
Interest income, net	750	163	1,241	919
Other income (expense), net	511	(57)	(1,990)	(390)
Loss from operations before taxes	(3,883)	(12,967)	(97,032)	(5,102)
Income tax provision	(1,257)	(184)	(9,627)	(1,867)
Net loss	$(5,140)	$(13,151)	$(106,659)	$(6,969)
Loss per share:
Basic	$(0.01)	$(0.03)	$(0.27)	$(0.02)
Diluted	$(0.01)	$(0.03)	$(0.27)	$(0.02)
Weighted average shares:
Basic	404,614	396,618	399,944	395,681
Diluted	404,614	396,618	399,944	395,681

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2021	404,084,775	(7,486,767)	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Exercise of stock options	10,602	—	6	24	—	—	30
Vesting of restricted stock units	493,381	(161,083)	331	(331)	(535)	—	(535)
Stock-based compensation	—	—	—	6,078	—	—	6,078
Loss for the period	—	—	—	—	—	(31,563)	(31,563)
March 31, 2022	404,588,758	(7,647,850)	$294,364	$1,861,017	$(61,261)	$(1,453,011)	$641,109
Issuance of common stock under employee stock purchase plan	265,214	—	166	217	—	—	383
Exercise of stock options	14,645	—	9	10	—	—	19
Vesting of restricted stock units	187,835	(61,551)	120	(120)	(158)	—	(158)
Stock-based compensation	—	—	—	8,646	—	—	8,646
Loss for the period	—	—	—	—	—	(69,956)	(69,956)
June 30, 2022	405,056,452	(7,709,401)	$294,659	$1,869,770	$(61,419)	$(1,522,967)	$580,043
Issuance of common stock for milestone payment	5,817,942		3,461	4,742			8,203
Exercise of stock options	8,056	—	5	5	—	—	10
Vesting of restricted stock units	777,590	(121,684)	471	(471)	(166)	—	(166)
Stock-based compensation	—	—	—	4,877	—	—	4,877
Loss for the period	—	—	—	—	—	(5,140)	(5,140)
September 30, 2022	411,660,040	(7,831,085)	$298,596	$1,878,923	$(61,585)	$(1,528,107)	$587,827

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2020	398,425,000	(5,886,919)	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Exercise of stock options	783,320	—	536	1,523	—	—	2,059
Vesting of restricted stock units	2,447,405	(1,003,965)	1,709	(1,709)	(7,252)	—	(7,252)
Stock-based compensation	—	—	—	13,925	—	—	13,925
Loss for the period	—	—	—	—	—	(1,626)	(1,626)
March 31, 2021	401,655,725	(6,890,884)	$292,360	$1,831,388	$(58,334)	$(1,430,803)	$634,611
Issuance of common stock under employee stock purchase plan	226,402	—	161	867	—	—	1,028
Exercise of stock options	27,139	—	19	56	—	—	75
Vesting of restricted stock units	346,010	(142,204)	242	(242)	(677)	—	(677)
Stock-based compensation	—	—	—	2,479	—	—	2,479
Income for the period	—	—	—	—	—	7,808	7,808
June 30, 2021	402,255,276	(7,033,088)	$292,782	$1,834,548	$(59,011)	$(1,422,995)	$645,324
Exercise of stock options	184,462	—	128	353	—	—	481
Vesting of restricted stock units	332,491	(125,735)	230	(230)	(591)	—	(591)
Stock-based compensation	—	—	—	10,432	—	—	10,432
Loss for the period	—	—	—	—	—	(13,151)	(13,151)
September 30, 2021	402,772,229	(7,158,823)	$293,140	$1,845,103	$(59,602)	$(1,436,146)	$642,495

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,659)	$(6,969)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	426	443
Amortization of investments	757	1,564
Stock-based compensation	19,601	26,836
Amortization of intangible asset	1,909	1,633
Changes in assets and liabilities:
Accounts receivable, net	40,274	5,213
Inventory	(59,640)	(120,404)
Prepaid and other current assets	(5,706)	9,601
Other long-term assets	—	(24)
Interest receivable	483	723
Deferred revenue	(1,012)	(1,500)
Accounts payable and other current liabilities	(74,672)	45,582
Other long-term liabilities	2,595	(995)
Net cash used in operating activities	(181,644)	(38,297)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	240,614	312,150
Purchases of securities	(37,507)	(233,067)
Disposal of furniture, fixtures and equipment	—	4
Net cash provided by investing activities	203,107	79,087
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of transaction costs	383	1,028
Proceeds from exercise of stock options, net of transaction costs	59	2,615
Taxes paid related to stock-based awards	(859)	(8,520)
Net cash used in financing activities	(417)	(4,877)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	21,046	35,913
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	223,372	190,879
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$244,418	$226,792
Supplemental disclosure of cash flow information:
Cash (paid) received during the year for:
Income taxes	$(1,490)	$3,670
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$1,148	$—
Laxdale Milestone	$—	$12,000

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or U.S. The Company has launched commercial operations in certain European countries, such as the United Kingdom, or the UK, and continues pre-launch commercial activities throughout the rest of Europe. The Company’s operations outside of the U.S. and Europe are in early stages of development with reliance on third-party commercial partners in select geographies, including China where regulatory approval for the Company’s lead product is being actively sought.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of the Company's patents covering the first U.S. FDA-approved use of its drug, for use to reduce severely high triglyceride levels, which is known as the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the United States Supreme Court, but the Company was unsuccessful. On June 18, 2021, the Company was notified that its petition for writ of certiorari to the United States Supreme Court was denied. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA and have entered the U.S. market:

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (1)
Apotex, Inc.	June 2021	January 2022

(1) - Teva's launch consisted only of a 0.5-gram capsule.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in the European Union, or EU, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk through MHRA’s new ‘reliance’ route. Collectively CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including the United States, the United Kingdom and Sweden, as well as, in Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the ongoing global pandemic, COVID-19.

At September 30, 2022, the Company had Total assets of $908.3 million, of which $306.0 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $686.5 million, including Cash and cash equivalents of $240.5 million, Short-term investments of $63.2 million, Accounts receivable, net, of $123.4 million and Inventory of $227.6 million. In addition, as of September 30, 2022, the Company had Long-term investments of $2.3 million and Long-term inventory of $188.0 million. As of September 30, 2022, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2022 and December 31, 2021:

In thousands	September 30, 2022	December 31, 2021
Gross trade accounts receivable	$182,829	$262,948
Trade allowances	(47,656)	(86,636)
Chargebacks	(10,849)	(11,714)
Allowance for doubtful accounts	(945)	(945)
Accounts receivable, net	$123,379	$163,653

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as from the exercise of stock options and vesting of restricted stock units calculated using the treasury stock method. In periods with reported net operating losses, all stock options and restricted stock units outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Net loss—basic and diluted	$(5,140)	$(13,151)	$(106,659)	$(6,969)
Weighted average shares outstanding—basic and diluted	404,614	396,618	399,944	395,681
Net loss per share—basic and diluted	$(0.01)	$(0.03)	$(0.27)	$(0.02)

For the three and nine months ended September 30, 2022 and 2021, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Stock options	19,040	19,146	19,040	19,146
Restricted stock and restricted stock units	14,663	10,307	14,663	10,307

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales, Customers A, B, and C accounted for 26%, 36%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2022, and represented 41%, 32%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2022. Customers A, B, and C accounted for 27%, 37%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2021 and represented 34%, 37%, and 21%, respectively, of the gross accounts receivable balance as of September 30, 2021. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$117,301	$117,301	$—	$—
U.S. Treasury Shares	8,059	8,059	—	—
Corporate Bonds	35,880	—	35,880	—
Commercial Paper	21,519	—	21,519	—
Repo Securities	3,250	—	3,250	—
Asset Backed Securities	2,237	—	2,237	—
Certificate of Deposit	6,297	—	6,297	—
Non-US Government	1,390	—	1,390	—
Total	$195,933	$125,360	$70,573	$—

	December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$95,063	$95,063	$—	$—
U.S. Treasury Shares	23,219	23,219	—	—
Corporate Bonds	83,587	—	83,587	—
Commercial Paper	121,773	—	121,773	—
Repo Securities	8,000	—	8,000	—
Asset Backed Securities	8,816	—	8,816	—
Certificate of Deposit	21,553	—	21,553	—
Non-US Government	12,900	—	12,900	—
Total	$374,911	$118,282	$256,629	$—

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

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the nine months ended September 30, 2022 and 2021 was a loss of $0.7 million and a gain of $0.1 million, respectively. Interest on investments is reported in interest income.

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

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which includes an organizational restructuring plan to address current shifts within the Company’s U.S. business. As part of the plan, the Company completed a reduction of its U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. During the nine months ended September 30, 2022 the Company recognized approximately $9.4 million within Restructuring expense on the condensed consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures. The Company also reviewed its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand resulting in charges of $3.1 million and $18.1 million recognized within Cost of goods sold - restructuring inventory for the three and nine months ended September 30, 2022, respectively, on the condensed consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company.

On August 19, 2022, the Company announced that after the conclusion of the fourth and final round of negotiations with the National Association of Statutory Health Insurance Funds, or GKV-SV, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result of the negotiation outcome with the GKV-SV, the Company discontinued its German business operations effective September 1, 2022. The Company recognized approximately $4.4 million within Restructuring expense on the condensed consolidated statement of operations, substantially all of which are cash expenditures.

The following table sets forth the components of the Company's restructuring charges for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Employee restructuring separation charges	$230	$14,115	$9,353	$14,115
Vendor contract charges	3,263	—	4,353	—
Total restructuring expense	3,493	14,115	13,706	14,115
Restructuring inventory	3,078	—	18,078	—
Stock forfeitures	137	—	591	—
Total restructuring costs incurred	$6,708	$14,115	$32,375	$14,115

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2021	$1,186
Costs incurred	32,375
Payments	(27,614)
Balance at September 30, 2022	$5,947

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

(3) Intangible Asset

Intangible asset is a result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of September 30, 2022, the intangible asset has an estimated weighted-average remaining life of 8.5 years. The carrying value as of September 30, 2022 and December 31, 2021 is as follows:

In thousands	September 30, 2022	December 31, 2021
Technology rights	$32,081	$32,081
Accumulated amortization	(10,443)	(8,534)
Intangible asset, net	$21,638	$23,547

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by regulatory authorities. Inventories as of September 30, 2022 and December 31, 2021 consist of the following:

In thousands	September 30, 2022	December 31, 2021
Raw materials	$128,921	$107,695
Work in process	59,017	41,965
Finished goods (1)	227,632	206,270
Total inventory	$415,570	$355,930

(1) - During the nine months ended September 30, 2022 approximately $9.6 million of inventory was expensed through Cost of goods sold related to unsellable inventory not related to product dating.

As of September 30, 2022 and December 31, 2021, the Company had $188.0 million and $121.3 million of Long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle.

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

On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. During the ANDA litigation, the Company reached agreements with Teva and Apotex, under which they received royalty-free license agreements to promote a generic version of icosapent ethyl in the U.S. under certain circumstances, one of which circumstances was achieved when the Federal Circuit upheld the ruling by the Nevada Court and Hikma launched its generic version of icosapent ethyl. On September 11, 2020, and June 30, 2021, Teva and Apotex, respectively, received U.S. FDA approval to market their respective generic versions of icosapent ethyl. In November 2020, Hikma announced the price and launched its generic version of icosapent ethyl. In June 2021, Dr. Reddy’s announced the price and launched its generic version of icosapent ethyl. In January 2022, Apotex announced the price and launched its generic version of icosapent ethyl. In September 2022, Teva announced the price and launched its generic version of icosapent ethyl for the 0.5-gram capsule only. All generic versions of icosapent ethyl as approved by the U.S. FDA pertains to the MARINE indication of VASCEPA, lowering of TG levels in patients with very high TG (>500 mg/dL). Current generic competition, together with past and on-going litigation related to such generic versions of icosapent ethyl are applicable to the U.S. only. The Company did not seek, nor is VAZKEPA approved in Europe for lowering of TG levels in patients with very high TG (>500 mg/dL).

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

In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net. Through insurance coverage and economic incentives the Company alleges that Health Net has actively induced pharmacies to dispense, and patients to use, Hikma generic icosapent ethyl capsules in infringement of the related patents. In the complaint, the Company is seeking remedies including a permanent injunction against the unlawful inducement by Hikma and Health Net of infringing uses of the Hikma generic product, i.e., uses to reduce cardiovascular risk as detailed in the patents, and monetary damages in an amount sufficient to compensate the Company for such infringement. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement on the aspect of the litigation relating to the Company and Hikma. The Company intends to appeal the decision of the district court now that it is permitted to do so and also intends to continue to vigorously pursue its ongoing litigation with Health Net, but cannot predict the outcome or the impact on its business. The Company will continue to consider its legal options against parties similarly situated to Health Net and Hikma and acting in concert with either by making or selling any drug product or component thereof covered by the subject patents, or inducing others to do the same. The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which includes a comprehensive cost and organizational restructuring plan to address current shifts within the Company’s U.S. business as a result of the generic competition. As part of this plan, the Company has reviewed its contractual supplier purchase obligations and has entered into agreements with suppliers to amend supplier agreements to align supply arrangements with current and future market demand. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of September 30, 2022, the Company has a total of approximately $81.5 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale, upon receipt of pricing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company was obligated to make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of such former shareholders) of £7.5 million. On July 13, 2022 in connection with the United Kingdom's National Institute for Health and Care Excellence, or NICE's, final guidance for reimbursement of VAZKEPA and use across the National Health Service, or NHS, in England and Wales, representing receipt of marketing approval in Europe for the first indication for VAZKEPA, the Company became obligated to make the aggregate milestone payment of £7.5 million to Laxdale’s former shareholders (in either stock or cash at the election of each shareholder). As of September 30, 2022, the Company has settled the first European indication approval milestone through issuance of stock or cash payments based on the respective shareholder's election.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholder) of £5 million (approximately $5.5 million as of September 30, 2022) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of September 30, 2022.

(6) Equity

Common Stock

On July 13 2022, in connection with the United Kingdom's National Institute for Health and Care Excellence, or NICE's, final guidance for reimbursement of VAZKEPA and use across the National Health Service, or NHS, in England and Wales, representing receipt of marketing approval in Europe for the first indication for VAZKEPA, the Company became obligated to make an aggregate milestone payment of £7.5 million to Laxdale’s former shareholders (in either stock or cash at the election of each shareholder) under the 2004 purchase agreement among the Company and such former shareholders. One of the shareholders elected to receive payment in stock for its pro rata portion of the milestone payment, resulting in the issuance of 5,817,942 shares at a price of $1.41 per share in July 2022.

During the nine months ended September 30, 2022 and 2021, in addition to ordinary shares issued as described in Incentive Equity Awards below, the Company issued 265,214 and 226,402 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of September 30, 2022:

September 30, 2022
Outstanding stock options	19,039,667
% of outstanding shares on a fully diluted basis	4%
Outstanding RSUs	14,662,947
% of outstanding shares on a fully diluted basis	3%

The following table represents equity awards activity during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Common shares issued for stock option exercises	33,303	994,921
Gross and net proceeds from stock option exercises	$59,000	$2,616,050
Common shares issued in settlement of vested RSUs	1,458,806	1,202,590
Shares retained for settlement of employee tax obligations ─ RSUs	344,318	454,973
Common shares issued in settlement of vested Performance-Based RSUs (1)	—	1,923,316
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	—	816,931
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

Trade Allowances: The Company generally provides invoice discounts on VASCEPA sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors in the U.S. and Europe generally include a 2-3% discount for prompt payment while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2022 and 2021:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2021	$86,636	$184,726	$8,090	$2,745	$282,197
Provision related to current period sales	71,164	490,995	1,738	21,048	584,945
Provision related to prior period sales	—	1,167	—	—	1,167
Credits/payments made for current period sales	(26,746)	(360,256)	—	(19,423)	(406,425)
Credits/payments made for prior period sales	(83,398)	(176,107)	(1,408)	(2,630)	(263,543)
Balance as of September 30, 2022	$47,656	$140,525	$8,420	$1,740	$198,341

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2020	$36,242	$141,201	$7,797	$5,587	$190,827
Provision related to current period sales	90,761	497,726	2,647	36,437	627,571
Provision related to prior period sales	—	(854)	—	—	(854)
Credits/payments made for current period sales	(27,635)	(303,029)	—	(31,796)	(362,460)
Credits/payments made for prior period sales	(34,511)	(131,320)	(958)	(5,589)	(172,378)
Balance as of September 30, 2021	$64,857	$203,724	$9,486	$4,639	$282,706

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

During the nine months ended September 30, 2022 and 2021, the Company recognized $0.4 million and $0.8 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through September 30, 2022 and December 31, 2021, the Company recognized $7.5 million and $7.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $9.4 million and $9.8 million is recorded in deferred revenue as of September 30, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

The Company recognized net product revenue of nil and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and nil and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, related to sales to Edding.

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

The Company recognized net product revenue of nil and $0.5 for the three months ended September 30, 2022 and 2021, respectively, and nil and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively, related to sales to Biologix.

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

During the nine months ended September 30, 2022 and 2021, the Company recognized $0.5 million and $0.7 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through September 30, 2022 and December 31, 2021, the Company has recognized $8.0 million and $7.5 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $5.7 million and $6.2 million is recorded in deferred revenue as of September 30, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 8 years.

The Company recognized net product revenue of $0.6 million and nil for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and nil for the nine months ended September 30, 2022 and 2021, respectively, related to sales to HLS.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2022 and 2021:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$—	$(1,012)	$15,697

Nine months ended September 30, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$92	$(1,592)	$17,132

During the nine months ended September 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Nine months ended September 30,
Revenue recognized in the period from:	2022	2021
Amounts included in contract liability at the beginning of the period	$1,012	$1,555
Performance obligations satisfied in previous periods	$—	$33

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

As of September 30, 2022 and December 31, 2021, the total operating lease liability is $11.0 million and $10.3 million, respectively, and the total operating lease right-of-use asset is $8.5 million and $7.7 million, respectively.

The lease expense for the three and nine months ended September 30, 2022 is approximately $0.7 million and $1.9 million, respectively. The lease expense for the three and nine months ended September 30, 2021 is approximately $0.5 million and $1.5 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2022:

Undiscounted lease payments ($000s)
Remainder of 2022	$573
2023	2,291
2024	2,180
2025	2,094
2026	2,124
2027 and thereafter	7,212
Total undiscounted payments	$16,474
Discount Adjustments	$(5,451)
Current operating lease liability	$1,099
Long-term operating lease liability	$9,924

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our lead product, VASCEPA® (icosapent ethyl) was first approved by the United States Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication. We launched VASCEPA in the United States, or U.S., in January 2013 under the MARINE indication. On December 13, 2019 the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk through MHRA’s new ‘reliance’ route.

VASCEPA is currently available by prescription in the U.S., the United Kingdom, or UK, Sweden, Canada, Lebanon and the United Arab Emirates. We are responsible for supplying VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. Subject to commercial launches in additional countries within Europe and Hong Kong and approval in China, we will be responsible for supplying products to those markets as well. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below. No similar litigation involving potential generic versions of VASCEPA is pending outside the United States.

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

On May 22, 2020, Hikma received U.S. FDA approval to market its generic versions of VASCEPA for the MARINE indication of VASCEPA as an adjunct to diet to reduce TG levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia. In November 2020, Hikma launched their generic version of VASCEPA. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. The earlier ANDA litigation did not pertain to our patents covering cardiovascular risk reduction. On January 25, 2021, we expanded the scope of the patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement on the aspect of the litigation relating to the Company and Hikma. The Company intends to appeal the decision of the district court now that it is permitted to do so and also intends to continue to vigorously pursue its ongoing litigation with Health Net, but cannot predict the outcome or the impact on its business.

On August 10, 2020, Dr. Reddy's received U.S. FDA approval to market its generic version for the MARINE indication of VASCEPA. In June 2021, Dr. Reddy’s launched its generic version of VASCEPA. On September 11, 2020, Teva Pharmaceuticals USA, Inc.'s, or Teva's, ANDA was approved by the U.S. FDA and on June 30, 2021, Apotex, Inc.'s, or Apotex's, ANDA was approved by the U.S. FDA. In January 2022, Apotex launched its generic version of VASCEPA. In September 2022, Teva launched its generic version of VASCEPA with only the 0.5-gram capsules. Each of the generic products have consistent labeling to Hikma, not the cardiovascular risk reduction indication.

In June 2022, to address current shifts within our U.S. business due to generic competitors, we announced a comprehensive cost and organizational restructuring plan. Our U.S. cost reduction plan includes:

•
U.S. workplace reduction: The reduction of our U.S. field force and corporate positions. Our U.S. field force was reduced from approximately 300 sales representatives to approximately 75 sales representatives.
•
Streamlined operational expenditures: Includes reductions and reallocations in overall selling, general and administrative expenses as well as savings related to refining our research and development strategy to a more focused, stepwise approach for our fixed-dose combination, or FDC, program.

As a result of our U.S. cost reduction plan, our focus is primarily on engaging with our top prescribers, maintaining our exclusive formulary coverage with specific payers and targeted promotional initiatives amid the continued pressure from generic competitors.

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

Normalized Total VASCEPA Prescriptions

1,300,000
1,200,000
1,100,000
1,000,000
900,000
800,000
700,000
600,000
Number of Rxs

	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Symphony Health	1,074,000	1,030,000	937,000	862,000	838,000
IQVIA	1,014,000	984,000	878,000	831,000	818,000

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

In Europe, launch of VAZKEPA in individual countries is gated by timing of achieving product reimbursement on a country-by-country basis as is typical for new drugs. In seeking market access, during 2021 we filed ten dossiers in European countries, including in all of the largest countries in Europe, and filed three additional dossiers in Europe during 2022. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Quarterly Report, we have received reimbursement in the following countries:

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
•
In September 2022, we received individual patient reimbursement in Austria.
•
In October 2022, Finland's Pharmaceuticals Pricing Board approved VAZKEPA for national reimbursement in Finland.

In order to launch impactfully throughout Europe, we are building a core team of experienced professionals and a highly capable commercial team involved with pre-launch planning and other commercial preparation activities and are leveraging third-party relationships for various support activities. We are building a digitally native commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which will be utilized throughout Europe as launches commence. Through the date of this Quarterly Report, we have commercial operations in the following countries:

•
In March 2022, VAZKEPA was made available in Sweden.
•
In October 2022, VAZKEPA was launched within the UK.

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

In September 2021, as part of the German reimbursement process, VAZKEPA was made available in Germany with temporary reimbursement while negotiations for final reimbursement were ongoing and VAZKEPA was included in the country's electronic prescribing system as of October 1, 2021. On August 19, 2022 reimbursement negotiations concluded with a deal unable to be agreed upon. As a result of the negotiation outcome, we discontinued our German business operations as of September 1, 2022. Following the local reimbursement process and initiated by GBA-KV, we moved to the Arbitration board with an expected decision by the end of 2022. German legislation allows re-submission of a pricing and reimbursement dossier with new data and we plan to resubmit once we have a new dossier ready.

Rest of World

China

In February 2015, we announced an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan, for uses that are currently commercialized and under development by us in the United States. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. Importantly, the VASCEPA 4 grams per day dose in this study appeared to be well-tolerated with a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong have commenced. The National Medical Products Administration, or NMPA, accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. On February 23, 2022 the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. Edding has communicated that they still anticipate an approval could be achieved before year-end.

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

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019, for VASCEPA. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained a regulatory exclusivity designation and launched commercially in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. Following these negotiations, HLS has signed a Letter of Intent which allows HLS to work with all participating provincial jurisdictions to secure coverage from publicly funded drug plans across Canada, and for VASCEPA to potentially be added to their respective plans. HLS also received notification by the Patented Medical Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. As of September 30, 2022, reimbursement coverage is approximately 70% of publicly covered lives and 95% for private coverage. Public reimbursement is now available in Ontario, Quebec, Saskatchewan, New Brunswick Northwest Territories and for the Non-Insured Health Benefits program for the First Nations and Inuit people. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We continue to assess other potential partnership opportunities for VASCEPA with partners outside of the United States and Europe with the intention of partnering in all other international markets. Our plan is to file three waves of regulatory submissions for approval of VASCEPA in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. We have initiated the first wave of regulatory filings in 2022 and have filed for regulatory review of VASCEPA in 10 countries, including Australia and New Zealand.

Research and Development

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 30 clinical treatment guidelines, consensus statements or scientific statements from medical societies, scientific bodies, or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines or statements which were newly received during the third quarter of 2022 through the filing date of this Quarterly Report with recent examples as listed below:

•
The Taiwan Society of Lipids in Atherosclerosis, in collaboration with experts and opinion leaders from the Taiwan Association of Family Medicine, Taiwan Society of Cardiology, Taiwan Stroke Society, Taiwan Diabetes Association, Taiwan Association of Diabetes Educators, Taiwan Society of Nephrology, and Taiwan Association of Lipid Educators published guidelines that IPE can be considered for management of dyslipidemia in patients with ASCVD or with diabetes and ≥1 risk factor who are already on maximally tolerated statin therapy with high TG levels (>150 mg/dL).
•
The Spanish Society of Cardiology and the Spanish Diabetes Society released a consensus statement on the treatment of hypertriglyceridemia with IPE in patients aged ≥45 years with established CVD or aged ≥50 years with type 2 diabetes and at least 1 CV risk factor who are taking statins and with LDL-C <100 mg/dL and TG levels 200–499 mg/dL, IPE 2 g twice daily is recommended.

In August 2022, we added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results. A new post hoc exploratory analysis of REDUCE-IT found VASCEPA significantly reduced the risk of cardiovascular death, strokes, heart attacks, coronary revascularization and unstable angina in current/former smokers by 23% and former smokers by 29%.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by the U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. In 2022, we reviewed our contractual supplier purchase obligations and have taken steps to amend supplier agreements to align supply arrangements with current and future market demand. We continue to negotiate with other contract suppliers to align our supply arrangements with current and future global market demand.

Impact of COVID-19

In both the United States and Europe, the spread of COVID-19 limited our access and ability to directly promote VASCEPA to health care professionals. We continue to pursue face-to-face interactions where allowed while also exploring other avenues, including digital, to reach and engage healthcare professionals.

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

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, we sell product to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health and IQVIA may differ from period to period. During the quarters ended September 30, 2022 and 2021, our Product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients. Such support is intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both of the quarters ended September 30, 2022 and 2021 was up to $150 per 30-day prescription filled and up to $450 per 90-day prescription filled. Currently the majority of our product revenue is derived from direct sales of VASCEPA in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in Cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the nine months ended September 30, 2022, we incurred costs of $18.1 million in Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our June 2022 cost reduction plan and the discontinuation of German operations, which consists of severance pay, incentive compensation, insurance benefits, stock-based compensation expense and other contract related costs.

Interest income, net and other income (expense), net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other income (expense), net, consists primarily of foreign exchange losses and gains.

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2022 and 2021 are not more likely than not to be realized.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and September 30, 2021

Total revenue, net. We recorded total revenue, net, of $89.9 million and $142.0 million during the three months ended September 30, 2022 and 2021, respectively, a decrease of $52.2 million, or 37%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the three months ending September 30, 2022 we also sold VASCEPA by prescription in Germany and Sweden and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $52.9 million decrease in U.S. net product revenue, offset by a $0.6 million increase in net product revenue outside of the United States and a $0.1 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $89.2 million and $141.4 million during the three months ended September 30, 2022 and 2021, respectively, a decrease of $52.2 million, or 37%.

This decrease was driven primarily by a 38% decrease in VASCEPA sales in the United States. This decrease was driven by a decline in volume as a result of the impact of increased generic competition in the market. During the three months ended September

30, 2022, there were three generics in the market. During the three months ended September 30, 2021 there were two generics in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health increased for the three months ended September 30, 2022 by 5% as compared to the three months ended September 30, 2021. Our share of the icosapent ethyl market has decreased to approximately 62% in the three months ended September 30, 2022 compared to approximately 83% in the three months ended September 30, 2021. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 22% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

In Europe, our commercial launch and growth of the market has been slower than expected due to the resurgence of COVID-19 earlier in the year throughout Europe and political unrest in eastern Europe resulting in product revenue, net, of $0.7 million during the three months ended September 30, 2022. We began commercialization in Europe in September 2021, and as such recorded $0.2 million in product revenue, net during the three months ended September 30, 2021.

For the three months ended September 30, 2022 we recorded $0.6 million of product revenue, net, to our collaboration partners compared to $0.6 million during the three months ended September 30, 2021.

Despite the generic competition in the U.S., including a third generic entrant in January 2022 and a fourth generic entrant in September 2022 for the 0.5-gram capsule only, we remain confident that the global patient need for VASCEPA is high. In July 2022, the UK's NICE announced final guidance for reimbursement for VAZKEPA and use across the NHS in England and Wales. We launched commercial operations in the UK in October 2022 and expect to launch commercial operations in up to 5 additional countries throughout Europe in 2022, while also receiving up to 8 reimbursement decisions in 2022. As a result of the impact of generic competition in the U.S. and challenges for most drugs seeking market access in Europe, we are not providing revenue guidance at this time.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended September 30, 2022 and 2021 was $0.7 million and $0.6 million, respectively, an increase of $0.1 million, or 10%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the three months ended September 30, 2022 and 2021 was $27.0 million and $30.2 million, respectively, a decrease of $3.2 million, or 11%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended September 30, 2022, as part of our cost reduction plan we continued to take steps to amend our supplier agreements to align supply arrangements with current and future demand resulting in a $3.1 million charge, which was recorded as Cost of goods sold - restructuring inventory.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2022 and 2021 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended September 30, 2022 and 2021 was 70% and 79%, respectively. Excluding the restructuring inventory, gross margin was 73% for the three months ended September 30, 2022. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2022 and 2021 was $58.7 million and $103.0 million, respectively, a decrease of $44.2 million, or 43%. Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 are summarized in the table below:

	Three months ended September 30,
In thousands	2022	2021
Selling expense (1)	$32,443	$67,895
General and administrative expense (2)	21,915	25,828
Non-cash stock-based compensation expense (3)	4,387	9,242
Total selling, general and administrative expense	$58,745	$102,965

(1)
Selling expense for the three months ended September 30, 2022 and 2021 was $32.4 million and $67.9 million, respectively, a decrease of $35.5 million, or 52%. This decrease is primarily due to a reduction in costs associated with our previously announced Go-to-Market strategy in September 2021 and Comprehensive Cost Reduction Plan in June 2022 resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force.
(2)
General and administrative expense for the three months ended September 30, 2022 and 2021 was $21.9 million and $25.8 million, respectively, a decrease of $3.9 million, or 15%. This decrease is primarily due to a decrease in employee related costs resulting from the Comprehensive Cost Reduction Plan in June 2022. The decrease was further impacted by higher legal fees related to the patent infringement litigation during the three months ended September 30, 2021.
(3)
Non-cash stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $4.4 million and $9.2 million, respectively, a decrease of $4.9 million, or 53%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of expense associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We are investing in building an appropriate foundation for the successful launch of VAZKEPA throughout Europe, advancing regulatory filings internationally and navigating the dynamic U.S. environment. As a result, we will continue to evaluate all of our spending commitments and priorities as well as adjust our level of education and promotional activities based on various factors, including the impact of U.S. generic competition.

Research and development expense. Research and development expense for the three months ended September 30, 2022 and 2021 was $5.8 million and $7.8 million, respectively, a decrease of $2.1 million, or 26%. Research and development expenses for the three months ended September 30, 2022 and 2021 are summarized in the table below:

	Three months ended September 30,
In thousands	2022	2021
REDUCE-IT study (1)	$282	$937
Regulatory filing fees and expenses (2)	539	273
Internal staffing, overhead and other (3)	4,317	5,420
Research and development expense, excluding non-cash expense	5,138	6,630
Non-cash stock-based compensation expense (4)	627	1,190
Total research and development expense	$5,765	$7,820
(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion in the prior year of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended September 30, 2022 and 2021 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(3)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing regulatory approvals for VAZKEPA in Europe as achieved in 2021. Also included are costs related to qualifying suppliers, costs related to the development of a fixed-dose combination product and costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.

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

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of generic competition.

Restructuring expense. Restructuring expense for the three months ended September 30, 2022 and 2021 was $3.5 million and $14.1 million, respectively, a decrease of $10.6 million, or 75%. The charge in the current year is due to the discontinuation of the German operations announced on August 19, 2022, which resulted from a viable agreement on the reimbursement price of VAZKEPA in Germany not being reached. The prior year charge was the result of a U.S. Go-to-Market strategy that reduced the U.S. sales force to 300 sales representatives at that time. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the three months ended September 30, 2022 and 2021 was $0.8 million and $0.2, respectively, an increase of $0.6 million, or 360%. Interest income, net represents income earned on cash and investment balances. The increase is primarily due to higher rates in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2022 and 2021 was income of $0.5 million and expense of $0.1 million, respectively, an increase of $0.6 million, or 996%. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions. The increase in Other income (expense), net is due to the continued global expansion and related activity in foreign currencies.

Income tax provision. Income tax provision for the three months ended September 30, 2022 and 2021 was $1.3 million and $0.2 million, respectively. The provision for the three months ended September 30, 2022 is the result of income generated by our U.S. operations for which tax expense has been recognized based on a full year estimated U.S. income tax liability.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021

Total revenue, net. We recorded total revenue, net, of $278.9 million and $438.7 million during the nine months ended September 30, 2022 and 2021, respectively, a decrease of $159.7 million, or 36%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the nine months ended September 30, 2022 we also sold VASCEPA by prescription in Germany and Sweden and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $163.3 million decrease U.S. net product revenue and a $0.2 million decrease in licensing and royalty revenue offset by a $3.7 million increase in net product revenue outside of the United States.

Product revenue, net. We recorded product revenue, net, of $277.0 million and $436.6 million during the nine months ended September 30, 2022 and 2021, respectively, a decrease of $159.6 million, or 37%.

This decrease was driven primarily by a 38% decrease in VASCEPA sales in the United States. This decrease was driven by a decline in volume and net selling price as a result of the impact from an increase in generic competition in the market. During the nine months ended September 30, 2022 there were three generics in the market. During the majority of the nine months ended September 30, 2021 there was only one generic in the market, with the second generic entering the market in the third quarter of 2021.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health increased for the nine months ended September 30, 2022 by 8% as compared to the nine months ended September 30, 2021. Our share of the icosapent ethyl market has decreased to approximately 66% in the nine months ended September 30, 2022 compared to approximately 87% in the nine months ended September 30, 2021. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 18% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

In Europe, our commercial launch and growth of the market has been slower than expected due to the resurgence of COVID-19 earlier in the year throughout Europe, political unrest in eastern Europe and the Company's decision to cease commercial operations in Germany resulting in product revenue, net, of $2.2 million during the nine months ended September 30, 2022. We began commercialization in Europe in September 2021, and as such recorded product revenue, net of $0.2 million during the nine months ended September 30, 2021.

For the nine months ended September 30, 2022 we recorded $2.9 million of product revenue, net, to our collaboration partners compared to $1.3 million during the nine months ended September 30, 2021.

Despite the generic competition in the U.S., including a third generic entrant in January 2022 and a fourth generic entrant in September 2022 for the 0.5-gram capsule only, we remain confident that the global patient need for VASCEPA is high. In July 2022, the UK's NICE announced final guidance for reimbursement for VAZKEPA and use across the NHS in England and Wales. We launched commercial operations in the UK in October 2022 and expect to launch commercial operations in up to 5 additional countries throughout Europe in 2022, while also receiving up to 8 reimbursement decisions during 2022. As a result of the impact of generic competition in the U.S. and challenges for most drugs seeking market access in Europe, we are not providing revenue guidance at this time.

Licensing and royalty revenue. Licensing and royalty revenue during the nine months ended September 30, 2022 and 2021 was $1.9 million and $2.1 million, respectively, a decrease of $0.2 million, or 7%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the nine months ended September 30, 2022 and 2021 was $100.1 million and $90.7 million, respectively, an increase of $9.4 million, or 10%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the nine months ended September 30, 2022, as part of our cost reduction plan we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in a $18.1 million charge which was recorded as Cost of goods sold - restructuring inventory. In addition during the nine months ended September 30, 2022, we recorded an approximately $9.6 million inventory write-off due to unsellable inventory unrelated to product dating.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2022 and 2021 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the nine months ended September 30, 2022 and 2021 was 64% and 79%, respectively. Excluding the restructuring inventory and inventory write-off charges, gross margin was 74% for the nine months ended September 30, 2022. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2022 and 2021 was $236.3 million and $316.0 million, respectively, a decrease of $79.7 million, or 25%. Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 are summarized in the table below:

	Nine months ended September 30,
In thousands	2022	2021
Selling expense (1)	$147,829	$207,418
General and administrative expense (2)	71,791	84,582
Non-cash stock-based compensation expense (3)	16,665	23,966
Total selling, general and administrative expense	$236,285	$315,966

(1)
Selling expense for the nine months ended September 30, 2022 and 2021 was $147.8 million and $207.4 million, respectively, a decrease of $59.6 million, or 29%. This decrease is primarily due to a reduction in costs associated with our September 2021 Go-to-Market strategy and June 2022 Comprehensive Cost Reduction Plan resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force.
(2)
General and administrative expense for the nine months ended September 30, 2022 and 2021 was $71.8 million and $84.6 million, respectively, a decrease of $12.8 million, or 15%. This decrease is primarily due to a decrease in employee related costs as a result of the reduction in force from the September 2021 Go-to-Market strategy and the June 2022 Comprehensive Cost Reduction Plan. The decrease was further impacted due to a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market as well as higher legal fees related to the patent infringement litigation during the nine months ended September 30, 2021.
(3)
Non-cash stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $16.7 million and $24.0 million, respectively, a decrease of $7.3 million, or 30%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is primarily due to the decrease in U.S. field force as well as the reversal of expense associate with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We are investing in building an appropriate foundation for the successful launch of VAZKEPA throughout Europe, advancing regulatory filings internationally and navigating the dynamic U.S. environment. As a result, we will continue to evaluate all of our spending commitments and priorities as well as adjust our level of education and promotional activities based on various factors, including the impact of U.S. generic competition.

Research and development expense. Research and development expense for the nine months ended September 30, 2022 and 2021 was $25.2 million and $23.6 million, respectively, an increase of $1.6 million, or 7%. Research and development expenses for the nine months ended September 30, 2022 and 2021 are summarized in the table below:

	Nine months ended September 30,
In thousands	2022	2021
REDUCE-IT study (1)	$1,475	$3,006
Regulatory filing fees and expenses (2)	1,692	898
Internal staffing, overhead and other (3)	18,478	16,780
Research and development expense, excluding non-cash expense	21,645	20,684
Non-cash stock-based compensation expense (4)	3,527	2,870
Total research and development expense	$25,172	$23,554

(1)
In September 2018, we announced landmark positive topline results of the REDUCE-IT cardiovascular outcomes trial. The decrease in expenses is primarily driven by the completion in the prior year of certain analyses performed beyond the REDUCE-IT cardiovascular outcomes trial.
(2)
The regulatory filing fees in each of the quarters ended September 30, 2022 and 2021 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
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
(4)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions. The increase is due to the reversal of expense occurring in the previous year associated with certain performance-based awards as it was no longer deemed probable at the time that the performance criteria for vesting would be achieved within the required timeframe being greater than the reversal of expense associated with certain performance-based awards in the current year.

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on the impact of COVID-19 and generic competition.

Restructuring expense. Restructuring expense for the nine months ended September 30, 2022 and 2021 was $13.7 million and $14.1 million, respectively, a decrease of $0.4 million, or 3%. The charge in the current year is due to the implementation of the Comprehensive Cost Reduction Plan announced on June 6, 2022 as well as the discontinuation of the German operations announced on August 19, 2022. These two plans were related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives and the closure of our German operations due to a viable agreement on the reimbursement price of VAZKEPA in Germany not being reached, respectively. The prior year charge was the result of a September 2021 Go-to-Market strategy that reduced the U.S. sales force to 300 sales representatives at that time. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the nine months ended September 30, 2022 and 2021 was $1.2 million and $0.9 million, respectively, an increase of $0.3 million, or 35%. Interest income, net represents income earned on cash and investment balances. The increase is primarily due to higher rates in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2022 and 2021 was expense of $2.0 million and $0.4 million, respectively, an increase of $1.6 million, or 410%. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions. The increase in Other income (expense), net is due to the continued global expansion and related activity in foreign currencies.

Income tax provision. Income tax provision for the nine months ended September 30, 2022 and 2021 was a provision of $9.6 million and $1.9 million, respectively. The provision for the nine months ended September 30, 2022 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of September 30, 2022 include cash and cash equivalents and restricted cash of $244.4 million, short-term investments of $63.2 million and long-term investments of $2.3 million, with no debt. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2022	2021
Cash (used in) provided by:
Operating activities	$(181.6)	$(38.3)
Investing activities	203.1	79.1
Financing activities	(0.4)	(4.9)
Increase in cash and cash equivalents and restricted cash	$21.1	$35.9

Net cash used in operating activities increased during the nine months ended September 30, 2022 as compared to the same period in 2021 is primarily as a result of a decrease in U.S. product revenue, costs associated with commercial and pre-launch operations in Europe as well as an increase in inventory purchases in the first half of 2022.

Net cash provided by investing activities during the nine months ended September 30, 2022 is primarily due to the proceeds from the maturity of $240.6 million in investment-grade interest bearing instruments, partially offset by $37.5 million in purchases of investment-grade interest bearing instruments as compared to the same period in 2021 where proceeds from the maturity of investment-grade interest bearing instruments was $312.2 million, partially offset by $233.1 million in purchases of investment-grade interest bearing instruments.

Net cash used by financing activities during the nine months ended September 30, 2022 as compared to the same period in 2021 is primarily a result of an increase in taxes paid related to stock-based awards.

As of September 30, 2022, we had net accounts receivable of $123.4 million, current inventory of $227.6 million and long-term inventory of $188.0 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.5 billion as of September 30, 2022. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States of VAZKEPA in Europe. In addition, our June 2022 Comprehensive Cost Reduction Plan to address current shifts within our U.S. business is expected to result in savings of $100.0 million over twelve months compared to 2021 operating expenses. For Europe, VAZKEPA is available in the UK and Sweden and we commenced pre-launch planning and other commercial preparation activities, and continue to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis.

As of September 30, 2022, we had cash and cash equivalents of $240.5 million and short-term investments of $63.2 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date of the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Our contractual obligations consist mainly of payments related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space. There have been no material changes during the nine months ended September 30, 2022 to our contractual obligations as presented in Part II, Item 7 of our Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report includes a discussion of our current legal proceedings. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for further details on our legal proceedings during the nine months ended September 30, 2022.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.
•
Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to meet our expectations for commercial success.
•
Our cost reduction and organizational restructuring plan may not be successful in addressing current shifts within the Company's U.S. business and developing sales internationally.
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

Risks Related to the Commercialization and Development of VASCEPA

*We are substantially dependent upon VASCEPA (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets. In the United States, VASCEPA is facing increasing competition from generic versions of the drug. In Europe, we are in the process of obtaining relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe or elsewhere.

The success of our company depends on our ability to successfully commercialize our only product, VASCEPA (icosapent ethyl) capsules, in major markets globally. In recent years and currently, much of our financial results and revenue has been dependent on our ability to execute our development and commercial strategy for VASCEPA in the United States. Generic versions of VASCEPA launched in the United States for the 1-gram capsule in November 2020, June 2021, January 2022 and for the 0.5-gram capsule in September 2022. We expect that VASCEPA could face more competition from generic companies in the United States in the near term in light of the patent litigation rulings against us, applicable only in this territory. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States. In June 2022, we implemented a cost and organizational restructuring plan, which included a further reduction to our U.S. commercial team from approximately 300 sales representatives to approximately 75 sales representatives. Although this has resulted in an improved expense structure, such efforts could impact employee morale and make hiring and retaining talented personnel more challenging, may not result in all of the cost-savings or other benefits we anticipate and are costly to implement.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States. In March 2021 we announced that the European Commission, or the EC, approved the marketing authorization application for icosapent ethyl, under the brand name VAZKEPA, hereafter along with VASCEPA, collectively referred to as VASCEPA, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (≥150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk factor. This process is conducted on a country-by-country basis and is time-consuming and complex. On March 25, 2022, Amarin received its first national reimbursement in a European country with official confirmation that the Swedish Dental and Pharmaceutical Benefits Agency, or TLV, approved VAZKEPA for national reimbursement in Sweden. On July 13, 2022 the UK’s National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA® and use across the National Health Service, or NHS, in England and Wales to reduce the risk of CV events in adult statin-treated patients at high cardiovascular risk who have elevated triglycerides (≥150 mg/dL [≥ 1.7 mmol/L]), LDL-C levels >1.04 mmol/L (and ≤ 2.60 mmol/L) and established cardiovascular disease. In August 2022, we announced that we discontinued business operations in Germany following the conclusion of negotiations with the National Association of Statutory Health Insurance Funds during which a viable agreement on the reimbursement price of VAZKEPA could not be reached. Although the matter is now moving to the Arbitration Board for a final decision, and although we plan to resubmit a pricing and reimbursement dossier with new data in Germany once we have a new dossier ready, we may be unable to resume operations, including commercialization efforts, in Germany. We are in the process of obtaining further pricing and reimbursement approvals for VAZKEPA in relevant jurisdictions in Europe. As of September 30, 2022, in Canada reimbursement coverage is approximately 70% of publicly covered lives and 95% for private coverage. Public reimbursement is now available in Ontario, Quebec, Saskatchewan, New Brunswick Northwest Territories and for the Non-Insured Health Benefits program for the First Nations and Inuit people. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries.

Our expansion and development of VASCEPA outside the United States is generally not subject to the adverse patent ruling in the United States. Development outside the United States is primarily based on the REDUCE-IT indication approved for VASCEPA in the United States. That second indication, which we believe has significantly more value potential, is for use of the drug in the reduction of cardiovascular risk in select high-risk patients.

We have been developing VAZKEPA on our own in Europe for the approved cardiovascular risk reduction indication and are exploring possible strategic collaborations in smaller markets within Europe and in other major markets. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, and if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The development and commercial time cycle for VASCEPA or other products that we may develop from our research and development efforts could result in delays in our ability to achieve commercial success. For example, it took over a decade of preceding product development before we received marketing approval for VAZKEPA in March 2021 from the EC.

Likewise, if we seek to diversify our development programs or product offerings through licensing or acquisitions, such transactions are also time-consuming, may be dilutive to existing shareholdings, and may be initially disruptive to operations. These transactions may not be available on favorable terms, or at all. These dynamics can restrict our ability to respond rapidly to adverse business conditions for VASCEPA. If development of, or demand for, VASCEPA does not meet expectations, we may not have the ability to effectively shift our resources to the development of alternative products, or do so in a timely manner, without suffering material adverse effects on our business. As a result, the lack of alternative markets and products we develop could constrain our ability to generate revenues and achieve profitability.

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

In November 2020, Hikma launched its generic version of VASCEPA on a limited scale and with a label that reflects the MARINE indication, and revised labeling based on the results of the REDUCE-IT trial. On November 30, 2020, we filed a patent infringement lawsuit against a Hikma affiliate for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021 we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement on the aspect of the litigation relating to the Company and Hikma. The Company intends to appeal the decision of the district court now that it is permitted to do so and also intends to continue to vigorously pursue its ongoing litigation with Health Net, but cannot predict the outcome or the impact on its business.

In June 2021, Dr. Reddy's launched its generic version of VASCEPA with labeling that is substantially similar to labeling of the Hikma generic product. In January 2022, Apotex Inc., or Apotex, launched its generic version of VASCEPA with labeling that is substantially consistent with the labeling of the other generic products. In September 2022, Teva Pharmaceuticals USA, Inc., or Teva, lauched its generic version of VASCEPA's 0.5-gram capsule with consistent labeling as the other generic products.

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

Generally, once a generic version of a drug is available in the market, the generic version is typically used in many U.S. states to fill a prescription for any use of the drug, subject, to state reimbursement laws. Although, in our case, use of generic versions of VASCEPA, whether with primarily a MARINE indication label or REDUCE-IT indication label, could be further subject to the potential for patent infringement under certain case law and subject to certain Teva and Apotex settlement agreement terms, we currently face generic competition from Hikma's, Dr. Reddy’s, Apotex's and Teva's (0.5-gram only) generic versions of VASCEPA in the United States, and could face increased competition from these or additional generic entrants in the near term, which could have a material and adverse impact on our revenues and our results of operations. There can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by U.S. FDA, even if such use is determined to infringe certain of our patent claims.

Although we continue to believe that VASCEPA is difficult to manufacture and that building capacity to manufacture VASCEPA would be time-consuming and expensive for generic companies, we do not have direct visibility into the supply levels of any of the generic companies and we rely on our own experience together with information from third parties, which information may not be reliable. As such, generic companies could potentially find or develop sources of qualified VASCEPA supply that are not known to us and that are more efficient or less expensive than our sources. Furthermore, generic companies could potentially convince suppliers to prioritize supply to the generic companies.

We have limited experience as a company in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

While we have been working internally and with partners to support efforts toward approvals and commercialization outside the United States in light of the REDUCE-IT results and the EC approval of VAZKEPA, we may be unsuccessful in expanding our global footprint. For example, we are launching VAZKEPA on our own in the most commercially significant markets in Europe. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage and be impacted by decisions by and interactions with local regulators, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. For example, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached with German regulators and we have discontinued our Germany business operations. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

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
•
unforeseen costs and expenses associated with operating a new independent sales and marketing organization; and
•
the continued or resumed impact from COVID-19 on healthcare providers, patients and personnel which may vary considerably from jurisdiction to jurisdiction, as well as on local restrictions and practices, including the complexities of having to understand and navigate multiple and evolving sets of protocols and the accessibility and rates of vaccinations in various geographies.

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
•
the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing teams;
•
publicity concerning VASCEPA or competing products;
•
our ability to continually promote VASCEPA in the United States consistent with and outside of U.S. FDA-approved labeling and the related perception thereof;
•
sufficient third-party coverage or reimbursement for VASCEPA and its prescribed uses, on-label and off-label;
•
natural disasters, including pandemics such as COVID-19 and political unrest which could inhibit our ability to promote VASCEPA regionally and which could negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
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

*Despite some recent remediation of the negative impacts on our business from the COVID-19 pandemic, the evolving and continued scale, scope and duration of business interruptions caused by the ongoing COVID-19 pandemic and related recovery efforts remain uncertain.

Despite recent improvements, the global spread of COVID-19 has created significant volatility, uncertainty and disruption in healthcare, social, supply and economic infrastructures. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

•
the duration, volatility and scope of the pandemic, including resurgences, and the efficacy of recovery efforts;
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
•
our ability to commercialize VASCEPA, including if travel restrictions, social distancing and other containment measures are resumed or intensified;
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

Even as the impacts of the pandemic appear to subside, additional variants may emerge and as vaccine usage and protocols evolve, face-to-face interactions may continue to be challenging for us to predict. The circumstances surrounding COVID-19 vary geographically and vary over time, with continued risk of potential resurgences in COVID-19 cases, and the possibility of reinstitution of protocols, in various geographies as the efficacy of the vaccine on various strains remains uncertain. While we have supplemented our face-to-face interactions with virtual outreach, these efforts may not be as impactful as traditional, in-person interactions. Specifically, access to healthcare professionals through the internet or other channels, may not be as productive as in-person interactions.

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

For example, the Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069) is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Patients will be randomized to either a control group (standard treatment) or EPA group (standard treatment plus 1.8 grams per day of eicosapentaenoic acid), to examine the effects of a different formulation of icosapent ethyl than VASCEPA on the incidence of cardiovascular events. The relationship between the ratio of EPA to arachidonic acid and incidence of events will also be examined. Results from this study are expected to be presented during the 2022 American Heart Association Scientific Sessions in November 2022.

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

We have also funded investigational studies on the use of VASCEPA in the setting of COVID-19 infection. On December 12, 2020, we announced at the National Lipid Association Scientific Sessions 2020 positive clinical results from the CardioLink-9 Trial, the first results of a study of VASCEPA in COVID-19 infected outpatients. Results from the investigator sponsored study in Argentina called PREPARE-IT-1 were presented by the lead trial investigator at the European Society of Cardiology on August 29, 2021 and the results did not meet the primary and/or other endpoints studied. Results from the investigator sponsored study in Argentina called PREPARE-IT-2 were presented by the lead trial investigator at the American Heart Association Scientific Sessions in November 2021 and the results did not meet the primary and/or other endpoints studied. Results from the other investigational study, called MITIGATE, are expected during the first half of 2023.

If the outcomes of one or more of these studies do not meet expectations, the perception of existing clinical results of VASCEPA, such as MARINE or REDUCE-IT, or the perceived clinical profile and commercial value of VASCEPA and its regulatory status may suffer. If this occurs our revenue and business could suffer and our stock price could significantly decline.

*Our cost reduction and organizational restructuring plan may not be successful in addressing the current shift in the United States business and developing sales internationally.

If we are not successful in our efforts to continue to market and sell VASCEPA in the United States, including from the implementation of our cost reduction and organizational restructuring plan announced in June 2022, reduced sales force, our anticipated revenues or our expenses could be materially and negatively affected, and we may not maintain profitability in the United States or obtain profitability internationally, may need to cut back on research and development activities or implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

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

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by Hikma in November 2020, Dr. Reddy's in June 2021, Apotex in January 2022 and Teva for the 0.5-gram capsule only in September 2022, and with the potential for further generic versions being launched, it may not be viable for us to continue to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

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

AstraZeneca conducted a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia, or STRENGTH. The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020 following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the AHA's Scientific Sessions in November 2020, confirming that Epanova failed to meet the primary endpoint of CV risk reduction, and published in Journal of the American Medical Association (JAMA) in December 2020. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. In April 2022, Kowa Research Institute announced the decision to not continue the PROMINENT study as the primary endpoint was unlikely to be met. Results of the PROMINENT trial are scheduled to be presented at the 2022 American Heart Association Scientific Session in November 2022.

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures of are not effective in lowering cardiovascular risk. Results and analyses of these failed outcomes studies, as described below, while not done with VASCEPA, may negatively affect sales of VASCEPA if omega-3 mixtures are broadly viewed as ineffective.

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

Afimmune Ltd. has an oral, small molecule drug candidate, epeleuton (DS-102), in development for a number of conditions of the liver, lung, and metabolic system, including hypertriglyceridemia and cardiovascular risk reduction, Phase 2 clinical trials are currently ongoing for non-alcoholic fatty liver disease, or NAFLD, chronic obstructive pulmonary disease, or COPD, and planned for hypertriglyceridemia and type 2 diabetes (TRIAGE), in the United States. In November 2019, Afimmune Ltd. announced positive results from an exploratory Phase 2 study of epeleuton in patients with NAFLD in which the molecule decreased triglycerides, improved glycemic control, and decreased markers of inflammation. In August 2020, Afimmune reported Ph2a study results of epeleuton in patients with NAFLD. Although epeleuton failed to meet the primary endpoint to demonstrate effects on liver enzyme elevation, it demonstrated significant reduction of triglycerides, HbA1c and potential for CV risk reduction. In September 2020, Afimmune announced the start of TRIglyceride And Glucose control with Epeleuton in Metabolic Syndrome Patients, or TRIAGE, a

Phase IIb study of epeleuton in patients with high triglycerides and type 2 diabetes to assess the safety and efficacy of orally administered epeleuton capsules vs placebo in the treatment of hypertriglyceridemia and type 2 diabetes. The trial completed in May 2022 and results are expected in the fourth quarter of 2022.

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

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication, are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as did Hikma in November 2020, Dr. Reddy's in June 2021, Apotex in January 2022 and Teva for the 0.5-gram capsule only in September 2022. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. One of our generic competitors has filed a lawsuit against us claiming we have engaged in anticompetitive practices related to our building of adequate supply for our needs and government agencies are investigating our business as it relates to the supply of the active pharmaceutical ingredient in VASCEPA. Consumer lawsuits with similar allegations have also been filed. This dynamic and resulting regulatory scrutiny could be costly for us and could negatively and materially interfere with our business plans.

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and necessitates long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop with our third-party, active pharmaceutical ingredient supply chain the technical knowhow, manufacturing processes and related regulatory approvals that have helped enable our suppliers to supply our clinical and commercial needs globally.

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

In addition, to the extent the net price of VASCEPA to patients after insurance and offered discounts is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through the lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these retail alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that directly or indirectly favor supplement use over VASCEPA. While VASCEPA is priced comparatively with, or in some cases lower than, many competing treatments, particularly when taking into account insurance coverage, such pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price our product or VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

* The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including adequacy of product reimbursement, which can vary from country to country. If we are unable to realize product reimbursement rates at reasonable levels, or at all, patient access to VASCEPA may be limited.

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

Further, securing adequate reimbursement is critical for commercial success of any therapeutic and pricing and reimbursement levels of medications in markets outside the United States can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product, and is not always successful. For example, after the conclusion of negotiations with the National Association of Statutory Health Insurance Funds, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached, and the matter is now moving to the Arbitration Board for a final decision. As a result of the negotiation outcome, we have discontinued our German operations as of September 1, 2022.

Further, in certain European countries, securing product reimbursement is a requisite to commercial launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost-effectiveness of VASCEPA to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. Our business could be harmed if reimbursement of our products is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels. If the pricing and reimbursement levels of VASCEPA are lower than we anticipate, then affordability of, and market access to, VASCEPA may be adversely affected and thus market potential in these territories would suffer.

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

Specifically, in the United States and in some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes to the healthcare system in ways that could affect our ability to sell our products profitably. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction occurred from April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue. Also for example, the ACA has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the U.S. pharmaceutical industry. Among other cost-containment measures, the ACA establishes:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration's policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section

804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA's implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. On February 10, 2021, plaintiffs-appellees filed a writ of certiorari with the U.S. Supreme Court. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria, and new payment methodologies, and in additional downward pressure on coverage and payment and the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

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

The U.S. FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we or our approved suppliers are unable to comply, we may be subject to regulatory, civil actions or penalties, or we may be prevented from manufacturing or selling VASCEPA, all of which could significantly and adversely affect our business. Furthermore, reductions in government operations due to pandemic mitigation efforts, or other factors, may delay timely regulatory review by U.S. FDA or similar foreign regulatory bodies. For example, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the

U.S. FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In April 2021, the U.S. FDA resumed inspections, but on a limited basis, and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Lasting impacts from travel restrictions and continued uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The U.S. FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the U.S. FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the U.S. FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.

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

In February 2015, we entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding, related to the development and commercialization of VASCEPA in the China Territory. Under the DCS Agreement, Edding is responsible for development and commercialization activities in the China Territory and associated expenses. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. In December 2017, Edding commenced a pivotal Phase 3 clinical trial aimed to demonstrate that VASCEPA lowers triglyceride levels and otherwise has beneficial effects in Chinese patients with severe hypertriglyceridemia (TG >500 mg/dL), as we previously demonstrated with VASCEPA in the more diverse population studied in the MARINE study. In November 2020, we announced statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA. On February 9, 2021, we announced that the regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong have commenced. The Chinese National Medical Products Administration, or NMPA, has accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. Edding has communicated that they still anticipate an approval could be achieved before year-end in China. On February 23, 2022 the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. Even though such results are similar to the MARINE study, additional clinical development efforts may be necessary in this market to demonstrate the effectiveness of VASCEPA in reducing major adverse cardiovascular events in Chinese patients with persistent cardiovascular risk. Any development and regulatory efforts in the China Territory may be negatively impacted if the coronavirus pandemic worsens, continues or spreads, and if resources by regulators and industry professionals continue to be diverted to address the prolonged coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

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

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. We are responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities. In December 2019, VASCEPA was approved for use in Canada to reduce the risk of cardiovascular events in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained an extended regulatory exclusivity designation. In February 2020, HLS launched VASCEPA in Canada, with strong initial uptake before the impact of COVID-19 pandemic. In July 2020, Patented Medicine Prices Review Board confirmed VASCEPA price is compliant with current guidelines, and CADTH recommended reimbursement for

VASCEPA in Canada in secondary prevention population. As of September 30, 2022, reimbursement coverage is approximately 70% of publicly covered lives and 95% for private coverage. Public reimbursement is now available in Ontario, Quebec, Saskatchewan, New Brunswick Northwest Territories and for the Non-Insured Health Benefits program for the First Nations and Inuit people. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. However, if HLS is not able to effectively commercialize VASCEPA in Canada through effective pricing (initially and over time), reimbursement or otherwise we may not be able to generate revenue from the sale of VASCEPA in Canada.

Our efforts to launch and support commercialization of VAZKEPA on our own in Europe is a complex undertaking for a company that, other than our launch of VAZKEPA in Germany in September 2021 (where operations were subsequently discontinued) and the launch of VAZKEPA in the UK in October 2022, has not launched or otherwise commercialized a product in Europe and could be subject to significant risks of execution to our successful development and revenue generation of VAZKEPA in Europe. While various of our suppliers have been inspected and we do not anticipate supply availability limiting our launch in Europe, COVID-19 has limited the ability of suppliers to be inspected and not all of our suppliers have completed all of the requirements of the European regulatory authorities.

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

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory measures impacting patients using affected products could have a material adverse effect on our sales, business and financial condition. For example, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's, or PhRMA, motion for summary judgment invalidating the accumulator adjustment rule. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this report, we had 127 patent applications in the United States that have been either issued or allowed and more than 30 additional patent applications are pending in the United States. Such 126 allowed and issued applications include the following:

•
one issued U.S. patent directed to a pharmaceutical composition of VASCEPA in a capsule that expires in 2030;
•
62 U.S. patents covering or related to the use of VASCEPA in either the MARINE or ANCHOR populations that have terms that expire in 2030 or later;
•
29 U.S. patents covering or related to the use of VASCEPA in the REDUCE-IT population with terms expiring in 2033 or later;
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

We plan to vigorously defend our rights under issued patents. For example, on November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement on the aspect of the litigation relating to the Company and Hikma. The Company intends to appeal the decision of the district court now that it is permitted to do so and also intends to continue to vigorously pursue its ongoing litigation with Health Net, but cannot predict the outcome or the impact on its business.

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

In January 2022, we disclosed our 2022 financial outlook. Subsequent to that, including in connection with the announcement of our cost and organizational restructuring plan, we have made statements about expected cost reductions and expenditures. Such outlook and estimates are based on estimates, assumptions and the judgment of management. Because of the inherent nature of estimates, including during the uncertainty of our European launch and the impact from U.S. generic competition, we have suspended providing net revenue guidance and there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business and initiative change, our stock price could decline in value.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 26%, 36%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2022, and represented 41%, 32%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2022. Customers A, B, and C accounted for 27%, 37%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2021, and represented 34%, 37%, and 21%, respectively, of the gross accounts receivable balance as of September 30, 2021. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. For the fiscal years ended December 31, 2020 and 2019, we reported net losses of approximately $18.0 million and $22.6 million, and we had an accumulated deficit as of December 31, 2021 of $1.4 billion. For the three months ended September 30, 2022 and 2021, we reported losses of approximately $5.1 million and $13.2 million, respectively, and we had an accumulated deficit as of September 30, 2022 of $1.5 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to research and development and to commercialization, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $240.5 million and short-term investment balance of $63.2 million as of September 30, 2022 will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API, VASCEPA promotional and educational activities, including launch activities in Europe and the impact from COVID-19 on our operations and those of our customers and any current or potential generic competition.

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

The IRA was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA.

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

As of October 21, 2022, we had 403,828,955 common shares outstanding including 383,347,128 shares held as ADSs and 20,481,827 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

While we may seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. There can be no assurance that we will be able to access equity or credit markets in order to finance our current operations or expand development programs for VASCEPA, or that there will not be deterioration in financial markets and confidence in economies, particularly in light of the continued volatility attributed to COVID-19 and other global instability. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs or our commercialization strategies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2022 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - 31, 2022	65,420	$1.37
August 1 - 31, 2022	50,196	1.37
September 1 - 30, 2022	6,068	1.18
Total	121,684	$1.36

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

Date: October 27, 2022

AMARIN CORPORATION PLC

By:	/s/ Tom Reilly
Tom Reilly

Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: October 27, 2022