Form 10-K
period 2022-12-31
AMARIN CORP PLC\UK
filed 2023-03-01
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

112-114 St Stephens Green, Dublin 2, Ireland

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $721.2 million, based upon the closing price on the NASDAQ Global Market reported for such date.

406,115,721 shares were outstanding as of February 24, 2023, including 385,785,809 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 20,329,912 Ordinary Shares.

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

Our principal office is located at Iconic Offices, The Greenway, Block C Ardilaun Court, 112-114 St Stephens Green, Dublin 2 Ireland. Our registered office is located at One New Change, London EC4M 9AF, England. Our primary office for our European market access team is located at Überbauung Metalli, Gotthardstrasse 2, Zug CH-6300, Switzerland. Our primary office in the United States is located at 440 Route 22, Bridgewater, NJ 08807, USA. Our telephone number at that location is (908) 719-1315.

For purposes of this Annual Report on Form 10-K, our ordinary shares may also be referred to as “common shares” or “common stock.”

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication, and commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk.

VASCEPA is currently available by prescription in the U.S. and certain other countries throughout the world, as described below. We are responsible for the supply of VASCEPA to all markets in which the branded product is sold, either directly by us or to and through our collaborations with third-party companies. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below and no similar litigation is pending outside of the United States.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Since VASCEPA was made commercially available in 2013, more than twenty million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market with a 1-gram capsule:

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (1)
Apotex, Inc.	June 2021	January 2022

(1) - Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

In June 2022, to address shifts within our U.S. business due to these generic competitors, we announced a comprehensive cost and organizational restructuring plan which is expected to result in savings of $100.0 million over the subsequent twelve months compared to 2021 operating expenses. Our U.S. cost reduction plan included:

•
U.S. workforce reduction: The reduction of our U.S. field force and corporate positions. Our U.S. field force was reduced from approximately 300 sales representatives to approximately 75 sales representatives.
•
Streamlined operational expenditures: Includes reductions and reallocations in overall selling, general and administrative expenses as well as savings related to refining our research and development strategy to a more focused, stepwise approach for our fixed-dose combination, or FDC, program.

In alignment with our U.S. cost reduction plan, our focus is primarily on engaging with our top VASCEPA brand prescribers, maintaining our exclusive formulary coverage with specific payers, and implementing targeted promotional initiatives amid the continued pressure from generic competitors.

Europe

In 2021, we received marketing authorization and regulatory approval in the EU, England, Wales and Scotland.

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed thirteen dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In countries where individual price reimbursement allowed prior to national reimbursement, product can be made available on a patient by patient basis, while national reimbursement negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report on Form 10-K, we have received and made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	NA	March 2022	March 2022	March 2022
Finland	NA	October 2022	December 2022	December 2022
United Kingdom	NA	July 2022	October 2022	October 2022
Austria	September 2022	NA	September 2022	NA
Denmark	June 2022	NA	June 2022	NA

In order to launch impactfully throughout Europe, we are building a core team of experienced professionals and highly capable local commercial teams involved with pre-launch planning and other commercial preparation activities and we are leveraging third-party relationships for various support activities. We are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approach, which will be utilized throughout Europe as launches are rolled out.

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at individual physician level. Generally, less data is available and at reduced frequencies than in the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion in Europe than in the United States. In Europe, VAZKEPA has the benefit of ten years of market protection, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039.

In September 2021, as part of the German reimbursement process, VAZKEPA was made available in Germany with temporary reimbursement while negotiations for final reimbursement were ongoing and VAZKEPA was included in the country's electronic prescribing system as of October 1, 2021. On August 19, 2022, reimbursement negotiations were concluded without agreement. As a result, we discontinued our German business operations as of September 1, 2022. Following the local reimbursement process and initiated by G-KV, we moved to the Arbitration Board. In November 2022, the Arbitration Board process was concluded without reaching a deal. German legislation allows re-submission of a pricing and reimbursement dossier with new data and we plan to resubmit once we have a new dossier ready.

Rest of World

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. On February 23, 2022 the Hong Kong Department of Health completed their evaluation of the clinical trial conducted in China and approved the use of VASCEPA under the REDUCE-IT indication. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final National Medical Products Administration, or NMPA, review of the VASCEPA NDA was initiated with Edding expecting approval by the end of 2022. Due to delays at the Center for Drug Evaluation, or CDE, as a result of the resurgence of COVID-19 in the Beijing area at the end of 2022, Edding has communicated that an approval in Mainland China could be achieved by mid-year of 2023.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	April 2022	—
Kuwait	December 2021	—	—
Saudi Arabia	March 2022	—	—

VASCEPA is under registration in additional countries in the MENA region.

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained regulatory exclusivity designation and launched commercially in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. Following these negotiations, HLS signed a Letter of Intent which allows HLS to work with all participating provincial jurisdictions to secure coverage from publicly funded drug plans across Canada, and for VASCEPA to potentially be added to their respective plans. HLS also received notification by the Patented Medical Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. As of December 31, 2022, reimbursement coverage is approximately 70% of publicly covered lives and 95% for private coverage. Public reimbursement is now available in Ontario, Quebec, Saskatchewan, New Brunswick Northwest Territories and for the Non-Insured Health Benefits program for the First Nations and Inuit people. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the United States and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval. We have completed the first of a three year plan to submit and obtain regulatory approval in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Annual Report on Form 10-K, we have filed for regulatory review in 10 countries and have received approval in seven countries outside of European Medicines Agency, or EMA, regulatory approval authority, including in Switzerland, Australia and New Zealand, under the

REDUCE-IT indication. In February 2023, we entered into an agreement with CSL Seqirus to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand.

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

On November 10, 2018, we announced primary results from our REDUCE-IT study as late-breaking clinical results at the 2018 Scientific Sessions of the AHA and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% RRR, to a high degree of statistical significance (p<0.001), in first occurrence of MACE in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. Patients qualified to enroll in REDUCE-IT had LDL-C between 41-100 mg/dL (median baseline LDL-C 75 mg/dL) controlled by statin therapy and various cardiovascular risk factors including persistent elevated TG between 135-499 mg/dL (median baseline 216 mg/dL) and either established cardiovascular disease (secondary prevention cohort) or age 50 or more with diabetes mellitus and at least one other CV risk factor (primary prevention cohort). Approximately 59% of the patients had diabetes at baseline, approximately 71% of the patients had established cardiovascular disease at time of enrollment and approximately 29% were primary prevention subjects at high risk for cardiovascular disease. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). We expended more than $300.0 million to fund completion of the REDUCE-IT study.

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

Based on REDUCE-IT results, as of the date of the filing of this Annual Report on Form 10-K, 30 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines which were newly received during the fourth quarter of 2022 as listed below:

•
In November 2022, the American Society of Preventive Cardiology published a clinical practice statement delineating key attributes that define the field of preventive cardiology, including that REDUCE-IT established that icosapent ethyl, or IPE, reduced CV events among patients fasting TG 135 to 499 mg/dL and that results from REDUCE-IT have not been replicated in trials using mixed omega-3 fatty acids suggesting that the CV benefit is attributed to EPA.
•
In November 2022, NICE released its guidelines on lipid management, which included that IPE is recommended for patients with established CVD and elevated fasting TG and who are taking statins with LDL-C levels between 1.04 and 2.60 mmol/L, as per the REDUCE-IT results.

•
In December 2022, the Finnish Medical Association and the Finnish Association of Internists published updated guidelines on dyslipidemia treatment, including that IPE is indicated for patients on statin therapy who have elevated TG levels and are at particularly high risk for arterial disease.
•
In December 2022, the National Society of Cardiometabolic Medicine in China released its consensus statement on the role of omega-3 fatty acids in the prevention and treatment of CVD in Chinese patients. The consensus statement reviewed current knowledge about omega-3 fatty acids and their use in managing CVD in the Chinese population. The following key recommendations were included on use of IPE:
o
High-dose IPE can confer CV benefits in patients with high TG levels at high risk for ASCVD and who have additional CV risk factors.
o
EPA levels may be the driving force behind CV benefit reported with IPE, a concept supported by JELIS and REDUCE-IT trials in which serum EPA levels were inversely associated with CV risk in a dose-response relationship as well as in a sub-analysis of REDUCE-IT, which showed that the CV reduction reported with IPE was attributed to changes in EPA levels rather than lipid biomarkers.
o
IPE is the only omega-3 fatty acid approved by the FDA, Health Canada and the European Medicines Agency, or EMA, for CV risk reduction in patients with CVD or diabetes with other ASCVD risk factors.

During 2022, we announced the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In March 2022, a post hoc sub-analysis of REDUCE-IT, published in the Journal of the American Heart Association, or JAHA, found VASCEPA reduced the risk of cardiovascular death, strokes, heart attacks, coronary revascularization and unstable angina by 34% in patients with a history of percutaneous coronary intervention, or PCI, noting 8.5% and 5.4% absolute risk reductions, respectively, for the primary and secondary composite endpoints.
•
In May 2022, a post hoc sub-analysis of REDUCE-IT, published in the Journal of the American College of Cardiology found VASCEPA significantly reduced the total ischemic event risk of cardiovascular death, stroke, myocardial infarction, coronary revascularization, or hospitalization for unstable angina by 35% in patients who had a prior heart attack.
•
In May 2022, we presented data at the 2022 European Society of Cardiology Congress that VASCEPA significantly reduced ST-segment elevation myocardial infarction by 40% and non-ST segment elevated myocardial by 27%.
•
In August 2022, a post hoc exploratory analysis of REDUCE-IT found VASCEPA significantly reduced the risk of cardiovascular death, strokes, heart attacks, coronary revascularization and unstable angina in current/former smokers by 23% and former smokers by 29%.

The MARINE Trial (first U.S. FDA-approved label for VASCEPA approved in July 2012)

The MARINE trial was a Phase 3, multi-center, placebo-controlled, randomized, double-blind, 12-week study for patients with very high triglycerides which was completed in 2010.

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

Clinical Study in China

Edding completed a Phase 3 study of VASCEPA in China, the study design of which was similar to, but larger than, our MARINE study. In November 2020, along with Edding, we announced statistically significant topline positive results. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 23, 2022, the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. Edding has communicated that an approval in Mainland China could be achieved by mid-year of 2023.

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

In November 2022, the data related to RESPECT-EPA was presented at the American Heart Association, or AHA, 2022 Scientific Sessions, A Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy - Statin and Eicosapentaenoic Acid and PROMINENT, Pemafibrate to Reduce Cardiovascular Outcomes by Reducing Triglycerides in Patients with Diabetes Study. The RESPECT-EPA clinical trial is an independent study funded by the Japanese Heart Foundation and is the third study to show CV benefit consistent with REDUCE-IT and JELIS. The study achieved a borderline statistical significance with a 21.5% reduction in the primary composite endpoint measuring cardiovascular risk and achieved a statistically significant 26.6% reduction in the secondary composite endpoint.

Fixed-Dose Combination

On January 10, 2022, we announced that we have initiated development of a fixed-dose combination product that has both icosapent ethyl and a statin.

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

United States

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2022 Update from the AHA, CVD is the underlying cause of death in approximately one out of every three deaths – one death approximately every 36 seconds. Approximately 127 million adults in the United States live with one or more types of cardiovascular disease with an estimated 1 million new or recurrent coronary events and 795,000 new or recurrent strokes occurring each year. An estimated 28 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 70 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL). According to the Cardiovascular Disease: A Costly Burden for America Projections Through 2035 from the AHA, 45% of the United States population is projected to have some form of CVD by 2035 and total costs of CVD are expected to reach $1.1 trillion in 2035, with direct medical costs projected to reach $749.0 billion and indirect costs estimated to reach $368.0 billion.

It is estimated that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Additionally, approximately 2 to 3 million adults in the United States have very high triglyceride levels (≥500 mg/dL), the condition for which VASCEPA received its initial drug approval from the U.S. FDA in 2012 based on the MARINE clinical trial. There are approximately 5 to 15 million people in the United States that meet the specific REDUCE-IT inclusion criteria. Additionally, the U.S. FDA-approved label for VASCEPA mentions maximally tolerated statin therapy in the indication statement. Since 1976, mean triglyceride levels have increased, along with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. Multiple primary and secondary prevention trials have shown a significant RRR of 25% to 35% in the risk of cardiovascular events with statin therapy, leaving significant persistent residual CV risk despite the achievement of target LDL-C levels.

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

The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The U.S. FDA has approved several international large-scale API manufacturers, global encapsulation leaders and multiple U.S.-based packagers for use in the manufacturing of VASCEPA. All of our manufacturing facilities were approved by the U.S. FDA following successful preapproval inspections and they remain active manufacturers of VASCEPA under U.S. FDA authority. The European Regulatory Authorities has approved an additional European-based packager for use in the manufacturing of VAZKEPA for the European markets.

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

In 2022, we reviewed our contractual supplier purchase obligations and have taken steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2022, we had inventory of $392.4 million, of which approximately 90% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

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

In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy's, and Hikma, and certain of their affiliates, or collectively, the Defendants, several of the Company's patents covering the MARINE indication were declared invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA, have entered the U.S. market and represent our main competitors:

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (1)
Apotex, Inc.	June 2021	January 2022

(1) - Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

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

AstraZeneca conducted a long-term outcomes study to assess Statin Residual Risk Reduction With EpaNova in HiGh Cardiovascular Risk PatienTs With Hypertriglyceridemia, or STRENGTH. The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with hypertriglyceridemia and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. On January 13, 2020, following the recommendation of an independent Data Monitoring Committee, AstraZeneca decided to close the STRENGTH trial due to its low likelihood of demonstrating benefit to patients with mixed dyslipidemia who are at increased risk of cardiovascular disease. Full data from the STRENGTH trial was presented at the AHA’s Scientific Sessions in November 2020 confirming that Epanova failed to meet the primary endpoint of CV risk reduction, and published in Journal of the American Medical Association, or JAMA, in December 2020. In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT examining the effect of pemafibrate (experimental name K-877) in reducing cardiovascular events in Type II diabetic patients with hypertriglyceridemia. In April 2022, Kowa Research Institute announced the decision to not continue the PROMINENT study as the primary endpoint was unlikely to be met. Results of the PROMINENT trial were presented at the 2022 AHA Scientific Session in November 2022, confirming that pemafibrate did not lower the incidence of cardiovascular events among the studied population.

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

Regulatory Matters

Government Regulation and Regulatory Matters

Any product development activities related to VASCEPA or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the U.S. FDA and comparable regulatory authorities in other countries, which regulate the design, research, clinical and nonclinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are generated in two distinct development stages: preclinical and clinical. Drugs must be approved by regulatory authorities before they are first marketed for example, by the U.S. FDA through the new drug application, or NDA, process in the United States or the marketing authorization application, or MAA, process under the EMA in the EU. For new chemical entities, the preclinical development stage generally involves synthesizing the active component, developing the formulation, determining the manufacturing process and controls, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

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

Post-Marketing Requirements in the United States

Following approval of a new product, a pharmaceutical company generally must engage in numerous specific monitoring and recordkeeping activities, such as routine safety surveillance, and must continue to submit periodic and other reports to the applicable regulatory agencies, including any cases of adverse events and appropriate quality control records. Such reports submitted to the U.S. FDA may result in changes to the label and/or other post-marketing requirements or actions, including product withdrawal. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the

FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.These are viable risks once a product is on the market. Additionally, modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the U.S. FDA and other regulators, which may or may not be received or may result in a lengthy review process.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the U.S. FDA. U.S. FDA regulations require that products be manufactured in specific approved facilities and in accordance with pharmaceutical cGMPs, and NDA holders must list their products and register their manufacturing establishments with the U.S. FDA and certain state agencies. Third-party manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are also required to register their establishments with the U.S. FDA and certain state agencies. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the U.S. FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

A three-year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we expect to receive three-year exclusivity in connection with any future regulatory approvals of VASCEPA. For example, we received such three-year regulatory exclusivity in connection with the approval based on the REDUCE-IT outcomes study results. Such three-year exclusivity protection precludes the U.S. FDA from approving a marketing application for an ANDA, a product candidate that the U.S. FDA views as having the same conditions of approval as VASCEPA (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the U.S. FDA with VASCEPA as the reference product, for a period of three years from the date of U.S. FDA approval. The U.S. FDA may accept and commence review of such applications during the three-year exclusivity period. Such three-year exclusivity grant does not prevent a company from challenging the validity of patents at any time, subject to any prior four-year period pending from a grant of five-year exclusivity. This three-year form of exclusivity may also not prevent the U.S. FDA from approving an NDA that relies only on its own data to support the change or innovation.

Regulatory exclusivity is in addition to exclusivity afforded by issued patents related to VASCEPA.

European Union Drug Development and Approval

The below EU rules relating to drug development, approval and post-approval are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, Norway, Liechtenstein and Iceland.

Clinical Trials Regulation

In April 2014, the EU adopted Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022 and overhauled the system of approvals for clinical trials. Specifically, the new Regulation, which is directly applicable in all EU Member States, such that no national implementing legislation in each EU Member State is required, aims to simplify and streamline the approval of clinical trials in the EU. For example, the new Regulation provides for a streamlined application procedure through a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Drug Review and Approval

Medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EU, a company must submit a marketing authorization application, or MAA. Centralized marketing authorizations are issued by the EC through the centralized procedure based on the opinion of the CHMP of the EMA and are valid throughout the EU as well as Iceland, Norway and Lichtenstein. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Now that the United Kingdom, which comprises Great Britain and Northern Ireland, has left the EU, Great Britain is no longer covered by centralized marketing authorizations, while under the Northern Ireland Protocol centralized marketing authorizations continue to be recognized in Northern Ireland. All medicinal products with a centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the EC on the approval of a new marketing authorization in the centralized procedure, in order to quickly grant a Great Britain marketing authorization despite a separate application being required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024. Under this new framework, the MHRA will have regard to decisions on the approval of a marketing authorization made by the EMA and certain other regulators when considering whether to grant a UK marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the UK or Great Britain.

Periods of Authorization and Renewals

A marketing authorization in the EU is valid for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk benefit balance by the EMA for a centrally authorized product, or by the competent authority of the authorizing Member State for a nationally authorized product. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the EU market, in the case of the centralized procedure, or on the market of the authorizing Member State for a nationally authorized product, within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid.

Data and Market Exclusivity

In the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison to the existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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
•
The marketing and promotion of authorized medical products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medical products and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

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

The REDUCE-IT cardiovascular outcomes trial was conducted in part through clinical sites in the EEA. As a result, we are subject to additional privacy restrictions pursuant to European data protection laws, such as the GDPR. We may decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, which may result in us becoming subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, since the UK's exit of the EU, often referred to as Brexit, companies have to now comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act of 2018, retains the GDPR in UK national law. The UK GDPR follows fines up to the greater of £17.5 million or 4% of global turnover. The GDPR and UK GDPR, and other applicable data protection laws, impose restrictions in relation to the international transfer of personal data. For example, in order to transfer data outside of the EEA or the UK to a non-adequate country, the GDPR and UK GDPR (as applicable) requires us to enter into an appropriate transfer mechanism, and may require us to take additional steps to ensure an essentially equivalent level of data protection. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. In the event a legislator, government, regulator or court imposes additional restrictions on international transfers, there may be operational interruption in the performance of services for customers and internal processing of employee information. Such restrictions may also increase our obligations in relation to carrying out international transfers of personal data, and incur additional expense and increased regulatory liabilities. On June 28,

2021, the EC adopted an adequacy decision in respect of transfers of personal data to the UK for a four year period until June 27, 2025. Similarly, the UK has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the UK and the EEA remain unaffected.

Despite Brexit, the GDPR and UK GDPR remain largely aligned. Currently, the most impactful point of divergence between the GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

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

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs, or PAPs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from HHS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs identified by the insurer. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's, as defined herein, marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons.

On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, or PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was delayed to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. On May 17, 2022, the U.S. District Court for the District of Columbia granted PhRMA’s motion for summary judgement invalidating the Medicaid Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices, particularly when for the same product and the same indication as in the U.S., tend to be significantly lower.

Price negotiations are conducted in each EU (and UK) country for new medicines between the manufacturer and the national government pricing committee, or the parties. In many cases, there is no specific timeline for negotiation conclusion and the dynamics depends on the discussions between both parties. Analyzing a benchmark of innovative cardiovascular and metabolic products in recent years, the average time to price negotiation from marketing authorization ranged from 12 months in England to 52 months in countries like France. Recent macro-economic context has put additional pressure on EU authorities in their ability to allocate large budgets for innovative medicines. After this negotiation phase concludes between the parties, a confidential agreement is signed for usually 3 to 5 years with a specific public budget allocation and a price is published, or the list price. For retail products like VAZKEPA in the UK, Sweden or Finland there are no confidential deals with authorities impacting net prices.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

In August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near term. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction was effective beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. There have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FY’s 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc, i.e., before the full court, but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the U.S. Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Recently, there have been several U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration's policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the U.S. FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the U.S. FDA's implementing regulations. The U.S. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. On December 29, 2021, CMS rescinded the Most Favored Nations rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our products. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to the court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was delayed to January 1, 2027 by the Bipartisan Safer Communities

Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. On May 17, 2022, the U.S. District Court for the District of Columbia granted PhRMA’s motion for summary judgement invalidating the Medicaid Accumulator Rule. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Patents, Proprietary Technology, Trade Secrets

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. While certain key patents related to our product based on the MARINE clinical study were determined to be invalid as obvious by a district court in the United States, it remains the case that our ability to successfully implement our business plan and to protect our products with our intellectual property will depend in large part on our ability to:

•
obtain, defend and maintain patent protection and market exclusivity for our current and future products;
•
preserve any trade secrets relating to our current and future products;

•
acquire patented or patentable products and technologies; and
•
operate without infringing the proprietary rights of third parties.

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this Annual Report on Form 10-K, we had more than 100 patent applications in the United States that have been either issued or allowed, most of which are listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations also known as the FDA Orange Book. There are more than 30 additional patent applications pending in the United States.

Currently-issued U.S. patents will expire between 2027 and 2033 and contain claims directed to the methods of using icosapent ethyl to treat hypertriglyceridemia, severe hypertriglyceridemia and cardiovascular risk reduction. Our VASCEPA patent portfolio also includes many granted patents in foreign jurisdictions including pending foreign and Patent Cooperation Treaty, or PCT patent applications. Currently-granted European patents directed to the same subject matter as above will expire between 2027 and 2033, and may be subject to a potential further extension of a patent right. Granted patents in other foreign jurisdictions will expire between 2030 and 2033 and may be subject to a potential further patent term extension, depending on the country. Pending applications covering VASCEPA/VAZKEPA may, if granted, provide exclusivity for the drug until 2039.

Patents and applications described above are either owned by Amarin or exclusively licensed from others.

We have pending patent applications worldwide related to potential new uses of icosapent ethyl or other derivatives of EPA and potential new formulations thereof. Patents maturing from such pending applications would expire between 2030 and 2043.

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

Geographies outside the United States in which VASCEPA is sold or under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. Outside the United States, VASCEPA is currently available by prescription in certain European countries, Canada, Lebanon and the United Arab Emirates. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. The EC approval provides ten years of market protection in the EU. Furthermore, patent protection in Europe includes: one allowed patent related to the use of a pharmaceutical composition comprised of 4g of 96% EPA ethyl ester to treat the REDUCE-IT population expiring 2033. In addition, pending patent applications in Europe, if granted, may have the potential to extend exclusivity into 2039.

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

Human Capital Management

As of December 31, 2022, we had approximately 365 full-time employees located in fifteen countries. Attracting, developing and retaining key scientific, technical, research, marketing, sales and other personnel is critical to our ability to implement and execute our business plan and is key to the success of the business. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development, career opportunities and work environment.

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

	2022 Workforce Diversity Representation (U.S. Only)
	Gender	Race
Executive Leadership	20%	16%
Management	42%	36%
Sales Professionals and Other Associates	58%	29%

In the above table, executive leadership is defined as positions of vice president and above. Management is defined as positions of director, manager or equivalent roles.

Employee Development & Engagement

We believe in a direct management-employee engagement model by which managers and employees maintain a regular dialogue about working conditions, compensation, compliance, safety and advancement opportunities. We communicate frequently and transparently with our employees through a variety of communication methods, including written communications and quarterly town hall meetings. We believe these engagement efforts keep our employees informed about our strategy, purpose and priorities, which is consistent with our core values of integrity, operational excellence, collaboration and commitment to quality and we believe this engagement motivates our employees to do their best work. Our core values promote an empowering, supportive atmosphere where we work together to put patients first and improve patient care through our actions and products. We encourage employees to share ideas and learn from each other, while expecting high standards of quality and continuous improvement.

Compensation and Benefits

We are committed to rewarding, supporting, and developing our employees who make it possible to deliver on our strategy. To that end, we offer a comprehensive rewards program aimed at the varying health and financial needs of our employees. Our program includes market-competitive salaries and wages, bonuses and broad-based stock grants, healthcare benefits, retirement plans with employer matching provisions, paid time off and family leave and a strong commitment to corporate wellness. In addition, we have implemented a hybrid workplace model for our offices throughout the world. We utilize independent consultants to help us ensure that our compensation and benefits are competitive with market practices and compliant with laws and regulations in the various geographies in which we operate.

Organizational Structure

At March 1, 2023, we had the following subsidiaries:

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits), and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge on or through our website at www.amarincorp.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or SEC. The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
•
In Europe, we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe.
•
Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve commercial success.
•
Our recent cost reduction and organizational restructuring plans, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our Company's U.S. business and establishing a more significant international footprint.
•
The manufacture, supply and commercialization, including promotional activities, of VASCEPA is subject to regulatory scrutiny.
•
We may not be able to compete effectively against our competitors’ pharmaceutical product, including generic products. In addition, we face competition from omega-3 fatty acids that are marketed by other companies as non-prescription dietary supplements, subjecting us to non-prescription competition and consumer substitution.
•
The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including if we are unable to secure favorable product reimbursement levels, which can vary from country to country. If we are unable to realize product reimbursement rates at reasonable levels, or at all, patient access to VASCEPA may be limited.
•
Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and suppliers, including manufacturers and suppliers who may require us to comply with burdensome minimum purchase commitments, which may be greater than our supply needs.
•
Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risks that limit our profitability and could limit our ability to supply VASCEPA to large market segments.
•
We have limited experience commercializing VASCEPA outside the United States, and we may not be successful in building an infrastructure, including a sales force, that can navigate the regulatory and other dynamics outside of the United States. We are currently, and may continue to be, substantially dependent on third parties for our international efforts, and we may not be successful in negotiating or establishing relationships with business partners to support and maintain control over our international activities.
•
We are dependent on patents, proprietary rights and confidentiality obligations of our employees, agents, business partners and third parties to protect the commercial value and potential of VASCEPA.
•
Enforcing our patent rights is challenging and costly and, even if we are able to successfully enforce our patent rights, our issued patents may not prevent competitors from competing with VASCEPA.
•
We have pending patent applications relating to VASCEPA and its use. There can be no assurance that any of these applications will issue patents, and even if patent protection is obtained, it may be insufficient to minimize competition or support our commercialization efforts.

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

We currently derive substantially all of our revenue from sales of VASCEPA. We may be substantially dependent on sales of VASCEPA for many years. Our financial condition and the success of our company will be materially adversely affected, we may have to further restructure our current operations, and our business prospects will be limited if we experience any negative developments relating to VASCEPA. For example, in the first quarter of 2020, the U.S. District Court for the District of Nevada issued a ruling in favor of two generic drug companies, Dr. Reddy's Laboratories, Inc., or Dr. Reddy's, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, that declared as invalid several patents of ours protecting the first U.S. FDA-approved use of our drug, to reduce severely high triglyceride levels, or the MARINE indication. We were unsuccessful in our appeals and our stock price was adversely and materially impacted by the ruling, the results of the appeals process and the introduction of generic competition. If other proprietary rights protecting VASCEPA or its use are challenged, our stock price could further decline, particularly if such challenges, which are costly to defend, are successful.

Although we are exploring ways to broaden our development and commercial pipeline, such efforts are likely to be time consuming, costly and may utilize resources that could otherwise be focused on commercializing VASCEPA. For example, it took over a decade of preceding product development before we received marketing approval for VAZKEPA in March 2021 from the European Commission, or the EC.

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

Following the patent litigation rulings against us, generic versions of VASCEPA began launching in the United States in November 2020, and several generic versions are currently available including for both the 0.5-gram and 1-gram capsules, and we expect that VASCEPA could face more competition from generic companies in the United States. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States.

Generally, once a generic version of a drug is available in the market, the generic version is typically used in many U.S. states to fill a prescription for any use of the drug, subject to state substitution laws. Although, we intend to vigorously defend our intellectual property rights related to VASCEPA, there can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by U.S. FDA, even if such use is determined to infringe certain of our patent claims.

Given the changing dynamic in the U.S. market, we initiated cost and organizational restructuring plans which reduced our U.S. commercial team from approximately 300 sales representatives to approximately 75 sales representatives by the end of 2022. Although this streamlining has resulted in an improved expense structure, such efforts could impact employee morale and make hiring and retaining talented personnel more challenging, may not result in all of the cost-savings or other benefits we anticipate and are costly to implement.

In Europe, we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States, particularly in light of the level of competition, including from generic products, in the United States. This process is conducted on a country-by-country basis and is time-consuming and complex, and, even though the EC approved the marketing authorization for VAZKEPA in March 2021, and we have received positive national pricing and reimbursement decisions in England and Wales, Sweden and Finland, there is no guarantee that we will be able to negotiate and obtain further reimbursement and pricing terms on favorable terms, or at all, in the countries where we are pursuing commercialization. Further, successful progress or pricing terms in one country may not be indicative of our outcomes in other jurisdictions. For example, although the UK’s National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA® and use across the National Health Service, or NHS, in England and Wales, we decided to discontinue business operations in Germany following the conclusion of negotiations with the National Association of Statutory Health Insurance Funds during which a viable agreement on the reimbursement price of VAZKEPA could not be reached. The Arbitration Board process concluded without an agreement in November 2022 and although we plan to resubmit a pricing and reimbursement dossier with new data in Germany once we have a new dossier ready, we may be unable to resume commercial operations in Germany. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries and if we are unable to do so, and continue to face increased competition in the United States, our financial position could be materially and adversely impacted.

We have been developing VAZKEPA on our own in Europe, where we have limited experience. We are exploring possible strategic collaborations in smaller markets within Europe and in other major markets, which will increase our reliance on third parties, over whom we have limited control. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. For example, we have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East and Greater China. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, or that we will be able to rely upon these third parties; if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including if we are unable to secure favorable product reimbursement levels, which can vary from country to country. If we are unable to realize product reimbursement rates at reasonable levels, or at all, patient access to VASCEPA may be limited.

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

Further, securing adequate reimbursement is critical for commercial success of any therapeutic and pricing and reimbursement levels of medications in markets outside the United States can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product, and is not always successful. For example, after the conclusion of negotiations with the National Association of Statutory Health Insurance Funds, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result of the negotiation outcome, we discontinued our German operations as of September 1, 2022. In November 2022 the Arbitration Board process concluded without an agreement.

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

We or our partners may even choose to not proceed with marketing VASCEPA in a market, even after obtaining all necessary regulatory approval, due to negative commercial dynamics. Further, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. In addition, we could face competition from products similar or deemed equivalent to VASCEPA in various jurisdictions through regulatory pathways that are more lenient than in the United States or in jurisdictions in which we do not have exclusivity from regulations or intellectual property. If any of these market dynamics exist, the commercial potential in these territories for our product would suffer.

We have limited experience as a company in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

We may be unsuccessful in expanding our global footprint. For example, we are launching VAZKEPA on our own in the most commercially significant markets in Europe. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage and be impacted by decisions by and interactions with local regulators, and we have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. For example, and as noted above, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached with German regulators and we have discontinued our Germany business operations. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

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
•
if we have overestimated the addressable market;
•
the inability of our sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe or patients to use VASCEPA;
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

Government and commercial payor actions outside of the United States have affected and will continue to affect access to and sales of our products

Outside of the United States, we expect countries will continue to take actions to reduce their drug expenditures. International reference pricing, or IRP, has been widely used by many countries outside of the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. Some countries also allow additional rebates or discounts to be negotiated. The outcome of such negotiations can be uncertain and could become publicly disclosed in the future. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Thus, there can be no certainty that we will negotiate satisfactory reimbursement or pricing rates in markets outside of the United States in a timely manner, or at all, or even if we are successful in obtaining satisfactory coverage and reimbursement, we may be unsuccessful in sustaining such coverage and reimbursement, or could face challenges as to the timeliness or certainty of payment by payors to physicians and other providers, which would have a material and adverse impact on our commercialization efforts outside of the United States. We as an organization have limited experience in navigating the pricing and reimbursement regimes, outside of the United States, which foreign regimes are varied and complex, which might hinder our effectiveness in establishing satisfactory pricing, coverage and reimbursement levels in a timely manner or at all.

Factors outside of our control may make it more difficult for VASCEPA to achieve market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve commercial success.

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

In December 2019, the U.S. FDA approved another indication and label expansion for VASCEPA as an adjunct to statin therapy to reduce the risk of MACE events in adult patients with elevated TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease, or our REDUCE-IT indication.

Despite U.S. FDA approval for this indication and expanded label for VASCEPA, we may not meet expectations for market acceptance by physicians, patients, healthcare payors and others in the medical community for this approved use, especially in light of generic competition. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable, or, even if we do achieve profitability, we may not be able to generate consistent profitability. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

•
the impact of and outcome of adjudicated, settled and pending patent litigation;
•
the commercialization and pricing of any current or potential generic versions of VASCEPA;
•
the perceived efficacy and safety of VASCEPA by prescribing healthcare professionals and patients, as compared to no treatment and as compared to alternative treatments in various at-risk patient populations;
•
the prevalence and severity of any side effects and warnings in VASCEPA's approved labeling internationally;
•
peer review of different elements of data supporting our REDUCE-IT indication over time;
•
continued review and analysis of the results of our clinical data supporting our REDUCE-IT indication by regulatory authorities internationally;
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
•
natural disasters, including pandemics such as the COVID-19 pandemic, international conflicts, and political unrest which could inhibit our ability to promote VASCEPA regionally and which could negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
•
new policies or laws affecting VASCEPA sales, such as state and federal efforts to affect drug pricing and provide or remove healthcare coverage that includes reimbursement for prescription drugs; and
•
the actual and perceived efficacy of the product and the prevalence and severity of any side effects and warnings in VASCEPA’s approved labeling internationally.

Any one or more of the above factors could have a negative impact on our ability to successfully commercialize VASCEPA, which would in turn have a negative impact on our financial condition.

Additional data or related interpretations that are generated or arise over time related to REDUCE-IT might not meet expectations, and the perception of REDUCE-IT results and VASCEPA revenue potential may suffer and our stock price may decline.

While the U.S. FDA approved the expanded label for VASCEPA for the REDUCE-IT indication in 2019, additional data assessment by international regulatory authorities or otherwise could yield additional information to inform greater understanding of study outcome, which information could impact the perception of VASCEPA. Such data or interpretations may not be favorable for us. Generally, trial data assessment sufficient to convey a complete picture of trial outcome can take years to complete and publish. When new data are assessed and released or presented it could exceed, match or may not meet investor expectations.

In addition, the same set of data can sometimes be interpreted to reach different conclusions, as when Health Canada approved an indication based on our REDUCE-IT trial data that was different in certain respects than that approved by U.S. FDA and by the EC in Europe. It is possible the scope of subsequent regulatory approvals, if any, could likewise differ based on the same data. Conflicting interpretations of data, or new data, could impact public and medical community perception of the totality of the efficacy and safety data from REDUCE-IT.

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

Ongoing clinical trials or new clinical data involving VASCEPA and similar moderate-to-high doses of eicosapentaenoic acid or icosapent ethyl could adversely impact public perception of VASCEPA’s clinical profile and the commercial and regulatory prospects of VASCEPA.

Ongoing trials of moderate-to-high doses of VASCEPA and icosapent ethyl, or a similar eicosapentaenoic acid product could render new or adverse information on the effects of VASCEPA and its commercial and regulatory prospects.

For example, the Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069) is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Results from this study were presented during the 2022 American Heart Association Scientific Sessions in November 2022 and were consistent with the evidence from the REDUCE-IT study.

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. Even though such results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

If the outcomes of any study involving VASCEPA and icosapent ethyl is unfavorable, the perception of existing clinical results of VASCEPA, such as MARINE or REDUCE-IT, or the perceived clinical profile and commercial value of VASCEPA and its regulatory status, or perceptions about the potential for VASCEPA, including as a treatment for broader indications, may suffer. If this occurs our revenue and business could suffer and our stock price could significantly decline.

Our recent cost reduction and organizational restructuring plans, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our Company's U.S. business and establishing a more significant international footprint.

If we are not successful in our efforts to continue to market and sell VASCEPA in the United States, including following the implementation of our cost reduction and organizational restructuring plan, our anticipated revenues or our expenses could be materially and negatively affected, and we may not maintain profitability in the United States or obtain profitability internationally, may need to cut back on research and development activities or we may need to implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

Our promotional initiatives have had to adjust over the last several years, given the impact of COVID-19 and international instability, which efforts have been costly and require considerable resources. Shifts from traditional face-to-face interactions to mostly virtual outreach, specifically, access to healthcare professionals through digital or other channels, were not as productive as in-person interactions in promoting use of VASCEPA and we have been pursuing increased face-to-face interactions with targeted health care professionals as protocols have eased and travel has resumed to more stable levels. Such efforts are costly and there can be no assurance that they will result in an increase in VASCEPA prescriptions and sales in the near future, or at all.

The manufacture, supply and commercialization, including promotional activities, of VASCEPA is subject to regulatory scrutiny.

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the U.S. FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their U.S. FDA-approved products for uses that have not been approved by the U.S. FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the FCA. However, case law over the last several years has called into question the extent to which the U.S. government, including the U.S. FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of U.S. FDA-approved products such as VASCEPA.

As a result of a lawsuit that we and a group of independent physicians filed against the U.S. FDA in 2015, we were granted preliminary relief through the court’s declaratory judgment that confirmed we may engage in truthful and non-misleading speech promoting the off-label use of VASCEPA to healthcare professionals, i.e., to treat patients with persistently high triglycerides, and that such speech may not form the basis of a misbranding action under the FDCA. The U.S. FDA did not appeal the court’s ruling and ultimately settled this litigation under terms by which the U.S. FDA and the U.S. government agreed to be bound by the conclusions from the federal court order that we may engage in truthful and non-misleading speech promoting the off-label use of VASCEPA and that certain statements and disclosures that we proposed to make to healthcare professionals were truthful and non-misleading. As part of the settlement, given, as expressed in the court’s opinion, that the dynamic nature of science and medicine is that knowledge is ever-advancing and that a statement that is fair and balanced one day may become incomplete or otherwise misleading in the future as new studies are done and new data is acquired, we agreed that we bear the responsibility to ensure that our communications regarding off-label use of VASCEPA remain truthful and non-misleading, consistent with the federal court ruling.

While we believe we are now permitted under applicable law to more broadly promote VASCEPA, the U.S. FDA-approved labeling for VASCEPA did not change as a result of this litigation and settlement, and neither government nor other third-party coverage or reimbursement to pay for the off-label use of VASCEPA promoted under the court declaration was required.

Promotional activities in the biotechnology and pharmaceutical industries generally are subject to considerable regulatory scrutiny and, may be subject to enhanced scrutiny to ensure that our promotion remains within the scope covered by the settlement. For example, under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading, which is subject to a considerable amount of judgment. We, the U.S. FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about VASCEPA.

In June 2020, we received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. Civil False Claims Act, or the FCA, in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa Pharmaceuticals America, Inc., or Kowa America. Similarly, in March 2021, the United States Federal Trade Commission, or the FTC, issued a CID to us in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA. The New York State attorney general similarly issued a subpoena to us regarding the same subject matter on which the FTC CID is focused. The inquiries require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. Although we are cooperating with the government, we cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties.

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

We may not be able to compete effectively against our competitors’ pharmaceutical product, including generic products. In addition, we face competition from omega-3 fatty acids that are marketed by other companies as non-prescription dietary supplements, subjecting us to non-prescription competition and consumer substitution.

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product. We expect that the number of companies seeking to develop products and therapies similar to VASCEPA will increase. Many of these and other existing or potential competitors may have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with, more efficient than or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by companies such as Hikma, Dr. Reddy's, Apotex and Teva, who have greater resources than us, and with the potential for further generic versions being launched, it may not be viable for us to continue to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

We also face considerable competition in the United States from branded products and generic versions of competing branded products and formulations, including Lovaza®, Tricor,® Trilipix® and Niaspan®, all of which have multiple generic competing versions. We compete with these drugs, in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

For a more detailed discussion of our competitors, and potential competing drugs in development, in the United States and the rest of the world, see our discussion above in Item 1. Business - Competition.

Further, drugs in development that are expected to compete with VASCEPA if they are ultimately approved and commercialized, and the perceived safety and efficacy of such commercialized drugs or drug products, could have a negative impact on the perceived safety and efficacy of VASCEPA.

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

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or over-the-counter drugs, by the U.S. FDA in the United States with similar regulatory regimes in Europe and elsewhere. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. Although we have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

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

The paragraph IV notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that the relevant patents are invalid, or both. After receipt of a valid notice, the branded product manufacturer has the option of bringing a patent infringement suit in federal district court against any generic company seeking approval for its product within 45 days from the date of receipt of each notice. If such a suit is commenced within this 45-day period, the Hatch-Waxman Amendments provide for a 30-month stay on U.S. FDA’s ability to give final approval to the proposed generic product, which period begins on the date the paragraph IV notice is received. Generally, during a period of time in which generic applications may be submitted for a branded product based on a product’s regulatory exclusivity status, if no patents are listed in the Orange Book before the date on which a complete ANDA application for a product (excluding an amendment or supplement to the application) is submitted, an ANDA application could be approved by U.S. FDA without regard to a stay. For products entitled to five-year exclusivity status, the Hatch-Waxman Amendments provide that an ANDA application may be submitted after four years following U.S. FDA approval of the branded product if it contains a certification of patent invalidity or non-infringement to a patent listed in the Orange Book. In such a case, the 30-month stay runs from the end of the five-year exclusivity period. Statutory stays may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the ANDA applicant before the expiration of the 30-month period, the stay will be immediately lifted and the U.S. FDA’s review of the application may be completed. Such litigation is often time-consuming and costly and may result in generic competition if such patents are not upheld or if the generic competitor is found not to infringe such patents.

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

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication, are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as Hikma, Dr. Reddy's, Apotex and Teva have done. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. One of our generic competitors has filed a lawsuit against us claiming we have engaged in anticompetitive practices related to our building of adequate supply for our needs, and government agencies are investigating our business as it relates to the supply of the active pharmaceutical ingredient in VASCEPA. Consumer lawsuits with similar allegations have also been filed. This dynamic and resulting regulatory scrutiny could be costly for us and could negatively and materially interfere with our business plans.

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, often requires considerable advanced planning and necessitates long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop with our third-party, active pharmaceutical ingredient, or API, supply chain the technical knowhow, manufacturing processes and obtained related regulatory approvals that have helped enable our suppliers to supply our clinical and commercial needs globally. Despite such efforts, the stability of the supply chain is largely out of our control and is subject to market and supply volatility and the actions of third parties. Any disruption to the supply chain, including the manufacturing processes and availability of API, would be disruptive to our business and would have a negative impact on our results of operations.

In April 2021, Dr. Reddy’s filed a complaint against us in the United States District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors, and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Consumer group lawsuits followed claiming similar violations and alleging, for example, that such alleged violations resulted in higher prices to consumers. In addition, in February 2023, Hikma filed a complaint against us in the United States District Court District of New Jersey (case no. 3:23-cv-01016) with consistent allegations as the Dr. Reddy's complaint. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

In addition, as noted above, we have also received a CID from the U.S. FTC and a subpoena from the New York Attorney General with respect to practices relating to our supply of the active pharmaceutical ingredient in VASCEPA. The government inquiries require us to produce documents and answer related questions relevant to specified time periods. We are cooperating with the agencies. Such investigations can be lengthy, costly and could materially affect and disrupt our business. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. If a government determines that we have violated antitrust law, we could be subject to significant civil fines and penalties.

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

These factors enable dietary supplements to compete with VASCEPA. We may not be successful in such efforts, or such efforts may prove too costly to be effective.

In addition, the net price of VASCEPA to patients even after insurance reimbursement and offered discounts could be significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through the lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these retail alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that directly or indirectly favor supplement use over VASCEPA. VASCEPA pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price our product or VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our litigation and settlement with the U.S. FDA, as discussed above, may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements.

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

Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, such as our former co-promotion partner Kowa America. As discussed above, in June 2020, we received a CID from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver programs during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. FCA in relation to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America. The New York State attorney general similarly issued a subpoena to us regarding the same subject matter on which the FTC CID is focused. The inquiries require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties, and our reputation may be harmed. In addition, even if we comply with U.S. FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the U.S. FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling and marketing, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs.

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

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. Refer to Item 1. Business - United States Healthcare Reform and Legislation and Item 1. Business - Pharmaceutical Pricing and Reimbursement for further details.

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

These and similar regulatory dynamics, including the entry of generic versions of VASCEPA into the market, and the potential for additional generic versions in the near term, can affect our ability to commercialize VASCEPA on commercially reasonable terms and limit the commercial value of VASCEPA.

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

The ACA made significant changes to the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective in 2016, to implement the changes to the Medicaid Drug Rebate program under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

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

In addition, certain U.S. based healthcare providers are moving toward a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. We are unable to predict the reimbursement policies employed by third-party healthcare payors may not be favorable to us.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Refer to Item 1. Business - Current and Future Legislation and Item 1. Business - United States Healthcare Reform and Legislation. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The enactment and implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our operating results and business.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

The REDUCE-IT cardiovascular outcomes trial was conducted in part through clinical sites in the EEA. As a result, we are subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the GDPR. The GDPR imposes several requirements relating to the legal basis for processing personal data which may include the consent of the individuals to whom the personal data relates, the information provided to the individuals and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to third countries, including the United States. A decision by the Court of Justice of the European Union, or CJEU, in 2020 invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR's cross-border data transfer restrictions, and raised questions about whether the EC's Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Furthermore, on June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. They require a case-by-case assessment of the law in the recipient country to ensure it provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and require businesses to adopt supplementary measures if such standard is not met The new SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, or UK IDTA, which entered into force on March 21, 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. We will be required to transition to the new forms of transfer mechanisms and doing so will require significant effort and cost. The new transfer mechanisms may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. Failure to comply with the requirements of the GDPR or the UK GDPR, and the related national data protection laws of the EEA Member States or the UK may result in substantial fines. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be costly, onerous and adversely affect our business, financial condition, prospects and results of operations.

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

The U.S. FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, in general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the U.S. FDA as reflected in the product’s approved labeling. The Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The U.S. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Even though we received U.S. FDA marketing approval for VASCEPA for the MARINE indication and for the REDUCE-IT indication, and our settlement with the U.S. FDA affords us a degree of protection for other promotional efforts, physicians may still prescribe VASCEPA to their patients for use in the treatment of conditions that are not included as part of the indication statement in our U.S. FDA-approved VASCEPA label or our settlement. If we are found to have promoted VASCEPA outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the FCA, or other theories of liability. Government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa America, or our commercialization partners outside the United States or other third-parties that we retain to help us implement our business plan.

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

For example, the June 2020, CIDs from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program violated the U.S. Anti-Kickback Statute and from the FCA relating to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America, as well as the March 2021, CID from the FTC in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. As does the subpoena from the New York State attorney general regarding the same subject matter on which the FTC CID is focused. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations we could be subject to significant civil and criminal fines and penalties.

We may not be successful in developing and receiving regulatory approval for VASCEPA in other jurisdictions or marketing future products if we cannot meet the extensive regulatory requirements of regulatory agencies, such as for quality, safety, efficacy and data privacy.

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

For example, in connection with U.S. FDA’s review of REDUCE-IT data and sNDA in 2019, the agency determined that an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered as could have been the case in some patients in REDUCE-IT and that, in the agency’s view, indirect evidence suggested the presence of a potential inhibitory effect on statin absorption by mineral oil. However, U.S. FDA’s exploratory analysis indicated that the effect of LDL cholesterol values on the time to the primary endpoint was numerically small and unlikely to change the overall conclusion of treatment benefit. U.S. FDA then relied on this assessment and all data available to it to approve a new indication statement and labeling based on REDUCE-IT results. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory reviews or the public perception of our products and our future prospects, including REDUCE-IT results.

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

As we continue to scale our infrastructure for commercializing VASCEPA based on market dynamics for VASCEPA in the United States and commercial initiatives and plans for VAZKEPA in Europe and other parts of the world, we may encounter difficulties in managing the size and adaptability of our operations successfully.

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time-consuming, particularly when such efforts need to adapt to changing market and business dynamics. We implemented cost and organizational restructuring plans, which included a reduction to our U.S. commercial team to approximately 75 sales representatives by the end of 2022. Our sales team promotes VASCEPA to a targeted group of physicians and other healthcare professionals in select geographies in the United States who recognize the potential benefit to patients, and this team is not large enough to call upon a sufficient number of physicians.

In addition to sales force reductions in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. If we are successful in obtaining sufficient approvals and adequate pricing and reimbursement levels in major markets in Europe and elsewhere, we will need to ensure that our operations are adequate to support a commercial launch and continued promotion. Although we are preparing for growth in Europe and elsewhere by expanding our infrastructure, we are operating with streamlined teams and will need to expand internally and we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. For example, in Europe we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country by country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively, and such efforts may be disrupted by ongoing or reinstated COVID-19 protocols. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Our life-cycle management, in large part, currently depends on our ability to develop, obtain regulatory approval and commercialize a fixed-dose combination of VASCEPA and yet to be disclosed statins.

Our life-cycle management is substantially dependent on our ability to develop, obtain regulatory approval and commercialize a fixed-dose combination of VASCEPA and yet to be disclosed statins. Due to the risks and uncertainties involved in progressing through development and bioequivalence or even potential additional trials (as may be required by specific regulatory agencies), and the time and cost involved in obtaining regulatory approvals, we cannot reasonably estimate the timing, completion dates and costs, or range of costs, of our drug development program, or of the successful development of any particular fixed-dose combination. The potential success of any fixed-dose combination will depend on a number of factors, including the following:

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

The continued scale, scope and duration of business interruptions caused by the COVID-19 pandemic and related recovery efforts remain uncertain.

Despite recent improvements, the ongoing presence of COVID-19 has created significant volatility, uncertainty and disruption in healthcare, social, supply and economic infrastructures. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including:

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

Risks Related to Our Reliance on Third Parties

Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and suppliers, including manufacturers and suppliers who may require us to comply with burdensome minimum purchase commitments, which may be greater than our supply needs.

We have no in-house manufacturing capacity and rely entirely on contract manufacturers for our clinical and commercial product supply. We cannot provide assurance that we will successfully manufacture any product we may develop, either independently or under manufacturing arrangements, if any, with our third-party manufacturers. Moreover, if our manufacturers should cease doing business with us or experience delays, shortages of supply or excessive demands on their capacity, or if they insist on burdensome terms, such as excessive minimum supply commitments, we may not be able to obtain adequate quantities of product in a timely manner, at cost efficient levels or at all. If we are not able to continue to operate our business relationships in a manner that is sufficiently profitable for us and our suppliers, certain members of our supply chain could compete with us through supply to competitors, such as generic drug companies, through breach of our agreements or otherwise.

Any manufacturing problem, natural or manmade disaster affecting manufacturing facilities, government action, or the loss of a contract manufacturer could potentially be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and/or result in lost sales. If our suppliers were unable to supply us with adequate volumes of active pharmaceutical ingredient, or API, (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize VASCEPA.

We have contractual freedom to source the API for VASCEPA and to procure other services supporting our supply chain. We have entered into supply agreements with multiple suppliers who also rely on other third-party suppliers to manufacture the API and other elements necessary for the sale of VASCEPA. We continue to take steps to negotiate our contract supply agreements to align supply arrangements with current and future global market demand.

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance of commercial launch, including in China and various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, and the ability to qualify any new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. For example, the EMA has not yet approved use of each of our suppliers used for VASCEPA in the United States for supply of VAZKEPA in the EU.

Further, there can be no guarantee that current suppliers and future suppliers with which we have contracted to encapsulate API will be continually qualified to manufacture the product to our specifications or that current and any future suppliers will have the manufacturing capacity to meet anticipated demand for VASCEPA.

If our third-party manufacturing capacity is not appropriately qualified and/or compliant with applicable regulatory requirements, we may not be able to supply sufficient quantities of VASCEPA to meet anticipated demand.

We cannot guarantee that we can contract with any future manufacturer on acceptable terms or that any such alternative supplier will not require capital investment from us in order for them to meet our requirements. Alternatively, our purchase of supply, or any minimum purchase requirements, may exceed actual demand for VASCEPA.

For example, certain of our agreements with our suppliers include minimum purchase obligations and limited exclusivity provisions. These purchases are generally made on the basis of rolling 12-month forecasts which in part are binding on us and the balance of which are subject to adjustment by us subject to certain limitations. Certain of our agreements also include contractual minimum purchase commitments regardless of the rolling 12-month forecasts. We may not purchase sufficient quantities of VASCEPA to meet actual demand or we may be required to purchase more supply than needed to meet actual demand.

If our minimum purchase commitments exceed our supply needs for VASCEPA, we may have to renegotiate with partners in our supply chain who may not be incentivized to renegotiate terms that are favorable to us, or at all. If we are unable to secure adequate levels of supply to meet demand, our financial condition could be negatively and materially impacted.

Our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risks that limit our profitability and could limit our ability to supply VASCEPA to large market segments.

We sell VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for VASCEPA. This bargaining power has led us to bear increasingly higher discounts in the sale of VASCEPA. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before VASCEPA, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a VASCEPA prescription. Further, pharmacy benefit managers implement plans that act as disincentives for VASCEPA use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they may cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia earlier in the year, until patients meet their deductible and the cost of VASCEPA is then borne more by their insurance carrier. Collectively, these dynamics negatively affect our profitability for the sale of VASCEPA and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure on us from these market dynamics.

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

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior U.S. FDA review and pre-approval of the manufacturing process and procedures in accordance with the U.S. FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the U.S. FDA and would again require us to demonstrate product comparability to the U.S. FDA. If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturer for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the U.S. FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture our products or product candidates. In addition, in the case of the third-party manufacturers that supply any future product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

There are comparable foreign requirements under ICH guidelines. In addition, certain past COVID-19 restrictions have affected Regulatory Agencies' ability to conduct facility inspections and may affect the timing of further approvals. This review may be costly and time consuming and could delay or prevent the launch of a product.

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

The U.S. FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we or our approved suppliers are unable to comply, we may be subject to regulatory, civil actions or penalties, or we may be prevented from manufacturing or selling VASCEPA, all of which could significantly and adversely affect our business. Furthermore, reductions in government operations due to pandemic mitigation efforts, or other factors, may delay timely regulatory review by U.S. FDA or similar foreign regulatory bodies. For example, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the U.S. FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the U.S. FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the U.S. FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

We have limited experience commercializing VASCEPA outside the United States, and we may not be successful in building an infrastructure, including a sales force, that can navigate the regulatory and other dynamics outside of the United States. We are currently, and may continue to be, substantially dependent on third parties for our international efforts, and we may not be successful in negotiating or establishing relationships with business partners to support and maintain control over our international activities.

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa and Canada. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

For example, Edding is responsible for development and commercialization activities in the China Territory and associated expenses under our development, commercialization and supply agreement with them. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Although Edding has successfully undertaken clinical trials and approval initiatives under our arrangement with them, including the announcement of statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA and has obtained approval for VASCEPA under the REDUCE-IT indication in Hong Kong, with anticipated approval in Mainland China expected by mid-year of 2023, Edding may be required to undertake clinical development efforts in these markets, or Edding may face challenges or be unsuccessful in pursuing commercial launch. Further, any development and regulatory efforts in the China Territory may be negatively impacted if the coronavirus pandemic worsens, continues or spreads, and if resources by regulators and industry professionals continue to be diverted to address the prolonged coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries and with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates and Lebanon, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to secure approval and successfully commercialize the product in those markets, which markets can be complex and challenging. Further, development and commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economies in the region.

If Edding, Biologix or HLS, or other third parties who we rely on for development and commercialization of VASCEPA, do not successfully carry out their contractual obligations or meet expected deadlines, our recourse and remedies against these parties is limited

Our efforts to launch and support commercialization of VAZKEPA on our own in Europe is a complex undertaking for a company that, other than our launch of VAZKEPA in Germany in September 2021 (where operations were subsequently discontinued) and the launch of VAZKEPA in certain countries in the fourth quarter of 2022, including the UK in October 2022, has not launched or otherwise commercialized a product in Europe and could be subject to significant risks of execution to our successful development and revenue generation of VAZKEPA in Europe.

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

Our relationships with healthcare providers and physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. Refer to “Item 1. Business - Government Regulation - Fraud and Abuse Laws and Data Regulation" for further details.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. For example, the June 2020 CIDs from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program violated the U.S. Anti-Kickback Statute, and from the FCA relating to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America as well as the March 2021 CID from the FTC in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. As does the subpoena from the New York State attorney general regarding the same subject matter on which the FTC CID is focused. As noted, we are cooperating with the government, but we cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Risks Related to Our Intellectual Property

We are dependent on patents, proprietary rights and confidentiality obligations of our employees, agents, business partners and third parties to protect the commercial value and potential of VASCEPA.

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. Refer to “Item 1.Business - Patents, Proprietary Technology, Trade Secrets for further details.

Enforcing our patent rights is challenging and costly and, even if we are able to successfully enforce our patent rights, our issued patents may not prevent competitors from competing with VASCEPA.

We plan to vigorously defend our rights under issued patents, however such defense activities can be costly to pursue and may not have the desired results. For example, on November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified cardiovascular risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement and we have appealed this decision but cannot predict the outcome or the impact on our business. We entered into a settlement agreement with Health Net, LLC on December 26, 2022. We likewise plan to engage in similar patent litigation should other competitors arise with products that infringe our intellectual property rights.

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

We have pending patent applications relating to VASCEPA and its use. There can be no assurance that any of these applications will issue patents, and even if patent protection is obtained, it may be insufficient to minimize competition or support our commercialization efforts.

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of VASCEPA. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from our clinical trials. However, our pending patent applications may not be granted or, if they grant, that they will prevent competitors from competing with VASCEPA.

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

In January 2023, we disclosed our 2023 financial outlook. Such outlook and estimates are based on estimates, assumptions and the judgment of management. Because of the inherent nature of estimates, including during the uncertainty of our European launch and the impact from U.S. generic competition, we have suspended providing net revenue guidance, as there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business and initiative change, our stock price could decline in value.

The loss of key personnel could have an adverse effect on our business, particularly in light of our announcement of management succession plan.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. For example, in June 2019, a report published by security researchers claimed that a database belonging to one of our vendors containing information about individuals who use or have expressed interest in VASCEPA was accessible to unauthorized users. Although we were informed that such breach did not include social security numbers or credit card information, a more material breach could occur in the future. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks and to repair reputational costs. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. We may incur significant costs or divert significant internal resources as a result of any regulatory actions or private litigation. Any of the foregoing consequences may adversely affect our business and financial condition.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 35%, 31%, and 27%, respectively, of gross product sales for the year ended December 31, 2022 and represented 35%, 21%, and 39%, respectively, of the gross accounts receivable balance as of December 31, 2022. Customers A, B, and C accounted for 37%, 28%, and 27%, respectively, of gross product sales for the year ended December 31, 2021 and represented 39%, 22%, and 35%, respectively, of the gross accounts receivable balance as of December 31, 2021. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal year ended December 31, 2022 and 2020, we reported net losses of approximately $105.8 million and $18.0 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2022 of $1.5 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

We may never generate sufficient revenue to achieve a steady state of profitability.

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

Even though VASCEPA has been approved by the U.S. FDA for marketing in the United States for two important indications, received marketing authorization in Europe, and is approved in smaller jurisdictions, it may not gain enough market acceptance to support consistent profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our expanded commercialization efforts in the United States and our expected commercialization efforts in Europe. If we are unable to consistently generate robust product revenues, we will not become profitable on a sustained basis in the near term, if ever, and may be unable to continue operations without continued funding.

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

•
the recent and future potential launches of additional generic versions of VASCEPA;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $217.7 million and short-term investment balance of $91.7 million as of December 31, 2022, will be sufficient to fund our projected operations for at least 12 months from the issuance date of consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe, on our operations and those of our customers and any current or potential generic competition.

In order to fully realize the market potential of VASCEPA, we may need to enter into a new strategic collaboration or raise additional capital.

Our future capital requirements will depend on many factors, including:

•
the timing, amount and consistency of revenue generated from the commercial sale of VASCEPA;

•
the costs associated with commercializing VASCEPA in the United States and sales force sizing, and for commercializing VAZKEPA in Europe, including hiring experienced professionals, and for additional regulatory approvals internationally, if any, the cost and timing of securing commercial supply of VASCEPA and the timing of entering into any new strategic collaboration with others relating to the commercialization of VASCEPA, if at all, and the terms of any such collaboration;
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

The IRA was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA.

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

As of February 24, 2023, we had 406,115,721 common shares outstanding including 385,785,809 shares held as ADSs and 20,329,912 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

In accordance with the guidelines specified under Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions, a number of our directors and employees, including members of our senior management team, have adopted and may continue to adopt pre-arranged stock trading plans to sell a portion of our common stock that they beneficially own. Generally, sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our ADSs by such persons could cause the price of our ADSs to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our ADSs becoming available (or being perceived to become available) for sale in the public market could cause the market price of our ADSs to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2022, and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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

While we may seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. There can be no assurance that we will be able to access equity or credit markets in order to finance our current operations or expand development programs for VASCEPA, or that there will not be deterioration in financial markets and confidence in economies, particularly in light of the continued volatility attributed to COVID-19 and other global instability. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding when needed, we may be required to curtail or terminate some or all of our research or development programs or our commercialization strategies.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in Europe, and record inflation. Our business, financial condition and results of operations could be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table lists the location, use and ownership interest of our principal properties as of March 1, 2023:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	1,302
Bridgewater, New Jersey, USA	Offices	Leased	67,747
Zug, Switzerland	Offices	Leased	4,511

On September 13, 2022, we entered into a License Agreement for office space in Dublin, Ireland effective October 1, 2022 which terminates on September 30, 2024 and can be extended automatically for successive two year periods.

Effective February 5, 2019, we entered into a lease agreement for approximately 67,747 square feet of office space in Bridgewater, New Jersey. The lease commenced on August 15, 2019, for an 11-year period, with two five-year renewal options. On January 20, 2023, we entered into a sublease agreement to sublease 50,000 square feet of the leased 67,747 square feet of office space in Bridgewater, New Jersey. The sublease commences on February 1, 2023 and terminates as of the date of the head lease.

On October 10, 2021, we entered into a lease agreement for approximately 4,511 square feet of office space in Zug, Switzerland. The lease commenced on February 1, 2022 for a 5-year period, with one five-year renewal option.

We believe that our facilities are adequate for our current and anticipated near-term needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note—7 Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our legal proceedings.

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

	Common Stock Price
	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter	$3.82	$2.76	$9.25	$4.80
Second Quarter	$3.74	$1.11	$6.58	$4.16
Third Quarter	$1.71	$1.04	$5.97	$3.84
Fourth Quarter	$1.38	$1.06	$5.24	$3.11

Shareholders

As of January 31, 2023, there were approximately 375 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

Dividends

We have never paid dividends on our ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Under English law, any payment of dividends would be subject to relevant legislation and our Articles of Association, which requires that all dividends must be approved by our board of directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis.

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

The following graph compares the cumulative 5-year return provided to shareholders of our ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on December 31, 2017, and its relative performance is tracked through December 31, 2022.

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

Company/Market/Peer Company	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Amarin Corporation PLC	$330.17	$537.41	$124.94	$84.04	$30.17
NASDAQ Composite Index	$95.38	$130.47	$185.48	$226.63	$151.61
NASDAQ Biotechnology Index	$88.94	$113.68	$146.04	$140.88	$125.52

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2022 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2022	14,067	$1.09
November 1 – 30, 2022	9,794	1.17
December 1 – 31, 2022	131,885	1.20
Total	155,746	$1.19

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

Passive foreign investment company

PFIC Rules Generally. U.S. Holders of ordinary shares and ADSs should be aware that each of Amarin and certain of its subsidiaries could constitute a PFIC for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The application of these factors depends upon our financial results for the year, which are beyond our ability to predict or control, and the application of the relevant rules is subject to legal and factual uncertainties. Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a

PFIC for the taxable year ended December 31, 2022, and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, there can be no assurance that we will not be classified as a PFIC for any taxable year.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and our performance. When used in this Annual Report on Form 10-K, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of VASCEPA and factors that can affect such success; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or U.S. FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this Annual Report on Form 10-K in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this Annual Report on Form 10-K represent periods or dates fixed with reference to our fiscal year ended December 31, 2022.

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk.

VASCEPA is currently available by prescription in the U.S. and certain other countries throughout the world, as described below. We are responsible for the supply of VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. We are not responsible for providing any generic company with drug product. Geographies outside the United States in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below and no similar litigation is pending outside of the United States.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Since VASCEPA was made commercially available in 2013, more than twenty million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared as invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market with a 1-gram capsule:

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (1)
Apotex, Inc.	June 2021	January 2022

(1) - Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

In June 2022, to address shifts within our U.S. business due to these generic competitors, we announced a comprehensive cost and organizational restructuring plan which is expected to result in savings of $100.0 million over the subsequent twelve months compared to 2021 operating expenses. Our U.S. cost reduction plan included:

•
U.S. workforce reduction: The reduction of our U.S. field force and corporate positions. Our U.S. field force was reduced from approximately 300 sales representatives to approximately 75 sales representatives.
•
Streamlined operational expenditures: Includes reductions and reallocations in overall selling, general and administrative expenses as well as savings related to refining our research and development strategy to a more focused, stepwise approach for our fixed-dose combination, or FDC, program.

In alignment with our U.S. cost reduction plan, our focus is primarily on engaging with our top VASCEPA brand prescribers, maintaining our exclusive formulary coverage with specific payers, and implementing targeted promotional initiatives amid the continued pressure from generic competitors.

We obtain data from a third party, Symphony Health, who collects and reports estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to determine the actual number of total prescriptions for products like VASCEPA during such periods. The vendor's estimate utilizes a proprietary projection methodology and are based on a combination of data received from pharmacies and other distributors, as well as historical data when actual data is unavailable. Based on data from Symphony Health, the below chart represents the estimated number of normalized total VASCEPA prescriptions over the year ended December 31, 2022.

Normalized total prescriptions represent the estimated total number of VASCEPA prescriptions dispensed to patients, calculated on a normalized basis (i.e., one month’s supply, or total capsules dispensed multiplied by the number of grams per capsule divided by 120 grams). Inventory levels at wholesalers tend to fluctuate based on seasonal factors, prescription trends and other factors.

The previous calculations of prescription levels by this vendor can change between periods and can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. These inaccuracies have historically been most prevalent and pronounced during periods of time of inflections upward or downward in rates of use. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results. We are not responsible for the accuracy of this vendor's information and we do not receive prescription data directly from retail pharmacies.

Europe

In 2021, we received marketing authorization and regulatory approval in the EU, England, Wales and Scotland.

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed thirteen dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient by patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report on Form 10-K, we have received and made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	NA	March 2022	March 2022	March 2022
Finland	NA	October 2022	December 2022	December 2022
United Kingdom	NA	July 2022	October 2022	October 2022
Austria	September 2022	NA	September 2022	NA
Denmark	June 2022	NA	June 2022	NA

In order to launch impactfully in targeted major markets in Europe we are building a core team of experienced professionals and highly capable local commercial teams involved with pre-launch planning and commercial launch activities and we are leveraging third-party relationships for various support activities. We are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which is or will be utilized throughout Europe as launches are rolled out.

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the United States. In Europe, VAZKEPA has the benefit of ten years of market protection, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039.

In September 2021, as part of the German reimbursement process, VAZKEPA was made available in Germany with temporary reimbursement while negotiations for final reimbursement were ongoing and VAZKEPA was included in the country's electronic prescribing system as of October 1, 2021. On August 19, 2022, reimbursement negotiations were concluded without agreement. As a result, we discontinued our German business operations as of September 1, 2022. Following the local reimbursement process and initiated by G-KV, we moved to the Arbitration Board. In November 2022, the Arbitration Board process was concluded without reaching a deal. German legislation allows re-submission of a pricing and reimbursement dossier with new data and we plan to resubmit once we have a new dossier ready.

Rest of World

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong have commenced. The National Medical Products Administration, or NMPA, accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. On February 23, 2022 the Hong Kong Department of Health completed their evaluation of the clinical trial conducted in China and approved the use of VASCEPA under the REDUCE-IT indication. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated with Edding expecting approval by the end of 2022. Due to delays at CDE as a result of the resurgence of COVID-19 in the Beijing area at the end of 2022, Edding has communicated that an approval in Mainland China could be achieved by mid-year of 2023.

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

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that Canadian regulatory authority has granted priority review status for the upcoming New Drug Submission, which was filed in April 2019. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to: established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained regulatory exclusivity designation and launched commercially in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. Following these negotiations, HLS signed a Letter of Intent which allows HLS to work with all participating provincial jurisdictions to secure coverage from publicly funded drug plans across Canada, and for VASCEPA to potentially be added to their respective plans. HLS also received notification by the Patented Medical Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. As of December 31, 2022, reimbursement coverage is approximately 70% of publicly covered lives and 95% for private coverage. Public reimbursement is now available in Ontario, Quebec, Saskatchewan, New Brunswick Northwest Territories and for the Non-Insured Health Benefits program for the First Nations and Inuit people. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the United States and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval. We have completed the first year of a three year plan to submit and obtain regulatory approval in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Annual Report on Form 10-K, we have filed for regulatory review in 10 countries and have received approval in seven countries outside of the United States and European Medicines Agency, or EMA, regulatory approval authority, including in Switzerland, Australia and New Zealand, under the REDUCE-IT indication. In February 2023, we entered into an agreement with CSL Seqirus to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand.

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

Based on REDUCE-IT results, as of the date of the filing of this Annual Report on Form 10-K, 30 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines which were newly received during the fourth quarter of 2022 as listed below:

•
In November 2022, the American Society of Preventive Cardiology published a clinical practice statement delineating key attributes that define the field of preventive cardiology, including that REDUCE-IT established that IPE reduced CV events among patients fasting TG 135 to 499 mg/dL and that results from REDUCE-IT have not been replicated in trials using mixed omega-3 fatty acids suggesting that the CV benefit is attributed to EPA.
•
In November 2022, NICE released its guidelines on lipid management, which included that IPE is recommended for patients with established CVD and elevated fasting TG and who are taking statins with LDL-C levels between 1.04 and 2.60 mmol/L, as per the REDUCE-IT results.
•
In December 2022, the Finnish Medical Association and the Finnish Association of Internists published updated guidelines on dyslipidemia treatment, including that IPE is indicated for patients on statin therapy who have elevated TG levels and are at particularly high risk for arterial disease.
•
In December 2022, the National Society of Cardiometabolic Medicine in China released its consensus statement on the role of omega-3 fatty acids in the prevention and treatment of CVD in Chinese patients. The consensus statement reviewed current knowledge about omega-3 fatty acids and their use in managing CVD in the Chinese population. The following key recommendations were included on use of IPE:
o
High-dose IPE can confer CV benefits in patients with high TG levels at high risk for ASCVD and who have additional CV risk factors.
o
EPA levels may be the driving force behind CV benefit reported with IPE, a concept supported by JELIS and REDUCE-IT trials in which serum EPA levels were inversely associated with CV risk in a dose-response relationship as well as in a sub-analysis of REDUCE-IT, which showed that the CV reduction reported with IPE was attributed to changes in EPA levels rather than lipid biomarkers.
o
IPE is the only omega-3 fatty acid approved by the FDA, Health Canada and the EMA for CV risk reduction in patients with CVD or diabetes with other ASCVD risk factors.

During 2022, we announced the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In March 2022, a post hoc sub-analysis of REDUCE-IT, published in the Journal of the American Heart Association, or JAHA, found VASCEPA reduced the risk of cardiovascular death, strokes, heart attacks, coronary revascularization and unstable angina by 34% in patients with a history of percutaneous coronary intervention, or PCI, noting 8.5% and 5.4% absolute risk reductions, respectively, for the primary and secondary composite endpoints.
•
In May 2022, a post hoc sub-analysis of REDUCE-IT, published in the Journal of the American College of Cardiology found VASCEPA significantly reduced the total ischemic event risk of cardiovascular death, stroke, myocardial infarction, coronary revascularization, or hospitalization for unstable angina by 35% in patients who had a prior heart attack.
•
In May 2022, we presented data at the 2022 European Society of Cardiology Congress that VASCEPA significantly reduced ST-segment elevation myocardial infarction by 40% and non-ST segment elevated myocardial by 27%.
•
In August 2022, a post hoc exploratory analysis of REDUCE-IT found VASCEPA significantly reduced the risk of cardiovascular death, strokes, heart attacks, coronary revascularization and unstable angina in current/former smokers by 23% and former smokers by 29%.

In addition, in November 2022, we presented at the American Heart Association, or AHA, 2022 Scientific Sessions data related to RESPECT-EPA, A Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy - Statin and Eicosapentaenoic Acid and PROMINENT, Pemafibrate to Reduce Cardiovascular Outcomes by Reducing Triglycerides in Patients with Diabetes Study. The RESPECT-EPA clinical trial is an independent study funded by the Japanese Heart Foundation and is the third study to show CV benefit consistent with REDUCE-IT and JELIS. The study achieved a borderline statistical significance with a 21.5% reduction in the primary composite endpoint measuring cardiovascular risk and achieved a statistically significant 26.6% reduction in the secondary composite endpoint.

On January 10, 2022, we announced that we have initiated development of a fixed-dose combination product that has both icosapent ethyl and a statin.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. In 2022, we reviewed our contractual supplier purchase obligations and have taken steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2022, we had inventory $392.4 million, of which 90% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health may differ from period to period. During the years ended December 31, 2022 and 2021, our Product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States. Such support is intended to offset a portion of the out-of-pocket expense that patients are required to pay for VASCEPA based upon the benefit design of their prescription drug coverage. Our cost for these co-payment support payments in both years ended December 31, 2022 and 2021 was up to $150 per 30-day prescription filled and up to $450 per 90-day prescription filled.

Outside of the United States, currently the majority of our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from sales to our international commercial partners are recognized when the commercial partners obtain control of our product upon delivery to the commercial partner. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly. We also derive product revenue from sales of our product to a limited number of wholesalers in Europe, most of whom in turn resell the product to pharmacies for purposes of their reselling the product to fill patient prescriptions.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in Cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the year ended December 31, 2022, we incurred costs of $18.1 million in Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our June 2022 cost reduction plan, the discontinuation of German operations and our September 2021 Go-to-Market strategy implementation, which consists of severance pay, incentive compensation, insurance benefits, stock-based compensation expense and other contract related costs.

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

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the year-ended December 31, 2022 and 2021, are not more likely than not to be realized. On March 27, 2020, the CARES Act was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, estimates are assessed and adjusted based on historical experience and current market-specific indicators, environment and assumptions. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies, significant judgments and estimates is presented in Note 2—Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—In accordance with GAAP, under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which we adopted on a modified retrospective basis effective January 1, 2018, revenue is recognized when product has been delivered to the wholesaler, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a Distributor; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the Distributor. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We recognized Total revenue, net of $369.2 million and $583.2 million during the years ended December 31, 2022 and 2021, respectively, of which $366.5 million and $580.3 million, respectively, was based on VASCEPA sales. For a complete discussion of our accounting for net product revenue, licensing and royalty revenues, which make up Total revenue, net, see Note 2—Significant Accounting Policies.

We have written contracts with our distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost charged to our distributors for VASCEPA. We estimate our Product revenue, net by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and healthcare discounts, such as Medicaid reimbursements, (c) expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual prescription data, historical industry trends, and levels of inventory in the distribution channel. We rely on resale data provided by our distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during each of the three and twelve months ended December 31, 2022 and 2021.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2022, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of VASCEPA. Based on our assessment, we concluded that all of our net deferred tax assets are not more likely than not to be realizable as of both December 31, 2022 and 2021. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2022 and 2021. For a comparison of our results of operations and financial condition for fiscal years 2021 and 2020, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K, filed with the SEC on March 1, 2022.

Comparison of Fiscal Years Ended December 31, 2022 and December 31, 2021

Total revenue, net. We recorded total revenue, net, of $369.2 million and $583.2 million during the years ended December 31, 2022 and 2021, respectively, a decrease of $214.0 million, or 37%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in certain countries in Europe and is available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $218.0 million decrease in U.S. product revenue, $0.2 million decrease in licensing and royalty revenue, offset by an increase of $4.3 million in net product revenue from sales of VASCEPA outside of the United States.

Product revenue, net. We recorded product revenue, net, of $366.5 million and $580.3 million during the years ended December 31, 2022 and 2021, respectively, a decrease of $213.8 million, or 37%.

This decrease was driven primarily by a 38% decrease in VASCEPA sales to our customers in the United States. This decrease was driven by a decline in volume and net selling price as a result of the impact from generic competition in the market. During the year ended December 31, 2022 there were three generics in the market for the majority of the year, with a fourth generic entering in the fourth quarter for the 0.5-gram capsule. During the majority of the year ended December 31, 2021 there was only one generic in the market, with the second generic entering the market in the third quarter of 2021.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, increased for the year ended December 31, 2022 by 7% as compared to the year ended December 31, 2021. Our share of the icosapent ethyl market has decreased to approximately 60% in the year ended December 31, 2022 compared to approximately 85% in the year ended December 31, 2021. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 19% in the year ended December 31, 2022 as compared to the year ended December 31, 2021.

In Europe, our commercial launch and growth of the market has been slower than expected due to government health care spending pressure, the resurgence of COVID-19 earlier this year, political unrest in eastern Europe and the Company's decision to cease commercial operations in Germany resulting in product revenue, net of $2.6 million and $0.7 million as of December 31, 2022 and 2021, respectively. The initial launch of VAZKEPA in Europe occurred at the end of the third quarter of 2021.

For the year ended December 31, 2022 we recorded $4.1 million of product revenue, net, to our collaboration partners compared to $1.7 million during the year ended December 31, 2021.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. During 2022 and through the date of this Annual Report on Form 10-K, we launched commercial operations in five countries throughout Europe, while also receiving regulatory approval in seven countries outside of EMA regulatory approval authority. In 2023, we will continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as progressing international regulatory filings and supporting approval processes in up to nine countries.

Licensing and royalty revenue. Licensing and royalty revenue during the years ended December 31, 2022 and 2021 was $2.7 million and $2.9 million, respectively, a decrease of 0.2 million, or 6%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

Cost of goods sold. Cost of goods sold during the years ended December 31, 2022 and 2021 was $126.7 million and $121.3 million, respectively, an increase of $5.4 million, or 4%. Cost of goods sold includes the cost of API for VASCEPA as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance, which revenue was recognized during the period. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During 2022, as part of our cost reduction plan, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in a $18.1 million charge, which was recorded as Cost of goods sold - restructuring inventory. In addition, during 2022, we recorded an approximately $9.6 million inventory write-off due to unsellable inventory unrelated to product dating.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2022 and 2021 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. We currently anticipate API average cost in 2023 to be similar to or modestly lower than 2022. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our gross margin on product sales for the years ended December 31, 2022 and 2021 was 65% and 79%, respectively. Excluding the restructuring inventory and inventory write-off, gross margin was 73% for the year ended December 31, 2022. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2022 and 2021 was $304.4 million and $408.3 million, respectively, a decrease of $103.9 million, or 25%. Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 are summarized in the table below:

	Year Ended December 31,
In thousands	2022	2021
Selling expense (1)	$185,614	$266,474
General and administrative expenses (2)	96,462	109,555
Non-cash stock-based compensation expense (3)	22,340	32,305
Total selling, general and administrative expense	$304,416	$408,334

(1)
Selling expense for the years ended December 31, 2022 and 2021 was $185.6 million and $266.5 million, respectively, a decrease of $80.9 million, or 30%. This decrease is primarily related to the reduction in our U.S. sales force from approximately 600 sales representatives at the beginning of 2021 to 300 sales representatives in September 2021, with a further reduction in force to 75 sales representatives in June 2022. In addition, there has been a related decrease in promotional initiatives in the United States during 2022.
(2)
General and administrative expense for the years ended December 31, 2022 and 2021 was $96.5 million and $109.6 million, respectively, a decrease of $13.1 million, or 12%. This decrease is primarily due to a decrease in employee related costs as a result of the reduction in force from the September 2021 and the June 2022 restructuring activities. The decrease was further impacted by a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market as well as higher legal fees related to the patent infringement litigation during the year ended December 31, 2021.
(3)
Non-cash stock-based compensation expense for the years ended December 31, 2022 and 2021 was $22.3 million and $32.3 million, respectively, a decrease of $10.0 million, or 31%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is primarily due to the decrease in U.S. field force as well as the reversal of expense associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We are investing in building an appropriate foundation for the successful launch of VAZKEPA throughout Europe, advancing regulatory filings internationally and navigating the dynamic U.S. environment. As a result, we will continue to evaluate all of our spending commitments and priorities as well as adjust our level of education and promotional activities based on various factors, including the impact of U.S. generic competition as well as timing of pricing reimbursements throughout Europe.

Research and Development Expense. Research and development expense for the years ended December 31, 2022 and 2021 was $30.4 million and $29.3 million, respectively, an increase of $1.1 million, or 4%. Research and development expenses for the years ended December 31, 2022 and 2021 are summarized in the table below:

	Year Ended December 31,
In thousands	2022	2021
REDUCE-IT study (1)	$1,724	$3,607
Fixed-dose combination (2)	5,777	—
Regulatory filing fees and expenses (3)	1,959	1,441
Internal staffing, overhead and other (4)	16,486	19,932
Research and development expense, excluding non-cash expense	25,946	24,980
Non-cash stock-based compensation expense (5)	4,465	4,327
Total research and development expense	$30,411	$29,307

(1)
The decrease in expenses for the REDUCE-IT study is primarily driven by the decrease in the number of analyses performed beyond the original REDUCE-IT cardiovascular outcomes trial.
(2)
Fixed-dose combination expenses relate to the cost associated with the development of the fixed-dose combination of VASCEPA and a statin, which began in 2022.
(3)
The regulatory filing fees in each of the years ended December 31, 2022 and 2021 included annual U.S. FDA fees for maintaining manufacturing sites. Such fees primarily represent fees for qualification of new suppliers, including increasing capacity capabilities, and fees to support international regulatory review of VASCEPA, particularly in Europe, sites used for the manufacture of product used in the REDUCE-IT clinical outcomes study.
(4)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing regulatory approvals for VAZKEPA in Europe as achieved in 2021 as well as further regulatory expansion in other countries throughout 2022. Also included are costs related to qualifying suppliers and costs associated with various other investigations, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
(5)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions.

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on various factors, including the impact of U.S. generic competition as well as timing of pricing reimbursements throughout Europe.

Restructuring expense. Restructuring expense for the years ended December 31, 2022 and 2021 was $13.5 million and $13.7, respectively, a decrease of $0.2 million or 1%. The charge in the current year is due to the implementation of the Comprehensive Cost Reduction Plan announced on June 6, 2022 as well as the discontinuation of the German operations announced on August 19, 2022.

These two plans were related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives and the closure of our German operations due to a viable agreement on the reimbursement price of VAZKEPA in Germany not being reached, respectively. The prior year charge was the result of a September 2021 restructuring that reduced the U.S. sales force from approximately 600 sales representatives to approximately 300 sales representatives at that time. Refer to Note 2 Significant Accounting Policies for additional information.

Interest Income, net. Net interest income for the years ended December 31, 2022 and 2021 was $2.8 million and $1.1 million, respectively, an increase of $1.7 million, or 157%. The increase is primarily due to higher interest rates in the current year compared to the prior year.

Other (expense) income, net. Other (expense) income, net, for the year ended December 31, 2022 and 2021 was expense of $0.7 million and $0.3 million, respectively. Other (expense) income, net, in the years ended December 31, 2022 and 2021 primarily consists of gains and losses on foreign exchange transactions.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2022 and 2021 was $2.0 million and $3.6 million, respectively. The decrease in the provision for income taxes is due to a change in geographic mix of pre-tax income.

Liquidity and Capital Resources

Our aggregate sources of liquidity as of December 31, 2022 are approximately $311.2 million, with no debt. Our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $218.2 million, short-term investments of $91.7 million and long-term investments of $1.3 million. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities less than 90 days. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. Our long-term investments consist of held-to-maturity securities that will be due in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2022	2021	2020
Cash (used in) provided by:
Operating activities	$(180.1)	$(66.5)	$(21.7)
Investing activities	175.3	104.1	(377.0)
Financing activities	(0.4)	(5.1)	(58.9)
Increase (decrease) in cash and cash equivalents and restricted cash	$(5.2)	$32.5	$(457.6)

Net cash used in operating activities during 2022 compared to 2021 increased primarily as a result of a decrease in U.S. product revenue, costs associated with commercial and pre-launch operations in Europe as well as an increase in inventory purchases in the first half of 2022.

Net cash provided by investing activities during the year ended December 31, 2022 is primarily due to the proceeds from the maturity of $257.5 million in investment-grade interest bearing instruments, partially offset by $81.6 million in purchases of investment-grade interest bearing instruments as compared to the same period in 2021 where proceeds from the maturity of investment-grade interest bearing instruments was $394.3 million, partially offset by $290.2 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the years ended December 31, 2022 and 2021 are primarily as a result of costs associated with our stock compensation plan.

As of December 31, 2022, we had net accounts receivable of $131.0 million, current inventory of $228.7 million and long-term inventory of $163.6 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.5 billion as of December 31, 2022. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and commercialization of VAZKEPA in Europe. VAZKEPA is available in certain countries throughout Europe, including the UK, and we commenced pre-launch planning and other commercial preparation activities, and continue to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis.

As of December 31, 2022, we had cash and cash equivalents of $217.7 million and short-term investments of $91.7 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date of the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations for at least twelve months from the issuance date of our audited consolidated financial statements included elsewhere within this Annual Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Euro, Sterling, Swiss Franc and Yen. The majority of cash and cash equivalents, investments, and the majority of our vendor relationships are denominated in U.S. dollars. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. All of our investments are held in U.S. dollars. We maintain a small amount of our cash and cash equivalents in Euro and from time to time, maintain a small amount of our cash and cash equivalents in other currencies. We purchase a portion of our supply based on a U.S. dollar to Euro exchange rate and, as such, remain subject to currency fluctuation risk for such purchases. Based on the size of our international operations and the amount of our expenses denominated in foreign currencies, currency fluctuation would not have a material effect on our financial position or results of operations. We believe the impact of inflation on operations has been minimal during the past three years.

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., re-financing or re-investment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. Our portfolio of held-to-maturity investments as of December 31, 2022 was composed of U.S. Treasury securities, commercial paper, corporate, CD and asset-backed securities and other government-related securities. At December 31, 2022 and 2021, we had short-term investments and long-term investments of $93.0 million and $269.7 million, respectively. We invest funds to have a continuous inflow of cash from diversified short-term and long-term investments, consisting primarily of investment grade securities. A hypothetical 10 percent change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the balance and diversified investment portfolio.

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

As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Ernst & Young LLP (PCAOB ID 42), our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2022. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

March 1, 2023

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2023 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2023 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2023 Annual General Meeting of Shareholders to be filed within 120 days after the fiscal year ended December 31, 2022 ("Definitive Proxy Statement"). Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Definitive Proxy Statement, which will be filed with the SEC in connection with our 2023 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our Definitive Proxy Statement, which will be filed with the SEC in connection with our 2023 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

		Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.1	February 29, 2012

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.4	February 29, 2012

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K for the year ended December 31, 2019, as Exhibit 4.7	February 25, 2020

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.1	August 8, 2012

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.2	August 8, 2012

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10.5	February 28, 2013

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.2	August 6, 2015

10.8	Amendment No.6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 4.1	August 2, 2017

10.9	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, as Exhibit 10.44	March 16, 2011

10.10	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.3	February 29, 2012

10.11	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.4	February 29, 2012

10.12	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.5	February 29, 2012

10.13	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.64	February 27, 2018

10.14	2020 Stock Incentive Plan*	Current Report on Form 8-K dated July 13, 2020, as Exhibit 10.1	July 14, 2020

10.15	Amendment No. 1 to 2020 Stock Incentive Plan*	Current Report on Form 8-K dated June 27, 2022, as Exhibit 10.2	June 30, 2022

10.16	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.2	November 5, 2020

10.17	Form of Non-Qualified Stock Option Award Agreements*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.3	November 5, 2020

10.18	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.3	August 3, 2022

10.19	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.5	November 5, 2020

10.20	Form of Deferred Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.2	August 3, 2022

10.21	Amarin Corporation plc Executive Severance and Change of Control Plan*	Current Report on Form 8-K dated January 28, 2021, as Exhibit 10.1	January 29, 2021

10.22	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, Grafenauweg 8, 6300 Zug, dated April 12, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.4	April 29, 2021

10.23	Employment Agreement between Jason Marks and Amarin Corporation plc, dated July 19, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as Exhibit 10.1	November 3, 2021

10.24	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Registration Statement on Form F-1, as Exhibit 10.1	February 28, 2012

10.25	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.2	August 6, 2015

10.26	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Registration Statement on Form S-8, as Exhibit 4.2	March 16, 2012

10.27	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, as Exhibit 10.1	June 30, 2016

10.28	Employment Agreement, dated April 20, 2018, by and between Amarin Corporation plc and Aaron Berg*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as Exhibit 10.1	May 1, 2019

10.29	Offer Letter with Thomas Reilly, dated May 26, 2022*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.4	August 3, 2022

10.30	Transition and Separation Agreement between Michael W. Kalb and Amarin Corporation plc, dated June 6, 2022*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.3	August 3, 2022

10.31	Transition Agreement between Jason M. Marks and Amarin Corporation plc, dated December 6, 2022*	Filed herewith

10.32	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.35	March 1, 2022

10.33	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.36	March 1, 2022

10.34	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.37	March 1, 2022

10.35	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.38	March 1, 2022

10.36	Consent and Waiver, dated December 20, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Corporation PLC, BioPharma Secured Debt Fund II Holdings Cayman LP and Pharmakon Advisors LP	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.66	February 27, 2018

10.37	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as Exhibit 10.1	May 9, 2014

10.38	First Amendment to the Co-Promotion Agreement of March 31, 2014 dated July 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc., and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 10.1	August 2, 2017

10.39

Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as Exhibit 10.1	May 8, 2015

10.40	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.67	February 27, 2018

10.41	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.68	February 27, 2018

10.42	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 10.69	February 27, 2019

10.43	English Summary of German Language Commercial Lease Agreement dated October 10, 2021, by and between Amarin Switzerland GmbH and Zug Estates AG	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.54	March 1, 2022

10.44	Consent of Landlord to Sublease dated as of January 20, 2023, among Amarin Pharma, Inc. ST Shared Services LLC and Liberty Denver Wood LLC	Filed herewith

10.45	Guaranty dated January 20, 2023, issued by MEH, Inc.	Filed herewith

10.46	Sublease Agreement dated January 20, 2023, by and between Amarin Pharma, Inc. and ST Shared Services LLC	Filed herewith

10.47	License Agreement dated September 13, 2022, between Amarin Pharmaceuticals Ireland Ltd and Weston Office Solutions Ltd	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on the signature page(s) hereto

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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
Karim Mikhail
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2023

We, the undersigned officers and directors of the Registrant hereby severally constitute and appoint Karim Mikhail and Tom Reilly, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Karim Mikhail Karim Mikhail	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023

/s/ Tom Reilly Tom Reilly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023

/s/ Adam Berger Adam Berger	Director	March 1, 2023

/s/ Erin Enright Erin Enright	Director	March 1, 2023

/s/ Jan van Heek Jan van Heek	Director	March 1, 2023

/s/ Geraldine Murphy Geraldine Murphy	Director	March 1, 2023

/s/ Kristine Peterson	Director	March 1, 2023
Kristine Peterson

/s/ Murray Stewart D.M., F.R.C.P. Murray Stewart D.M., F.R.C.P.	Director	March 1, 2023

/s/ Alfonso Zulueta Alfonso Zulueta	Director	March 1, 2023

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Product Return Reserve Estimate
Description of the Matter

At December 31, 2022, the Company recorded a liability for product returns totaling $8.7 million. As discussed in Note 13 of the financial statements, the Company sells its product to distributors that in turn resell the product to retail pharmacies for subsequent sale to patients and healthcare providers. The Company estimates variable consideration resulting from product returns based on quantitative and qualitative data from various internal and external sources.

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

Iselin, New Jersey

March 1, 2023

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$217,666	$219,454
Restricted cash	523	3,918
Short-term investments	91,695	234,674
Accounts receivable, net	130,990	163,653
Inventory	228,732	234,676
Prepaid and other current assets	19,492	22,352
Total current assets	689,098	878,727
Property, plant and equipment, net	874	1,425
Long-term investments	1,275	34,996
Long-term inventory	163,620	121,254
Operating lease right-of-use asset	9,074	7,660
Other long-term assets	458	456
Intangible asset, net	21,780	23,547
TOTAL ASSETS	$886,179	$1,068,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,602	$114,922
Accrued expenses and other current liabilities	192,678	253,111
Current deferred revenue	2,199	2,649
Total current liabilities	259,479	370,682
Long-Term Liabilities:
Long-term deferred revenue	13,147	14,060
Long-term operating lease liability	10,015	8,576
Other long-term liabilities	8,205	7,648
Total liabilities	290,846	400,966
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 412,333,087 shares issued, 404,346,256 shares outstanding at December 31, 2022; 404,084,775 shares issued, 396,598,008 shares outstanding at December 31, 2021	299,002	294,027
Additional paid-in capital	1,885,352	1,855,246
Treasury stock; 7,986,831 shares at December 31, 2022; 7,486,767 shares at December 31, 2021	(61,770)	(60,726)
Accumulated deficit	(1,527,251)	(1,421,448)
Total stockholders’ equity	595,333	667,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$886,179	$1,068,065

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Product revenue, net	$366,511	$580,320	$607,025
Licensing and royalty revenue	2,682	2,867	7,035
Total revenue, net	369,193	583,187	614,060
Less: Cost of goods sold	108,631	121,327	131,444
Less: Cost of goods sold - restructuring inventory	18,078	—	—
Gross margin	242,484	461,860	482,616
Operating expenses:
Selling, general and administrative	304,416	408,334	463,312
Research and development	30,411	29,307	38,959
Restructuring	13,526	13,717	—
Total operating expenses	348,353	451,358	502,271
Operating (loss) income	(105,869)	10,502	(19,655)
Interest income	2,819	1,220	4,901
Interest expense	(15)	(129)	(2,605)
Other (expense) income, net	(740)	(302)	104
(Loss) income from operations before taxes	(103,805)	11,291	(17,255)
Provision for income taxes	(1,998)	(3,562)	(745)
Net (loss) income	$(105,803)	$7,729	$(18,000)
(Loss) earnings per share:
Basic	$(0.26)	$0.02	$(0.05)
Diluted	$(0.26)	$0.02	$(0.05)
Weighted average shares outstanding:
Basic	401,155	395,992	381,759
Diluted	401,155	402,480	381,759

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Shares	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	289,317,460	365,014,893	(4,910,992)	$21,850	$269,173	$1,764,317	$(35,900)	$(1,411,177)	$608,263
Conversion of Series A Convertible Preferred Stock, net	(289,317,460)	28,931,746	—	(21,850)	18,020	3,326	—	—	(504)
Issuance of common stock under employee stock purchase plan	—	347,153	—	—	225	1,732	—	—	1,957
Exercise of stock options	—	1,623,460	—	—	1,062	4,096	—	—	5,158
Vesting of restricted stock units	—	2,507,748	(975,927)	—	1,635	(1,635)	(15,182)	—	(15,182)
Stock-based compensation	—	—	—	—	—	45,813	—	—	45,813
Loss for the period	—	—	—	—	—	—	—	(18,000)	(18,000)
December 31, 2020	—	398,425,000	(5,886,919)	$—	$290,115	$1,817,649	$(51,082)	$(1,429,177)	$627,505
Issuance of common stock under employee stock purchase plan	—	399,286	—	—	275	1,375	—	—	1,650
Exercise of stock options	—	1,203,845	—	—	827	2,094	—	—	2,921
Vesting of restricted stock units	—	4,056,644	(1,599,848)	—	2,810	(2,810)	(9,644)	—	(9,644)
Stock-based compensation	—	—	—	—	—	36,938	—	—	36,938
Income for the period	—	—	—	—	—	—	—	7,729	7,729
December 31, 2021	—	404,084,775	(7,486,767)	$—	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Issuance of common stock under employee stock purchase plan	—	456,696	—	—	283	322	—	—	605
Issuance of common stock for milestone payment	—	5,817,942	—	—	3,461	4,742	—	—	8,203
Exercise of stock options	—	33,303	—	—	21	39	—	—	60
Vesting of restricted stock units	—	1,940,371	(500,064)	—	1,210	(1,210)	(1,044)	—	(1,044)
Stock-based compensation	—	—	—	—	—	26,213	—	—	26,213
Loss for the period	—	—	—	—	—	—	—	(105,803)	(105,803)
December 31, 2022	—	412,333,087	(7,986,831)	$-	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(105,803)	$7,729	$(18,000)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	551	587	597
Amortization of investments	473	1,929	1,602
Stock-based compensation	26,213	36,938	45,813
Amortization of debt discount and debt issuance costs	—	—	635
Amortization of intangible asset	2,545	2,270	1,441
Changes in assets and liabilities:
Accounts receivable, net	32,663	(9,079)	(38,144)
Inventory	(36,422)	(167,066)	(112,095)
Prepaid and other current assets	2,860	8,595	(17,636)
Other long-term assets	(2)	(24)	642
Interest receivable	341	738	(1,329)
Accrued interest payable	—	—	(428)
Deferred revenue	(1,363)	(1,923)	(2,214)
Accounts payable, accrued expenses and other current liabilities	(102,729)	51,516	114,741
Other long-term liabilities	581	1,253	2,629
Net cash used in operating activities	(180,092)	(66,537)	(21,746)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of securities	257,520	394,294	301,989
Purchases of securities	(81,633)	(290,195)	(678,700)
Investment in website development costs	(599)	—	—
Disposal (purchases) of furniture, fixtures and equipment	—	4	(252)
Net cash provided by (used in) investing activities	175,288	104,103	(376,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	605	1,650	1,957
Proceeds from exercise of stock options, net of transaction costs	60	2,921	5,158
Payment of transaction costs for conversion of preferred stock	—	—	(504)
Payment on debt from royalty-bearing instrument	—	—	(50,336)
Taxes related to stock-based awards	(1,044)	(9,644)	(15,182)
Net cash used in financing activities	(379)	(5,073)	(58,907)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,183)	32,493	(457,616)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	223,372	190,879	648,495
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$218,189	$223,372	$190,879
Supplemental disclosure of cash flow information:
Cash (paid) received during the year for:
Interest	$—	$—	$(2,043)
Income taxes	$(1,782)	$3,656	$(207)
Supplemental disclosure of non-cash transactions:
Laxdale milestone	$—	$12,000	$—
Shares issued in settlement of Laxdale milestone payment	$8,203	$—	$—
Initial recognition of operating lease right-of-use asset	$2,041	$—	$—
Conversion of Series A Convertible Preferred Stock into common stock	$—	$—	$18,020

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or U.S. The Company has launched commercial operations in certain European countries, such as the United Kingdom, or the UK, and continues pre-launch commercial activities throughout the rest of Europe. The Company’s operations outside of the U.S. and Europe are in early stages of development with reliance on third-party commercial partners in select geographies.

The Company’s commercialized product, VASCEPA® (icosapent ethyl), was approved by the U.S. Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia, or the MARINE indication. VASCEPA was also approved for another indication in December 2019 for use as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients, or the REDUCE-IT indication.

In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy's Laboratories, Inc., or Dr. Reddy's, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or collectively, the Defendants, several of the Company's patents covering the MARINE indication were declared as invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA and have entered the U.S. market with a 1-gram capsule:

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (1)
Apotex, Inc.	June 2021	January 2022

(1) - Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in the European Union, or EU, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk through MHRA’s new ‘reliance’ route. On December 7, 2022, the Company announced that Swissmedic approved VAZKEPA in Switzerland. Collectively CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including the United States, and certain countries throughout Europe, as well as, in Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2022, 2021 and 2020 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, as well as the ongoing global pandemic, COVID-19.

At December 31, 2022, the Company had Total assets of $886.2 million, of which $310.6 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had Current assets of $689.1 million, including Cash and cash equivalents of $217.7 million, Short-term investments of $91.7 million, Accounts receivable, net, of $131.0 million and Inventory of $228.7 million. In addition, at December 31, 2022, the Company had Long-term investments of $1.3 million and Long-term inventory of $163.6 million. At December 31, 2022, the Company had no debt outstanding.

(2)
Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates and assumptions relied upon in preparing these consolidated financial statements relate to, but are not limited to, such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances; depreciable/amortizable lives; asset impairments; valuation allowance on deferred taxes; probabilities of achievement of performance conditions for certain equity awards; amounts recorded for licensing revenue; contingencies and accruals. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness.

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

Revenue Recognition

In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services committed within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and licensing revenue, see Note 13—Revenue Recognition.

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

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 45 days and are stated at amounts due from customers. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of any recoveries. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The expense associated with the allowance for doubtful accounts is recognized as Selling, general, and administrative expense. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances at December 31, 2022 and 2021:

In thousands	December 31, 2022	December 31, 2021
Gross trade accounts receivable	$187,418	$262,948
Trade allowances	(44,626)	(86,636)
Chargebacks	(11,802)	(11,714)
Allowance for doubtful accounts	—	(945)
Accounts receivable, net	$130,990	$163,653

Inventory

The Company states inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company classifies inventory as long-term inventory when consumption of the finished goods and work in process inventory is expected beyond the normal operating cycle. The Company classifies finished goods expected to be consumed within a normal operating cycle and all of VASCEPA's active pharmaceutical ingredient, or API, as current inventory. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of VASCEPA API.

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

Intangible Asset, net

Intangible asset, net consists of website development costs and milestone payments to the former shareholders of Laxdale Limited, or Laxdale, related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing authorization in Europe in 2021. These assets are amortized over its estimated useful life on a straight-line basis. See Note 7—Commitments and Contingencies for further information regarding other obligations related to the acquisition of Laxdale.

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

The calculation of net (loss) income and the number of shares used to compute basic and diluted net (loss) earnings per share for the years ended December 31, 2022, 2021, and 2020 are as follows:

In thousands	2022	2021	2020
Net (loss) income —basic and diluted	$(105,803)	$7,729	$(18,000)
Weighted average shares outstanding—basic	401,155	395,992	381,759
Effect of dilutive securities:
Stock options	—	4,420	—
Restricted stock and restricted stock units	—	2,068	—
Weighted average shares outstanding—diluted	401,155	402,480	381,759
Net (loss) earnings per share—basic	$(0.26)	$0.02	$(0.05)
Net (loss) earnings per share—diluted	$(0.26)	$0.02	$(0.05)

For the years ended December 31, 2022, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net (loss) earnings per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

In thousands	2022	2021	2020
Stock options	19,182	9,926	16,664
Restricted stock and restricted stock units	14,461	3,764	7,710
Laxdale milestone shares	—	1,984	—

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718, and requires the fair value of all stock-based payments to employees and non-employees to be recognized in the consolidated statement of operations over the requisite service period.

The fair value of the Company's restricted stock units is determined to be the market price on the date of the grant. The Company estimates the fair value of stock option awards on the date of the grant using the Black-Scholes Model, which requires that the Company makes certain assumptions regarding: (i) the expected volatility in the market price of its common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise, referred to as the expected holding period. As a result, if the Company revises its assumptions and estimates, stock-based compensation expense could change materially for future grants.

For awards with performance conditions, if the achievement of the performance conditions is deemed probable, the Company recognizes compensation expense based on the grant date fair value of the award over the requisite service period. The Company reassesses the probability of achievement of the performance conditions each reporting period. The Company estimates the level of forfeitures expected to occur based on its historical data and records compensation cost only for those awards that are ultimately expected to vest. See Note 9—Stock Incentive Plans and Stock-Based Compensation for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term and long-term investments, in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 35%, 31%, and 27%, respectively, of gross product sales for the year ended December 31, 2022 and represented 35%, 21%, and 39%, respectively, of the gross accounts receivable balance as of December 31, 2022. Customers A, B, and C accounted for 37%, 28% and 27%, respectively, of gross product sales for the year ended December 31, 2021 and represented 39%, 22%, and 35%, respectively, of the gross accounts receivable balance as of December 31, 2021. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses are currently expected; however, the Company is monitoring the potential negative impact of COVID-19 on the Company’s customers’ ability to meet their financial obligations.

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

Foreign Currency

Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in Other (expense) income, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in Other (expense) income, net in the consolidated statements of operations. Certain amounts payable pursuant to supply contracts are denominated in currencies other than the U.S. dollar. The Company recorded a foreign currency loss within the Other (expense) income, net on the consolidated statement of operations of $0.7 million, $0.6 million and less than $0.1 million for each of the years ended December 31, 2022, 2021, and 2020, respectively.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$81,870	$81,870	$—	$—
U.S. Treasury Shares	3,117	3,117	—	—
Agency Securities	1,554	1,554	—	—
Corporate Bonds	28,416	—	28,416	—
Commercial Paper	62,347	—	62,347	—
Repo Securities	3,250	—	3,250	—
Asset Backed Securities	1,260	—	1,260	—
Certificate of Deposit	9,100	—	9,100	—
Non-US Government	1,393	—	1,393	—
Total	$192,307	$86,541	$105,766	$—

	December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$95,063	$95,063	$—	$—
U.S. Treasury Shares	23,219	23,219	—	—
Corporate Bonds	83,587	—	83,587	—
Commercial Paper	121,773	—	121,773	—
Repo Securities	8,000	—	8,000	—
Asset Backed Securities	8,816	—	8,816	—
Certificate of Deposit	21,553	—	21,553	—
Non-US Government	12,900	—	12,900	—
Total	$374,911	$118,282	$256,629	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s held-to-maturity investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with original maturities greater than 90 days and less than 12 months are included in short-term investments on its consolidated balance sheet. Those with remaining maturities in excess of 12 months are included in long-term investments on its consolidated balance sheet.

Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the year ended December 31, 2022 and December 31, 2021 were losses of $0.4 million and $0.2 million, respectively. Interest on investments is reported in interest income.

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

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which included an organizational restructuring plan to address shifts within the Company’s U.S. business. As part of the plan, the Company completed a reduction of its U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. During the year ended December 31, 2022 the Company recognized approximately $9.4 million within Restructuring expense on the consolidated statement of operations related to the Comprehensive Cost Reduction Plan, substantially all of which are cash expenditures. The Company also reviewed its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand resulting in charges of $18.1 million recognized within Cost of goods sold - restructuring inventory for the year ended December 31, 2022 on the consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company.

On August 19, 2022, the Company announced that after the conclusion of the fourth and final round of negotiations with the National Association of Statutory Health Insurance Funds, or GKV-SV, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result of the negotiation outcome with the GKV-SV, the Company discontinued its German business operations effective September 1, 2022. The Company recognized approximately $4.2 million within Restructuring expense on the consolidated statement of operations, substantially all of which are cash expenditures.

The following table sets forth the components of the Company's restructuring charges for the years ended December 31, 2022 and 2021 (none in 2020):

	For the Year Ended December 31,
In thousands	2022	2021
Employee restructuring separation charges	$9,310	$13,717
Vendor contract charges	4,216	—
Total restructuring expense	13,526	13,717
Restructuring inventory	18,078	—
Stock forfeitures	591	—
Total restructuring costs incurred	$32,195	$13,717

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2021	$1,186
Costs incurred	32,195
Payments	(33,189)
Balance at December 31, 2022	$192

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

(3)
Intangible Asset

Intangible asset consists of website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. For the year ended December 31, 2022, the Company capitalized $0.8 million of costs associated with the development of a global company website. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of December 31, 2022, the intangible assets have an estimated weighted-average remaining useful life of 8.1 years. The carrying value as of December 31, 2022 and 2021 is as follows:

In thousands	December 31, 2022	December 31, 2021
Technology rights	$32,859	$32,081
Accumulated amortization	(11,079)	(8,534)
Intangible asset, net	$21,780	$23,547

Amortization expense for the years ended December 31, 2022 and 2021 was $2.5 million and $2.3 million, respectively. Estimated future amortization expense, based upon the Company’s intangible asset, as of December 31, 2022 is as follows:

In thousands
Year Ending December 31,	Amount
2023	$2,805
2024	2,805
2025	2,805
2026	2,546
2027	2,546
Thereafter	8,273
Total	$21,780

(4)
Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of December 31, 2022 and 2021 consist of the following:

In thousands	December 31, 2022	December 31, 2021
Raw materials	$126,391	$107,695
Work in process	52,297	41,965
Finished goods	213,664	206,270
Inventory	$392,352	$355,930

The Company classifies inventory as long-term when consumption of the finished goods and work in process inventory are expected beyond the normal operating cycle. As of December 31, 2022 and 2021, we had $163.6 million and $121.3 million of Long-term inventory, respectively.

(5)
Property, Plant and Equipment

Property, plant and equipment as of December 31, 2022 and 2021 consist of the following:

In thousands	Useful Life (in years)	December 31, 2022	December 31, 2021
Furniture and fixtures	5	$1,633	$1,633
Leasehold improvements	lesser of useful life or lease term	869	869
Software	3 - 5	617	617
Computer equipment	3 - 5	227	227
Property, plant and equipment		3,346	3,346
Accumulated depreciation and amortization		(2,472)	(1,921)
Property, plant and equipment, net		$874	$1,425

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over its estimated useful life. Depreciation expense for the years ended December 31, 2022, 2021, and 2020 were $0.6 million, annually. Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

(6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2022 and 2021:

In thousands	December 31, 2022	December 31, 2021
Payroll and payroll-related expenses	$20,302	$19,730
Sales and marketing accruals	1,672	3,563
Accrued revenue allowances	135,061	184,216
All other	35,643	45,602
Accrued expenses and other current liabilities	$192,678	$253,111

(7)
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

On May 22, 2020 and August 10, 2020, Hikma and Dr. Reddy’s, respectively, received U.S. FDA approval to market its generic versions of VASCEPA. During the ANDA litigation, the Company reached agreements with Teva and Apotex, under which they received royalty-free license agreements to promote a generic version of icosapent ethyl in the U.S. under certain circumstances, one of which circumstances was achieved when the Federal Circuit upheld the ruling by the Nevada Court and Hikma launched its generic version of icosapent ethyl. On September 11, 2020, and June 30, 2021, Teva and Apotex, respectively, received U.S. FDA approval to market their respective generic versions of icosapent ethyl. In November 2020, Hikma announced the price and launched its generic version of icosapent ethyl. In June 2021, Dr. Reddy’s announced the price and launched its generic version of icosapent ethyl. In January 2022, Apotex announced the price and launched its generic version of icosapent ethyl. In September 2022, Teva announced the price and launched its generic version of icosapent ethyl for the 0.5-gram capsule and the 1.0 gram capsule in January 2023. All generic versions of icosapent ethyl as approved by the U.S. FDA pertains to the MARINE indication of VASCEPA, lowering of TG levels in patients with very high TG (>500 mg/dL). Current generic competition, together with past and on-going litigation related to such generic versions of icosapent ethyl are applicable to the U.S. only. The Company did not seek, nor is VAZKEPA approved in Europe for lowering of TG levels in patients with very high TG (>500 mg/dL).

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

In November 2020, the Company filed a patent infringement lawsuit against Hikma in the United States District Court in Delaware. The complaint alleged that Hikma induced the infringement of VASCEPA-related CV risk reduction U.S. Patent Nos. 9,700,537 (Composition for preventing the occurrence of cardiovascular event in multiple risk patient), 8,642,077 (Stable pharmaceutical composition and methods of using same), and 10,568,861 (Methods of reducing the risk of a cardiovascular event in a subject at risk for cardiovascular disease) by making, selling, offering to sell and importing generic icosapent ethyl capsules in or into the United States.

In January 2021, the Company expanded the scope of the VASCEPA CV risk reduction patent infringement lawsuit against Hikma to include a health care insurance provider in the United States, Health Net LLC, or Health Net. Through insurance coverage and economic incentives the Company alleged that Health Net has actively induced pharmacies to dispense, and patients to use, Hikma generic icosapent ethyl capsules in infringement of the related patents. In the complaint, the Company sought remedies including a permanent injunction against the unlawful inducement by Hikma and Health Net of infringing uses of the Hikma generic product, i.e., uses to reduce cardiovascular risk as detailed in the patents, and monetary damages in an amount sufficient to compensate the Company for such infringement. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement on the aspect of the litigation relating to the Company and Hikma. The

Company has appealed the decision of the district court. On December 26, 2022, the Company entered into a settlement agreement with Health Net that resolved the litigation relating to the Company and Health Net. The Company will continue to consider its legal options against parties similarly situated to Health Net and Hikma and acting in concert with either by making or selling any drug product or component thereof covered by the subject patents, or inducing others to do the same.

As has been a practice in the generic pharmaceutical industry, on April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil actions No.21-cv-10309 and No.3:23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. The complaints also includes a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s and Hikma's, payors and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s and Hikma. Amarin believes it has valid defenses and will vigorously defend against the claims.

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

As has been a practice of class action legal counsel following governmental investigations and litigation by generics companies, Amarin is also named as a defendant in six antitrust class action lawsuits in the District Court for the District of New Jersey. Amarin is a defendant in a class action lawsuit filed by Uniformed Fire Officers Association Family Protection Plan Local 854 and the Uniformed Fire Officers Association for Retired Fire Officers Family Protection Plan, on behalf of indirect purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-12061, alleging Amarin and its co-defendant suppliers violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. Amarin is a defendant in a class action lawsuit filed by The International Union of Operating Engineers Locals 137, 137A, 137B, 137C, 137R, on behalf of indirect purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-12416, alleging Amarin violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. Amarin is a defendant in a class action lawsuit filed by Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund, on behalf of direct purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-13009. Amarin is a defendant in a class action lawsuit filed by Teamsters Health & Welfare Fund of Philadelphia and Vicinity, on behalf of indirect purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-13406, alleging Amarin violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. Amarin is a defendant in a class action lawsuit filed by Board of Trustees of Heavy and General Laborers' Local Unions 472 and 172 of N.J. Welfare Fund, on behalf of indirect purchasers, in the District Court of New Jersey, Civil Action No. 21-14639, alleging Amarin violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. These cases have been consolidated into In re Vascepa Antitrust Litigation (Indirect Purchasers), Civil Action No. 21-12061, in the District Court for the District of New Jersey. Amarin is a defendant in a class action lawsuit filed by KPH Healthcare Services, Inc., on behalf of direct purchasers, in the District Court for the District of New Jersey, Civil Action No. 21-12747, alleging Amarin violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. This case has been coordinated with the consolidated indirect purchaser case above as In re Vascepa Antitrust Litigation (Direct Purchasers), Civil Action No. 21-12747, in the District Court for the District of New Jersey.

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

Litigation – Other

On February 22, 2019, a purported investor in the Company’s publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and chief scientific officer in the U.S. District Court for the District of New

Jersey, Debendra Sharma v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 2:19-cv-06601 (D.N.J. Feb. 22, 2019). On March 12, 2019, another purported investor filed a substantially similar lawsuit captioned Richard Borghesi v. Amarin Corporation plc, John F. Thero and Steven Ketchum, No. 3:19-cv-08423 (D.N.J. March 12, 2019). On May 14, 2019 the court consolidated the cases under the caption In re Amarin Corporation PLC Securities Litigation, No. 3:19-cv-06601 and appointed two other purported shareholders, Dan Kotecki and the Gaetano Cecchini Living Trust, as Co-Lead Plaintiffs. Co-Lead Plaintiffs filed a consolidated amended complaint, or Amended Complaint, on July 22, 2019 that added as defendants the Company’s former chief medical officer and the Company’s former chief executive officer. The Amended Complaint alleged that from September 24, 2018 to November 9, 2018 the Company misled investors by releasing topline results for the REDUCE-IT study without disclosing data on biomarker increases in the placebo group as compared with baseline measurement. The Amended Complaint alleged that these data suggest that the mineral oil placebo used in the REDUCE-IT study may have interfered with statin absorption in the placebo group, which they alleged may have increased adverse outcomes in the placebo group. The Amended Complaint further alleged that these purported misrepresentations and omissions inflated the share price. Based on these allegations, the suit asserted claims under the Securities Exchange Act of 1934 and sought unspecified monetary damages and attorneys’ fees and costs.

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

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021) and a subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases, or the Securities Litigation, and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The plaintiffs filed an amended complaint on January 13, 2023 that added as a defendant the Company's former general counsel. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the ANDA litigation described above and the risk that certain of the Company's patents would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

Milestone and Supply Purchase Obligations

The Company currently has long-term supply agreements with multiple API suppliers and encapsulators. The Company is relying on these suppliers to meet current and potential future global demand for VASCEPA. Certain supply agreements require annual minimum volume commitments by the Company and certain volume shortfalls may require payments for such shortfalls.

These agreements include requirements for the suppliers to meet certain product specifications and qualify their materials and facilities with applicable regulatory authorities including the U.S. FDA. The Company has incurred certain costs associated with the qualification of product produced by these suppliers.

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which includes a comprehensive cost and organizational restructuring plan to address current shifts within the Company’s U.S. business as a result of the generic competition. As part of this plan, the Company has reviewed its contractual supplier purchase obligations and has entered into agreements with some suppliers to amend supplier agreements to align supply arrangements with current and future market demand. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of December 31, 2022, the Company has a total of approximately $86.0 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale upon receipt of pricing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company was obligated to make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of such former shareholders) of £7.5 million. On July 13, 2022 in connection with the United Kingdom's National Institute for Health and Care Excellence, or NICE's, final guidance for reimbursement of VAZKEPA and use across the National Health Service, or NHS, in England and Wales, representing receipt of marketing approval in Europe for the first indication for VAZKEPA, the Company became obligated to make the aggregate milestone payment of £7.5 million to Laxdale’s former shareholders (in either stock or cash at the election of each shareholder). As of December 31, 2022, the Company has settled the first European indication approval milestone through issuance of stock and cash payments based on the respective shareholder's election.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholder) of £5.0 million (approximately $6.0 million as of December 31, 2022) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of December 31, 2022.

(8)
Equity

Common Stock

On July 13, 2022, in connection with the United Kingdom's National Institute for Health and Care Excellence, or NICE's, final guidance for reimbursement of VAZKEPA and use across the National Health Service, or NHS, in England and Wales, representing receipt of marketing approval in Europe for the first indication for VAZKEPA, the Company became obligated to make an aggregate milestone payment of £7.5 million to Laxdale's former shareholders (in either stock or cash at the election of each shareholder) under the 2004 purchase agreement among the Company and such former shareholders. One of the shareholders elected to receive payment in stock for its pro rata portion of the milestone payment, resulting in the issuance of 5,817,942 shares at a price of $1.41 per share in July 2022.

During the years ended December 31, 2022 and 2021, other than as described elsewhere in this Annual Report on Form 10-K, including in the Notes to Consolidated Financial Statements, the Company did not engage in any transactions involving its common stock. Refer to Incentive Equity Awards below for discussion of ordinary shares issued as a result of stock option exercises and the vesting of restricted stock units. Refer to Note 9—Stock Incentive Plans and Stock Based Compensation for discussion of shares issued under the Company’s employee stock purchase plan.

Incentive Equity Awards

The Company issues incentive equity awards, including incentive and non-qualified stock options and restricted stock units, under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, which is the successor to the Amarin Corporation plc 2011 Stock Incentive Plan, as amended, or the 2011 Plan, and the Amarin Corporation plc 2002 Stock Option Plan, as amended, or the 2002 Plan, and together with the 2020 Plan and 2011 Plan, the Plans. Refer to Note 9—Stock Incentive Plans and Stock Based Compensation for further information regarding the Company’s incentive equity plans and awards.

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the 2020 Plan as of December 31, 2022:

December 31, 2022
Outstanding stock options	19,182,111
% of outstanding shares on a fully diluted basis	4%
Outstanding RSUs	14,461,050
% of outstanding shares on a fully diluted basis	3%

The following table represents equity awards activity during the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Common shares issued for stock option exercises	33,303	1,203,845
Gross and net proceeds from stock option exercises	$59,686	$2,921,000
Common shares issued in settlement of vested RSUs	1,940,371	1,203,845
Shares retained for settlement of employee tax obligations ─ RSUs	500,064	782,917
Common shares issued in settlement of vested Performance-Based RSUs (1)	—	1,923,316
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	—	816,931

(1)
Performance-based RSUs vested in connection with the achievement of certain regulatory and sales performance conditions associated with the REDUCE-IT clinical trial and subsequent revenue growth. These performance-based RSUs have fully vested as of August 2021.

During the years ended December 31, 2022 and 2021, the Company granted a total of 3,065,000 and 4,535,117 stock options, respectively, and 9,069,500 and 5,497,700 RSUs, respectively, to employees under the Plans. The RSUs typically vest annually over a three- or four-year period and the stock options typically vest quarterly over a four-year period. Also during 2022 and 2021, the Company granted a total of 1,919,500 and 2,008,800 RSUs, respectively, to employees under the Plans that vest upon the achievement of specified performance conditions.

In addition, during the years ended December 31, 2022 and 2021, the Company granted a total of 1,973,124 and 278,271 stock options, respectively, and 1,597,955 and 218,000 RSUs, respectively, to members of the Company’s Board of Directors under the Plans. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

(9)
Stock Incentive Plans and Stock-Based Compensation

On March 16, 2020, the Company’s Board of Directors, upon the recommendation of the Remuneration Committee, adopted, subject to shareholder approval, the 2020 Plan which was subsequently approved by the Company’s shareholders on July 13, 2020 at the Annual General Meeting of Shareholders. The 2020 Plan is the successor to the Company’s 2011 Plan, which was set to expire on July 12, 2021, and the Company’s 2002 Plan, the Plans.

The 2020 Plan allows the Company to grant stock options, both incentive and non-qualified options, to employees and Directors, restricted stock units to employees and unrestricted shares to Directors. The maximum number of the Company’s Ordinary Shares of £0.50 each or any ADS’s, as to be issued under the 2020 Plan shall not exceed the sum of (i) 20,000,000 shares and (ii) the number of Shares that remained available for grants under the Company’s 2011 Plan as of July 13, 2020. If any award granted and outstanding under the Plans expires or is forfeited, surrendered, canceled or otherwise terminated, the shares may be made available for subsequent grants under the 2020 Plan. The 2020 Plan is administered by the Remuneration Committee of the Company’s Board of Directors and expires on July 13, 2030.

Stock Options

Under the terms of the Plans, stock options typically vest over a four-year period and expire after a ten-year term. The stock options are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2022:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	18,493	$7.32
Granted	5,038	2.56
Forfeited	(4,105)	8.39
Expired	(211)	11.65
Exercised	(33)	1.79
Outstanding as of December 31, 2022	19,182	5.80	6.2 years	$158
Exercisable as of December 31, 2022	12,888	6.80	4.9 years	$86
Vested and expected to vest as of December 31, 2022	18,867	5.83	6.2 years	$155
Available for future grant as of December 31, 2022	15,383

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022, 2021, and 2020 was $2.56, $5.12, and $14.43, respectively. The total grant date fair value of options vested during the years ended December 31, 2022, 2021, and 2020 was $16.6 million, $21.1 million, and $22.5 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company received proceeds from the exercise of options of $0.1 million, $2.9 million, and $5.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was nominal, $4.9 million, and $9.0 million, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2022, options have $13.5 million of unrecognized stock-based compensation expense with such expense expected to be recognized over a weighted-average period of approximately 2.1 years.

The fair value of stock options on the date of grant was estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, which include:

•
Risk free rate: The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant.
•
Expected dividend yield: No dividend yield has been assumed as the Company does not currently pay dividends on its common stock and does not anticipate doing so in the foreseeable future.
•
Expected option life: The expected life was determined using the simplified method based on the term and vesting period.
•
Expected volatility: Expected stock price volatility was calculated based on the historical volatility of the Company’s common stock over the expected life of the option.

For 2022, 2021, and 2020, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2022	2021	2020
Risk-free interest rate	1.64% - 4.35%	0.53% - 1.36%	0.33% - 1.74%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	96% - 101%	96% - 99%	84% - 99%

Employee stock options generally require future service and vest ratably over a four-year service period and are settled by the issuance of new common shares. The grant date fair value of the stock options, net of an estimated forfeiture rate is amortized straight-line over the awards’ vesting periods or respective requisite service periods and is adjusted for actual forfeitures over such period. The Company recorded compensation expense in relation to stock options of $14.8 million, $23.0 million, and $22.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Restricted Stock Units

The restricted stock units vest based upon either a time-based service condition, a performance condition, or both. The grant date fair value of the restricted stock unites, net of the estimated forfeiture rate, is amortized straight-line over the vesting periods or requisite service periods and is adjusted for actual forfeitures over such period. For any awards with a performance condition, the probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable.

The following table presents the restricted stock unit activity for the year ended December 31, 2022 :

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	9,277	7.70
Granted	12,587	2.97
Vested	(1,940)	7.30
Forfeited	(5,463)	6.79
Outstanding as of December 31, 2022	14,461	$3.98

The Company recorded compensation expense in relation to restricted stock units of $11.4 million, $13.9 million, and $23.4 million for the years ended December 31, 2022, 2021, and 2020 respectively. As of December 31, 2022, restricted stock units have $23.7 million of unrecognized stock-based compensation expense with such expense to be recognized over a weighted-average period of approximately 2.2 years.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2022, 2021, and 2020:

In thousands	2022	2021	2020
Research and development	$4,465	$4,327	$6,568
Selling, general and administrative	22,339	32,305	39,245
Restructuring	(591)	306	—
Stock-based compensation expense	$26,213	$36,938	$45,813

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

For the offering periods ended on the last business day on or before each of May 31, 2022 and November 30, 2022, the Company issued 265,214 shares and 191,482 shares, respectively, at a purchase price of $1.45 per share and $1.15 per share, respectively.

For the offering periods ended on the last business day on or before each of May 31, 2021 and November 30, 2021, the Company issued 226,402 shares and 172,884 shares, respectively, at a purchase price of $3.86 per share and $3.06 per share, respectively.

For the offering periods ended on the last business day on or before each of May 31, 2020 and November 30, 2020, the Company issued shares 123,608 shares and 223,545 shares, respectively, at a purchase price of $5.83 per share and $4.22 per share, respectively.

As of December 31, 2022, 1,361,577 shares were reserved for future issuance under the ESPP.

(10)
Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $8.2 million and $7.9 million as of December 31, 2022 and 2021, respectively. The Company recognized interest related to uncertain tax positions of $0.5 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively. No penalties have been recognized in conjunction with these positions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020:

In thousands	2022	2021	2020
Beginning uncertain tax benefits	$22,040	$24,034	$26,743
Prior year—increases	—	16	2,428
Prior year—decreases	(9,107)	(2,248)	(5,391)
Current year—increases	5,782	238	254
Ending uncertain tax benefits	$18,715	$22,040	$24,034

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2022:

Jurisdiction	Tax Years
United States—Federal	2018-2022
United States—State	2012-2022
Ireland	2018-2022
United Kingdom	2021-2022

The Company does not expect any gross liabilities to expire in 2023 based on statutory lapses or audits.

The components of income (loss) from operations before taxes were as follows for the years ended December 31, 2022, 2021 and 2020:

In thousands	2022	2021	2020
United States	$5,358	$10,222	$14,915
Ireland and United Kingdom	(112,527)	(4,368)	(32,170)
Other	3,364	5,437	—
Total (loss) / income before taxes	$(103,805)	$11,291	$(17,255)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the years ended December 31, 2022, 2021 and 2020:

In thousands	2022	2021	2020
Current:
United States—Federal	$562	$2,690	$45
United States—State	573	716	700
Foreign	863	156	—
Total current	$1,998	$3,562	$745
Deferred:
United States—Federal	(3,721)	5,222	1,972
United States—State	284	(3,057)	1,956
Foreign	(1,646)	(1,619)	(26,793)
Change in valuation allowance	5,083	(546)	22,865
Total deferred	$—	$—	$—
Provision for income taxes	$1,998	$3,562	$745

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for the years ended December 31, 2022, 2021 and 2020:

In thousands	2022	2021	2020
Benefits from taxes at statutory rate	$(25,952)	$2,823	$(4,314)
Rate differential	9,141	(4,416)	128
Change in valuation reserves	5,083	(546)	22,865
Nondeductible employee compensation	2,344	5,249	6,122
Stock option/RSU windfall (shortfall)	3,569	81	(3,262)
ISO disqualifying disposition windfall	—	(219)	(253)
Research and development credits	(958)	(1,170)	(6,225)
Tax return to provision adjustments	424	(8,372)	(138)
Net operating loss carryback	—	—	(2,465)
Foreign exchange	7,859	4,109	(10,852)
Permanent and other	(1,542)	863	(4,283)
Uncertain tax positions	(3,290)	5,160	3,422
Foreign-derived intangible income	(2,935)	—	—
Loss of tax attributes	8,255	—	—
Provision for income taxes	$1,998	$3,562	$745

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2022, 2021, and 2020, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

On August 16, 2022, the Inflation Reduction Act of 2022, or the Act, was signed into law by the Biden Administration, with tax provisions effective January 1, 2023 primarily focused on implementing a 15% minimum tax on global adjusted financial statement income (CAMT) and a 1% excise tax on share repurchases. While we are still evaluating the impact of the Act, we do not expect either of these provisions to have a material impact on our financial results.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was enacted in the United States. Among other provisions, the CARES Act allows businesses to carry back net operating losses arising in years 2018 to 2020 to the five prior tax years. We recorded an income tax benefit of $2.5 million for the year ended December 31, 2020 as a result of these loss carrybacks and an income tax benefit of nil for the years ended December 31, 2022 and 2021, respectively.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2022, 2021 and 2020 includes $0.6 million, $0.1 million and $3.7 million of excess tax benefits, respectively, arising from share-based payments during the period.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2022 and 2021 is as follows:

In thousands	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$136,862	$127,378
Stock-based compensation	11,616	8,563
Tax credits	2,639	15,803
Capitalized R&D	4,723	—
Lease liability	2,583	2,348
Other reserves and accrued liabilities	11,895	11,257
Gross deferred tax assets	170,318	165,349
Less: valuation allowance	(165,378)	(160,295)
Total deferred tax assets	4,940	5,054
Deferred tax liabilities:
Depreciation and amortization	(3,337)	(3,404)
Lease asset	(1,603)	(1,639)
Other liabilities	—	(11)
Total deferred tax liabilities	(4,940)	(5,054)
Net deferred tax assets	$—	$—

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, U.S., Germany, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2022 and 2021:

In thousands	2022	2021
Beginning valuation allowance	$160,295	$160,841
Increase as reflected in income tax expense	12,942	2,899
Foreign exchange	(7,859)	(3,445)
Ending valuation allowance	$165,378	$160,295

During 2022, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets.

The Company has combined U.S. and Non-U.S. net operating loss carryforwards of $834.4 million, which do not expire. The total net operating loss carryforwards decreased by approximately $15.6 million from the prior year primarily as a result of current year loss generated by the Company’s U.S. and Non-U.S. subsidiaries, the impact of foreign exchange rate changes, and adjustments to reconcile the financial statement accounts to the amounts reported on the filed 2021 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $9.5 million and state tax credit carryforwards of $3.7 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2023 and 2042, may be used to offset future taxable income, if any.

As of December 31, 2022, there are no earnings that have been retained indefinitely for reinvestment by foreign subsidiary; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings or the recovery of the Company’s investment in its subsidiaries as the amount of the related unrecognized deferred income tax liability is zero.

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

(11)
Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The

Company recognized $1.7 million, $1.9 million and $1.7 million of related compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

(12)
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

During the first quarter of 2022, the final co-promotion tail payment was made to Kowa Pharmaceuticals America, Inc. As of December 31, 2021, the Company recognized a net payable to Kowa Pharmaceuticals America, Inc. of $0.6 million was classified as current on the consolidated balance sheets, representing the remaining accrued co-promotion tail payments.

(13)
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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from (a) trade allowances, such as invoice discounts for prompt pay and distributor fees, (b) estimated government and private payor rebates and chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives that are offered within contracts between the Company and its distributors, health care providers, payors and other indirect customers relating to the Company’s sales of its product. These reserves are based on individual contractual amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (distributor payments or credits) or as a current liability (payable to a non-distributor). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Allowances: The Company generally provides invoice discounts on VASCEPA sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors in the U.S. and Germany generally include a 2-3% discount for prompt payment while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that VASCEPA will be eligible for purchase by, for partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in Accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s distributors and (iv) information obtained from other third parties regarding the payor mix for VASCEPA. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

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

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for VASCEPA and who reside in states that permit co-pay mitigation programs. The Company’s co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for VASCEPA’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program to establish its accruals for co-pay mitigation rebates. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in Accrued expenses and other current liabilities on the consolidated balance sheets. The Company adjusts its accruals for co-pay mitigation rebates based on actual redemption activity and estimates regarding the portion of issued co-pay mitigation rebates that it estimates will be redeemed.

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2022 and 2021:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2021	$36,242	$141,200	$7,798	$5,584	$190,824
Provision related to current period sales	121,378	684,010	1,531	45,501	852,420
Provision related to prior period sales	—	(2,034)	—	—	(2,034)
Credits/payments made for current period sales	(36,473)	(504,210)	—	(42,754)	(583,437)
Credits/payments made for prior period sales	(34,511)	(134,210)	(1,240)	(5,586)	(175,547)
Balance as of December 31, 2021	86,636	184,756	8,089	2,745	282,226
Provision related to current period sales	96,340	676,816	2,347	26,612	802,115
Provision related to prior period sales	—	592	—	—	592
Credits/payments made for current period sales	(54,952)	(548,783)	—	(24,671)	(628,406)
Credits/payments made for prior period sales	(83,398)	(177,288)	(1,690)	(2,630)	(265,006)
Balance as of December 31, 2022	$44,626	$136,093	$8,746	$2,056	$191,521

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

(14)
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

During the years ended December 31, 2022 and 2021, the Company recognized $0.6 million and $1.1 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through December 31, 2022 and 2021, the Company recognized $7.7 million and $7.1 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by the Company to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $9.3 million and $9.8 million is recorded in deferred revenue as of December 31, 2022 and 2021, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 12 years.

The Company recognized net product revenue of $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, related to sales to Edding.

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

The Company recognized net product revenue of approximately $1.0 million and $1.4 million as of December 31, 2022 and 2021, respectively, related to sales to Biologix.

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

During the years ended December 31, 2022 and 2021, the Company recognized $0.7 million and $0.9 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through December 31, 2022 and 2021, the Company has recognized $8.2 million and $7.5 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by the Company to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $5.6 million and $6.2 million is recorded in deferred revenue as of December 31, 2022 and 2021, respectively, on the consolidated balance sheets and will be recognized as revenue over the remaining period of 8 years.

The Company recognized net product revenue of $2.9 million and nil for the years ended December 31, 2022 and 2021, respectively, related to sales to HLS.

CSL Seqirus

In February 2023, the Company entered into an agreement with CSL Seqirus to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company will receive an upfront payment of $0.5 million and be eligible to receive event-related milestone payments of approximately $8.0 million and additional product-related milestone payments of approximately $4.0 million. The Company will be responsible for supplying finished product to CSL Seqirus at a profitable transfer price.

The following table presents changes in the balances of the Company’s contract assets and liabilities for years ended December 31, 2022 and 2021:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$6	$(1,369)	$15,346

Year ended December 31, 2021:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$18,632	$128	$(2,051)	$16,709

During the years ended December 31, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Twelve Months Ended December 31,
Revenue recognized in the period from:	2022	2021
Amounts included in contract liability at the beginning of the period	$1,366	$1,997
Performance obligations satisfied in previous periods	$2	$46

(15)
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

On September 13, 2022, the Company entered into a lease agreement for new office space in Dublin, Ireland, or the Dublin Lease. The Dublin Lease commenced on October 1, 2022, or the Dublin Commencement Date, for a 2-year period. Under the Dublin Lease, the Company will pay annual rent of approximately $0.4 million during the duration of the lease term.

In addition to the real estate leases, the Company leases various vehicles with terms ranging from month to month up to 36 months.

The operating lease liability is $11.6 million and $10.3 million and the operating lease right-of-use asset is $9.1 million and $7.7 million, as of December 31, 2022 and 2021, respectively.

The lease expense for the years ended December 31, 2022, 2021 and 2020 is approximately $2.8 million, $2.2 million and $1.6 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of December 31, 2022:

Undiscounted lease payments ($000s)
2023	$2,796
2024	2,572
2025	2,096
2026	2,131
2027	1,962
2028 and thereafter	5,251
Total undiscounted payments	$16,808
Discount Adjustments	$(5,227)
Current operating lease liability	1,566
Long-term operating lease liability	$10,015

The Company entered into a sublease agreement to lease a portion of the Bridgewater, New Jersey facility. The lease commenced on February 1, 2023, or the Sublease Commencement Date, for a seven and a half year period. Under the sublease, the Company will receive monthly rent payments of approximately $0.1 million during the first year, and such rent increases by a nominal percentage every year following the first anniversary of the Sublease Commencement Date.