Form 10-K/A
period 2022-12-31
AMARIN CORP PLC\UK
filed 2023-05-01
CIK 897448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
,
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
+
353 (0) 1

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive
-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES   ☐    NO
☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant as of June 30, 2022 was approximately $721.2 million, based upon the closing price on the
Nasdaq
Global Market reported for such date.
407,645,955 share
s
were outstanding as of April 27, 2023, including 387,307,491 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and
20,338,464
Ordinary
Shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Iselin, New Jersey

EXPLANATORY NOTE
Amarin Corporation plc is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Original Form
10-K
Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K.
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
We are filing this Amendment to include the Part III information in our Annual Report on Form
10-K
because we no longer intend to file a definitive proxy statement for our annual meeting of shareholders within 120 days after the end of our fiscal year ended December 31, 2022. Accordingly, this Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form
10-K
Filing, and the reference on the cover of the Original Form
10-K
Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form
10-K
Filing are hereby deleted.
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

BOARD OF DIRECTORS AND COMMITTEES

The table below sets forth the following information for members of the Company’s board of directors (the “Board”): the year each was first elected as a director of the Company, their respective ages and the positions currently held with the Company. The members of this Board were elected at the Special General Meeting of shareholders held on February 28, 2023, following the successful proxy contest launched by Sarissa Capital Management LP (“Sarissa” or “Sarissa Capital”), except for Mr. Oliver O’Connor, who was elected by the New Directors on April 17, 2023. These directors are referred to as the New Directors.

Director Name and Year of First Election	Age	Position(s) with the Company
Patrice Bonfiglio (2023)	41	Director
Paul Cohen, M.D. (2023)	48	Director
Mark DiPaolo (2023)	52	Director
Keith L. Horn (2023)	65	Director
Odysseas Kostas, M.D. (2023)	48	Director
Oliver O’Connor (2023)	61	Director
Louis Sterling III (2023)	44	Director
Diane Sullivan (2023)	61	Director

Ms. Patrice Bonfiglio joined Amarin as a non-executive director in February 2023. Since March 2014 and February 2017, Ms. Bonfiglio has served as the Chief Financial Officer and Chief Compliance Officer of Sarissa Capital Management LP (“Sarissa” or “Sarissa Capital”), respectively. From 2013 to 2014, Ms. Bonfiglio was also Manager of Accounting and Operations of Sarissa. From 2012 to 2013, Ms. Bonfiglio served as the Head of Operations for commodities hedge fund Arbalet Capital Management, LP (“Arbalet”), where she was responsible for managing the firm’s spinout from hedge fund Arrowhawk Capital Partners, LLC, covering operations, accounting, and compliance. Prior to the spinout of Arbalet, Ms. Bonfiglio was the Operations Manager at Arrowhawk Capital Partners, LLC from 2010 to 2012, managing all aspects of the firm’s day to day operations and contributing to the accounting and compliance teams of the multi-strategy hedge fund. From 2008 to 2010, Ms. Bonfiglio served as Senior Accountant at Ridgefield Capital Asset Management, where she was responsible for the operations and accounting of the portfolio funds and managed accounts. From 2006 to 2008, Ms. Bonfiglio was an Associate and Fund Accountant at Pequot Capital Management, Inc. Ms. Bonfiglio received her B.S. degree from Temple University. Ms. Bonfiglio is well-qualified to serve as a member of our Board due to her significant operational, accounting, finance and compliance expertise.

Dr. Paul Cohen joined Amarin as a non-executive director in February 2023. Dr. Paul Cohen is the Albert Resnick, M.D., Associate Professor, Head of the Laboratory of Molecular Metabolism, and Senior Attending Physician at The Rockefeller University. Dr. Cohen has also served as a scientific advisor to Hoxton Farms, a biotech startup based in London, since September 2021. Since 2016, Dr. Cohen has been a practicing cardiologist at Memorial Sloan Kettering Cancer Center. Dr. Cohen received his undergraduate degree from Harvard College. He then entered the Tri-Institutional M.D.-Ph.D. Program, where he completed his Ph.D. research at Rockefeller studying the metabolic effects of the hormone leptin. He received his M.D. from Weill Cornell Medical College. He then completed an Internal Medicine Residency at Columbia and a Cardiology Fellowship at Brigham and Women’s Hospital. He performed postdoctoral research training at the Dana Farber Cancer Institute studying transcriptional determinants of adipocyte identity. Dr. Cohen is well-qualified to serve as a member of our Board due to his significant scientific, medical and research and development expertise.

Mr. Mark DiPaolo joined Amarin as a non-executive director in February 2023. Since February 2013, Mr. DiPaolo has served as the Senior Partner and General Counsel of Sarissa. From 2005 to 2013, Mr. DiPaolo served as a senior member of Carl Icahn’s investment team at Icahn Capital, working on all aspects of Mr. Icahn’s investment strategy. During that time, Mr. DiPaolo worked closely with Dr. Alexander Denner, the Founder and Chief Investment Officer of Sarissa Capital, on many healthcare activist campaigns and achieved many favorable investment outcomes for investors. Mr. DiPaolo worked with Dr. Denner in founding Sarissa Capital and has been instrumental in the development and execution of Sarissa Capital’s investments and strategy. Prior to working at Icahn, Mr. DiPaolo was an M&A attorney at Willkie Farr & Gallagher LLP. Since February 2018, Mr. DiPaolo has served on the board of directors of Innoviva, Inc. (Nasdaq: INVA). From August 2017 to September 2018, Mr. DiPaolo also served on the board of directors of Novelion Therapeutics Inc. (until October 2019, Nasdaq: NVLN). Mr. DiPaolo received his B.A. degree from Fordham University and his J.D. degree from Georgetown University. Mr. DiPaolo is well-qualified to serve as a member of our Board due to his significant investments, operations, capital allocation, corporate governance, corporate finance, and mergers and acquisitions expertise.

Mr. Keith L. Horn joined Amarin as a non-executive director in February 2023. Since 2016, Mr. Horn has been the founder and managing member of Loring Capital Advisors, LLC, a firm providing investment advisory and consulting services to hedge fund managers, asset management firms, and early-stage and start-up businesses. Mr. Horn served as the Chief Executive Officer and a director of Forest Road Acquisition Corp. from September 2020 to June 2021, when it consummated a business combination with The Beachbody Company. From 2003 to 2015, Mr. Horn served as Chief Operating Officer and a member of the Management Committee and Valuation Committee of Elliott Management Corporation, a global multi-strategy firm, where he was responsible for global management and oversight of operational, support, and control functions of the firm’s investment advisory business.

Prior to Elliott, Mr. Horn spent 16 years at Merrill Lynch, Pierce, Fenner & Smith Incorporated, serving in various capacities, including Global Head of Leveraged Finance, Head of Latin America Debt, and Chief of Staff to the Chairman and President. Mr. Horn began his career in private practice as a corporate and securities attorney. Mr. Horn served on the board of directors of Sarissa Capital Acquisition Corp. (Nasdaq: SRSA), a special purpose acquisition company sponsored by Sarissa Capital, from and served as a director of Forest Road Acquisition Corp. II (NYSE: FRXB), a special purpose acquisition company, from March 2021 to April 2023. In addition, in July 2019, Mr. Horn was appointed to the strategic advisory board of Investcorp Strategic Capital Partners, a fund established to assemble a diverse portfolio of general partnership stakes in alternative asset managers. In December 2019, Mr. Horn joined the Strategic Advisory Board of the Forest Road Company, LLC, a specialty finance and tax services company that lends against U.S. tax credits and provides capital in the media space.

From April 2016 to November 2019, Mr. Horn served on the board of directors of Empire Resorts, Inc. (“Empire”) (Nasdaq: NYNY), which operates in the gaming and hospitality industries, where he served as Chairperson of the audit committee and as Chairperson of the special committee in its review and approval of an acquisition transaction pursuant to which Empire became a privately-held entity. Mr. Horn received his J.D. (cum laude) from Georgetown University Law Center and his B.A. degrees in Economics and Political Science from Binghamton University, where he graduated Phi Beta Kappa with highest honors. Mr. Horn is well-qualified to serve as a member of our Board due to his significant investments, operations, capital allocation, strategic collaboration, corporate governance, corporate finance, and mergers and acquisitions expertise.

Odysseas Kostas, M.D., joined Amarin as a non-executive director in February 2023. Since 2016, Mr. Kostas has served as a Partner and Senior Managing Director of Sarissa, and he currently also serves as Head of Research. He most recently served as a director at Evercore ISI (formerly ISI), where he was employed from 2011 to 2015, covering the biotechnology and pharmaceutical industries. Previously, he practiced internal medicine as part of the Yale New Haven Health system and was engaged as a consultant to various biotechnology companies. Since December 2017, Dr. Kostas has served on the board of directors of Innoviva, Inc. (Nasdaq: INVA) (as Chairman from December 2017 to December 2020), and since February 2020, has served on the board of directors of Armata Pharmaceuticals, Inc. (NYSE: ARMP). Dr. Kostas also served on the board of directors of Enzon Pharmaceuticals, Inc., from 2013 to 2020. Dr. Kostas received his B.S. degree from the Massachusetts Institute of Technology and his M.D. degree from the University of Texas Southwestern Medical School. Dr. Kostas is well-qualified to serve as a member of our Board due to his significant medicine, investments, operations, research and development, capital allocation, partnerships and strategic collaboration, corporate governance, corporate finance, and mergers and acquisitions expertise.

Mr. Oliver O’Connor joined Amarin as a non-executive director in April 2023. Mr. O’Connor currently serves as the Chief Executive Officer of the Irish Pharmaceutical Healthcare Association a position he has held since January 2015. Earlier in his career, Mr. O’Connor served as an advisor to the Deputy Prime Minister, Minister for Enterprise, Trade and Employment and Minister for Health and Children in Ireland. Mr. O’Connor has served as a founder board member of the Irish Medicines Verification Organisation since 2017. Mr. O’Connor earned an MBA from Stanford University’s Graduate School of Business and a Bachelor of Arts from University College Dublin. Mr. O’Connor is well-qualified to serve on our Board as he brings more than 30 years of experience in government and health policy, pharmaceutical industry, and finance experience.

Mr. Louis Sterling III joined Amarin as a non-executive director in February 2023. Since January 2017, Mr. Sterling has been a private investor targeting small-cap public equities and select fast-growth private companies, particularly in the healthcare industries. Prior to 2017, Mr. Sterling worked in investment banking (corporate finance/M&A) at Goldman Sachs, middle-market private equity at Lincolnshire Management, and was a managing director of BondFactor. From December 2021 to April 2023, Mr. Sterling served as a director of BZAM Ltd. (formerly the Green Organic Dutchman Holdings Ltd.), a sustainable global cannabis company, and served as chair of the corporate governance & nominating committee and as a member of the compensation committee. Mr. Sterling received his J.D. from Harvard Law School, his M.B.A. from Harvard Business School and his B.B.A. from Howard University. Mr. Sterling is well-qualified to serve as a member of our Board due to his significant investments, operations, capital allocation, corporate finance, and mergers and acquisitions expertise.

Ms. Diane Sullivan joined Amarin as a non-executive director in February 2023. Ms. Sullivan founded her own consulting firm in May 2020, which specializes in strategy development and commercialization for life sciences companies. From May 2020 until August 2021, Ms. Sullivan served as the Chief Commercial Officer of DalCorp Pharmaceuticals. From November 2018 to April 2020, Ms. Sullivan served as Chief Commercial Officer of The Medicines Company (“MDCO”), until its $9.7B acquisition by Novartis. Prior to her time at MDCO, Ms. Sullivan was an independent commercialization and market access consultant from October 2017 to November 2018. Ms. Sullivan was Vice President, Market Access & Patient Strategies at AstraZeneca from 2013 to 2017. She was Vice President, Specialty Payer & Channel Group at Pfizer from 2009 to 2013 and prior to the acquisition, was Vice President, Healthcare Systems Marketing at Wyeth in 2008. Before Wyeth, Ms. Sullivan spent 12 years in a series of strategy, marketing, brand management, business development, and integration roles at GlaxoSmithKline. She began her career at IBM and was a member of the team that launched IBM’s entry into the Health Data Networking business. Ms. Sullivan served on the board of directors of OrthogenRx, a privately held medical device company from May 2018 until it was acquired by Avanos Medical in January 2022. Ms. Sullivan received a B.A. from Dickinson College. She also graduated from IBM’s intensive two-year marketing and account management training program as well as IBM’s customized version of an M.B.A. program. Ms. Sullivan is well-qualified to serve as a member of our Board due to her significant investments, operations, research and development, capital allocation, partnerships and strategic collaboration, corporate governance, corporate finance, and mergers and acquisitions expertise.

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

The Prior Board

Because the New Directors were not members of the Board during the fiscal year ended December 31, 2022, the time period to which most of the discussions herein relate, we sometimes reference the “Prior Board,” which refers to the Board as constituted during 2022. The New Directors are currently, and together with management, undertaking a comprehensive review of the Company’s business strategies, risk management, corporate governance and compensation practices and the matters discussed herein are not necessarily reflective of the views of the New Directors.

Board Meetings and Attendance at the Annual General Meeting

During our 2022 fiscal year, our Prior Board formally met six times. Each director attended at least 75% of the aggregate of these meetings of the Board and meetings of the committees of which he or she was a member in our last fiscal year. Our Board has a standing Audit Committee, a Remuneration Committee and a Nominating and Corporate Governance Committee. All members of the Audit, Remuneration and Nominating and Corporate Governance Committees are non-employee directors who are deemed independent. In addition to the formal meeting numbers referenced herein, the Board and its committees met or engaged in discussions informally throughout the year.

Although the Company has no formal policies regarding director attendance at annual general meetings, it generally encourages directors to attend annual general meetings and expects that members of the Board will attend annual general meetings when conditions permit.

Board Leadership Structure and Risk Oversight

On March 21, 2023, Odysseas D. Kostas was appointed as our Chairman of the Board. Dr. Kostas is independent and all key committees of the Board are comprised solely of, and chaired by, independent directors. The Board believes that this structure, combined with the Company’s established corporate governance guidelines, provides an effective leadership structure for the Company. In addition, to ensure effective independent oversight of the Company, the Board holds meetings of the independent directors of the Board at every meeting.

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

As part of the Board’s risk oversight role, our Remuneration Committee reviews and evaluates the risks associated with our compensation programs. In 2022, the Remuneration Committee reviewed our compensation policies as generally applicable to our employees and believed that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they encourage is not reasonably likely to have a material adverse effect on Amarin. In making this determination, our Remuneration Committee considered the following:

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

The new members of the Remuneration Committee, together with management, are undertaking such a review.

Board Committees

Audit Committee. During the 2022 fiscal year, the Audit Committee was comprised of former directors Ms. Enright (Chair, effective upon her appointment to the Board in May 2022), Mr. van Heek (Chair until the appointment of Ms. Enright as Chair in May 2022), Mr. O’Sullivan, and Ms. Peterson. In March 2023, following our Special General Meeting of Shareholders, Mr. Horn (Chair), Ms. Bonfiglio, Ms. Sullivan, and Mr. Sterling were appointed to the Audit Committee. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee also assists the Board in overseeing the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the external auditors’ qualifications and independence, the performance of the Company’s internal audit function and external auditors and performs other duties, as set forth in the Audit Committee charter. The Audit Committee charter is furnished on our website at http://amarincorp.com/corporate-governance. All members of the Audit Committee satisfy the current independence standards promulgated by Nasdaq and the SEC, and the Board has determined that Keith L. Horn and Patrice Bonfiglio each meet the definition of “audit committee financial expert,” as defined in Item 407 of Regulation S-K. The prior Audit Committee met formally five times during our 2022 fiscal year.

Nominating and Corporate Governance Committee. During the 2022 fiscal year, the Nominating and Corporate Governance Committee was comprised of former directors Mr. O’Sullivan (Chair), Mr. Zakrzewski, and Dr. Ekman. Ms. Peterson replaced Mr. Zakrzewski on the Committee upon his retirement at the conclusion of our 2022 Annual General Meeting. In March 2023, following our Special General Meeting of Shareholders, Mr. Sterling (Chair), Mr. DiPaolo, and Dr. Kostas were appointed to the Nominating and Corporate Governance Committee, and Mr. O’Connor was appointed to the Committee at the time of his appointment to the Board in April 2023. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board. The Nominating and Corporate Governance Committee also develops and implements policies and processes regarding corporate governance matters, assesses Board membership needs, and acts as the Company’s nominating committee by reviewing potential director nominees and recommending nominees to the Board. The Nominating and Corporate Governance Committee charter is furnished on our website at http://amarincorp.com/corporate-governance. All members of the Nominating and Corporate Governance Committee satisfy the current Nasdaq independence standards. The prior Nominating and Corporate Governance Committee met formally five times during our 2022 fiscal year.

Remuneration Committee. Mr. Stack, Mr. van Heek, and Ms. Peterson served as members of the Remuneration Committee during 2022, until June 2022, when Mr. Wold-Olsen (Chair) replaced Mr. Stack upon Mr. Stack’s retirement at the conclusion of our 2022 Annual General Meeting. In December 2022, Mr. Zulueta replaced Ms. Peterson on the Remuneration Committee. In March 2023, following our Special General Meeting of Shareholders, Ms. Sullivan (Chair), Ms. Bonfiglio, Dr. Cohen, and Mr. Horn were appointed to serve as members of the Remuneration Committee. The Remuneration Committee, together with the Board, determines the framework for the compensation of the Company’s Chief Executive Officer and such other members of executive management as it is designated to consider. The Remuneration Committee also determines the corporate and individual performance goals under the Company’s management incentive plan and achievement of these goals, as well as reviews and reassesses the Company’s processes and procedures for the consideration and determination of executive remuneration. Further, the Remuneration Committee oversees any major changes in employee benefit structures throughout the Company and performs other duties as set forth in the Remuneration Committee charter. Additionally, the Remuneration Committee reviews and evaluates the risks associated with our compensation programs. The Remuneration Committee may delegate its authority to a subcommittee composed of one or more of its members. The Remuneration Committee charter is furnished on our website at http://amarincorp.com/corporate-governance. All members of the Remuneration Committee satisfy the current Nasdaq and SEC independence standards and qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act. The prior Remuneration Committee met formally five times during our 2022 fiscal year.

EXECUTIVE OFFICERS

Our current executive officers and their respective positions are set forth in the following table. Biographical information regarding each executive officer is set forth following the table.

Name	Age	Position
Aaron D. Berg	60	Interim President and Chief Executive Officer, Executive Vice President, President-U.S. (interim principal executive officer)
Steven B. Ketchum, Ph.D.	58	President of Research and Development, Executive Vice President and Chief Scientific Officer
Thomas C. Reilly	51	Chief Financial Officer (principal financial officer and principal accounting officer)

Aaron D. Berg joined Amarin in November 2012 as Vice President, Marketing and Managed Care. He has since served in roles of increasing responsibility, including as Senior Vice President, Marketing and Sales from February 2014 until April 2018, as Senior Vice President and Chief Commercial Officer from April 2018 through July 2021, and currently as Executive Vice President, President-U.S., a position he has held since August 2021. Mr. Berg was appointed interim President and interim Chief Executive Officer of Amarin in April 2023. Before joining Amarin, Mr. Berg served as president and chief executive officer of Essentialis, Inc., a development stage pharmaceutical company, where he led the company’s work on triglyceride management. Prior to joining Essentialis, Mr. Berg served as vice president of marketing and sales at Kos Pharmaceuticals, where he was instrumental in driving annual revenues approaching $1 billion until the acquisition of Kos Pharmaceuticals by Abbott Laboratories in December 2006. Mr. Berg began his pharmaceutical industry career as a sales representative with Bristol-Myers Squibb, followed by various commercial positions with Schering-Plough and GlaxoSmithKline. He obtained his B.S. in Business Management, Marketing from the University of Maryland.

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

Tom C. Reilly joined Amarin in June 2022 as Chief Financial Officer. Mr. Reilly has more than 20 years of experience in building and leading finance and administration teams at life sciences companies both in the United States and globally. Before joining Amarin, Mr. Reilly served as chief financial officer for Cara Therapeutics from October 2020 to June 2022, where he was responsible for leading all aspects of financial operations and planning. Prior to joining Cara Therapeutics, Mr. Reilly served as head of finance of the Allergan General Medicines business from October 2017 to October 2020. Prior to joining Allergan, until September 2017, Mr. Reilly spent 14 years with Novartis where he served in roles of increasing responsibility, including finance head for the oncology development unit, chief financial officer for Novartis Pharma Austria, and financial controller for Novartis USA’s pharmaceutical division. He earned his bachelor’s degree in finance from Manhattan College, an M.B.A in accounting from Seton Hall University, and is a certified public accountant.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees. There have been no material modifications to, or waivers from, the provisions of such Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.amarincorp.com. You may also request a printed copy of the Code of Business Conduct and Ethics, without charge, by writing to us at Amarin Pharma, Inc., 440 Route 22, Bridgewater, NJ 08807, Attention: Investor Relations. In addition, should any changes be made to our Code of Business Conduct and Ethics, we intend to disclose within four business days on our website (or in any other medium required by law or Nasdaq): (a) the date and nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (b) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person that is granted the waiver, and the date of the waiver.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently comprised of Mr. Horn (Chair), Ms. Bonfiglio, Mr. Sterling, and Ms. Sullivan. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee also assists the Board in overseeing the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the external auditors’ qualifications and independence, the performance of the Company’s internal audit function and external auditors, and performs other duties, as set forth in the Audit Committee charter. The prior Audit Committee met four times during our 2022 fiscal year. All members of the Audit Committee satisfy the current independence standards promulgated by Nasdaq and the SEC, and the Board has determined that Mr. Horn and Ms. Bonfiglio are each an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Shareholder Communications

Generally, shareholders who have questions or concerns regarding the Company should contact our Investor Relations department at (908) 719-1315. However, any shareholders who wish to address questions regarding the business or affairs of the Company directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board, Amarin Corporation plc, Iconic Offices, The Greenway, Block C Ardilaun Court 112-114 St Stephens Green, Dublin 2, Ireland or c/o Amarin Pharma, Inc., 440 US Highway 22, Bridgewater, New Jersey 08807. Upon receipt of any such communications, the correspondence will be directed to the appropriate person, including individual directors.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based solely on the review of copies of the reports filed with the SEC, all such reports required to be filed by our executive officers, directors and greater-than-10% shareholders during the fiscal year ended December 31, 2022 were timely filed, except for two late Forms 3 in connection with Geraldine Murphy and Adam Berger’s appointments as Section 16 directors and two late Forms 4, each related to two transactions pertaining to vesting of securities, due to administrative error.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

DISCUSSION AND ANALYSIS

The following compensation discussion and analysis describes the philosophy, objectives, and structure of our fiscal year 2022 executive compensation program for our 2022 named executive officers, several of whom are no longer with the Company, as determined by the Prior Board. This section is intended to be read in conjunction with the tables that immediately follow, which provide further historical compensation information for our named executive officers, who for the fiscal year ended December 31, 2022, were:

Karim Mikhail	Former President and Chief Executive Officer*
Thomas C. Reilly	Chief Financial Officer and Secretary
Aaron D. Berg	Executive Vice President, Chief Commercial Officer and President, U.S.*
Steven B. Ketchum, Ph.D.	President of Research and Development and Chief Scientific Officer
Michael W. Kalb	Former Senior Vice President and Chief Financial Officer, Assistant Secretary
Jason M. Marks	Former Executive Vice President, Chief Legal and Compliance Officer & Secretary

*	Mr. Berg was named Interim President and Chief Executive Officer on April 14, 2023, following Mr. Mikhail’s separation on March 27, 2023.

Following the conclusion of the Special Ordinary General Meeting of Shareholders held on February 28, 2023, our Board and Remuneration Committee were reconstituted. The philosophy and approach to compensation described in this compensation discussion and analysis reflects the philosophy, judgment and approach of the Prior Board and the prior Remuneration Committee, which are not necessarily reflective of the views of the New Directors. The New Directors, including the New Remuneration Committee (described below), which now includes shareholder representation, with their advisors and the input of management, are currently undertaking a comprehensive review of Amarin’s approach and philosophy to executive and non-executive compensation matters and their views, and the resulting changes, will be detailed in next year’s compensation discussion and analysis. The New Directors, together with management, will be focused on ensuring that Amarin’s approach to compensation is formulated and implemented to create and maximize long-term shareholder value.

Management Transition

Fiscal year 2022 and early fiscal year 2023 noted several key leadership changes. On March 27, 2023, Mr. Mikhail left the Company and, on April 14, 2023, Mr. Berg was promoted to Interim President and Chief Executive Officer. Mr. Marks left the Company on December 6, 2022. Mr. Reilly joined the Company as Chief Financial Officer and Secretary on June 20, 2022, as successor to Mr. Kalb.

2022 Operating Highlights

In 2022, Amarin continued to advance its strategy to become a global, diversified cardiometabolic player. The Company delivered four consecutive quarters of U.S. revenue stabilization despite additional generic competition, well-positioning Amarin to focus on implementing its European and international strategies. This stabilization was coupled with successfully implementing a major restructuring, resulting in cost savings of over $100 million. These achievements, as well as key operating highlights for 2022 described below, were considered by our prior Remuneration Committee in determining executive compensation for 2022:

United States

•	Our four consecutive quarters of revenue stabilization in the U.S. business resulted in positive free cash flow in the fourth quarter of $4 million

•	Achieved significant profit from U.S. commercial activities

•	Maintained exclusive managed care coverage for VASCEPA through the successful implementation of the Go-To-Market strategy we launched in 2021

United Kingdom and the European Union

•	Secured positive pricing and reimbursement decisions in five European markets: England & Wales, Sweden, Austria, Denmark, and Finland.

•	Continued to progress in reimbursement negotiations in all remaining markets including Spain, Italy, France, Norway, and the Netherlands.

•	Progressed our fixed-dose combination (“FDC”) program for icosapent ethyl, including initiating the process to seek scientific advice from the European Medicines Agency.

International

•	Secured six International regulatory approvals, including Australia, Hong Kong, Bahrain, Puerto Rico, Saudi Arabia, and Switzerland.

Compensation Philosophy and Objectives

Amarin’s philosophy in setting compensation policies for executive officers has two fundamental objectives: (1) to attract and retain a highly skilled team of executives and (2) to align our executives’ interests with those of our shareholders by rewarding short-term and long-term performance and tying compensation to increases in shareholder value. The Remuneration Committee believes that executive compensation should be directly linked both to continuous improvements in corporate performance (“pay for performance”) and accomplishments that are expected to increase shareholder value. In furtherance of this goal, the Remuneration Committee has adhered to the following guidelines as a foundation for decisions that affect the levels of compensation:

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

The Remuneration Committee has historically compensated executive officers with three primary compensation components: base salary, annual and short-term incentive bonuses, and long-term equity-based compensation. The Remuneration Committee believes that cash compensation in the form of base salary and incentive bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the grant of equity awards aligns the objectives of management with those of our shareholders with respect to our long-term performance and success. While the New Remuneration Committee agrees with these basic pay for performance tenets and overall philosophy, as part of its comprehensive review of the Company’s approach to compensation, the New Remuneration Committee, together with management, will assess whether the Company’s compensation design adequately promotes these tenets and philosophy.

As part of establishing competitive compensation and evaluating performance, the Remuneration Committee takes into account the Company’s plans and the Company’s performance against such plans.

Chief Executive Officer Performance and Compensation

Our Remuneration Committee believes that it is especially important to set compensation for our Chief Executive Officer in a manner that addresses the fundamental objectives described above. The compensation discussion below pertains to the 2022 compensation of Karim Mikhail, our former President and Chief Executive Officer as set and judged by the Prior Board and prior Remuneration Committee.

Mr. Mikhail’s base cash compensation was set at the market 25th percentile of other Chief Executive Officers in our 2022 peer group. Mr. Mikhail’s bonus potential was tied to achievement of pre-defined corporate goals for the applicable year, with no consideration given to individual performance goals as his individual goals were deemed to be the corporate goals. For 2022, Mr. Mikhail’s target cash bonus potential, which was 75% of his base compensation and at approximately the 25th percentile for other Chief Executive Officers in our peer group for short-term incentives and the 75th percentile for other Chief Executive Officers in our peer group for long-term incentives, was tied to achievement of the corporate goals established by the prior Remuneration Committee. Mr. Mikhail’s total compensation was at the market 50th to 75th percentile.

The prior Remuneration Committee established Mr. Mikhail’s compensation based on his performance since taking on the role of CEO and on the belief that his experience, leadership and abilities would be critical to the

Company’s continued efforts to overcome challenges and to focus on Amarin’s long-term growth strategy. The prior Remuneration Committee believed that Mr. Mikhail’s total compensation was strongly aligned with corporate performance and the interests of our shareholders, including consideration of base compensation, target cash bonus potential and equity incentive awards. With regard to incentive cash bonuses, our prior Remuneration Committee had an established practice of paying no or partial incentive cash bonuses when the pre-defined corporate goals are not achieved or achieved only in part. For 2022, Mr. Mikhail was awarded an annual bonus for 2022 in the amount of $591,000 based on 100% achievement of the Company’s 2022 corporate goals, as well as a “stretch” bonus in the amount of $50,000 for achievement of lowering the Company’s cash burn from $230 million to $200 million in 2022.

Intentionally, a substantial portion of Mr. Mikhail’s compensation was in the form of equity incentive awards, which the prior Remuneration Committee believed further aligned Mr. Mikhail’s interests with those of our shareholders.

Approximately 80% of Mr. Mikhail’s 2022 total compensation as reported in the Summary Compensation Table below related to stock options and restricted stock units and 88% of his total target compensation was performance-based and/or at risk, in either the form of equity awards or incentive bonus.

The prior Remuneration Committee believed that the amount and nature of Mr. Mikhail’s compensation in 2022 were at levels that strongly aligned with Mr. Mikhail’s level of experience, Amarin’s corporate performance and goals and the interests of our shareholders.

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

Risks Related to Compensation Policies and Practices

As part of the Board’s risk oversight role, our Remuneration Committee reviews and evaluates the risks associated with our compensation programs. Our prior Remuneration Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on Amarin. In making this determination, our Remuneration Committee considered the following:

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

Our New Remuneration Committee, together with management, is currently undertaking a review of these risks and will make a determination as to the interplay with Amarin’s compensation policies.

Compensation Consultant

The Remuneration Committee retains the services of Aon Human Capital Solutions, a division of Aon plc (“Aon”) (formerly known as Radford) as its independent compensation consultant. The mandate of the compensation consultants includes assisting the Remuneration Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design, and benchmarking with the Company’s peers in the industry. The Remuneration Committee regularly evaluates the performance of its compensation consultants, considers alternative compensation consultants, and has the final authority to engage and terminate such services.

The Remuneration Committee has assessed the independence of Aon pursuant to Nasdaq and SEC rules and concluded that no conflict of interest exists that would prevent Aon from serving as an independent consultant to the Remuneration Committee.

Chief Executive Officer

Our Chief Executive Officer has historically attended Remuneration Committee meetings and worked with the Remuneration Committee Chairman and its compensation consultants to develop compensation recommendations for executive officers (excluding the Chief Executive Officer) and other key executives, based upon individual experience and breadth of knowledge, internal considerations, individual performance during the fiscal year, and other factors deemed relevant by the Remuneration Committee. The recommendations are then submitted to the Remuneration Committee for review and consideration. The Remuneration Committee works directly with its compensation consultants to determine compensation actions for the Chief Executive Officer. In accordance with Nasdaq listing rules, our Chief Executive Officer is not present during voting or deliberations concerning his own compensation.

Say-on-Pay

At our annual general meeting of shareholders, we hold a non-binding advisory vote regarding the compensation of our named executive officers, which we refer to as say-on-pay. The Remuneration Committee has considered and will continue to consider the outcome of such say-on-pay votes, including the percentage of votes cast in favor and against the say-on-pay proposal, when making future compensation decisions for our named executive officers. The Remuneration Committee also relies on advice from its compensation consultants, its evaluation of Company performance against pre-defined corporate goals, its understanding of the challenges facing the Company, and its observations of executive officer performance to determine executive officer compensation.

At our 2022 Annual General Meeting of Shareholders, the non-binding advisory vote of shareholders supported the compensation of our named executive officers as reported in our 2022 proxy statement by 65.3% of the votes cast at the meeting. These votes for and against the say-on-pay proposal, together with available feedback from investors, have been and will continue to be considered by the Remuneration Committee in connection with the evaluation of executive compensation.

Following the Special General Meeting of Shareholders held on February 28, 2023, the Remuneration Committee was reconstituted and now includes shareholder representation (the “New Remuneration Committee”). This New Remuneration Committee, and the Board generally, are committed to ensuring that shareholder voices are heard and that shareholder sentiments are implemented, and is already working on increasing proactive shareholder outreach to make sure the Company’s executive compensation programs are aligned with creating and maximizing shareholder value. The Board and the New Remuneration Committee look forward to continued and improved dialogue with shareholders as the Company moves forward.

Competitive Market Benchmarking

The Remuneration Committee draws on a number of resources to assist in the evaluation of the various components of the Company’s executive compensation program. While the Remuneration Committee did not establish compensation levels based solely on benchmarking, pay practices at other companies are a factor that the Remuneration Committee considered in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace.

The peer companies referenced in determining compensation actions with respect to 2022 fiscal year compensation were selected by the prior Remuneration Committee with the support of Aon, which, beginning in 2011, has been retained to conduct comprehensive reviews of the Company’s executive compensation practices.

Our peer companies for 2022 compensation evaluation were selected prior to the start of 2022 in consultation with Aon on the basis of business segment and size metrics, including market capitalization, revenue, headcount and business model. Aon also qualitatively evaluated each company based on business focus and corporate strategy.

The Remuneration Committee considered the foregoing analysis in selecting the following 18 publicly-traded peer companies for use in evaluating compensation actions in the 2022 fiscal year:

ACADIA Pharmaceuticals*	Halozyme Therapeutics*	Pacira Biosciences*
Alkermes*	Incyte	PTC Therapeutics*
Amphastar Pharmaceuticals	Ionis Pharmaceuticals*	Sarepta Therapeutics
BioMarin Pharmaceutical	Ironwood Pharmaceuticals*	Supernus Pharmaceuticals*
Emergent BioSolutions*	Jazz Pharmaceuticals*	United Therapeutics*
Exelixis*	Neurocrine Biosciences*	Vanda Pharmaceuticals

*	Included in prior-year peer group.

In addition to the peer group above, the Remuneration Committee also reviewed competitive compensation data from the Aon Global Life Sciences Compensation Survey. For 2022 compensation decisions, the Aon survey group included publicly traded biopharmaceutical companies with between 300 and 3,000 employees, annual revenue between $300 million and $1.6 billion, and market capitalization of between $400 million and $6.5 billion. For benchmarking purposes, Aon then developed a final market composite data point based equally on proxy data and survey data. Aon then assessed the Company’s 2022 compensation against market pay elements such as base salary, target short-term incentives as a percentage of base salary, target total cash compensation, long-term incentives and target total direct compensation. Additionally, the Company’s incumbent officers were matched to benchmark positions according to each officer’s primary responsibilities.

The Remuneration Committee reviews the Company’s list of peer companies annually to reflect changes in market capitalization, developments at the Company relative to its peer companies, and other factors.

The New Remuneration Committee is reviewing the Company’s list of peer companies and the benchmarks used to determine proposed peers to identify an appropriate peer group for 2023 that aligns with the Company’s evolving business and infrastructure.

Implementation of Objectives

In fiscal year 2022, our executive compensation program consisted of the following forms of compensation, each of which is described below in greater detail:

•	Base Salary

•	Annual Incentive Bonus

•	Equity Compensation (subject to time and/or performance vesting)

•	Employee Benefit Programs

In general, the Remuneration Committee aimed to set executives’ total cash compensation (base salary plus target bonus) at levels near the 50th percentile for executives with similar roles in the Company’s peer group. Long-term incentive awards include stock options and restricted stock units and the value of such awards is generally targeted at the 50th percentile of our peer group. The Remuneration Committee believes that the 50th percentile for total compensation is the minimum total compensation level that will allow us to attract and retain highly skilled executives.

Base Salary

Overview of 2022

Compensation

Our Remuneration Committee aims to set executives’ base salaries, in the aggregate, at levels near the 50th percentile of salaries of executives with similar roles at the Company’s peer group. The Remuneration Committee believes it is important to provide adequate fixed compensation to our executive officers working in a highly volatile and competitive industry. The Remuneration Committee’s choice of this target percentile reflects consideration of our shareholders’ interests in paying what is necessary to attract and retain qualified executives and achieve our corporate goals, while conserving cash and equity as much as practicable. We believe that, given the industry in which we operate and our compensation philosophy and objectives, base salaries at the 50th percentile are generally sufficient to retain our current executives and to hire new executives when and as required. In determining appropriate base salary levels for a given executive officer for 2022, the Remuneration Committee also considered the following factors:

•	individual performance of the executive, as well as overall performance of the Company, during the prior year;

•	level of responsibility, including breadth, scope, and complexity of the position;

•	level of experience and expertise of the executive;

•	internal review of the executive’s compensation relative to other executives to ensure internal equity;

•	level of the executive’s compensation in the form of equity incentive awards; and

•	executive officer compensation levels at other similar companies to ensure competitiveness.

Salaries for executive officers are determined on an individual basis at the time of hire (or promotion) and are set to be competitive with peer companies in our industry. Adjustments to base salary are considered annually in light of each executive officer’s individual performance, the Company’s performance, and compensation levels at peer companies in our industry, as well as changes in job responsibilities or promotion. The Chief Executive Officer assisted the Remuneration Committee in its annual review of the base salaries of other executive officers based on the foregoing criteria.

Changes in Base Salaries for 2022

In February 2022, the Remuneration Committee approved salary increases, effective February 1, 2022, for the named executive officers as set forth below, reflecting a 3.5% increase for each of the individuals. In determining these increases, in addition to the considerations listed above, the Remuneration Committee took into consideration the median projected salary increases in the biopharmaceutical industry and how each individual’s salary compared to the market 50th percentile.

Individual	2021 Base Salary	2022 Base Salary
Steven B. Ketchum, Ph.D.	$600,000	$621,000
Aaron D. Berg	$550,000	$569,300
Michael W. Kalb	$475,200	$491,832
Jason M. Marks	$475,000	$491,600	*

*

Mr. Marks’ salary was increased to $565,000 in April 2022 in connection with his promotion from Senior Vice President and Chief Legal Officer to Executive Vice President, Chief Legal and Compliance Officer.

In February 2022, Mr. Mikhail’s base salary was increased from $750,000 to $787,500, representing an increase of approximately 5%, to maintain Mr. Mikhail’s base salary at approximately the 25th percentile for Chief Executive Officers within our peer group. Mr. Reilly’s initial base salary was set at $525,000 in connection with his hire in June 2022.

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

The Board has adopted a Management Incentive Compensation Plan (“MICP”), under which the Remuneration Committee each year determines and approves corporate and individual performance goals and achievement of these goals for purposes of determining annual performance-based cash bonuses. The MICP is intended to provide structure and predictability regarding the determination of performance-based cash bonuses. Specifically, the MICP is intended to:

i.	increase management focus on goals that are challenging but achievable and intended to create value for shareholders;

ii.	encourage management to work as a team to achieve the Company’s goals;

iii.	encourage individuals to realize goals that are meaningful to the Company;

iv.	provide incentives for management to strive for achievement above and beyond the Company goals; and

v.	help attract and retain high quality senior management personnel.

The MICP provides that the bonus potential for our executive officers will be established on an annual basis by the Remuneration Committee. Under the MICP, the actual amount of the bonus paid is calculated on a formulaic basis based upon achievement of pre-determined performance goals. In order to be eligible to receive a bonus, the Company must have achieved at least a specified percentage of the corporate and individual goals for that year. The corporate goals and the relative weighting of the corporate and individual performance goals, as well as the relative weighting for each individual of individual performance goals, are established by the Remuneration Committee on an annual basis, shortly after our Board approves our annual operating plan (referred to herein as the Company’s “2022 operating plan” or the “Company’s plan”). The Remuneration Committee has determined it appropriate to have our Chief Executive Officer’s goals match our corporate goals and for no portion of his annual incentive bonus to be determined based on individual performance goals. For all other executive officers, individual goals are determined on an annual basis by the Remuneration Committee based on their areas of functional responsibility.

Under the MICP, the Remuneration Committee reserves the right to make subjective assessments of executive performance and to separately reward performance beyond established individual or corporate goals and targets, and to award a smaller or larger bonus than provided for in the MICP, or to award no bonus.

For fiscal year 2022, the target bonus potential for our management employees as a percentage of base salary ranged from 75% for our President and Chief Executive Officer, 50% for our Executive Vice Presidents, 40-50% for our Senior Vice Presidents, 30-35% for our Vice Presidents, and 15-25% for our Directors and Managers.

Fiscal Year 2022 Annual Bonus Incentive

During the fourth quarter of 2022 and January 2023, the Remuneration Committee assessed the Company’s performance against corporate performance goals established for 2022 and, for executive officers other than our President and Chief Executive Officer, the executive’s overall performance against individual performance goals established for 2022. The Prior Board approved the pre-defined 2022 corporate goals in February 2022.

Set forth below are the corporate goals that were approved by the Remuneration Committee for the 2022 fiscal year, as well as the relative weighting of these goals and the Remuneration Committee’s determination of achievement for each goal.

2022 Corporate Goals*

U.S. Commercial Operations (20%). These goals established target performance for the Company regarding the commercialization of VASCEPA in the United States. The specific goals and the determined achievement for each were as follows:

•

Exceed certain profit targets profit from U.S. commercial activities (gross profit minus U.S. sales and marketing costs) (65%). This goal was determined to be 100% achieved, resulting in a weighed score of 13%.

•

Successful implementation of the new Go-To-Market strategy according to the operating plan, including growth targets for exclusive management care coverage for VASCEPA and prescriber base (35%). This goal was determined to be 100% achieved, resulting in a weighed score of 7%.

*

Certain of the metrics under the MICP tied to the 2022 operating plan above and throughout this Amendment include highly sensitive data, including international expansion projections, inventory purchase requirements, cash outflows, and support for supplier capacity expansion. We do not disclose the specific target levels for these metrics, including as they inform certain individual performance goals, because we believe that such disclosure would result in competitive harm to our Company. We purposely set these target levels at aggressive levels. Revealing these metrics, including the reasoning for setting targets at specific levels, could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products. We believe each of these target levels was designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year. Determinations of achievement were made by the Prior Board and the prior Remuneration Committee.

European Commercialization (30%). These goals establish target performance for the Company regarding the commercialization of VAZKEPA in the European Union (“EU”) and the United Kingdom. The specific goals were as follows:

•	Secure market access with pricing consistent with operating plan (50%). This goal was determined to be 100% achieved, resulting in a weighed score of 15%.

•	Launch VAZKEPA commercially in up to six countries in 2022 (25%). This goal was determined to be 100% achieved, resulting in a weighed score of 8%.

•	Maximize revenue growth in Europe and deliver annual revenues consistent with the operating plan (25%). This goal was determined to be 50% achieved, resulting in a weighed score of 4%.

International Expansion (15%). These goals establish target performance for the Company regarding the commercialization of VAZKEPA in the rest of the world. The specific goals were as follows:

•

Achieve regulatory approvals in at least six additional countries, including: Australia, New Zealand, and select Asia-Pacific markets (35%). This goal was determined to be 100% achieved, resulting in a weighed score of 5%.

•	Enter into a partnership in certain additional international markets (35%). This goal was determined to be 100% achieved, resulting in a weighed score of 5%.

•

Achieve regulatory approval in China before year-end while taking necessary steps to prepare for commercial launch of VASCEPA (30%). This goal was determined to not have been achieved, resulting in a weighed score of 0%.

R&D/Business Development (20%). These goals establish target performance for the Company regarding research and development, as well as business development activities. The specific goals were as follows:

•

Enter into a definitive partnership agreement and initiate development of a fixed-dose product in accordance with the operating plan (50%). This goal was determined to be 100% achieved, resulting in a weighed score of 10%.

•

Secure a commercialization partnership/license or acquisition and advance such opportunity with business plan supported by Board before year-end (50%). This goal was determined to be 100% achieved, resulting in a weighed score of 10%.

Financial (15%). This goal established target performance for the Company regarding the operational finance performance. The specific goal was as follows:

•

Ensure gross cash outflow from operating activities is not greater than the 2022 operating plan target of $1.6 million (50%). This goal was determined to be 100% achieved, resulting in a weighed score of 8%.

•

Achievement of favorable year-end report to the Board on adherence to and compliance with corporate compliance program, and no lost claim due to untruthful or misleading statements to healthcare professionals (20%). This goal was determined to be 100% achieved, resulting in a weighed score of 3%.

•

Enhance infrastructure further to support business through successful implementation of systems upgrades and improvements (15%). This goal was determined to be 100% achieved, resulting in a weighed score of 2%.

•

Attract and retain key talent to Amarin, while establishing a performance driven culture to ensure we can deliver on our future growth plans (15%). This goal was determined to be 100% achieved, resulting in a weighed score of 2%.

In total, the prior Remuneration Committee determined that these pre-defined corporate goals were achieved at approximately the 91% level.

The prior Remuneration Committee also acknowledged additional and unplanned work in 2022, including:

•	Evolving the Company’s supply chain strategy;

•	Countering headwinds in public sentiment about the science behind mineral oil and the validity of Amarin’s choice of placebo; and

•	Navigating unplanned macroeconomic difficulties, which slowed Amarin progress in Europe.

The prior Remuneration Committee also recognized exceptional achievement in certain areas outside of the Company’s predefined 2022 corporate goals, including:

•	Stabilizing the U.S. business decline despite additional generics and a reduced sales force;

•	Delivering on pricing and reimbursements in certain geographies despite unexpected challenges;

•	Implementing the Company’s restructuring plan, resulting in approximately $100 million in savings; and

•	Effectively addressing supply and inventory positions and the Company’s cash burn.

In light of the above, the prior Remuneration Committee determined that the overall Company achievement for the MICP was achieved at the 100% level.

In addition, in February 2022, the prior Remuneration Committee had set certain “stretch” goals for which certain members of the executive team could each earn an additional $50,000 if the Company’s cash burn was lowered from $230 million to $200 million in 2022, which was achieved, resulting in an additional $50,000 being paid to each of the named executive officers, other than Mr. Kalb and Mr. Marks.

Individual Performance-Based Cash Bonus Awards

Karim Mikhail, President and Chief Executive Officer (principal executive officer)

As noted above, Mr. Mikhail’s individual performance goals are tied 100% to the achievement of the 2022 corporate goals.

Thomas C. Reilly, Senior Vice President and Chief Financial Officer, Secretary (principal financial officer and principal accounting officer)

For Mr. Reilly, individual performance goals for fiscal year 2022 were focused on the areas outlined below:

•

Achieve year end cash target with tight overall finance management to strengthen operational financial position, including to end 2022 with a target level of cash and ensuring operational cost reductions are executed upon (30%)`

•	Achievements related to financial system automation (23%)

•	Support business development process with focus on financial valuation and optimal financing arrangements (23%)

•

Advance the Global Finance organization, including investor interactions, supporting the organization with financial analytics and budgeting, timely financial closes and with a high focus on automation. Deliver a robust 2023 Financial Operating Plan; attract talent and create development opportunities for internal talent (15%)

•	Lead internal control assessment and external financial reporting, including to ensure SOX 404 & 302 controls are met, external financial reporting is done on time and in a compliant manner (10%)

In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Mr. Reilly had achieved 120% of his individual goals.

Steven B. Ketchum, Ph.D., President of Research and Development, Executive Vice President and Chief Scientific Officer

For Dr. Ketchum, individual performance goals for fiscal year 2022 were focused on the areas outlined below:

•	Advance fixed-dose-combination development, including leading the R&D team on reaching internal alignment on development plan and timeline (35%)

•	Support European Union commercialization and expansion of VAZKEPA, including leading the R&D team to support product launch in various European Union countries (20%)

•	Support ROW expansion of VASCEPA/VAZKEPA, including global product registration, support for existing ex-U.S. partnerships and future potential partnering activities (30%)

•	Support life cycle management and portfolio diversification with focus on evaluation of in-licensing opportunities in support of portfolio diversification strategy (10%)

•

Lead business infrastructure initiatives, with a focus on cash outflow from operations, attraction and retention of key talent, compliance with corporate compliance program, and implementation of business systems (5%)

In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Dr. Ketchum had achieved 100% of his individual goals.

Aaron D. Berg, Executive Vice President and President, U.S.

For Mr. Berg, individual performance goals for fiscal year 2022 were focused on the areas outlined below:

•	Advance financial performance, including profitability of U.S. commercial activities (50%)

•	Stabilize U.S. Vascepa through the evolution of strategic priorities for the second half of 2022 (35%)

•	Diversify U.S. product portfolio (10%)

•	Support company culture by leading the U.S. organization (5%)

In reviewing the above-described individual performance goals, the Remuneration Committee concluded that Mr. Berg had achieved 100% of his individual goals.

Michael W. Kalb, Former Senior Vice President and Chief Financial Officer, Assistant Secretary (principal financial officer and principal accounting officer)

Pursuant to his Transition Agreement, Mr. Kalb was contractually entitled to a pro-rated annual bonus (based on his seven months of employment during 2022) based on the accomplishment of the Company’s 2022 corporate goals and the Prior Board’s assessment of the appropriate amount based on his contribution during the first seven months of 2022. Based on such assessment the Prior Board determined to pay him his target bonus, prorated for seven months.

Jason M. Marks, Former Executive Vice President and Chief Legal and Compliance Officer and Secretary

Pursuant to his Transition Agreement, Mr. Marks was contractually entitled to an annual bonus of $313,000.

Based on the 100% achievement of the Company’s 2022 corporate goals and individual performance, the prior Remuneration Committee approved the following annual bonus amount for the named executive officers:

Name	Bonus Target as % of Base Salary	% Based on Company 2022 Corporate Goals	% Based on 2022 Individual Goals	% of Company 2022 Corporate Goals Achieved	% of Individual 2022 Goals Achieved	% of Target Payable	Annual Cash Bonus Amount
Karim Mikhail	75%	100%	0%	100%	N/A	100%	$614,200
Thomas C. Reilly	50%	75%	25%	100%	120%	105%	$276,000
Steven B. Ketchum, Ph.D.	50%	75%	25%	100%	100%	100%	$311,000
Aaron D.. Berg	50%	75%	25%	100%	100%	100%	$285,000
Michael W. Kalb	50%	75%	25%	100%	N/A	100%*	$143,451	*
Jason M. Marks	50%	75%	25%	100%	N/A	106%	$313,000	**

*	Prorated for seven months pursuant to Mr. Kalb’s Transition Agreement.
**	Guaranteed bonus paid pursuant to Mr. Marks’ Transition Agreement.

The above table does not include the stretch bonus amounts of $50,000 that were approved for each named executive officer, other than Michael Kalb and Jason Marks.

Special Incentive Bonus Programs

From time to time, the Remuneration Committee establishes special bonus programs to incentivize individual performance toward goals that are judged by the Remuneration Committee as important for corporate progress, very difficult to achieve, and of significant shareholder value if achieved or to reward exceptional achievement.

Equity Compensation

Overview

Stock Options and Restricted Stock Units. As an important component of our compensation program, executive officers are eligible to receive equity compensation, which has historically been in the form of stock options, restricted stock units and performance-based restricted stock units. The Remuneration Committee grants stock options and restricted stock units (both time-based and performance-based) to executive officers to aid in their retention, to motivate them to assist with the achievement of both near-term and long-term corporate objectives and to align their interests with those of our shareholders by creating a return tied to the performance of our share price. In determining the form, date of issuance and value of a grant, the Remuneration Committee considers the contributions and responsibilities of each executive officer, appropriate incentives for the achievement of our long-term growth, the size and value of grants made to other executives at peer companies holding comparable positions, individual achievement of designated performance goals, and the Company’s overall performance relative to corporate objectives.

We believe that equity awards, through stock options and restricted stock units, align the objectives of management with those of our shareholders with respect to long-term performance and success. We believe that such equity awards encourage executive officers to remain with the Company and also focus on our long-term performance as well as the achievement of specific performance goals. The New Directors and the New Remuneration Committee, together with management, are reviewing the Company’s approach to equity awards to ensure that the balance of stock options and restricted stock units, including as compared to cash components of compensation, aligns with the retention and performance goals of the compensation program.

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

The New Directors and New Remuneration Committee are currently reviewing the Company’s Equity Award Grant Policy.

Equity Grants Awarded in Fiscal Year 2022

In considering annual equity awards for our executive officers in 2022, the prior Remuneration Committee aimed to grant equity that generally targets the 50th percentile of the Company’s 2022 peer group, with some performance-based awards targeted at the 75th percentile of the Company’s 2022 peer group. Equity awards in 2022 were comprised of a mix of time-based stock options (vesting over a four-year period), time-based restricted stock unit awards (vesting over a three-year period), and performance-based restricted stock unit awards (with vesting tied to the achievement of pre-defined performance milestones; including the achievement of pre-defined revenue milestones). Equity awards made in 2022 were granted with a view towards both retaining and incentivizing our executives in future periods.

The grant date fair values of the equity awards granted to executive officers for the 2022 fiscal year are reflected in the Summary Compensation Table below and the number of shares subject to equity awards granted in 2022 is reflected in the Grants of Plan-Based Awards table below.

With respect to the Black-Scholes option-pricing model required under FASB ASC Topic 718 and discussed further below, historical variable assumptions and other variables can cause model prices to be more or less than the actual value of an option when exercised or in an ultimate exit. Actual option value is instead based on the performance of our ordinary shares, which can vary significantly from these historical variable assumption-based valuation estimates. Because the actual value is based on share performance, the Remuneration Committee believes that the equity awards create added and important alignment of management with our other shareholders regarding our long-term growth.

Employee Benefit Programs

Executive officers are eligible to participate in all of our employee benefit plans, including medical, dental, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including executive officers, all of which we believe to be comparable to those provided at peer companies. These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace. Health, welfare, and vacation benefits ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Our executive officers participate in the same employee benefit plans as other employees of the Company on the same terms as such employees.

Our retirement savings plan (“401(k) Plan”) is a tax-qualified retirement savings plan, pursuant to which all employees, including the named executive officers, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the IRS, which contributed amounts are eligible for a discretionary percentage match, in cash, as defined in the 401(k) Plan and determined by the Board. We recognized $1.7 million of compensation expense related to the 401(k) Plan for the year ended December 31, 2022.

Our New Directors and the New Remuneration Committee, together with management, are reviewing employee feedback to ensure that the Company’s employees are satisfied with the benefits package.

Tax and Accounting Considerations

In making compensation decisions affecting our executive officers, the Remuneration Committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Remuneration Committee considers the requirements and impact of Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Code”). Under Section 162(m) of the Code compensation paid to each of the company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible for tax purposes unless the compensation qualifies for certain grandfathered exceptions for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.

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

Clawback

As of the date of this Amendment, we do not have a formal compensation recovery policy, often referred to as a “clawback” policy, which would typically provide that the officers or directors subject to the policy must reimburse the Company for any bonus or other incentive-based or equity-based compensation improperly received. The Company has not had an accounting restatement. Furthermore, the majority of the Company’s cash incentive awards have over the years been for matters pertaining to third-party regulatory approvals and other milestone achievements that are objective in nature or otherwise able to be evaluated by the Remuneration Committee without risk of accounting restatement. In light of the SEC’s adoption of final clawback rules in October 2022, we intend to adopt a clawback policy that complies with applicable Nasdaq Rules when such rules become effective.

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

Submitted by the Remuneration Committee of the Board of Directors

Diane Sullivan (Chairwoman effective March 2023)

Patrice Bonfiglio (member effective March 2023)

Paul Cohen (member effective March 2023)

Keith L. Horn (member effective March 2023)

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years indicated.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(5)	Stock Awards ($)(6)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)(8)	All Other Compensation ($)(9)	Total ($)
Karim Mikhail	2022	799,637	—	4,446,672	2,273,228	660,101	213,913	8,393,551
Former President and Chief Executive Officer(1)	2021	672,747	50,000	3,099,291	1,546,456	430,000	36,059	5,834,553
Thomas C. Reilly	2022	280,367	—	288,000	116,325	326,000	4,803	1,015,495
Chief Financial Officer and Secretary(2)
Steven B. Ketchum, Ph.D. Chief Scientific Officer	2022	618,375	—	645,258	378,345	361,000	11,812	2,014,790
	2021	562,608	—	1,462,784	1,084,166	258,000	7,012	3,374,570
	2020	535,975		2,396,186	1,283,786	225,250	6,912	4,438,109
Aaron D. Berg Senior Vice President and Chief Commercial Officer	2022	566,891	—	645,258	378,345	335,000	11,812	1,937,306
	2021	505,100	—	1,462,781	1,084,166	233,406	7,012	3,292,468
	2020	458,275	—	2,396,186	1,283,786	190,900	6,912	4,336,059
Michael W. Kalb	2022	286,715	—	645,258	378,345	143,451	530,882	1,984,651
Senior Vice President and Chief Financial Officer, Assistant Secretary(3)	2021	473,933	—	1,765,147	765,949	204,930	7,012	3,216,971
	2020	458,275		2,396,186	1,283,786	191,475	6,912	4,336,634
Jason M. Marks Executive Vice President, Chief Legal and Compliance Officer & Corporate Secretary(4)	2022	541,519	313,000	789,042	378,345	—	576,206	2,598,112
	2021	173,766	207,219	1,086,000	423,522	—	1,811	1,892,318

(1)

Mr. Mikhail was promoted to, and began serving as, our President and Chief Executive Officer in August 2021, and did not serve as our executive officer during fiscal year 2020. Accordingly, his compensation with respect to fiscal year 2020 is not included. Mr. Mikhail is paid in CHF which has been translated at the average 2022 exchange rate of 1.07. In addition to serving as our President and Chief Executive Officer, Mr. Mikhail served as a member of our Board, but received no additional compensation for his service in such role. Mr. Mikhail separated from the Company in March 2023.

(2)	Mr. Reilly joined the Company on June 20, 2022 as the Company’s Chief Financial Officer.
(3)	Mr. Kalb’s resigned as Chief Financial Officer effective June 20, 2022 and he provided transition services through July 2022.
(4)	Mr. Marks resigned as an officer of the Company effective December 6, 2023 and he provided transition services through February 2023.
(5)	The amount reported in this column for 2022 for Mr. Marks represents his guaranteed annual bonus, payable to him pursuant to the terms of his Transition Agreement.

(6)

This column reflects the aggregate grant date fair value of time- and performance-based vesting restricted stock unit awards granted in each year calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures related to service-based vesting. For performance- based restricted stock units, the value reported reflects the value of the award at the grant date based upon the probable outcome of the performance conditions. For the performance-based restricted stock units granted in 2022, the grant date fair value of each such award included in the table assuming the probable outcome of the performance conditions (which is assumed to be the maximum level of achievement) is $2,166,126 for Mr. Mikhail, $144,000 for Mr. Reilly (which was part of his new hire package), $265,716 for each of Dr. Ketchum, Mr. Berg, Mr. Kalb and Mr. Marks. Assumptions used in the calculations for these amounts are set forth in Note 9 to our consolidated financial statements included in the Original Form 10-K Filing.

(7)

This column reflects the aggregate grant date fair value of time-based stock option awards granted in each year and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures related to service-based vesting. Assumptions used in the calculations for these amounts are set forth in Note 9 to our consolidated financial statements included in the Original Form 10-K Filing.

(8)

This column reflects payments made under the MICP, including stretch bonus amounts, and special incentive bonus programs in respect of the year earned. See the discussion regarding annual and special incentive compensation in “Executive Compensation Discussion and Analysis” for further information regarding the performance measures.

(9)

The amounts included in this column represent Company-paid match of 401(k)/pension contributions and life insurance premiums. For Mr. Mikhail in 2022, this amount also includes $18,345 for his car allowance and $122,299 for his housing allowance. For Mr. Kalb and Mr. Marks in 2022, these amounts also include $491,832 and $565,000 in severance payments, respectively, payable pursuant to the terms of their Transition Agreements and the Company’s Executive Severance and Change of Control Plan. For each of Mr. Reilly, Dr. Ketchum, Mr. Berg, Mr. Kalb and Mr. Marks in 2022 this amount also includes $4,500 in car allowance.

Narrative to the 2022 Summary Compensation Table

The amounts reported in the Summary Compensation Table, including base salary, stock awards, option awards, and payments made under the MICP, are described more fully above under “Executive Compensation Discussion and Analysis.”

Grants of Plan-Based Awards Tables for the First Year Ended December 31, 2022

The following table sets forth certain information regarding grants of plan-based option awards to the named executive officers during fiscal year 2022:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(1)
Karim Mikhail*	2/4/2022	791,300	3.66	2,273,228
Thomas C. Reilly	7/1/2022	100,000	1.44	116,325
Steven B. Ketchum, Ph.D.	2/4/2022	131,700	3.66	378,345
Aaron D. Berg	2/4/2022	131,700	3.66	378,345
Michael W. Kalb*	2/4/2022	131,700	3.66	378,345
Jason M. Marks*	2/4/2022	131,700	3.66	378,345

(1)

This column reflects the aggregate grant date fair value of option awards granted in 2022, and is calculated in accordance with FASB ASC 718, using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures related to service-based vesting. Assumptions used in the calculations for these amounts are set forth in Note 9 to our consolidated financial statements included in the Original Form 10-K Filing.

(2)	These options vest over four years, with 25% vesting on the first anniversary of the grant date and the balance vesting ratably over the subsequent 12 calendar quarters.

***

The following table sets forth certain information regarding grants of plan-based restricted stock unit awards subject to time-based vesting to the named executive officers during fiscal year 2022:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		Grant Date Fair Value of Stock Awards ($)(1)
Karim Mikhail*	2/4/2022	623,100		2,280,546
Thomas C. Reilly	7/12022	100,000	(3)	144,000
Steven B. Ketchum, Ph.D.	2/4/2022	103,700		379,542
Aaron D. Berg	2/4/2022	103,700		379,542
Michael W. Kalb*	2/4/2022	103,700		379,542
Jason M. Marks*	2/4/2022	103,700		379,542
	5/2/2022	150,000	(4)	409,500

(1)

This column reflects the aggregate grant date fair value of time-based restricted stock unit awards granted in 2022, calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 9 to our consolidated financial statements included in the Original Form 10-K Filing.

(2)	Unless otherwise noted, these restricted stock unit awards vest in three equal annual installments on each of January 31, 2023, January 31, 2024 and January 31, 2025.
(3)	This restricted stock unit award vests in three equal annual installments on each of June 20, 2023, June 20, 2024 and June 20, 2025.
(4)	This restricted stock unit award would have vested in three equal annual installments on each of May 2, 2023, May 2, 2024 and May 2, 2025.

***

The following table sets forth certain information regarding grants of plan-based restricted stock unit awards subject to performance-based vesting to the named executive officers during fiscal year 2022:

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards: Target (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Karim Mikhail	2/4/2022	436,100	1,596,126
	3/14/2022	200,000	570,000
Thomas C. Reilly	7/1/2022	100,000	144,000
Steven B. Ketchum, Ph.D.	2/4/2022	72,600	265,716
Aaron D. Berg	2/4/2022	72,600	265,716
Michael W. Kalb	2/4/2022	72,600	265,716
Jason M. Marks	2/4/2022	72,600	265,716

(1)

There is no threshold for these awards and the target equates to the maximum. These restricted stock unit awards vest and are earned only if pre-defined sales and operational milestones are achieved by December 31, 2024. To date, the pre-defined sales and operational milestones have not been achieved and, as a result, none of the restricted stock units have vested.

(2)

This column reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718 assuming the probable outcome of the performance condition on the grant date, which was assumed to be maximum achievement of such condition.

***

The following table sets forth certain information regarding grants of non-equity incentive plan-based awards to the named executive officers during fiscal year 2022:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
		Target(1)	Maximum(1)
Karim Mikhail	—	591,000	641,000
Thomas C. Reilly	—	276,000	326,000
Steven B. Ketchum, Ph.D.	—	311,000	361,000
Aaron D. Berg	—	285,000	335,000
Michael W. Kalb	—	245,916	295,916
Jason M. Marks	—	283,000	333,000

(1)

The amounts in the “Target” and “Maximum” columns reflect the potential payouts under the 2022 MICP. The amounts in the “Maximum” column represent the amounts that could be earned if all corporate performance, individual performance and pre-defined stretch goals under the 2022 MICP were achieved. Actual bonuses awarded to the individuals were based on achievement of objectives, are discussed in the “Executive Compensation Discussion and Analysis” section.

Option Exercises and Stock Vested During 2022

The following table sets forth the number of shares acquired by the named executive officers upon the exercise of stock options and vesting of restricted stock units in fiscal year 2022 as well as the value realized upon exercise or vesting. The value realized represents the aggregate difference between the fair market value of shares on the dates of exercise or vesting and the exercise prices, if any, multiplied by the number of shares acquired upon exercise or vesting, prior to payment of any applicable withholding taxes.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Karim Mikhail	—	—	116,434	303,729
Thomas C. Reilly	—	—	—	—
Steven B. Ketchum, Ph.D.	—	—	100,717	185,756
Aaron D. Berg	—	—	100,717	185,756
Michael W. Kalb	—	—	159,167	269,226
Jason M. Marks	—	—	33,334	53,334

Outstanding Equity Awards at Fiscal Year-End 2022

The following table shows information regarding outstanding stock option awards at December 31, 2022 for our named executive officers:

Name	Option Grant Date	Number of Securities Underlying Unexercised Options			Option Exercise Price ($/Sh)	Option Expiration Date
		Exercisable (#)	Unexercisable (#)
Karim Mikhail	7/1/2020	—	43,750	(1)	7.03	7/1/2030
	1/4/2021	23,000	23,000	(2)	5.03	1/4/2031
	4/12/2021	108,826	181,374	(3)	4.97	4/12/2031
	2/4/2022	—	791,300	(4)	3.66	2/4/2032
Thomas C. Reilly	7/1/2022	—	100,000	(8)	1.44	7/1/2032
Steven B. Ketchum, Ph.D.	2/1/2018	31,687	—		3.80	2/1/2028
	2/1/2019	50,157	3,343	(5)	16.87	2/1/2029
	2/3/2020	66,344	30,156	(6)	18.39	2/3/2030
	1/4/2021	96,750	96,750	(2)	5.03	1/4/2031
	8/2/2021	30,235	66,515	(4)	4.22	8/2/2031
	2/4/2022	—	131,700	(4)	3.66	2/4/2032
Aaron D. Berg	2/2/2015	3,906	—		1.02	2/2/2025
	7/6/2015	49,998	—		2.50	7/6/2025
	2/1/2016	36,458	—		1.40	2/1/2026
	2/1/2017	69,270	—		2.95	2/1/2027
	5/1/2018	87,750	—		2.80	5/1/2028
	2/1/2019	50,157	3,343	(5)	16.87	2/1/2029
	2/3/2020	66,344	30,156	(6)	18.39	2/3/2030
	1/4/2021	96,750	96,750	(2)	5.03	1/4/2031
	8/2/2021	30,235	66,515	(4)	4.22	8/2/2031
	2/4/2022	—	131,700	(4)	3.66	2/4/2032
Michael W. Kalb	7/1/2016	55,000	—		2.19	7/1/2026
	2/1/2017	39,000	—		2.95	2/1/2027
	2/1/2018	86,000	—		3.80	2/1/2028
	2/1/2019	50,157	—		16.87	2/1/2029
	2/3/2020	72,375	—		18.39	2/3/2030
	1/4/2021	96,750	96,750	(2)	5.03	1/4/2031
Jason M. Marks	9/1/2021	31,250	68,750	(7)	5.43	9/1/2031
	2/4/2022	—	131,700	(4)	3.66	2/4/2032

(1)	Twenty-five percent (25%) of the shares underlying this stock option vested on July 1, 2021, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.

(2)	Twenty-five percent (25%) of the shares underlying this stock option vested on January 4, 2022, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(3)	Twenty-five percent (25%) of the shares underlying this stock option vested on April 12, 2022, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(4)

Twenty-five percent (25%) of the shares underlying this stock option vest on the first anniversary of the grant date, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.

(5)	The shares underlying these stock options vest quarterly over 16 quarters beginning May 15, 2019.
(6)	The shares underlying these stock options vest quarterly over 16 quarters beginning April 30, 2020.
(7)	Twenty-five percent (25%) of the shares underlying this stock option vest on August 19, 2022, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.
(8)	Twenty-five percent (25%) of the shares underlying this stock option vest on June 20, 2023, and the remaining 75% of the shares underlying this option vest ratably over the next 12 quarters.

The following table shows information regarding outstanding restricted stock unit awards at December 31, 2022, for our named executive officers:

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Karim Mikhail		33,333	(2)	40,333	—		—
		11,367	(3)	13,754	—		—
		95,533	(4)	115,595	—		—
	2/4/2022	623,100	(11)	753,951	—		—
		—		—	100,000	(5)	121,000
	1/4/2021	—		—	100,000	(9)	121,000
		—		—	200,000	(5)	242,000
	2/4/2022	—		—	436,100	(5)	527,681
	3/14/2022	—		—	200,000		242,000
Thomas C. Reilly	7/1/2022	100,000	(12)	121,000
	7/1/2022				100,000	(5)	121,000
Steven B. Ketchum, Ph.D.		16,333	(7)	19,763	—		—
		47,766	(3)	57,797	—		—
		47,766	(8)	57,797	—		—
	2/4/2022	103,700	(11)	125,477	—		—
		—		—	50,000	(5)	60,500
	1/4/2021	—		—	87,400	(9)	105,754
		—		—	87,400	(5)	105,754
	2/4/2022	—		—	72,600	(5)	87,846
Aaron D. Berg		47,766	(3)	57,797	—		—
		47,766	(8)	57,797	—		—
	2/4/2022	103,700	(11)	125,477	—		—
		—		—	50,000	(5)	60,500
	1/4/2021	—		—	87,400	(9)	105,754
		—		—	87,400	(5)	105,754
	2/4/2022	—		—	72,600	(5)	87,846
Michael W. Kalb		47,766	(3)	57,797	—		—
		47,766	(8)	57,797	—		—
	2/4/2022	103,700	(11)	125,477	—		—
		—		—	50,000	(5)	60,500
	1/4/2021	—		—	87,400	(9)	105,754
		—		—	87,400	(5)	105,754
	2/4/2022	—		—	72,600	(5)	87,846
Jason M. Marks		66,666	(10)	80,666	—		—
	2/4/2022	103,700	(11)	125,477	—		—
	5/2/2022	150,000		181,500	—		—
	9/1/2021	—		—	100,000	(9)	121,000
	2/4/2022	—		—	72,600	(5)	87,846

(1)

The market value of the restricted stock unit awards represents the product of the closing price of our stock as of December 30, 2022, the last trading day of the year, which was $1.21, and the number of shares underlying each such award and, with respect to performance-based awards, assumes satisfaction of the applicable performance criteria.

(2)	This restricted stock unit award vests in equal annual installments over three years, commencing July 1, 2021. Amount unvested at December 31, 2022 represents the third and final tranche.

(3)	These restricted stock unit awards vest in equal annual installments over three years, commencing December 31, 2021. Amount unvested at December 31, 2022 represents the third and final tranche.
(4)	This restricted stock unit award vests in equal annual installments over three years, commencing April 12, 2022. Amount unvested at December 31, 2022 represents the remaining two vesting tranches.
(5)	These restricted stock unit awards vest upon achievement of certain sales and operational performance goals. As of December 31, 2022, the specified performance criteria had not been achieved.
(6)	This restricted stock unit award vests in equal annual installments over three years, commencing January 31, 2020. Amount unvested at December 31, 2021 represents the third and final tranche.
(7)	This restricted stock unit award vests in equal annual installments over three years, commencing February 28, 2021. Amount unvested at December 31, 2022 represents the third and final tranche.
(8)	These restricted stock unit awards vest in equal annual installments over three years, commencing July 31, 2022. Amount unvested at December 31, 2022 represents the remaining two vesting tranches.
(9)

These restricted stock unit awards vest upon achievement of certain sales and operational performance goals and are subject to certain further time-based vesting. Amarin’s Remuneration Committee certified the achievement of performance effective as of February 21, 2023, resulting in the vesting of two tranches at such time, with the remaining third tranche scheduled to vest on January 4, 2024.

(10)	This restricted stock unit award vests in equal annual installments over three years, commencing August 19, 2022. Amount unvested at December 31, 2022 represents the remaining two vesting tranches.
(11)	These restricted stock unit awards vest in equal annual installments over three years, commencing January 31, 2023.
(12)	This restricted stock unit award vests in equal annual installments over three years, commencing June 20, 2023.

Pension Benefits

We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or defined benefit retirement plan sponsored by us during fiscal year 2022.

Nonqualified Deferred Compensation

During fiscal year 2022, our named executive officers did not contribute to, or earn any amount with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Change of Control and Severance Arrangements

We have entered into employment agreements or arrangements with each of our named executive officers. These agreements set forth the individual’s base salary, bonus compensation, equity compensation and other employee benefits, which are described above in “Executive Compensation Discussion and Analysis”. In January 2021, Amarin adopted an Executive Severance and Change of Control Plan (the “Executive Severance Plan”), pursuant to which our U.S. officers with a title of vice president and higher (at the time of termination) are eligible for certain severance benefits. Under the Executive Severance Plan, if a named executive officer’s employment agreement includes severance or change of control benefits that are more favorable than those provided under the Executive Severance Plan, then the more favorable term or provision, or relevant combination thereof, will be applicable for the benefit of the Eligible Executive, except that in no event will there be duplication of payments or benefits under the Executive Severance Plan and the named executive officer’s employment agreement. Furthermore, if any outstanding equity awards are subject to more favorable acceleration or other terms than those provided in the Executive Severance Plan, the terms of the applicable outstanding equity award will control. The benefits provided to our named executive officers under the Executive Severance Plan or the applicable employment agreements are described below.

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

•

Dr. Ketchum, Mr. Reilly and Mr. Berg will be, and Mr. Kalb and Mr. Marks would have been, entitled to a lump sum cash payment equal to 1.5 times the sum of such named executive officer’s base salary plus such named executive officer’s target annual performance bonus for the year in which termination occurs or, if higher, the target annual performance bonus in effect as of immediately prior to the change of control (the higher of such amounts, the “Target Bonus”), continuation of group health plan benefits for up to 18 months and accelerated vesting of all of such named executive officer’s then-outstanding stock options, restricted stock units or other equity incentive awards (whether or not subject to time- based vesting) (the “Outstanding Equity Awards”); and

•

Mr. Mikhail, who separated from the Company effective in March 2023, would have been entitled to continuation of his base salary for 24 months, a lump sum cash payment equal to 2.0 times his Target Bonus, continuation of group health plan benefits for up to 24 months and accelerated vesting of all of his Outstanding Equity Awards. Mr. Mikhail has asserted that he is entitled to severance payments as the result of his resignation, which the Company is disputing.

Under the Executive Severance Plan, in the event that a named executive officer’s employment is terminated by us without cause (or, to the extent a named executive officer’s employment agreement provides good reason protection outside of a change of control, if the participant terminates employment for good reason) outside the 24-month period following a change of control, and subject to the execution and effectiveness of a separation agreement, our named executive officers are eligible for the following severance payments and benefits under the Executive Severance Plan:

•

Dr. Ketchum, Mr. Reilly and Mr. Berg, and Mr. Kalb and Mr. Marks would have been, will be entitled to continuation of such named executive officer’s base salary for 12 months, continuation of group health plan benefits for up to 12 months and six months of accelerated vesting of such named executive officer’s outstanding equity awards (collectively, the “Non-CEO Executive Severance Benefits”); and

•

Mr. Mikhail would have been entitled to continuation of his base salary for 18 months, an amount equal to 1.5 times his Target Bonus which would have been payable in substantially equal installments over the course of 18 months, continuation of group health plan benefits for up to 18 months and 12 months of accelerated vesting of his outstanding equity awards.

Pursuant to their respective Transition Agreements, Mr. Marks’ and Mr. Kalb’s separations were treated as terminations by the Company without cause for purposes of the Executive Severance Plan. Accordingly, each was entitled to the Non-CEO Executive Severance Benefits under the Executive Severance Plan in connection with their termination of employment and the severance payments to Mr. Kalb and Mr. Marks are reflected in the Summary Compensation Table above.

Potential Payments upon Termination or Change in Control

The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated without cause by the Company or for good reason within 24 months following a change of control and such termination occurred on December 30, 2022, the last business day of fiscal year 2022.

Name	Base Salary ($)	Bonus Payment ($)	Accelerated Vesting of Options (1) ($)	Accelerated Vesting of Restricted Stock Units (2) ($)	Continuation of Health Benefits ($)	Total ($)
Karim Mikhail	1,575,000	1,181,250	1,227,500	1,847,365	20,320	5,851,435
Thomas C. Reilly	787,500	393,750	100,000	200,000	52,390	1,533,640
Steven B. Ketchum, Ph.D.	931,500	465,750	603,637	512,965	50,739	2,564,591
Aaron D. Berg	853,950	426,975	819,332	512,965	52,390	2,665,612

(1)

The value of the accelerated vesting of options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on December 30, 2022 ($1.21), multiplied by the number of shares that would have been accelerated upon a termination occurring on December 30, 2022.

(2)

The value of the accelerated vesting of restricted stock units equals the closing price per share of our ADSs on December 30, 2022 ($1.21) multiplied by the number of restricted stock units that would have been accelerated upon a termination occurring on December 30, 2022. Included in these amounts are amounts related to performance-based restricted stock units that would vest upon a change in control of $1,253,681 for Mr. Mikhail, $100,000 for Mr. Reilly, $359,854 for Dr. Ketchum, and $359,854 for Mr. Berg.

The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated by the Company without cause other than within 24 months following change of control and assuming such termination occurred on December 30, 2022, the last business day of fiscal year 2022.

Name	Base Salary ($)	Bonus Payment ($)	Accelerated Vesting of Options (1) ($)	Accelerated Vesting of Restricted Stock Units (2) ($)	Continuation of Health Benefits ($)	Total ($)
Karim Mikhail	1,181,250	885,938	—	1,943,661	15,240	4,026,089
Thomas C. Reilly	525,000	262,500	—	529,738	34,927	1,352,165
Steven B. Ketchum, Ph.D.	621,000	310,500	—	751,085	33,826	1,716,411
Aaron D. Berg	569,300	284,500	—	715,834	34,926	1,604,560
Michael W. Kalb(3)	491,832	143,451	—	—	33,826	669,109
Jason M. Marks(3)	565,000	313,000	—	—	34,768	912,768

(1)

The value of the accelerated vesting of time-based options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on December 30, 2022 ($1.21), multiplied by the number of shares that would have been accelerated upon termination.

(2)

The value of the accelerated vesting of time-based restricted stock units equals the closing price per share of our ADSs on December 30, 2022 ($1.21) multiplied by the number of time-based restricted stock units that would have been accelerated upon termination.

(3)	Represents amounts actually paid in connection with Mr. Kalb’s and Mr. Mark’s separations, respectively.

Chief Executive Officer Pay Ratio

Pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principal executive officer (“PEO”). Our PEO for 2022 was Mr. Karim Mikhail.

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

As illustrated in the table below, our 2022 PEO to median employee pay ratio was approximately 51:1.

PEO 2022 Compensation	$7,733,450
Median Employee 2022 Compensation	$151,981
Ratio of PEO to Median Employee Compensation	51:1

We identified the median employee using annualized base salary for 2022, bonus(es) earned in 2022, and aggregate grant date fair values for equity awards granted in 2022 for all individuals who were employed by us on December 31, 2022, the last day of our fiscal year (whether employed on a full-time or part-time basis). Employees on leave of absence were excluded from the list and reportable wages were annualized for those permanent full-time or part-time employees who were not employed for the full calendar year.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

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

DIRECTOR COMPENSATION

Non-Employee Director Compensation

Upon recommendation of the Remuneration Committee, the Board approved a non-employee director compensation program effective December 10, 2012, as most recently amended in January 2020. The amended non-employee director compensation program is intended to approximate the 50th percentile of non-employee director compensation within the Company’s peer group. The New Remuneration Committee is currently working with Aon to revise the non-employee director compensation program and the current members of the Board have each declined to accept the initial equity grants described below.

A summary of the non-employee director compensation arrangements for fiscal year 2022 is set forth below.

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

Director Compensation Table

The following table shows the compensation for each person who served as a non-employee member of our Board during the year ended December 31, 2022.

We do not provide separate compensation to our directors who are also our employees. The compensation paid to Karim Mikhail, our President and Chief Executive Officer, for fiscal year 2022, is set forth in “Executive Compensation Discussion and Analysis.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(3) ($)	Option Awards(2)(3) ($)	Total ($)
Adam M. Berger	12,944	270,000	270,000	552,944
Lars G. Ekman, M.D., Ph.D.	79,643	180,000	179,674	439,317
Erin Enright	54,808	450,000	450,000	954,808
Jan van Heek	89,357	180,000	179,674	449,031
Geraldine Murphy	11,944	270,000	270,000	551,944
Per Wold-Olsen	93,822	190,000	189,656	473,478
Patrick J. O’Sullivan	80,380	180,000	179,674	440,054
Kristine Peterson	82,367	180,000	179,674	442,041
David Stack(4)	43,750	—	—	43,750
Joseph S. Zakrzewski(4)	37,500	—	—	37,500
Alfonso Zulueta	43,415	450,000	450,000	943,415

(1)

The value of the stock awards reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures related to service-based vesting. Assumptions used in the calculations for these amounts are set forth in Note 9 to our consolidated financial statements included in the Original Form 10-K Filing.

(2)

The value of the option awards reflects the aggregate grant date fair value, calculated in accordance with FASB ASC 718 using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures related to service-based vesting. Assumptions used in the calculations for these amounts are set forth in Note 9 to our consolidated financial statements included in the Original Form 10-K Filing.

(3)

The following table shows the amount of unexercised stock options, unvested stock unit awards and vested stock unit awards subject to deferred delivery held by the non-employee members of the Board as of December 31, 2022:

	Unexercised Unvested Stock Options	Unexercised Vested Stock Options	Unvested Stock Awards	Vested but Deferred Stock Awards
Adam M. Berger	302,122	—	247,707	—
Lars G. Ekman, M.D., Ph.D.	115,919	95,676	93,750	218,031
Erin Enright	339,638	—	273,750	—
Jan van Heek	115,919	212,537	93,750	195,463
Geraldine Murphy	302,122	—	247,707	—
Per Wold-Olsen	225,928	—	180,041	—
Patrick J. O’Sullivan	69,966	315,837	81,750	195,463
Kristine Peterson	69,966	302,337	81,750	134,487
David Stack(4)	—	90,416	—	—
Joseph S. Zakrzewski(4)	45,953	210,431	2,476	183,987
Alfonso Zulueta	339,638	—	273,750	—

(4) Mr. Stack and Mr. Zakrzewski resigned as directors of the Company, effective June 27, 2022.

Director Stock Ownership Guidelines

In March 2013, our Board established Stock Ownership Guidelines for its non-employee directors. The guidelines require that each non-employee director maintain an equity interest in the Company at least equal to three times the amount of such director’s annual cash retainer. Equity interests that count toward the satisfaction of the ownership guidelines include the value of ordinary shares owned (including shares purchased on the open market or acquired upon the exercise of stock options) or issuable upon the settlement of vested DSUs. The calculation of an individual’s equity interest, however, does not include the value of stock options (whether or not vested), unvested restricted stock, and unvested restricted stock units. Non-employee directors have five years from the date of the commencement of their appointment as a director to attain these ownership levels. If a non-employee director does not meet the applicable guideline by the end of the five-year period, the director is required to hold a minimum of 50% to 100% of the shares received upon the exercise or vesting of any future equity awards until the applicable guideline is met, net of shares sold or withheld to exercise stock options and pay withholding taxes. The Remuneration Committee, however, may make exceptions for any director on whom this requirement could impose a financial hardship. Each of the Company’s non-employee directors has until February 2028 to attain the required ownership level, given that they were elected as directors in February 2023.

Compensation Committee Interlocks and Insider Participation

Mr. Stack, Mr. van Heek and Ms. Peterson served as members of the Remuneration Committee during 2022, until June 2022, when Mr. Wold-Olsen (Chair) replaced Mr. Stack upon Mr. Stack’s retirement at the conclusion of our 2022 Annual General Meeting. In December 2022, Mr. Zulueta replaced Ms. Peterson on the Remuneration Committee. In March 2023, following our Special General Meeting of Shareholders, Ms. Sullivan (Chair), Ms. Bonfiglio, Mr. Horn, and Dr. Cohen were appointed to serve as members of the Remuneration Committee. No one currently serving, or serving on the Remuneration Committee during 2022, is or has been an officer or employee of

Amarin. During the last completed fiscal year, none of the members of the Remuneration Committee had a relationship requiring disclosure under “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Parties.” None of our executive officers served as a member of the compensation committee (or other committee of the board of directors serving the compensation function or, in the absence of any such committee, the entire board of directors) of another entity where such entity’s executive officers served on our Remuneration Committee. Moreover, none of our executive officers served as a member of the board of directors or compensation committee (or other committee of the board of directors serving the compensation function or, in the absence of any such committee, the entire board of directors) of another entity where such entity’s executive officers served on our Board or Remuneration Committee.

Insider Trading Policy; No Hedging, No Pledging

Amarin has an insider trading policy that applies to all officers, directors and employees and certain affiliated persons. Amarin’s insider trading policy prohibits sale of any Amarin securities that are not owned by such persons at the time of the sale, so called short sales. Those persons subject to Amarin’s insider trading policy may not pledge Amarin’s securities as collateral for a loan (or modify an existing pledge) unless the pledge has been approved by the Audit Committee of the Board. Amarin does not have a policy regarding the ability of employees and directors to enter into hedging transactions with respect to Amarin securities, and hedging transactions are generally permitted, subject to the insider trading policy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 of the Exchange Act) of our outstanding ordinary shares for (i) each of our directors, (ii) each of our “named executive officers,” as defined in Executive Compensation Discussion and Analysis below, (iii) all of our directors and executive officers as a group, and (iv) persons known to us to beneficially hold more than 5% of our outstanding ordinary shares. Unless otherwise noted, the following information is presented as of March 31, 2023.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to our ordinary shares. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, ordinary shares issuable under stock options, warrants, or other convertible securities that are vested or exercisable within 60 days of March 31, 2023 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrant(s) or other convertible securities, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

The percentage of shares beneficially owned is computed on the basis of 407,265,944 ordinary shares outstanding as of March 31, 2023.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number	Percent of Class
Greater than 5% Holders:
Sarissa Capital Management LP(1)	25,279,772	6.21
Current directors and named executive officers:
Karim Mikhail(2)	1,098,839	*
Steven B. Ketchum, Ph.D.(3)	2,418,573	*
Aaron Berg(4)	2,598,144	*
Thomas C. Reilly	—	—
Patrice Bonfiglio	—	—
Paul Cohen, M.D.	—	—
Mark DiPaolo	—	—
Keith L. Horn	—	—
Odysseas Kostas, M.D.	—	—
Louis Sterling III(5)	65,673	*
Diane E. Sullivan	—	—
Michael W. Kalb(6)	1,033,017	*
Jason M. Marks(7)	305,499	*
All current directors and executive officers as a group (13 persons)(8)	7,519,745	8.81

*	Represents beneficial ownership of less than one percent.

(1)

Based on information provided in a Schedule 13D/A filed by Sarissa Capital, Alexander J. Denner (together with Sarissa Capital, the “Sarissa Reporting Persons”) and Louis Sterling III on February 15, 2023. Sarissa Capital and the fund and other private investment vehicles for which Sarissa Capital acts as the investment advisor own the 25,210,000 ordinary shares (the “Sarissa Shares”). Sarissa Capital has the authority to vote and to dispose of the Sarissa Shares. Alexander J. Denner, Ph.D, is the Chief Investment Officer of, and the ultimate general partner of, Sarissa Capital, and by virtue of such position, may be deemed to have beneficial ownership of the Sarissa Shares. The address for Sarissa Capital and Alexander J. Denner is 660 Steamboat Road, Greenwich, CT 06830. Mr. Sterling may be deemed to be the beneficial owner of an additional 69,772 ordinary shares (the “Sterling Shares”). Mr. Sterling has sole power to vote and dispose the Sterling Shares. The address for Mr. Sterling is 133 Gale Drive, Beverly Hills, CA 90211. The Sarissa Reporting Persons and Mr. Sterling may be deemed to have formed a group within the meaning of Rule 13d-5(b) under the Securities Act and may be deemed to beneficially own, in the aggregate, 25,279,772 ordinary shares representing approximately 6.21% of the outstanding ordinary shares. The Sarissa Reporting Persons disclaim beneficial ownership of the Sterling Shares. Mr. Sterling disclaims beneficial ownership of the Sarissa Shares.

(2)

Includes 283,507 ordinary shares directly owned, 413,163 ordinary shares issuable upon the exercise of options exercisable within 60 days of March 31, 2023, and 402,169 ordinary shares issuable upon the vesting of restricted stock units within 60 days of March 31, 2023.

(3)

Includes 588,111 ordinary shares directly owned, 343,830 ordinary shares issuable upon the exercise of options exercisable within 60 days of March 31, 2023, and 1,486,632 ordinary shares issuable upon the vesting of restricted stock units within 60 days of March 31, 2023.

(4)

Includes 510,760 ordinary shares directly owned, 571,619 ordinary shares issuable upon the exercise of options exercisable within 60 days of March 31, 2023, and 1,515,765 ordinary shares issuable upon the vesting of restricted stock units within 60 days of March 31, 2023.

(5)	Includes 65,673 ordinary shares directly owned (including 1,401 shares owned by his spouse).
(6)

Includes 337,314 ordinary shares directly owned, 399,282 ordinary shares issuable upon the exercise of options exercisable within 60 days of March 31, 2023, and 633,735 ordinary shares issuable upon the vesting of restricted stock units within 60 days of March 31, 2023.

(7)

Includes 42,777 ordinary shares directly owned, 99,388 ordinary shares issuable upon the exercise of options exercisable within 60 days of March 31, 2023, and 163,334 ordinary shares issuable upon the vesting of restricted stock units within 60 days of March 31, 2023.

(8)

Includes an aggregate of 1,828,142 ordinary shares directly owned, 1,827,282 ordinary shares issuable upon the exercise of options exercisable within 60 days of March 31, 2023 and 4,201,635 ordinary shares issuable upon the vesting of restricted stock units within 60 days of March 31, 2023 held by our directors and executive officers as a group.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the ordinary shares or ADSs, as the case may be, that may be issued under our equity compensation plans, consisting of the Company’s 2020 Stock Incentive Plan, as amended (the “2020 Plan”), the Company’s 2011 Stock Incentive Plan, as amended (the “2011 Plan”), and the Amarin Corporation plc Employee Stock Purchase Plan (“ESPP”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Weighted- Average		Exercise Price of Outstanding Options, Warrants and Rights Number of Securities Remaining		Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	33,643,161	(1)	$5.80	(2)	16,744,267	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	33,643,161	(1)	$5.80	(2)	16,744,267	(3)

(1)	Includes 19,182,111 shares issuable upon the exercise of outstanding options and 14,461,050 shares issuable upon the vesting of restricted stock units.

(2)

Represents the weighted-average exercise price of options outstanding under the 2020 Plan and the 2011 Plan. The weighted-average exercise price does not take into account restricted stock unit awards since such awards have no exercise price.

(3)

As of December 31, 2022, a total of 15,382,690 shares were reserved for issuance pursuant to the 2020 Plan and a total of 1,361,577 shares were reserved for issuance pursuant to the ESPP. No shares were available for grant under our 2011 Plan.

For more information on the 2020 Plan, the 2011 Plan and the ESPP, see Note 9 to our consolidated financial statements included in the Original Form 10-K Filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Since January 1, 2022, other than the compensation arrangements described below under the captions “Executive Compensation Discussion and Analysis” and “Director Compensation,” there have not been and there is not currently proposed to be any transactions between us and our directors and executive officers, nominees for director, holders of more than 5% of our outstanding ordinary shares, or members of their immediate families of any of the foregoing persons.

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

Director Independence

We believe that the Company benefits from having a strong and independent Board. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company that would affect his or her exercise of independent judgment. On an annual basis, the Board reviews the independence of all directors under guidelines established by Nasdaq and in light of each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. Based on this review, the Board has made an affirmative determination that all directors are independent.

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

Audit Committee Pre-approval Policy and Procedures

The Audit Committee reviews and pre-approves all audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. All fees incurred in fiscal year 2022 for services rendered by E&Y were approved in accordance with these policies. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the auditor’s independence. The Audit Committee has determined that the non-audit services performed by E&Y in the fiscal year ended December 31, 2022 were compatible with maintaining the auditor’s independence. E&Y commenced auditing our annual financial statements with the fiscal year ended December 31, 2014.

Fees for Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by E&Y for professional services rendered for the fiscal years ended December 31, 2022 and 2021. Audit fees are for services relating to the years ended December 31, 2022 and 2021 as described in (1) below and all non-audit fees are for services invoiced in 2022 and 2021.

	2022	2021
Audit Fees(1):	$1,853,411	$1,595,277
Audit-Related Fees:	$—	$—
Tax Fees(2):	$—	$6,750
All Other Fees:	$—	$—

Total All Fees:	$1,853,411	$1,602,027

(1)

Audit fees for 2022 include fees incurred in connection with the audit of our financial statements as of December 31, 2022, as prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), costs incurred in connection with the audit of statutory financial statements as of December 31, 2022, as prepared in accordance with International Financial Reporting Standards (“IFRS”), and costs incurred in connection with registration statement filings.

(2)	Tax fees consist primarily of tax advisory fees and costs incurred for the preparation of tax returns and other related statutory filings in 2021.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The financial statements are included in the Index to Consolidated Financial Statements on page F-1 of the Original Form 10-K.

(2) The financial statement schedules are included in the Index to Consolidated Financial Statements on page F-1 of the Original Form 10-K.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Amendment are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Articles of Association of the Company	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as Exhibit 3.1	August 8, 2013

4.1	Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.1	February 29, 2012

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.4	February 29, 2012

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K for the year ended December 31, 2019, as Exhibit 4.7	February 25, 2020

10.1	The Company 2002 Stock Option Plan*	Annual Report on Form 20-F for the year ended December 31, 2006, as Exhibit 4.17	March 5, 2007

10.2	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as Exhibit 10.4	August 9, 2011

10.3	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.1	August 8, 2012

10.4	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.2	August 8, 2012

10.5	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10.5	February 28, 2013

10.6	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.1	August 6, 2015

10.7	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.2	August 6, 2015

10.8	Amendment No.6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 4.1	August 2, 2017

10.9	Amarin Corporation plc Management Incentive Compensation Plan*	Annual Report on Form 10-K for the year ended December 31, 2010, as Exhibit 10.44	March 16, 2011

10.10	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.3	February 29, 2012

10.11	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.4	February 29, 2012

10.12	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.5	February 29, 2012

10.13	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.64	February 27, 2018

10.14	2020 Stock Incentive Plan*	Current Report on Form 8-K dated July 13, 2020, as Exhibit 10.1	July 14, 2020

10.15	Amendment No. 1 to 2020 Stock Incentive Plan*	Current Report on Form 8-K dated June 27, 2022, as Exhibit 10.2	June 30, 2022

10.16	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.2	November 5, 2020

10.17	Form of Non-Qualified Stock Option Award Agreements*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.3	November 5, 2020

10.18	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.3	August 3, 2022

10.19	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.5	November 5, 2020

10.20	Form of Deferred Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.2	August 3, 2022

10.21	Amarin Corporation plc Executive Severance and Change of Control Plan*	Current Report on Form 8-K dated January 28, 2021, as Exhibit 10.1	January 29, 2021

10.22	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, Grafenauweg 8, 6300 Zug, dated April 12, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.4	April 29, 2021

10.23	Employment Agreement between Jason Marks and Amarin Corporation plc, dated July 19, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as Exhibit 10.1	November 3, 2021

10.24	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Registration Statement on Form F-1, as Exhibit 10.1	February 28, 2012

10.25	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.2	August 6, 2015

10.26	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Registration Statement on Form S-8, as Exhibit 4.2	March 16, 2012

10.27	Letter Agreement, dated May 9, 2016, by and between Amarin Corporation plc and Michael Kalb*	Current Report on Form 8-K dated June 30, 2016, as Exhibit 10.1	June 30, 2016

10.28	Employment Agreement, dated April 20, 2018, by and between Amarin Corporation plc and Aaron Berg*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as Exhibit 10.1	May 1, 2019

10.29	Offer Letter with Thomas Reilly, dated May 26, 2022*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.4	August 3, 2022

10.30	Transition and Separation Agreement between Michael W. Kalb and Amarin Corporation plc, dated June 6, 2022*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.3	August 3, 2022

10.31	Transition Agreement between Jason M. Marks and Amarin Corporation plc, dated December 6, 2022*	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.31	March 1, 2023

10.32	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.35	March 1, 2022

10.33	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.36	March 1, 2022

10.34	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.37	March 1, 2022

10.35	Purchase and Sale Agreement, dated December 6, 2012, by and between Amarin Corporation plc, Amarin Pharmaceuticals Ireland Limited and BioPharma Secured Debt Fund II Holdings Cayman LP **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.38	March 1, 2022

10.36	Consent and Waiver, dated December 20, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Corporation PLC, BioPharma Secured Debt Fund II Holdings Cayman LP and Pharmakon Advisors LP	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.66	February 27, 2018

10.37	Co-Promotion Agreement dated March 31, 2014, by and among the Company and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as Exhibit 10.1	May 9, 2014

10.38	First Amendment to the Co-Promotion Agreement of March 31, 2014 dated July 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc., and Kowa Pharmaceuticals America, Inc. ††	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 10.1	August 2, 2017

10.39	Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as Exhibit 10.1	May 8, 2015

10.40	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.67	February 27, 2018

10.41	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.68	February 27, 2018

10.42	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 10.69	February 27, 2019

10.43	English Summary of German Language Commercial Lease Agreement dated October 10, 2021, by and between Amarin Switzerland GmbH and Zug Estates AG	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.54	March 1, 2022

10.44	Consent of Landlord to Sublease dated as of January 20, 2023, among Amarin Pharma, Inc. ST Shared Services LLC and Liberty Denver Wood LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.44	March 1, 2023

10.45	Guaranty dated January 20, 2023, issued by MEH, Inc.	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.45	March 1, 2023

10.46	Sublease Agreement dated January 20, 2023, by and between Amarin Pharma, Inc. and ST Shared Services LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.46	March 1, 2023

10.47	License Agreement dated September 13, 2022, between Amarin Pharmaceuticals Ireland Ltd and Weston Office Solutions Ltd	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.47	March 1, 2023

21.1	List of Subsidiaries	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 21.1	March 1, 2023

23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 23.1	March 1, 2023

24.1	Power of Attorney	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 24.1	March 1, 2023

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 31.1	March 1, 2023

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 31.2	March 1, 2023

31.3	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002		Filed herewith

31.4	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002		Filed herewith

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 32.1	March 1, 2023 (Furnished therewith)

101.INS	Inline XBRL Instance Document		Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed herewith

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)		Filed herewith

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

AMARIN CORPORATION PLC

By:	/s/ Aaron Berg
Aaron Berg
Interim President and Chief Executive Officer (Interim Principal Executive Officer)

Date: May 1, 2023

We, the undersigned officers and directors of the Registrant hereby severally constitute and appoint Aaron Berg and Tom Reilly, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to the Annual Report, and generally to do all things in our names and on our behalf in such capacities to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Aaron Berg Aaron Berg	Interim President and Chief Executive Officer (Interim Principal Executive Officer)	May 1, 2023

/s/ Tom Reilly Tom Reilly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2023

/s/ Patrice Bonfiglio Patrice Bonfiglio	Director	May 1, 2023

/s/ Paul Cohen Paul Cohen, M.D.	Director	May 1, 2023

/s/ Mark DiPaolo Mark DiPaolo	Director	May 1, 2023

/s/ Keith L. Horn Keith L. Horn	Director	May 1, 2023

/s/ Odysseas Kostas, M.D. Odysseas Kostas, M.D.	Director	May 1, 2023

/s/ Louis Sterling III Louis Sterling III	Director	May 1, 2023

/s/ Diane E. Sullivan Diane E. Sullivan	Director	May 1, 2023