Form 10-Q
period 2023-03-31
AMARIN CORP PLC\UK
filed 2023-05-03
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

407,687,476 common shares were outstanding as of April 30, 2023, including 387,307,491 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share and 20,379,985 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$191,412	$217,666
Restricted cash	523	523
Short-term investments	112,959	91,695
Accounts receivable, net	133,236	130,990
Inventory	225,813	228,732
Prepaid and other current assets	19,878	19,492
Total current assets	683,821	689,098
Property, plant and equipment, net	187	874
Long-term investments	544	1,275
Long-term inventory	143,730	163,620
Operating lease right-of-use asset	9,190	9,074
Other long-term assets	1,638	458
Intangible asset, net	21,078	21,780
TOTAL ASSETS	$860,188	$886,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,779	$64,602
Accrued expenses and other current liabilities	183,264	192,678
Current deferred revenue	2,199	2,199
Total current liabilities	244,242	259,479
Long-Term Liabilities:
Long-term deferred revenue	12,702	13,147
Long-term operating lease liability	9,841	10,015
Other long-term liabilities	8,610	8,205
Total liabilities	275,395	290,846
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 416,080,298 shares issued, 407,265,944 shares outstanding as of March 31, 2023; 412,333,087 shares issued, 404,346,256 shares outstanding as of December 31, 2022	301,285	299,002
Additional paid-in capital	1,890,496	1,885,352
Treasury stock; 8,814,354 shares as of March 31, 2023; 7,986,831 shares as of December 31, 2022	(63,277)	(61,770)
Accumulated deficit	(1,543,711)	(1,527,251)
Total stockholders’ equity	584,793	595,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$860,188	$886,179

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Product revenue, net	$84,654	$93,986
Licensing and royalty revenue	1,321	644
Total revenue, net	85,975	94,630
Less: Cost of goods sold	25,794	22,239
Less: Cost of goods sold - restructuring inventory	12,254	—
Gross margin	47,927	72,391
Operating expenses:
Selling, general and administrative	59,587	90,647
Research and development	5,681	10,051
Total operating expenses	65,268	100,698
Operating loss	(17,341)	(28,307)
Interest income, net	2,221	203
Other income (expense), net	624	(246)
Loss from operations before taxes	(14,496)	(28,350)
Income tax provision	(1,964)	(3,213)
Net loss	$(16,460)	$(31,563)
Loss per share:
Basic	$(0.04)	$(0.08)
Diluted	$(0.04)	$(0.08)
Weighted average shares:
Basic	406,177	397,805
Diluted	406,177	397,805

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Exercise of stock options	1,232,263	—	744	1,127	—	—	1,871
Vesting of restricted stock units	2,514,948	(827,523)	1,539	(1,539)	(1,507)	—	(1,507)
Stock-based compensation	—	—	—	5,556	—	—	5,556
Loss for the period	—	—	—	—	—	(16,460)	(16,460)
March 31, 2023	416,080,298	(8,814,354)	$301,285	$1,890,496	$(63,277)	$(1,543,711)	$584,793

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2021	404,084,775	(7,486,767)	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Exercise of stock options	10,602	—	6	24	—	—	30
Vesting of restricted stock units	493,381	(161,083)	331	(331)	(535)	—	(535)
Stock-based compensation	—	—	—	6,078	—	—	6,078
Loss for the period	—	—	—	—	—	(31,563)	(31,563)
March 31, 2022	404,588,758	(7,647,850)	$294,364	$1,861,017	$(61,261)	$(1,453,011)	$641,109

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,460)	$(31,563)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	63	144
(Accretion) amortization of investments	(907)	374
Stock-based compensation	5,556	6,078
Amortization of intangible asset	702	636
Changes in assets and liabilities:
Accounts receivable, net	(2,246)	53,419
Inventory	22,809	(52,940)
Prepaid and other current assets	(386)	(5,740)
Other long-term assets	(556)	—
Interest receivable	(16)	140
Deferred revenue	(445)	(372)
Accounts payable and other current liabilities	(15,237)	(69,658)
Other long-term liabilities	115	635
Net cash used in operating activities	(7,008)	(98,847)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	32,913	113,220
Purchases of securities	(52,523)	(14,171)
Net cash (used in) provided by investing activities	(19,610)	99,049
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of transaction costs	1,871	30
Taxes paid related to stock-based awards	(1,507)	(535)
Net cash provided by (used in) financing activities	364	(505)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(26,254)	(303)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	218,189	223,372
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$191,935	$223,069
Supplemental disclosure of cash flow information:
Cash (paid) received during the year for:
Income taxes	$(38)	$51
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$446	$1,036
Initial recognition of furniture, fixtures and equipment lease	$624	$—

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

The Company’s lead product, VASCEPA® (icosapent ethyl), was first approved by the U.S. Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia. In January 2013, the Company launched 1-gram size VASCEPA in the U.S. and in October 2016, introduced a 0.5-gram capsule size. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of the Company’s long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients.

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

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020 (1)
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (2)
Apotex, Inc.	June 2021	January 2022
Zydus Lifesciences	April 2023	N/A

(1) Hikma launched a 1-gram capsule in November 2020 and a 0.5-gram capsule in March 2023.

(2) Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in the European Union, or EU, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk. Collectively, CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including the United States and Europe, as well as in Canada, Lebanon and the United Arab Emirates where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the Form 10-K, filed with the SEC. The balance sheet amounts in this report were derived from the Company’s audited consolidated financial statements included in the Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2023, the Company had total assets of $860.2 million, of which $304.9 million consisted of cash and liquid short-term and long-term investments. More specifically, the Company had current assets of $683.8 million, including cash and cash equivalents of $191.4 million, short-term investments of $113.0 million, accounts receivable, net, of $133.2 million and current inventory of $225.8 million. In addition, as of March 31, 2023, the Company had long-term investments of $0.5 million and long-term inventory of $143.7 million. As of March 31, 2023, the Company had no debt outstanding.

(2) Significant Accounting Policies

Revenue Recognition

In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and licensing revenue, see Note 7—Revenue Recognition.

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

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 45 days and are stated at amounts due from customers. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of any recoveries. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The expense associated with the allowance for doubtful accounts is recognized as Selling, general, and administrative expense. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2023 and December 31, 2022:

In thousands	March 31, 2023	December 31, 2022
Gross trade accounts receivable	$164,010	$187,418
Trade allowances	(18,920)	(44,626)
Chargebacks	(11,854)	(11,802)
Accounts receivable, net	$133,236	$130,990

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

Excess tax benefits and deficiencies that arise upon vesting or exercise of stock-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations. Excess income tax benefits are classified as cash flows from operating activities and cash paid to taxing authorities arising from the withholding of shares from employees are classified as cash flows from financing activities.

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or IRS, and states tax authorities. The Company is currently under audit by the IRS for its 2018 and 2019 U.S. income tax returns. The audit by the New Jersey Department of Treasury for the years 2012 to 2015 was closed in April 2023. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its condensed consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
In thousands	2023	2022
Net loss—basic and diluted	$(16,460)	$(31,563)
Weighted average shares outstanding—basic and diluted	406,177	397,805
Net loss per share—basic and diluted	$(0.04)	$(0.08)

For the three months ended March 31, 2023 and 2022, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended March 31,
In thousands	2023	2022
Stock options	19,639	19,639
Restricted stock and restricted stock units	18,568	15,369
Laxdale milestone shares	—	1,984

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term and long-term investments in financial institutions believed to be of high credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 29%, 38%, and 27%, respectively, of gross product sales for the three months ended March 31, 2023, and represented 36%, 40%, and 20%, respectively, of the gross accounts receivable balance as of March 31, 2023. Customers A, B, and C accounted for 21%, 39%, and 31%, respectively, of gross product sales for the three months ended March 31, 2022 and represented 29%, 37%, and 28%, respectively, of the gross accounts receivable balance as of March 31, 2022. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Concentration of Suppliers

The Company has contractual freedom to source the API for VASCEPA and to procure other services supporting its supply chain and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third-party manufacturers and suppliers.

The Company cannot provide assurance that its efforts to procure uninterrupted supply of VASCEPA to meet market demand will continue to be successful or that it will be able to renew current supply agreements on favorable terms or at all. Significant alteration to or disruption or termination of the Company’s current supply chain or the Company’s failure to enter into new and similar agreements in a timely fashion, if needed, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Agency Securities	$3,999	$3,999	$—	$—
Money Market Fund	80,105	80,105	—	—
U.S. Treasury Securities	3,153	3,153	—	—
Corporate Bonds	16,035	—	16,035	—
Commercial Paper	79,440	—	79,440	—
Repo Securities	3,250	—	3,250	—
Asset-Backed Securities	546	—	546	—
Certificate of Deposit	8,490	—	8,490	—
Non-US Government Securities	1,399	—	1,399	—
Total	$196,417	$87,257	$109,160	$-

	December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$81,870	$81,870	$—	$—
U.S. Treasury Securities	3,117	3,117	—	—
Agency Securities	1,554	1,554	—	—
Corporate Bonds	28,416	—	28,416	—
Commercial Paper	62,347	—	62,347	—
Repo Securities	3,250	—	3,250	—
Asset-Backed Securities	1,260	—	1,260	—
Certificate of Deposit	9,100	—	9,100	—
Non-US Government Securities	1,393	—	1,393	—
Total	$192,307	$86,541	$105,766	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with original maturities greater than 90 days and maturities less than 12 months are included in short-term investments on its condensed consolidated balance sheet. Those with remaining maturities in excess of 12 months are included in long-term investments on its condensed consolidated balance sheet.

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the three months ended March 31, 2023 and 2022 were losses of $0.2 million and $0.9 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which includes an organizational restructuring plan to address current shifts within the Company’s U.S. business. As part of the plan, the Company completed a reduction of its U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. During the three months ended March 31, 2023 the Company continued to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand resulting in charges of $12.3 million recognized within cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company.

On August 19, 2022, the Company announced that after the conclusion of the fourth and final round of negotiations in Germany with the National Association of Statutory Health Insurance Funds, or GKV-SV, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result, the Company discontinued its German business operations effective September 1, 2022. During the year ended December 31, 2022, the Company recognized approximately $4.2 million within restructuring expense on the condensed consolidated statement of operations, substantially all of which were cash expenditures.

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2022	$192
Costs incurred	12,254
Payments	(10,323)
Balance at March 31, 2023	$2,123

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

(3) Intangible Asset

Intangible asset consists of website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of March 31, 2023, the intangible asset has an estimated weighted-average remaining life of 7.8 years. The carrying value as of March 31, 2023 and December 31, 2022 is as follows:

In thousands	March 31, 2023	December 31, 2022
Technology rights	$32,859	$32,859
Accumulated amortization	(11,781)	(11,079)
Intangible asset, net	$21,078	$21,780

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by regulatory authorities. Inventories as of March 31, 2023 and December 31, 2022 consist of the following:

In thousands	March 31, 2023	December 31, 2022
Raw materials	$127,025	$126,391
Work in process	7,085	52,297
Finished goods	235,433	213,664
Total inventory (1)	$369,543	$392,352

(1) Total inventory consists of both current inventory and long-term inventory. During the three months ended March 31, 2023, approximately $2.3 million of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory.

As of March 31, 2023 and December 31, 2022, the Company had $143.7 million and $163.6 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle.

(5) Commitments and Contingencies

Amarin accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Amarin reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and Amarin’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in Amarin’s accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable nor can the amount be reasonably estimated; therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters in which the likelihood of material loss is at least reasonably possible, Amarin provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, Amarin will provide disclosure to that effect.

Amarin intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of the~~se~~ lawsuits described below, those lawsuits described in the Company's Form 10-K for the year ended December 31, 2022 or any subsequently filed lawsuits.

Litigation Updates

In April 2021, Dr. Reddy’s filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil action No.21-cv-10309, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. The complaint also includes a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. In addition, in February 2023, Hikma filed a complaint against us in the United States District Court District of New Jersey (case no. 3:23-cv-01016) with consistent allegations as the Dr. Reddy's complaint. Amarin believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

Such antitrust litigation, and antitrust investigations, can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved, their outcome or their potential impact on the Company’s business. If a government determines that Amarin has violated antitrust law, the Company could be subject to significant civil fines and penalties.

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the ANDA litigation described above and the risk that certain of the Company's patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. On January 13, 2023, Lead Plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA Litigation as well as about the REDUCE-IT indication and Vascepa’s financial prospects resulting from REDUCE-IT. All Defendants have moved to dismiss the amended complaint. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

On March 29, 2023, purported investors in the Company’s publicly traded securities filed a derivative lawsuit, naming as defendants the Company’s former general counsel, the Company’s trial counsel for the ANDA litigation, and the Company as nominal defendant, in the Superior Court of New Jersey, Law Division, Monmouth County, captioned Anne Abramson, John Lissandrello, Georgette Appiano, and Andrew Bondarowicz v. Amarin Corporation plc, Covington & Burling, LLP, Joseph T. Kennedy, and John Does A-Z, No. MON-L-000984-23 (N.J. Super. Ct. Law Div. Mar. 29, 2023). The complaint alleges that the defendants failed to exercise appropriate diligence and due care in their conduct of the ANDA litigation. Based on those allegations, the complaint alleges that the defendants committed legal malpractice and seeks monetary damages and attorneys’ fees and costs. On April 8, 2023, the plaintiffs voluntarily dismissed this case without prejudice.

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of Employment Agreement, Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the United States District Court for the District of New Jersey (Civ. No. 3:23-cv-01856).

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

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan which includes a comprehensive cost and organizational restructuring plan to address current shifts within the Company’s U.S. business as a result of the generic competition. As part of this plan, the Company has reviewed its contractual supplier purchase obligations and has entered into agreements with suppliers to amend supplier agreements to align supply arrangements with current and future market demand. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of March 31, 2023, the Company has a total of approximately $81.7 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $39.8 million contingent on either certain suppliers obtaining regulatory approval in Europe or pricing reimbursement in certain European countries not occurring by June 30, 2024.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholder) of £5 million (approximately $5.5 million as of March 31, 2023) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of March 31, 2023.

(6) Equity

Common Stock

There was no common stock activity during the three months ended March 31, 2023 and 2022 except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of March 31, 2023:

March 31, 2023
Outstanding stock options	19,638,850
% of outstanding shares on a fully-diluted basis	4%
Outstanding RSUs	18,203,692
% of outstanding shares on a fully-diluted basis	4%

The following table represents equity awards activity during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Common shares issued for stock option exercises	1,232,263	10,602
Gross and net proceeds from stock option exercises	$1,871,758	$30,000
Common shares issued in settlement of vested RSUs	2,270,674	493,381
Shares retained for settlement of employee tax obligations ─ RSUs	716,438	161,083
Common shares issued in settlement of vested Performance-based RSUs (1)	244,274	—
Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	111,085	—
(1)
Performance-based RSUs vested in connection with the achievement of certain sales performance conditions on February 21, 2023. These performance-based RSUs will vest over a three-year period based on continuous service from the grant date.

In February 2023, the Company granted a total of 7,775,850 RSUs and 4,297,500 stock options to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting. Also in February 2023, the Company granted a total of 1,368,800 RSUs to employees under the 2020 Plan that vest upon the achievement of specified sales and operational performance conditions.

In February 2022, the Company granted a total of 5,987,500 RSUs and 1,976,600 stock options to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting. Also in February 2022, the Company granted a total of 1,089,500 RSUs to employees under the 2020 Plan that vest upon the achievement of specified sales and operational performance conditions.

In January 2022, the Company granted a total of 81,082 RSUs and 103,569 stock options to newly appointed members of the Company’s Board of Directors under the 2020 Plan and in accordance with the Company's non-employee Director compensation policy. The RSUs vest in equal installments over a three-year period upon the anniversary of the grant date, and are subject to deferred settlement upon the Director’s separation of service with the Company. The stock options vested in full upon the one-year anniversary of the grant date. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, each Director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

(7) Revenue Recognition

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

Product Returns: The Company’s distributors have the right to return unopened unprescribed VASCEPA during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. The expiration date for VASCEPA 1-gram and 0.5-gram size capsules is currently four years and three years, respectively, after being converted into capsule form, which is the last step in the manufacturing process for VASCEPA and generally occurs within a few months before VASCEPA is delivered to distributors. The Company estimates future product returns on sales of VASCEPA based on (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of VASCEPA previously shipped and currently being shipped to distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2023 and 2022:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2022	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	22,313	162,858	532	5,008	190,711
Provision related to prior period sales	—	(5,589)	—	107	(5,482)
Credits/payments made for current period sales	(11,534)	(105,542)	—	(3,925)	(121,001)
Credits/payments made for prior period sales	(36,485)	(51,460)	(577)	(839)	(89,361)
Balance as of March 31, 2023	$18,920	$136,360	$8,701	$2,407	$166,388

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2021	$86,636	$184,756	$8,089	$2,745	$282,226
Provision related to current period sales	22,697	148,203	549	8,325	179,774
Provision related to prior period sales	—	(301)	—	—	(301)
Credits/payments made for current period sales	(2,753)	(67,700)	—	(6,379)	(76,832)
Credits/payments made for prior period sales	(13,536)	(123,099)	(350)	(2,630)	(139,615)
Balance as of March 31, 2022	$93,044	$141,859	$8,288	$2,061	$245,252

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

(8) Development, Commercialization and Supply Agreements

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

In January 2023 and 2022, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million in each of such periods to Mochida, which was recorded as research and development expense in the condensed consolidated statement of operations.

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, related to the development and commercialization of VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or collectively the China Territory. Under the terms of the DCS Agreement, the Company granted to Edding an exclusive (including as to the Company) license with right to sublicense to develop and commercialize VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and REDUCE-IT clinical trials of VASCEPA.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which is being used to seek regulatory approval in Mainland China. The Company received approval of VASCEPA under the REDUCE-IT indication in Hong Kong in February 2022.

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

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Edding, is a customer. The Company identified the following performance obligations at the inception of the DCS Agreement: (1) the exclusive license to develop and commercialize VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company; (2) the obligation to participate in various steering committees; and (3) ongoing development and regulatory assistance. Based on the analysis performed, the Company concluded that the identified performance obligations are not distinct and therefore a combined performance obligation.

The transaction price includes the $15.0 million up-front consideration received and the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication. None of the other clinical or regulatory milestones has been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the

Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2023 and 2022, the Company recognized $0.3 million and $0.2 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through March 31, 2023 and December 31, 2022, the Company recognized $8.0 million and $7.7 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $9.0 million and $9.3 million is recorded in deferred revenue as of March 31, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 11 years.

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

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	April 2022	—
Kuwait	December 2021	March 2023	—
Saudi Arabia	March 2022	—	—

The Company recognized net product revenue of $0.3 million and nil for the three months ended March 31, 2023 and 2022, respectively, related to sales to Biologix.

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

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company received a non-refundable $2.5 million milestone payment. Following approval from Health Canada in December 2019, the Company received a non-refundable milestone payment of $2.5 million in February 2020. In addition, in January 2020, HLS obtained regulatory exclusivity from the Office of Patented Medicines and Liaison, or OPML, as a result the Company received a non-refundable $3.8 million milestone payment. In addition to the non-refundable, up-front and regulatory milestone payments just described, the Company is entitled to receive certain sales-based milestone payments of up to an additional $50.0 million, as well as tiered double-digit royalties on net sales of VASCEPA in Canada.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, HLS, is a customer. The Company identified the following performance obligations at the inception of the contract: (1) license to HLS to develop, register, and commercialize VASCEPA in Canada; (2) support general development and regulatory activities; and (3) participate in various steering committees. Based on the analysis performed, the Company concluded that the identified performance obligations in the agreement are not distinct and therefore a combined performance obligation.

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

During the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million and $0.1 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through March 31, 2023 and December 31, 2022, the Company has recognized $8.3 million and $8.2 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The remaining transaction price of $5.4 million and $5.6 million is recorded in deferred revenue as of March 31, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 7 years.

The Company recognized net product revenue of $1.6 million and nil for the three months ended March 31, 2023 and 2022, respectively, related to sales to HLS.

CSL Seqirus

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company received an upfront payment of $0.5 million which was fully recognized during the first quarter of 2023. In addition to the upfront payment the Company will be eligible to receive event-related milestone payments of approximately $8.0 million and additional product-related milestone payments of approximately $4.0 million. The Company will be responsible for supplying finished product to CSL Seqirus at a price that is the greater of (i) a fixed transfer price, or (ii) a fixed percentage of the net selling price, as defined in the CSL agreement.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, CSL, is a customer. The Company identified the following distinct performance obligations at the inception of the contract: an exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Australia and New Zealand territories.

The transaction price includes the $0.5 million upfront consideration. Any consideration related to event-based or product-based milestones will be recognized when the related milestone events occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2023, the Company recognized $0.5 million as licensing revenue related to the upfront payment received in connection with the CSL agreement (none in 2022).

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2023 and 2022:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$15,346	$—	$(445)	$14,901

Three months ended March 31, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$—	$(372)	$16,337

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three months ended March 31,
Revenue recognized in the period from:	2023	2022
Amounts included in contract liability at the beginning of the period	$445	$372

(9) Leases

Lessee

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

On February 5, 2019, the Company entered into a lease agreement for office space in Bridgewater, New Jersey, or the New Jersey Lease. The New Jersey Lease commenced on August 15, 2019, or the New Jersey Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the New Jersey Lease, the Company will have a one-time option to terminate the agreement effective on the first day of the 97th month after the New Jersey Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the New Jersey Lease, the Company paid monthly rent of approximately $0.1 million for the first year following the New Jersey Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the New Jersey Commencement Date. In addition, Amarin receives certain abatements subject to the limitations in the New Jersey Lease.

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

As of March 31, 2023 and December 31, 2022, the total operating lease liability is $11.7 million and $11.6 million, respectively, and the total operating lease right-of-use asset is $9.2 million and $9.1 million, respectively.

The lease expense for the three months ended March 31, 2023 is approximately $0.9 million. The lease expense for the three months ended March 31, 2022 is approximately $0.6 million.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2023:

Undiscounted lease payments ($000s)
Remainder of 2023	$2,284
2024	2,827
2025	2,136
2026	2,135
2027	1,962
2028 and thereafter	5,251
Total undiscounted payments	$16,595
Discount Adjustments	$(4,945)
Current operating lease liability	$1,809
Long-term operating lease liability	$9,841

Lessor

The Company classifies contractual lease arrangements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842. For sales-type leases, the Company derecognizes the leased asset and recognizes the lease investment on the balance sheet.

On January 20, 2023 the Company entered into a sublease agreement for 50,000 square feet of the 67,747 square foot New Jersey Lease and included within the sublease are furniture, fixtures and equipment, collectively the Sublease. The Sublease commenced on February 1, 2023, or the Sublease Commencement Date, for a 7.5 year period. Under the Sublease, the Company will be paid monthly rent of approximately $0.1 million for the first year following the Sublease Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Sublease Commencement Date. In addition, Amarin will provide certain abatements subject to the limitations in the Lease.

The components of lease income are as follows:

For the Three Months Ended March 31,
2023
Interest income from sales-type leases	$11
Operating lease income	166
Loss recognized at commencement date of sales type lease	(61)
Total	$116

Future minimum sales type lease and operating lease receivables as of March 31, 2023 are as follows:

	Sales-Type Leases	Operating Leases
Remainder of 2023	$48	$411
2024	117	1,006
2025	119	1,029
2026	122	1,051
2027	125	1,073
2028 and thereafter	345	2,974
Total	$876	$7,544

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our Annual Report, and under Part II, Item IA, “Risk Factors” of this Quarterly Report.

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and we commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk.

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

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, more than 20 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market with a 1-gram capsule:

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020 (1)
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (2)
Apotex, Inc.	June 2021	January 2022
Zydus Lifesciences	April 2023	N/A

(1) Hikma launched a 1-gram capsule in November 2020 and a 0.5-gram capsule in March 2023.

(2) Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

In June 2022, to address shifts within our U.S. business due to these generic competitors, we announced a comprehensive cost and organizational restructuring plan which would result in savings of $100.0 million over the subsequent 12 months compared to 2021 operating expenses. We expect to exceed the $100.0 million in savings during this 12 month period. Our U.S. cost reduction plan included:

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

In alignment with our U.S. cost reduction plan, our focus is primarily on engaging with our top VASCEPA brand prescribers, maintaining our exclusive formulary coverage with specific payers and implementing targeted promotional initiatives amid the continued pressure from generic competitors.

We obtain data from a third party, Symphony Health, who collects and reports estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to determine the actual number of total prescriptions for products like VASCEPA during such periods. The vendor's estimate utilizes a proprietary projection methodology and are based on a combination of data received from pharmacies and other distributors, as well as historical data when actual data is unavailable. Based on data from Symphony Health, the below chart represents the estimated number of normalized total VASCEPA prescriptions.

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

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed 15 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as

Denmark, individual patient reimbursement is allowed prior to national, general organization reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Quarterly Report, we have received and made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	NA	March 2022	March 2022	March 2022
Finland	NA	October 2022	December 2022	December 2022
United Kingdom/Wales	NA	July 2022	October 2022	October 2022
Austria	September 2022	NA	September 2022	NA
Denmark	June 2022	NA	June 2022	NA

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

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists, rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the United States. In Europe, VAZKEPA has the benefit of 10 years of market protection, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039.

Rest of World

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong had commenced. In Mainland China, the National Medical Products Administration, or NMPA, accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. On February 23, 2022 the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated with Edding expecting approval by the end of 2022. Due to delays in the regulatory review as a result of the resurgence of COVID-19 in the Beijing area at the end of 2022, Edding has communicated that an approval in Mainland China could be achieved by midyear of 2023.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	April 2022	—
Kuwait	December 2021	March 2023	—
Saudi Arabia	March 2022	—	—

VASCEPA is under registration in additional countries in the MENA region.

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In March 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority had granted priority review status for the upcoming New Drug Submission, which was filed in April 2019. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained regulatory exclusivity designation and launched commercially in February 2020. In July 2020, the Canadian Agency for Drugs and Technologies in Health recommended that VASCEPA be reimbursed by participating public drug plans for statin-treated patients with established cardiovascular diseases and elevated triglycerides. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. Following these negotiations, HLS signed a Letter of Intent which allows HLS to work with all participating provincial jurisdictions to secure coverage from publicly funded drug plans across Canada, and for VASCEPA to potentially be added to their respective plans. HLS also received notification by the Patented Medical Prices Review Board that, further to its review, VASCEPA’s price did not trigger the investigation criteria for excessive pricing. HLS has obtained reimbursement from all major private and public payors gaining access to a majority of eligible patients in Canada. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We have completed the first year of a three-year plan to submit and obtain regulatory approval in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Quarterly Report, we have filed for regulatory review in 10 countries and have received approval in eight countries outside of the United States and European Medicines Agency, or EMA, regulatory approval authority, including in Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company will be responsible for supplying finished product to CSL Seqirus. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the United States and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Research and Development

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 30 clinical treatment guidelines, consensus statements or scientific statements from medical societies, scientific bodies, or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines or statements which were newly received during the first quarter of 2023 through the filing date of this Quarterly Report with recent examples as listed below:

•
American Society of Preventive Cardiology published a clinical practice statement including that REDUCE-IT established that IPE reduced CV events among patients with fasting TG 135 to 499 mg/dL. Patients in this trial were already receiving background statin therapy with a median LDL-C of 75 mg/dL. In addition, this statement noted that results from REDUCE-IT have not been replicated in trials using mixed omega-3 fatty acids, suggesting that the CV benefit is attributed to EPA, not DHA.
•
NICE released its guidelines on lipid management, which included that IPE is recommended for patients with established cardiovascular disease, or CVD, and elevated fasting TG (≥1.7 mmol/L) and who are taking statins with LDL-C levels between 1.04 and 2.60 mmol/L, as per the REDUCE-IT criteria.

•
The Finnish Medical Association and the Finnish Association of Internists published updated guidelines on dyslipidemia treatment, which included that IPE is indicated for patients on statin therapy who have elevated TG levels and are at particularly high risk for arterial disease.
•
The National Society of Cardiometabolic Medicine released its consensus statement on the role of omega-3 fatty acids in the prevention and treatment of CVD in Chinese patients. The consensus statement reviewed current knowledge about omega-3 fatty acids and their use in managing CVD in the Chinese population. The following key recommendation was included on use of IPE:
o
High-dose IPE can confer CV benefits in patients with high TG levels at high risk for atherosclerotic cardiovascular disease, or ASCVD, and who have additional CV risk factors (e.g., diabetes mellitus); therefore, IPE may be considered in the primary and secondary prevention settings in patients with high CV risk
o
EPA levels may be the driving force behind CV benefit reported with IPE, a concept supported by JELIS and REDUCE-IT trials in which serum EPA levels were inversely associated with CV risk in a dose-response relationship as well as in a subanalysis of REDUCE-IT, which showed that the CV reduction reported with IPE was attributed to changes in EPA levels rather than lipid biomarkers
o
IPE is the only omega-3 fatty acid approved by the FDA, Health Canada, and the European Medicines Agency for CV risk reduction in patients with CVD or diabetes with other ASCVD risk factors

In March 2023, we added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results presented at the American College of Cardiology scientific session. New prespecified and post hoc exploratory analyses of REDUCE-IT found VASCEPA significantly reduced the risk of first cardiovascular death, strokes, heart attacks, coronary revascularization or unstable angina in a subgroup of patients with recent (<12 months) acute coronary syndrome by 37% (HR 0.63; 95% CI, 0.48-0.84, p=0.002).

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. In 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of March 31, 2023, we had inventory of $369.5 million, of which 90% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health may differ from period to period. During the quarters ended March 31, 2023 and 2022, our product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the three months ended March 31, 2023, we incurred costs of $12.3 million in Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Interest income, net and other income (expense), net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other income (expense), net, consists primarily of foreign exchange losses and gains as well as sublease income.

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2023 and 2022 are not more likely than not to be realized.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, estimates are assessed and adjusted based on historical experience and on current market-specific indicators, environments and assumptions. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies, significant judgments and estimates is presented in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies, significant judgments and estimates described in our Annual Report.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2—Significant Accounting Policies in the accompanying Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Effects of Inflation

We believe the impact of inflation on operations has been minimal during the past three years.

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Total revenue, net. We recorded total revenue, net, of $86.0 million and $94.6 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $8.7 million, or 9%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the three months ended March 31, 2023, we also sold VASCEPA by prescription in certain countries in Europe. VASCEPA is also available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, this decrease consists of a $11.2 million decrease in U.S. net product revenue, offset by a $1.8 million increase in net product revenue outside of the United States and a $0.7 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $84.7 million and $94.0 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $9.3 million, or 10%. This decrease was driven primarily by a 12% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $82.3 million and $93.5 million during the three months ended March 31, 2023 and 2022, respectively. This decrease was driven by a decline in volume and net selling price as a result of the impact from an increase in generic competition in the market. During the three months ended March 31, 2023 there were four generics in the market. During the three months ended March 31, 2022 there were three generics in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, increased for the three months ended March 31, 2023 by 4% as compared to the three months ended March 31, 2022. Our share of the icosapent ethyl market has decreased to approximately 57% in the three months ended March 31, 2023 compared to approximately 72% in the three months ended March 31, 2022. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 18% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

In Europe, we recorded product revenue, net, of $0.4 million and $0.5 million during the three months ended March 31, 2023 and March 31, 2022, respectively.

For the three months ended March 31, 2023 we recorded $1.9 million of product revenue, net, from our collaboration partners and recorded nil product revenue, net during the three months ended March 31, 2022.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2023, we continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as progressing regulatory filings and supporting approval processes in up to nine countries throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended March 31, 2023 and 2022 was $1.3 million and $0.6 million, respectively, an increase of $0.7 million, or 105%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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
•
CSL – a $0.5 million up-front payment which was received upon closing of the agreement in January 2023.

The up-front and milestone payments for Edding and HLS are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The up-front payment for CSL is recognized upon closing the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended March 31, 2023 and 2022 was $38.0 million and $22.2 million, respectively, an increase of $15.8 million, or 71%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended March 31, 2023, as part of our cost reduction plan we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in a $12.3 million charge which was recorded as cost of goods sold - restructuring inventory. In addition, during the three months ended March 31, 2023, approximately $2.3 million of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory.

The API included in the calculation of the average cost of goods sold during the three months ended March 31, 2023 and 2022 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended March 31, 2023 and 2022 was 55% and 76%, respectively. Excluding the restructuring inventory charge, gross margin was 70% for the three months ended March 31, 2023. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2023 and 2022 was $59.6 million and $90.6 million, respectively, a decrease of $31.1 million, or 34%. Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 are summarized in the table below:

	Three months ended March 31,
In thousands	2023	2022
Selling expense (1)	$32,154	$62,252
General and administrative expense (2)	23,090	23,766
Non-cash stock-based compensation expense (3)	4,343	4,629
Total selling, general and administrative expense	$59,587	$90,647

(1)
Selling expense for the three months ended March 31, 2023 and 2022 was $32.2 million and $62.3 million, respectively, a decrease of $30.1 million, or 48%. This decrease is primarily due to a reduction in costs associated with our cost reduction plans resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force as well as our commercial withdrawal from Germany in the third quarter of 2022.
(2)
General and administrative expense for the three months ended March 31, 2023 and 2022 was $23.1 million and $23.8 million, respectively, a decrease of $0.7 million, or 3%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the cost reduction plans as well as a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market. The decrease in general and administrative expense was offset by advisory fees related to the shareholder's special meeting.

(3)
Non-cash stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $4.3 million and $4.6 million, respectively, a decrease of $0.3 million, or 6%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

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

Research and development expense. Research and development expense for the three months ended March 31, 2023 and 2022 was $5.7 million and $10.1 million, respectively, a decrease of $4.4 million, or 43%. Research and development expenses for the three months ended March 31, 2023 and 2022 are summarized in the table below:

	Three months ended March 31,
In thousands	2023	2022
REDUCE-IT study (1)	$270	$730
Fixed-dose combination (2)	274	1,355
Regulatory filing fees and expenses (3)	356	739
Internal staffing, overhead and other (4)	3,568	5,778
Research and development expense, excluding non-cash expense	4,468	8,602
Non-cash stock-based compensation expense (5)	1,213	1,449
Total research and development expense	$5,681	$10,051

(1)
The decrease in expenses for the REDUCE-IT study is primarily driven by incremental efficiencies applied to ongoing analyses performed on the REDUCE-IT cardiovascular outcomes trial data, further leveraging existing internal resources compared to outsourced support.
(2)
Fixed-dose combination expenses relate to the initial start-up and ongoing costs associated with planning and development of the fixed-dose combination of VASCEPA and a statin, which began in 2022.
(3)
The decrease in regulatory filing fees is primarily related to higher spend in 2022 relating to the preparation, submission, and review defense of regulatory filings for several countries. The Company has not prepared nor submitted as many regulatory filings in 2023 as in the previous year.
(4)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing and maintaining regulatory approvals for VAZKEPA in Europe as originally achieved in 2021 as well as further regulatory expansion in other countries throughout 2023. Also included are costs related to qualifying suppliers and costs associated with various other activities, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
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

Interest income, net. Interest income, net for the three months ended March 31, 2023 and 2022 was $2.2 million and $0.2 million, respectively, an increase of $2.0 million, or 994%. Interest income, net represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year compared to the prior year.

Other income (expense), net. Other income (expense), net, for the three months ended March 31, 2023 and 2022 was income of $0.6 million and expense of $0.2 million, respectively, an increase of $0.9 million, or 354%. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions. The increase in other income (expense), net is due to the continued global expansion and related activity in foreign currencies as well as sublease income relating to the sublease agreement commencing during the current year.

Income tax provision. Income tax provision for the three months ended March 31, 2023 and 2022 was $2.0 million and $3.2 million, respectively. The provision for the three months ended March 31, 2023 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of March 31, 2023, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $191.9 million, short-term investments of $113.0 million and long-term investments of $0.5 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. Our long-term investments consist of securities that will mature between one and two years. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2023	2022
Cash (used in) provided by:
Operating activities	$(7.0)	$(98.8)
Investing activities	(19.6)	99.0
Financing activities	0.4	(0.5)
Decrease in cash and cash equivalents and restricted cash	$(26.2)	$(0.3)

Net cash used in operating activities decreased during the three months ended March 31, 2023 as compared to the same period in 2022 . This is primarily as a result of a decrease in U.S. product revenue in 2023, increased costs associated with commercial and pre-launch operations in Europe, as well as an increase in inventory purchases in the first half of 2022.

Net cash used in investing activities during the three months ended March 31, 2023 increased due primarily to $52.5 million in purchases of investment-grade interest bearing instruments, partially offset by the proceeds from the maturity of $32.9 million in investment-grade interest bearing instruments as compared to the same period in 2022 where proceeds from the maturity of investment-grade interest bearing instruments was $113.2 million, partially offset by $14.2 million in purchases of investment-grade interest bearing instruments.

Net cash provided by financing activities during the three months ended March 31, 2023 as compared to net cash used in financing activities during the same period in 2022 was primarily as a result of an increase in stock option exercises, offset by taxes paid related to stock-based awards.

As of March 31, 2023, we had net accounts receivable of $133.2 million, current inventory of $225.8 million and long-term inventory of $143.7 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.5 billion as of March 31, 2023. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and pricing and reimbursement of VAZKEPA in Europe. In addition, in June 2022 we announced our Comprehensive Cost Reduction Plan to address shifts within our U.S. business which would result in savings of $100.0 million over 12 months compared to 2021 operating expenses. We expect to exceed the $100.0 million in savings during this 12 month period. For Europe, VAZKEPA is available in five countries, including the UK, and we commenced pre-launch planning and other commercial preparation activities, and continue to grow our European staff by hiring Market access and Medical affairs teams, among others, across Europe as deemed appropriate on a country by country basis.

As of March 31, 2023, we had cash and cash equivalents of $191.4 million and short-term investments of $113.0 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and are adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our interim principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our interim principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our interim principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report includes a discussion of our current legal proceedings. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for further details on our current legal proceedings.

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

Except where denoted with an “*”, these risk factors have not been materially updated from our Annual Report on 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, or our Annual Report.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets.
•
In the United States, we face increasing competition from generic drug companies in the near term and our revenues and results could continue to be materially and adversely affected.
•
In Europe, we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all, and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe.
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
•
Our previous cost reduction and organizational restructuring plans, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint.
•
The manufacture, supply and commercialization, including promotional activities, of VASCEPA is subject to regulatory scrutiny.
•
We may not be able to compete effectively against our competitors’ pharmaceutical products, including generic products. In addition, we face competition from omega-3 fatty acids that are marketed by other companies as non-prescription dietary supplements, subjecting us to non-prescription competition and consumer substitution.
•
Our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and suppliers, including manufacturers and suppliers who may require us to comply with burdensome minimum purchase commitments, which may be greater than our supply needs.
•
Our dependence on third parties in the distribution channel from our manufacturers to patients subjects us to risks that limit our profitability and could limit our ability to supply VASCEPA to large market segments.
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

We currently derive substantially all of our revenue from sales of VASCEPA. We may be substantially dependent on sales of VASCEPA for many years. Our financial condition and the success of our company will be materially adversely affected, we may have to further restructure our current operations, and our business prospects will be limited, if we experience any negative developments relating to VASCEPA. For example, in the first quarter of 2020, the U.S. District Court for the District of Nevada issued a ruling in favor of two generic drug companies, Dr. Reddy's Laboratories, Inc., or Dr. Reddy's, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, that declared as invalid several patents of ours protecting the first U.S. FDA-approved use of our drug, to reduce severely high triglyceride levels, or the MARINE indication. We were unsuccessful in our appeals and our stock price was adversely and materially impacted by the ruling, the results of the appeals process and the introduction of generic competition. If other proprietary rights protecting VASCEPA or its use are challenged, our stock price could further decline, particularly if such challenges, which are costly to defend, are successful.

Although we are exploring ways to broaden our development and commercial pipeline, such efforts are likely to be time consuming, costly and may utilize resources that could otherwise be focused on commercializing VASCEPA. It took over a decade of preceding product development before we received marketing approval for VAZKEPA in March 2021 from the European Commission, or the EC.

Likewise, if we seek to diversify our development programs or product offerings through licensing or acquisitions, such transactions are also time consuming, may be dilutive to existing shareholdings, and may be initially disruptive to operations. These transactions may not be available on favorable terms, or at all. These dynamics can restrict our ability to respond rapidly to adverse business conditions for VASCEPA. If development of, or demand for, VASCEPA does not meet expectations, we may not have the ability to effectively shift our resources to the development of alternative products, or do so in a timely manner, without suffering material adverse effects on our business. As a result, the lack of alternative markets and products we develop could constrain our ability to generate revenues and achieve profitability.

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

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States, particularly in light of the level of competition, including from generic products, in the United States. This process is conducted on a country-by-country basis and is time consuming and complex, and, even though the EC approved the marketing authorization for VAZKEPA in March 2021, and we have received positive national pricing and reimbursement decisions in England and Wales, Sweden and Finland, there is no guarantee that we will be able to negotiate and obtain further reimbursement and pricing terms on favorable terms, or at all, in the countries where we are pursuing commercialization. Further, successful progress or pricing terms in one country may not be indicative of our outcomes in other jurisdictions. For example, although the UK’s National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA® and use across the National Health Service, or NHS, in England and Wales, we decided to discontinue business operations in Germany following the conclusion of negotiations with the National Association of Statutory Health Insurance Funds during which a viable agreement on the reimbursement price of VAZKEPA could not be reached. The Arbitration Board process concluded without an agreement in November 2022 and although we plan to resubmit a pricing and reimbursement dossier with new data in Germany, we may be unable to resume commercial operations in Germany. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries, and if we are unable to do so, and continue to face increased competition in the United States, our financial position could be materially and adversely impacted.

We have been developing VAZKEPA on our own in Europe, where we have limited experience. We are exploring possible strategic collaborations in smaller markets within Europe and in other major markets, which will increase our reliance on third parties, over whom we have limited control. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. We have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East, Australia, New Zealand and Greater China. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, or that we will be able to rely upon these third parties; if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including if we are unable to secure favorable product reimbursement levels, which can vary from country to country. If we are unable to realize product reimbursement rates at reasonable levels, or at all, patient access to VASCEPA may be limited.

There can be no assurance as to the market for VASCEPA outside the United States, or we may face challenges in successfully achieving market opportunities available to us. Despite having received EC approval to commercialize VAZKEPA in Europe and approval elsewhere around the world, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing, and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials, any of which could limit the market opportunity, or our ability to capitalize on such opportunity, for VASCEPA.

Further, securing adequate reimbursement is critical for commercial success of any therapeutic and pricing and reimbursement levels of medications in markets outside the United States can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product, and is not always successful. For example, after the conclusion of negotiations with the National Association of Statutory Health Insurance Funds, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result of the negotiation outcome, we discontinued our German operations as of September 1, 2022. In November 2022, the Arbitration Board process concluded without an agreement.

Further, in certain European countries, securing product reimbursement is a requisite to commercial launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost effectiveness of VASCEPA to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. Our business could be harmed if reimbursement of our products is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels. If the pricing and reimbursement levels of VASCEPA are lower than we anticipate, then affordability of, and market access to, VASCEPA may be adversely affected and thus market potential in these territories would suffer.

We, or our partners, may even choose to not proceed with marketing VASCEPA in a market, even after obtaining all necessary regulatory approval, due to negative commercial dynamics. Further, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. In addition, we could face competition from products similar or deemed equivalent to VASCEPA in various jurisdictions through regulatory pathways that are more lenient than in the United States or in jurisdictions in which we do not have exclusivity from regulations or intellectual property. If any of these market dynamics exist, the commercial potential in these territories for our product would suffer.

We have limited experience as a company in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

We may be unsuccessful in expanding our global footprint. We are launching VAZKEPA on our own in the most commercially significant markets in Europe. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage and may be impacted by decisions by and interactions with local regulators. We have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. As noted above, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached with German regulators and we have discontinued our Germany business operations. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•
the impact of the expiration of regulatory exclusivities and entry into the market of additional generic versions of VASCEPA;
•
our inability to attract and retain adequate numbers of effective sales and marketing personnel and senior management, particularly in light of our recent reductions in force and turnover on the management team;
•
our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with applicable regulatory and other legal requirements;
•
the inability of our sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe or patients to use VASCEPA;
•
overestimating the addressable market for VASCEPA;
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
•
unforeseen costs and expenses associated with operating a new independent sales and marketing organization; and
•
any continued or resumed impact from COVID-19 on healthcare providers, patients and personnel.

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

In many countries outside the United States, government-sponsored healthcare systems are the primary payors for drugs. With increasing budgetary constraints and differing views on or challenges in valuing medicines, governments and payors in many countries are applying a variety of measures to exert downward price pressure. These measures can include mandatory price controls, price referencing, therapeutic-reference pricing, increases in mandates, incentives for generic substitution and biosimilar usage and government-mandated price cuts. In this regard, many countries have health technology assessment organizations that use formal economic metrics such as cost effectiveness to determine prices, coverage and reimbursement of new therapies; and these organizations are expanding in established and emerging markets. Many countries also limit coverage to populations narrower than the regulatory agency approved product label or impose volume caps to limit utilization. We expect that countries will continue to take aggressive actions to seek to reduce expenditures on drugs. Similarly, fiscal constraints may also affect the extent to which countries are willing to approve new and innovative therapies and/or allow access to new technologies.

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

Government and commercial payor actions outside of the United States have affected and will continue to affect access to and sales of our products.

Outside of the United States, we expect countries will continue to take actions to reduce their drug expenditures. International reference pricing, or IRP, has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. Some countries also allow additional rebates or discounts to be negotiated. The outcome of such negotiations can be uncertain and could become publicly disclosed in the future. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Thus, there can be no certainty that we will negotiate satisfactory reimbursement or pricing rates in markets outside of the United States in a timely manner, or at all, or even if we are successful in obtaining satisfactory coverage and reimbursement, we may be unsuccessful in sustaining such coverage and reimbursement, or could face challenges as to the timeliness or certainty of payment by payors to physicians and other providers, which would have a material and adverse impact on our commercialization efforts outside of the United States. We as an organization have limited experience in navigating the pricing and reimbursement regimes outside of the United States. The foreign regimes are varied and complex, and this might hinder our effectiveness in establishing satisfactory pricing, coverage and reimbursement levels in a timely manner or at all.

Factors outside of our control may make it more difficult for VASCEPA to achieve market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve commercial success.

In January 2013, we launched VASCEPA based on the U.S. FDA approval of our MARINE indication, for use as an adjunct to diet to reduce triglyceride levels in adult patients with severe (TG ≥500 mg/dL) hypertriglyceridemia. Guidelines for the management of very high triglyceride levels suggest that the primary goal of reducing triglyceride levels in this patient population is reduction in the risk of acute pancreatitis. A secondary goal for this patient population is to reduce CV risk. The effect of VASCEPA on the risk for pancreatitis in patients with severe hypertriglyceridemia has not been determined and our U.S. FDA-approved labeling and promotional efforts state this fact.

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
•
the willingness of the target patient population to try our therapies and of physicians to prescribe these therapies;
•
the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing teams;
•
publicity concerning VASCEPA or competing products;
•
our ability to continually promote VASCEPA in the United States consistent with U.S. FDA-approved labeling and the related perception thereof;
•
sufficient third-party coverage or reimbursement for VASCEPA and its prescribed uses, on-label and off-label;
•
natural disasters, including pandemics such as the COVID-19 pandemic, international conflicts and political unrest, all of which could inhibit our ability to promote VASCEPA regionally and which could negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
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

Ongoing trials of moderate-to-high doses of VASCEPA and icosapent ethyl, or a similar eicosapentaenoic acid product, could render new or adverse information on the effects of VASCEPA and its commercial and regulatory prospects.

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

Our previous cost reduction and organizational restructuring plans, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our Company's U.S. business and establishing a more significant international footprint.

If we are not successful in our efforts to continue to market and sell VASCEPA in the United States, including following the implementation of our cost reduction and organizational restructuring plan, our anticipated revenues or our expenses could be materially adversely affected, and we may not maintain profitability in the United States or obtain profitability internationally. Further, we may need to cut back on research and development activities or we may need to implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

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

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by companies such as Hikma, Dr. Reddy's, Apotex and Teva, all of which have greater resources than us, and with the potential for further generic versions being launched, it may not be viable for us to continue to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

We also face considerable competition in the United States from branded products and generic versions of competing branded products and formulations, including Lovaza®, Tricor,® Trilipix®and Niaspan®, all of which have multiple generic competing versions. We compete with these drugs in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

Further, drugs in development that are expected to compete with VASCEPA if they are ultimately approved and commercialized, and the perceived safety and efficacy of such commercialized drugs or drug products, could have a negative impact on the perceived safety and efficacy of VASCEPA.

Based on prior communications from the U.S. FDA, including communications in connection with its review of the ANCHOR indication for VASCEPA, it is our understanding that the U.S. FDA is not prepared to approve any therapy for treatment of CV risk based on biomarker modification without cardiovascular outcomes study data, with the potential exception of therapies which lower LDL-cholesterol, depending on the circumstances. In particular, it is our understanding that the U.S. FDA is not prepared to approve any therapy based primarily on data demonstrating lowering of triglyceride levels. In our view, this position from the U.S. FDA did not change based on the REDUCE-IT study particularly in light of significant independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of VASCEPA are unique to VASCEPA and extend beyond triglyceride reduction. If the U.S. FDA were to change this position, it could potentially have a negative impact on us by making it easier for other products to achieve a CV risk reduction indication without the need in advance to conduct a long and expensive CV outcomes study.

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or over-the-counter drugs, by the U.S. FDA and other regulators. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. Although we have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

Consistent with the competitive landscape in the United States, our competitors outside of the United States include large, well-established and experienced pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies and we have no experience as a company self-commercializing a product outside of the United States.

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

As generic competitors seek to compete with VASCEPA in the United States and elsewhere we could face additional challenges to our patents and additional patent litigation.

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

In addition to the ANDA patent litigation described above, we could face patent litigation related to the patents filed in the Orange Book related to the REDUCE-IT study. A three-year period of exclusivity under the Hatch-Waxman Amendments is generally granted for a drug product that contains an active moiety that has been previously approved, such as when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application. Accordingly, we received three-year exclusivity in connection with the approval of our sNDA for REDUCE-IT study results. Such three-year exclusivity protection precluded the U.S. FDA from approving a marketing application for an ANDA, a product candidate that the U.S. FDA views as having the same conditions of approval as VASCEPA (for example, the same indication and/or other conditions of use), or a 505(b)(2) NDA submitted to the U.S. FDA with VASCEPA as the reference product until such protection expired on December 13, 2022, three years from the date of U.S. FDA approval of the REDUCE-IT sNDA.

We may also face challenges to the validity of our patents through a procedure known as inter partes review. Inter partes review is a trial proceeding conducted through the Patent Trial and Appeal Board of the USPTO. Such a proceeding could be introduced against us within the statutory one-year window triggered by service of a complaint for infringement related to an ANDA filing or at any time by an entity not served with a complaint. Such proceedings may review the patentability of one or more claims in a patent on specified substantive grounds such as allegations that a claim is obvious on the basis of certain prior art.

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

The generic market entries beginning in 2020 have limited our U.S. sales, and had an adverse impact on our business and results of operations. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption which leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain states impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug, thus limiting the extent of market growth and potentially contracting the overall size of the realized market penetration. While an authorized generic could be profitable, the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug, and as such we have not launched an authorized generic version of VASCEPA to date, but may elect to do so in the future.

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture. It often requires considerable advanced planning and long-term financial commitments to ensure sufficient capacity is available when needed. Certain generic competitors filed lawsuits against us claiming we have engaged in anticompetitive practices related to our building of adequate supply for our needs, and government agencies are investigating our business as it relates to the supply of the active pharmaceutical ingredient in VASCEPA. Consumer lawsuits with similar allegations have also been filed. This dynamic and resulting regulatory scrutiny could be costly for us and could negatively and materially interfere with our business plans.

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, and often requires considerable advanced planning and necessitates long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop active pharmaceutical ingredient, or API, with our third-party supplier, and to otherwise build our supply chain, improve our technical knowhow, establish manufacturing processes and obtain related regulatory approvals to help enable our suppliers to supply our clinical and commercial needs globally. Despite such efforts, the stability of the supply chain is largely out of our control and is subject to market and supply volatility and the actions of third parties. Any disruption to the supply chain, including the manufacturing processes and availability of API, would be disruptive to our business and would have a negative impact on our results of operations.

In April 2021, Dr. Reddy’s filed a complaint against us in the United States District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of API of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors, and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Consumer group lawsuits followed claiming similar violations and alleging that such alleged violations resulted in higher prices to consumers. In addition, in February 2023, Hikma filed a complaint against us in the United States District Court District of New Jersey (case no. 3:23-cv-01016) making allegations consistent with the Dr. Reddy's complaint. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

In addition, as noted above, we have also received a CID from the U.S. FTC and a subpoena from the New York Attorney General with respect to practices relating to our supply of the API in VASCEPA. The government inquiries require us to produce documents and answer related questions relevant to specified time periods. We are cooperating with the agencies. Such investigations can be lengthy, costly and could materially affect and disrupt our business. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. If a government determines that we have violated antitrust law, we could be subject to significant civil fines and penalties.

VASCEPA is a prescription-only omega-3 fatty acid product. Omega-3 fatty acids are also marketed by other companies as non-prescription dietary supplements. As a result, in the U.S., VASCEPA is subject to non-prescription competition and consumer substitution.

Our only product, VASCEPA, is a prescription-only form of EPA, an omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians and other providers will view the U.S. FDA approval, pharmaceutical grade purity and proven efficacy and safety of VASCEPA as having a superior therapeutic profile to unproven and loosely regulated omega-3 fatty acid dietary supplements. In addition, the U.S. FDA has not yet enforced to the full extent of its regulatory authority what we view as illegal claims made by certain omega-3 fatty acid product manufacturers to the extent we believe appropriate under applicable law and regulations, for example, claims that certain of such chemically-altered products are dietary supplements and that certain of such products reduce triglyceride levels or could reduce CV risk.

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

In addition, the net price of VASCEPA to patients even after insurance reimbursement and offered discounts could be significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through the lack of coverage by insurers or otherwise). Physicians and pharmacists may recommend these retail alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that directly or indirectly favor supplement use over VASCEPA. VASCEPA pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price our product or VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our litigation and settlement with the U.S. FDA, as discussed above, may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements. In addition, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in reimbursement procedures by government and other third-party payors may limit our ability to market and sell our approved drugs. These changes could have a material adverse effect on our business and financial condition.

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and the conditions for such coverage. Third-party payors also establish reimbursement rates for those products and services. Increasingly, third-party payors are challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments to patients, or do not provide coverage for specific drugs or drug classes.

In addition, certain U.S.-based healthcare providers are moving toward a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. We are unable to predict the reimbursement policies employed by third-party healthcare payors which may not be favorable to us.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;

•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

The REDUCE-IT cardiovascular outcomes trial was conducted in part through clinical sites in the EEA. As a result, we are subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the GDPR. The GDPR imposes several requirements relating to the legal basis for processing personal data which may include the consent of the individuals to whom the personal data relates, the information provided to the individuals and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to third countries, including the United States. A decision by the Court of Justice of the European Union, or CJEU, in 2020 invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR's cross-border data transfer restrictions, and raised questions about whether the EC's Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Furthermore, on June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. They require a case-by-case assessment of the law in the recipient country to ensure it provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and require businesses to adopt supplementary measures if such standard is not met. The new SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, or UK IDTA, which entered into force on March 21, 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. We will be required to transition to the new forms of transfer mechanisms and doing so will require significant effort and cost. The new transfer mechanisms may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. Failure to comply with the requirements of the GDPR or the UK GDPR, and the related national data protection laws of the EEA Member States or the UK may result in substantial fines. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be costly, onerous and adversely affect our business, financial condition, prospects and results of operations.

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

For example, the June 2020 CIDs from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program violated the U.S. Anti-Kickback Statute and from the FCA relating to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America, as well as the March 2021 CID from the FTC in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods. The subpoena from the New York State attorney general covers the same subject matter on which the FTC CID is focused. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties.

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

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time consuming, particularly when such efforts need to adapt to changing market and business dynamics. We implemented cost and organizational restructuring plans, which included a reduction to our U.S. commercial team to approximately 75 sales representatives by the end of 2022. Our sales team promotes VASCEPA to a targeted group of physicians and other healthcare professionals in select geographies in the United States who recognize the potential benefit to patients, and this team is not large enough to call upon a sufficient number of physicians.

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

*The continued scale, scope and duration of business interruptions caused by the COVID-19 pandemic and related recovery efforts remain uncertain.

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
•
governmental, business and individuals’ actions taken in response to the pandemic;
•
the impact of the pandemic on economic and political activity and our supply chain;
•
the effect on patients, healthcare providers and business partners, including patients’ ability to access supplies of VASCEPA and the willingness of patients to visit doctors for non-urgent medical examination or to visit labs for blood tests to assess biomarkers such as lipid levels;
•
the impact that changes in patients’ and healthcare providers’ behavior and practices regarding face to face visits may have on our commercialization efforts, including whether virtual interactions will be as impactful as traditional, in-person interactions;
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

Any manufacturing problem, natural or manmade disaster affecting manufacturing facilities, government action, or the loss of a contract manufacturer could potentially be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of products, increase our cost of goods sold and/or result in lost sales. If our suppliers were unable to supply us with adequate volumes of API (drug substance) or encapsulated bulk product (drug product), it would have a material adverse effect on our ability to continue to commercialize VASCEPA.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Australia and New Zealand, Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance of commercial launch, including in China and various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, and the ability to qualify any new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. For example, the EMA has not yet approved use of each of our suppliers used for VASCEPA in the United States for supply of VAZKEPA in the EU.

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

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa, Canada and most recently Australia and New Zealand. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

For example, Edding is responsible for development and commercialization activities in the China Territory and associated expenses under our development, commercialization and supply agreement with them. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding has successfully undertaken clinical trials and approval initiatives under our arrangement with them, including the announcement of statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA and has obtained approval for VASCEPA in Hong Kong under the REDUCE-IT indication with anticipated approval in Mainland China expected by midyear 2023. However, Edding may be required to undertake clinical development efforts in these markets, or Edding may face challenges or be unsuccessful in pursuing commercial launch. Further, any development and regulatory efforts in the China Territory may be negatively impacted if the coronavirus pandemic worsens, continues or spreads, and if resources by regulators and industry professionals continue to be diverted to address the prolonged coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including in connection with COVID-19 and other issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively develop and commercialize VASCEPA in the China Territory, we may not be able to generate revenue from the DCS Agreement resulting from the sale of VASCEPA in the China Territory.

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries, with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada and with CSL Seqirus, or CSL, to commercialize and distribute VASCEPA in Australia and New Zealand. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates and Lebanon, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to secure approval and successfully commercialize the product in those markets, which markets can be complex and challenging. Further, development and commercialization across the Middle East and North Africa is subject to similar risks as in the China Territory, and has been negatively impacted by COVID-19 and the destabilized local economies in the region.

If Edding, Biologix, HLS or CSL, or other third parties who we rely on for development and commercialization of VASCEPA, do not successfully carry out their contractual obligations or meet expected deadlines, our recourse and remedies against these parties is limited.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. For example, the June 2020 CIDs from the DOJ informing us that the DOJ is investigating whether aspects of our promotional speaker programs and copayment waiver program violated the U.S. Anti-Kickback Statute, and from the FCA relating to the sale and marketing of VASCEPA by us and our previous co-marketing partner, Kowa America, as well as the March 2021 CID from the FTC in connection with the FTC’s investigation of whether we have engaged in, or are engaging in, anticompetitive practices or unfair methods of competition relating to VASCEPA require us to produce documents and answer written questions, or interrogatories, relevant to specified time periods; as does the subpoena from the New York State attorney general regarding the same subject matter on which the FTC CID is focused. As noted, we are cooperating with the government, but we cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

We plan to vigorously defend our rights under issued patents, however such defense activities can be costly to pursue and may not have the desired results. On November 30, 2020 we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a health care insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement and the Company is appealing (Fed. Cir. No. 23-1169 filed November 21, 2022) the decision of the district court but cannot predict the outcome or the impact on its business. We entered into a settlement agreement with Health Net, LLC on December 26, 2022. The Company will continue to consider its legal options against parties similarly situated to Health Net and Hikma and acting in concert with either by making or selling any drug product or component thereof covered by the subject patents, or inducing others to do the same. The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

Patent litigation is a time-consuming and costly process. There can be no assurance that we will be successful in enforcing any patent or that it will not be successfully challenged and invalidated. Even if we are successful in enforcing this patent, the process could take years to reach conclusion. Other drug companies may challenge the validity, enforceability, or both of our patents and seek to design its products around our issued patent claims and gain marketing approval for generic versions of VASCEPA or branded competitive products based on new clinical studies. The pharmaceutical industry is highly competitive and many of our competitors have greater experience and resources than we have. Any such competition could undermine sales, marketing and collaboration efforts for VASCEPA, and thus reduce, perhaps materially, the revenue potential for VASCEPA.

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

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of VASCEPA/VAZKEPA. For certain of these patent families, we have filed multiple patent applications. Collectively the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from our clinical trials.

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

*The loss of key personnel could have an adverse effect on our business, particularly in light of recent senior management changes.

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure and sales force and the changes to our Board and the recently announced departure of our Chief Executive Officer, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts, particularly on a global scale, we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we expand commercialization efforts in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, employees are increasingly being recruited by other companies. While our business remains focused on continued promotion of VASCEPA in the United States, and expansion in Europe, the current and potential threat of generic competition and our recent reductions in force can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

Our and our subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or the IRS, and state tax authorities. For example, the IRS began an examination of our 2018 U.S. income tax return in the first quarter of 2020. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of any ongoing or future audits will have a material adverse effect on our consolidated financial position or results of operations.

We could be adversely affected by our exposure to customer concentration risk.

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 29%, 38%, and 27%, respectively, of gross product sales for the three months ended March 31, 2023, and represented 36%, 40%, and 20%, respectively, of the gross accounts receivable balance as of March 31, 2023. Customers A, B, and C accounted for 21%, 39%, and 31%, respectively, of gross product sales for the three months ended March 31, 2022, and represented 29%, 37%, and 28%, respectively, of the gross accounts receivable balance as of March 31, 2022. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal year ended December 31, 2022 and 2020, we reported net losses of approximately $105.8 million and $18.0 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2022 of $1.5 billion. For the three months ended March 31, 2023 and 2022, we reported losses of approximately $16.5 million and $31.6 million, respectively, and we had an accumulated deficit as of March 31, 2023 of $1.5 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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
•
the timing and ability of efforts outside the United States~~,~~ to develop, register and commercialize VASCEPA in Europe, the China Territory, several Middle Eastern and North African countries, and Canada, for example, including obtaining necessary regulatory approvals, favorable pricing and establishing marketing channels;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $191.4 million and short-term investment balance of $113.0 million as of March 31, 2023 will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe on our operations and those of our customers and any current or potential generic competition.

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

Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In particular, there have been a number of significant changes to the U.S. federal income tax rules in recent years and additional tax reform proposed by the Biden administration may be enacted. The effect of any such tax reform is uncertain. As we continue to expand internationally, we will be subject to varied and complex tax regimes, and the tax laws of one jurisdiction may impact our expansion to or operations in other jurisdictions. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our partners’ and our compliance, operating and other costs, as well as the costs of our products. As we expand the scale of our business activities, any changes in the taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

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

As of April 30, 2023, we had 407,687,476 common shares outstanding including 387,307,491 shares held as ADSs and 20,379,985 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Further, the long-term effects of the UK's departure from the EU, or Brexit, remain uncertain and may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs and common shares. In particular, ongoing uncertainty related to Brexit and the long-term relationship between the UK and the EU could lead to a period of disruption in the UK financial and banking markets, as well as on the regulatory process in Europe, which could cause the broader global financial markets to experience significant volatility. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility due to the ongoing uncertainty. Lack of clarity about future UK laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate could decrease foreign direct investment in the UK, increase costs, disrupt our business, depress economic activity and restrict our access to capital, any of which could negatively impact the price of our ADSs and common shares.

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2022 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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

The UK left the EU on January 31, 2020, but remained in the EU’s customs union and single market for a transitional period that expired on December 31, 2020. Although the UK entered into a trade and cooperation agreement with the EU, which was provisionally applicable since January 1, 2021 and formally applicable since May 1, 2021, the UK-EU TCA, that provides for, among other things, the free movement of goods between the United Kingdom and the EU, continued legal uncertainty and potentially divergent national laws and regulations in areas not specifically addressed in the UK-EU TCA may continue to affect trade and other interactions between the UK and the EU. In addition, UK service suppliers no longer benefit from automatic access to the entire EU single market and free movement of goods is subject to increased bureaucracy. The loss of these benefits could impact the attractiveness of the UK as a global business and financial center, which may have an adverse effect on the rate of economic growth in the UK and the EU.

On a greater macroeconomic level, ongoing uncertainty related to Brexit and the UK’s legal, political and economic relationship with the EU may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements whether economic, tax, fiscal, legal, regulatory or otherwise.

These developments may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

The long-term effects of Brexit are currently unknown and will depend on the evolution of any agreements (or lack thereof) that the UK makes to retain access to the EU markets.

Such a withdrawal from the EU is unprecedented, and it remains unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our long-term operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and EEA and these operations and clinical activities could be disrupted by the ongoing effects of Brexit.

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

While we may seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. There can be no assurance that we will be able to access equity or credit markets in order to finance our current operations or expand development programs for VASCEPA, or that there will not be deterioration in financial markets and confidence in economies, particularly in light of the continued volatility attributed to COVID-19 and other global instability. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding when needed , we may be required to curtail or terminate some or all of our research or development programs or our commercialization strategies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2023 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - 31, 2023	485,433	$1.81
February 1 - 28, 2023	218,374	1.82
March 1 - 31, 2023	123,716	1.87
Total	827,523	$1.82

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Consent of Landlord to Sublease dated as of January 20, 2023, among Amarin Pharma, Inc. ST Shared Services LLC and Liberty Denver Wood LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.44	March 1, 2023

10.2	Guaranty dated January 20, 2023, issued by MEH, Inc.	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.45	March 1, 2023

10.3	Sublease Agreement dated January 20, 2023, by and between Amarin Pharma, Inc. and ST Shared Services LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.46	March 1, 2023

31.1	Certification of Interim President and Chief Executive Officer (Interim Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of Interim President and Chief Executive Officer (Interim Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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
(Interim Principal Executive Officer)
(On behalf of the Registrant)

Date: May 3, 2023

AMARIN CORPORATION PLC

By:	/s/ Tom Reilly
Tom Reilly

Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: May 3, 2023