Form 10-Q
period 2023-06-30
AMARIN CORP PLC\UK
filed 2023-08-02
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

407,909,197 common shares were outstanding as of July 31, 2023, including 387,502,130 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 20,407,067 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$232,995	$217,666
Restricted cash	524	523
Short-term investments	79,919	91,695
Accounts receivable, net	122,730	130,990
Inventory	227,021	228,732
Prepaid and other current assets	43,306	19,492
Total current assets	706,495	689,098
Property, plant and equipment, net	179	874
Long-term investments	67	1,275
Long-term inventory	122,318	163,620
Operating lease right-of-use asset	8,978	9,074
Other long-term assets	1,604	458
Intangible asset, net	20,377	21,780
TOTAL ASSETS	$860,018	$886,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$54,309	$64,602
Accrued expenses and other current liabilities	214,598	192,678
Current deferred revenue	2,025	2,199
Total current liabilities	270,932	259,479
Long-Term Liabilities:
Long-term deferred revenue	3,331	13,147
Long-term operating lease liability	9,472	10,015
Other long-term liabilities	7,155	8,205
Total liabilities	290,890	290,846
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 417,092,401 shares issued, 408,133,807 shares outstanding as of June 30, 2023; 412,333,087 shares issued, 404,346,256 shares outstanding as of December 31, 2022	301,906	299,002
Additional paid-in capital	1,891,957	1,885,352
Treasury stock; 8,958,594 shares as of June 30, 2023; 7,986,831 shares as of December 31, 2022	(63,464)	(61,770)
Accumulated deficit	(1,561,271)	(1,527,251)
Total stockholders’ equity	569,128	595,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$860,018	$886,179

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Product revenue, net	$65,187	$93,796	$149,841	$187,782
Licensing and royalty revenue	14,980	644	16,301	1,288
Total revenue, net	80,167	94,440	166,142	189,070
Less: Cost of goods sold	23,199	35,810	48,993	58,049
Less: Cost of goods sold - restructuring inventory	14,300	15,000	26,554	15,000
Gross margin	42,668	43,630	90,595	116,021
Operating expenses:
Selling, general and administrative	50,953	86,893	110,540	177,540
Research and development	5,642	9,356	11,323	19,407
Restructuring	10,032	10,213	10,032	10,213
Total operating expenses	66,627	106,462	131,895	207,160
Operating loss	(23,959)	(62,832)	(41,300)	(91,139)
Interest income, net	3,001	288	5,222	491
Other income (expense), net	3,043	(2,255)	3,667	(2,501)
Loss from operations before taxes	(17,915)	(64,799)	(32,411)	(93,149)
Income tax benefit (provision)	355	(5,157)	(1,609)	(8,370)
Net loss	$(17,560)	$(69,956)	$(34,020)	$(101,519)
Loss per share:
Basic	$(0.04)	$(0.18)	$(0.08)	$(0.26)
Diluted	$(0.04)	$(0.18)	$(0.08)	$(0.26)
Weighted average shares:
Basic	407,848	398,187	407,017	397,997
Diluted	407,848	398,187	407,017	397,997

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Exercise of stock options	1,232,263	—	744	1,127	—	—	1,871
Vesting of restricted stock units	2,514,948	(827,523)	1,539	(1,539)	(1,507)	—	(1,507)
Stock-based compensation	—	—	—	5,556	—	—	5,556
Loss for the period	—	—	—	—	—	(16,460)	(16,460)
March 31, 2023	416,080,298	(8,814,354)	$301,285	$1,890,496	$(63,277)	$(1,543,711)	$584,793
Issuance of common stock under employee stock purchase plan	205,861	—	127	113	—	—	240
Exercise of stock options	6,000	—	4	3	—	—	7
Vesting of restricted stock units	800,242	(144,240)	490	(490)	(187)	—	(187)
Stock-based compensation	—	—	—	1,835	—	—	1,835
Loss for the period	—	—	—	—	—	(17,560)	(17,560)
June 30, 2023	417,092,401	(8,958,594)	$301,906	$1,891,957	$(63,464)	$(1,561,271)	$569,128

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2021	404,084,775	(7,486,767)	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Exercise of stock options	10,602	—	6	24	—	—	30
Vesting of restricted stock units	493,381	(161,083)	331	(331)	(535)	—	(535)
Stock-based compensation	—	—	—	6,078	—	—	6,078
Loss for the period	—	—	—	—	—	(31,563)	(31,563)
March 31, 2022	404,588,758	(7,647,850)	$294,364	$1,861,017	$(61,261)	$(1,453,011)	$641,109
Issuance of common stock under employee stock purchase plan	265,214	—	166	217	—	—	383
Exercise of stock options	14,645	—	9	10	—	—	19
Vesting of restricted stock units	187,835	(61,551)	120	(120)	(158)	—	(158)
Stock-based compensation	—	—	—	8,646	—	—	8,646
Loss for the period	—	—	—	—	—	(69,956)	(69,956)
June 30, 2022	405,056,452	(7,709,401)	$294,659	$1,869,770	$(61,419)	$(1,522,967)	$580,043

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,020)	$(101,519)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	94	288
(Accretion) amortization of investments	(1,853)	575
Stock-based compensation	7,391	14,724
Amortization of intangible asset	1,403	1,273
Changes in assets and liabilities:
Accounts receivable, net	8,260	19,711
Inventory	43,013	(80,094)
Prepaid and other current assets	(23,814)	(9,907)
Other long-term assets	(522)	—
Interest receivable	104	229
Deferred revenue	(9,990)	(701)
Accounts payable and other current liabilities	11,627	(8,657)
Other long-term liabilities	(1,497)	647
Net cash provided by (used in) operating activities	196	(163,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(23)	—
Maturities of securities	96,993	186,411
Purchases of securities	(82,260)	(14,172)
Net cash provided by investing activities	14,710	172,239
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of transaction costs	240	383
Proceeds from exercise of stock options, net of transaction costs	1,878	49
Taxes paid related to stock-based awards	(1,694)	(693)
Net cash provided by (used in) financing activities	424	(261)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	15,330	8,547
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	218,189	223,372
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$233,519	$231,919
Supplemental disclosure of cash flow information:
Cash (paid) received during the year for:
Income taxes	$(671)	$(2,112)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$580	$1,052
Initial recognition of furniture, fixtures and equipment lease	$624	$—

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or the U.S. The Company has launched commercial operations in certain European countries, such as the United Kingdom, or the UK, and continues pre-launch commercial activities throughout the rest of Europe. The Company’s operations outside of the U.S. and Europe are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including China and Canada.

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

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020 (1)
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021 (2)
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (3)
Apotex, Inc.	June 2021	January 2022
Zydus Lifesciences	April 2023	N/A

(1) Hikma launched a 1-gram capsule in November 2020 and a 0.5-gram capsule in March 2023.

(2) Dr. Reddy’s launched a 1-gram capsule in June 2021 and a 0.5-gram capsule in June 2023.

(3) Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

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

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On February 9, 2021, the Company announced that regulatory review processes for approval of VASCEPA in Mainland China and Hong Kong had commenced. The Chinese National Medical Products Administration, or NMPA, accepted for review the new drug application for VASCEPA based on the results from the Phase 3 clinical trial and the results from the Company’s prior studies of VASCEPA. On June 1, 2023, the Company announced that NMPA granted approval for VASCEPA under the MARINE indication. On February 23, 2022, the Hong Kong Department of Health concluded their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States and Europe. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including the United States and Europe, as well as in countries where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At June 30, 2023, the Company had total assets of $860.0 million, of which $313.0 million consisted of cash and short-term and long-term investments. More specifically, the Company had current assets of $706.5 million, including cash and cash equivalents of $233.0 million, short-term investments of $79.9 million, accounts receivable, net, of $122.7 million and current inventory of $227.0 million. In addition, as of June 30, 2023, the Company had long-term investments of $0.1 million and long-term inventory of $122.3 million. As of June 30, 2023, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2023 and December 31, 2022:

In thousands	June 30, 2023	December 31, 2022
Gross trade accounts receivable	$155,098	$187,418
Trade allowances	(21,528)	(44,626)
Chargebacks	(10,840)	(11,802)
Accounts receivable, net	$122,730	$130,990

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or IRS, and state tax authorities. The Company is currently under audit by the IRS for its 2018 and 2019 U.S. income tax returns. The audit by the New Jersey Department of Treasury for the years 2012 to 2015 was closed in April 2023. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its condensed consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Net loss—basic and diluted	$(17,560)	$(69,956)	$(34,020)	$(101,519)
Weighted average shares outstanding—basic and diluted	407,848	398,187	407,017	397,997
Net loss per share—basic and diluted (1)	$(0.04)	$(0.18)	$(0.08)	$(0.26)

(1) Excluding the licensing revenue change in estimate, as discussed in Note 8 - Development, Commercialization and Supply Agreements, net loss per share basic and diluted for the three and six months ended June 30, 2023 would have been $(0.06) and $(0.10), respectively.

For the three and six months ended June 30, 2023 and 2022, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Stock options	16,000	19,995	16,000	19,995
Restricted stock and restricted stock units	14,903	15,024	14,903	15,024
Laxdale milestone shares	—	6,667	—	6,667

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term and long-term investments in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 30%, 36%, and 28%, respectively, of gross product sales for the six months ended June 30, 2023, and represented 39%, 34%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2023. Customers A, B, and C accounted for 25%, 38%, and 31%, respectively, of gross product sales for the six months ended June 30, 2022 and represented 41%, 33%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2022. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$136,995	$136,995	$—	$—
Commercial Paper	65,660	—	65,660	—
Agency Securities	12,258	2,424	9,834	—
Certificate of Deposit	4,099	—	4,099	—
Corporate Bonds	3,610	—	3,610	—
Repo Securities	3,250	—	3,250	—
U.S. Treasury Securities	3,185	3,185	—	—
Asset-Backed Securities	96	—	96	—
Total	$229,153	$142,604	$86,549	$-

	December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$81,870	$81,870	$—	$—
Commercial Paper	62,347	—	62,347	—
Corporate Bonds	28,416	—	28,416	—
Certificate of Deposit	9,100	—	9,100	—
Repo Securities	3,250	—	3,250	—
U.S. Treasury Securities	3,117	3,117	—	—
Agency Securities	1,554	1,554	—	—
Non-US Government Securities	1,393	—	1,393	—
Asset-Backed Securities	1,260	—	1,260	—
Total	$192,307	$86,541	$105,766	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the six months ended June 30, 2023 and 2022 were losses of less than $0.1 million and $0.9 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

During the three months ended June 30, 2023, the Company approved and subsequently announced on July 18, 2023, an Organizational Restructuring Plan, or ORP, to right-size and strengthen the Company. As part of the plan, the Company completed a reduction of its entire U.S. sales field force, as well as a reduction of approximately 30% of the non-sales positions. The Company maintained its managed care and trade organization to support U.S. commercial efforts. During the three and six months ended June 30, 2023, the Company recognized approximately $10.2 million within restructuring expense on the condensed consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures.

The Company continued to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $14.3 million and $15.0 million during the three months ended June 30, 2023 and 2022, respectively and $26.6 million and $15.0 million during the six months ended June 30, 2023 and 2022, respectively, within cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company.

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan, or CRP, which included an organizational restructuring plan to address the shifts within the Company’s U.S. business. As part of the plan, the Company completed a reduction of its U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. During the three and six months ended June 30, 2022, the Company recognized approximately $10.2 million within restructuring expense on the condensed consolidated statement of operations related to the reduction in force, substantially all of which was cash expenditures.

On August 19, 2022, the Company announced that after the conclusion of the fourth and final round of negotiations in Germany with the National Association of Statutory Health Insurance Funds, or GKV-SV, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result, the Company discontinued its German business operations effective September 1, 2022. During the year ended December 31, 2022, the Company recognized approximately $4.4 million within restructuring expense on the condensed consolidated statement of operations, substantially all of which was cash expenditures.

The following table sets forth the components of the Company's restructuring charges for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Employee restructuring separation charges	$10,154	$9,123	$10,154	$9,123
Vendor contract charges	(122)	1,090	(122)	1,090
Total restructuring expense	10,032	10,213	10,032	10,213
Restructuring inventory	14,300	15,000	26,554	15,000
Stock forfeitures	—	454	—	454
Total restructuring costs incurred	$24,332	$25,667	$36,586	$25,667

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2022	$192
Costs incurred	36,586
Payments	(10,324)
Balance at June 30, 2023	$26,454

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

(3) Intangible Asset

Intangible asset consists of website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of June 30, 2023, the intangible asset has an estimated weighted-average remaining life of 7.6 years. The carrying value as of June 30, 2023 and December 31, 2022 is as follows:

In thousands	June 30, 2023	December 31, 2022
Technology rights	$32,859	$32,859
Accumulated amortization	(12,482)	(11,079)
Intangible asset, net	$20,377	$21,780

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by regulatory authorities. Inventories as of June 30, 2023 and December 31, 2022 consist of the following:

In thousands	June 30, 2023	December 31, 2022
Raw materials	$128,252	$126,391
Work in process	394	52,297
Finished goods	220,693	213,664
Total inventory (1)	$349,339	$392,352

(1) Total inventory consists of both current inventory and long-term inventory. During the three and six months ended June 30, 2023, approximately $1.1 million and $3.4 million, respectively, of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory. During each of the three and six months ended June 30, 2022, approximately $9.6 million of finished goods were expensed through cost of goods sold related to unsellable inventory not related to product dating.

As of June 30, 2023 and December 31, 2022, the Company had $122.3 million and $163.6 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle.

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

Litigation Updates

Amarin intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits described below, those lawsuits described in the Company's Form 10-K or any subsequently filed lawsuits. Except as described below, there have been no material updates to our litigation as reported in the Company’s Form 10-K.

In April 2021, Dr. Reddy’s filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil action No.21-cv-10309, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. The complaint also includes a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. In addition, in February 2023, Hikma filed a complaint against the Company in the United States District Court District of New Jersey (case no. 3:23-cv-01016) with allegations consistent with Dr. Reddy's complaint. Amarin believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the Company's ANDA litigation described above and the risk that certain of the Company's patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and

Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. On January 13, 2023, Lead Plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA Litigation as well as about the REDUCE-IT indication and VASCEPA’s financial prospects resulting from REDUCE-IT. All Defendants have moved to dismiss the amended complaint. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

On March 29, 2023, purported investors in the Company’s publicly traded securities filed a derivative lawsuit, naming as defendants the Company’s former general counsel, the Company’s trial counsel for the ANDA litigation, and the Company as nominal defendant, in the Superior Court of New Jersey, Law Division, Monmouth County, captioned Anne Abramson, John Lissandrello, Georgette Appiano, and Andrew Bondarowicz v. Amarin Corporation plc, Covington & Burling, LLP, Joseph T. Kennedy, and John Does A-Z, No. MON-L-000984-23 (N.J. Super. Ct. Law Div. Mar. 29, 2023). The complaint alleged that the defendants failed to exercise appropriate diligence and due care in their conduct of the ANDA litigation. Based on those allegations, the complaint alleged that the defendants committed legal malpractice and sought monetary damages and attorneys’ fees and costs. On April 8, 2023, the plaintiffs voluntarily dismissed this case without prejudice.

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the United States District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of June 30, 2023, the Company has a total of approximately $60.2 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $58.3 million contingent on either certain suppliers obtaining regulatory approval in Europe or pricing reimbursement in certain European countries not occurring by June 30, 2024.

Also, under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholders) of £5 million (approximately $6.3 million as of June 30, 2023) for any such market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of June 30, 2023.

(6) Equity

Common Stock

During the six months ended June 30, 2023 and 2022, in addition to ordinary shares issued as described in Incentive Equity Awards below, the Company issued 205,861 and 265,214 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of June 30, 2023:

June 30, 2023
Outstanding stock options	16,000,158
% of outstanding shares on a fully-diluted basis	4%
Outstanding RSUs	14,902,947
% of outstanding shares on a fully-diluted basis	3%

The following table represents equity awards activity during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Common shares issued for stock option exercises	1,238,263	25,247
Gross and net proceeds from stock option exercises	$1,878,000	$49,000
Common shares issued in settlement of vested RSUs	3,037,583	681,216
Shares retained for settlement of employee tax obligations ─ RSUs	851,549	222,634
Common shares issued in settlement of vested Performance-based RSUs (1)	277,607	—
Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	120,214	—
(1)
Performance-based RSUs vested in connection with the achievement of certain sales performance conditions on February 21, 2023. These performance-based RSUs will vest over a three-year period based on continuous service from the grant date.

In July 2023, in connection with the implementation of a retention program, the Company granted a total of 3,978,300 stock options to employees under the 2020 Plan. The options vest 50% on both January 1, 2024 and January 1, 2025, respectively.

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

In June 2022, the Company granted a total of 661,459 RSUs and 817,873 stock options to members of the Company’s Board of Directors under the 2020 Plan and in accordance with the Company's non-employee director compensation policy. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year, and are subject to deferred settlement upon the director’s separation of service with the Company. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

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

In January 2022 and May 2022, the Company granted a total of 81,082 and 360,000 RSUs, respectively, and 103,569 and 447,438 stock options, respectively, to newly appointed members of the Company’s Board of Directors under the 2020 Plan and in accordance with the Company's non-employee director compensation policy. The RSUs vest in equal installments over a three-year period upon the anniversary of the grant date, and are subject to deferred settlement upon the director’s separation of service with the Company. The stock options vested in full upon the one-year anniversary of the grant date. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

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

Revenues from product sales are recognized when the distributor obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the distributor. Payments from distributors are generally received 45 days from the date of sale. The

Company evaluates the creditworthiness of each of its distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. The Company calculates gross product revenues generally based on the wholesale acquisition cost or list price that the Company charges its distributors for VASCEPA.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2023 and 2022:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2022	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	44,069	337,129	1,059	9,337	391,594
Provision related to prior period sales	—	(7,168)	(250)	107	(7,311)
Credits/payments made for current period sales	(24,778)	(256,492)	—	(8,520)	(289,790)
Credits/payments made for prior period sales	(42,389)	(70,842)	(1,219)	(1,008)	(115,458)
Balance as of June 30, 2023	$21,528	$138,720	$8,336	$1,972	$170,556

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2021	$86,636	$184,756	$8,089	$2,745	$282,226
Provision related to current period sales	48,472	333,126	1,178	15,470	398,246
Provision related to prior period sales	—	107	—	—	107
Credits/payments made for current period sales	(20,724)	(237,768)	—	(13,201)	(271,693)
Credits/payments made for prior period sales	(83,398)	(128,152)	(614)	(2,630)	(214,794)
Balance as of June 30, 2022	$30,986	$152,069	$8,653	$2,384	$194,091

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During the three months ended June 30, 2023, the Company adjusted the measure of performance and recognized an additional $5.0 million and $5.3 million of license revenue relating to Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, and HLS Therapeutics Inc., or HLS, respectively. Refer to Note 8—Development, Commercialization and Supply Agreements for further details.

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

(8) Development, Commercialization and Supply Agreements

In-licenses

Mochida Pharmaceutical Co., Ltd.

In June 2018, the Company entered into a collaboration with Mochida Pharmaceutical Co., Ltd., or Mochida, related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in VASCEPA, the omega-3 acid, EPA, or eicosapentaenoic acid. Among other terms in the agreement, the Company obtained an exclusive license to certain Mochida intellectual property to advance the Company’s interests in the U.S. and certain other territories and the parties will collaborate to research and develop new products and indications based on EPA for the Company’s commercialization in the U.S. and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development.

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

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding related to the development and commercialization of VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or collectively, the China Territory. Under the terms of the DCS Agreement, the Company granted to Edding an exclusive (including as to the Company) license with right to sublicense to develop and commercialize VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and REDUCE-IT clinical trials of VASCEPA.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which is being used to seek regulatory approval in Mainland China. The Company received approval of VASCEPA under the REDUCE-IT indication in Hong Kong in February 2022 and under the MARINE indication in Mainland China in the second quarter of 2023. Following approval of VASCEPA in Mainland China under the MARINE indication, the Company received a non-refundable $5.0 million milestone payment.

In addition to the non-refundable, up-front and regulatory milestone payments described above, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $148.0 million as well as tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $2.0 million to $15.0 million for a total of $33.0 million. As of June 30, 2023 the Company has received $6.0 million relating to milestone payments. Achievement of regulatory approval for a third indication is not probable. The achievement of the sales-based milestone events occur when annual aggregate net sales of VASCEPA in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

The transaction price includes the $15.0 million up-front consideration received, the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication, and the $5.0 million milestone payment received related to the approval of VASCEPA under the MARINE indication. None of the other clinical or regulatory milestones has been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the second quarter of 2023, Edding received regulatory approval in China under the MARINE indication and pursuit of additional indications outside of the REDUCE-IT indication is not probable. As a result, the Company re-evaluated the performance period and determined that completion of the remaining performance obligations was estimated to be by the end of December 2025. The effect of this change in estimate from the previously received up-front payment and prior year milestone payments was an increase of $5.0 million in licensing revenue and a related reduction in net loss by $5.0 million in the three months ended June 30, 2023. In addition, the Company recognized $3.9 million related to the milestone payment received in the second quarter for the MARINE indication approval and the remaining $1.1 million will be recognized over the remaining performance period through December 2025. The change in estimate resulted in the remaining performance period decreasing from 11 years to 3 years for recognizing the remaining deferred revenue.

During the six months ended June 30, 2023 and 2022, the Company recognized $9.4 million and $0.3 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through June 30, 2023 and December 31, 2022, the Company recognized $17.1 million and $7.7 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $4.9 million and $9.3 million is recorded in deferred revenue as of June 30, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets.

The Company did not recognize net product revenue for the three and six months ended June 30, 2023 and 2022, related to sales to Edding.

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

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	April 2022	—
Kuwait	December 2021	March 2023	—
Saudi Arabia	March 2022	June 2023	—

The Company did not recognize net product revenue for the three months ended June 30, 2023 and 2022 and recognized net product revenue of $0.3 million and nil for the six months ended June 30, 2023 and 2022, respectively, related to sales to Biologix.

HLS Therapeutics, Inc.

In September 2017, the Company entered into an agreement with HLS, a company incorporated under the laws of Canada, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. The Company is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities.

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million up-front payment, and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company received a non-refundable $2.5 million milestone payment. Following approval from Health Canada in December 2019, the Company received a non-refundable milestone payment of $2.5 million in February 2020. In addition, in January 2020, HLS obtained regulatory exclusivity from the Office of Patented Medicines and Liaison, or OPML, and as a result the Company received a non-refundable $3.8 million milestone payment. In addition to the non-refundable, up-front and regulatory milestone payments just described, the Company is entitled to receive certain sales-based milestone payments of up to an additional $50.0 million, as well as tiered double-digit royalties on net sales of VASCEPA in Canada.

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

During the second quarter of 2023, the Company concluded support for regulatory activities and pursuit of additional indications was deemed to be not probable. As a result, the Company re-evaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2023, resulting in a decrease of the previous performance period of 8 years. The effect of this change in estimate was the remaining transaction price of $5.3 million being recognized in licensing revenue and a related reduction in net loss by $5.3 million in the three months ended June 30, 2023 from the previously received up-front payment and prior year milestone payments.

During the six months ended June 30, 2023 and 2022, the Company recognized $5.6 million and $0.3 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through June 30, 2023 and December 31, 2022, the Company has recognized $13.8 million and $8.2 million, respectively, as licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. As of December 31, 2022, the remaining transaction price of $5.6 million is recorded in deferred revenue on the condensed consolidated balance sheets. The Company fully recognized the transaction price as of June 30, 2023.

The Company recognized net product revenue of nil and $2.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively, related to sales to HLS.

CSL Seqirus

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company received an up-front payment of $0.5 million which was fully recognized during the first quarter of 2023. In addition to the up-front payment, the Company will be eligible to receive event-related milestone payments of approximately $8.0 million and additional product-related milestone payments of approximately $4.0 million. The Company will be responsible for supplying finished product to CSL Seqirus at a price that is the greater of (i) a fixed transfer price, or (ii) a fixed percentage of the net selling price, as defined in the CSL agreement.

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

The transaction price includes the $0.5 million up-front consideration. Any consideration related to event-based or product-based milestones will be recognized when the related milestone events occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the six months ended June 30, 2023, the Company recognized $0.5 million as licensing revenue related to the up-front payment received in connection with the CSL agreement (none in 2022).

Lotus Pharmaceuticals

In July 2023, the Company entered into a distribution agreement with Lotus Pharmaceuticals, or Lotus, to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. The Company will receive an up-front payment of $0.3 million and be eligible to receive event-related and product-related milestone payments. The Company will be responsible for supplying finished product to Lotus at a pre-defined supply price.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the six months ended June 30, 2023 and 2022:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (1)	$15,346	$5,000	$(14,990)	$5,356

Six months ended June 30, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$—	$(701)	$16,008

(1) The approximately $15.0 million dollar reduction consists of recognition of $5.0 million and $5.3 million relating to the change in estimate for Edding and HLS, respectively, as well as recognizing based on the revised timeline $3.9 million for the MARINE indication approval in China achieved during the three months ended June 30, 2023.

During the six months ended June 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six months ended June 30,
Revenue recognized in the period from:	2023	2022
Amounts included in contract liability at the beginning of the period	$11,097	$701
Performance obligations satisfied in previous periods	$1,722	$—

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

On November 17, 2021, the Company entered into a lease agreement for new office space in Zug Switzerland, or the Zug Lease. The Zug Lease commenced on February 1, 2022, or the Zug Commencement Date, for a five-year period, with one five-year renewal option. Under the Zug Lease, the Company will pay annual rent of approximately $0.2 million for the first year following the Zug Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Zug Commencement Date.

On September 13, 2022, the Company entered into a lease agreement for new office space in Dublin, Ireland, or the Dublin Lease. The Dublin Lease commenced on October 1, 2022, or the Dublin Commencement Date, for a two-year period. Under the Dublin Lease, the Company will pay annual rent of approximately $0.4 million during the duration of the lease term.

In addition to the real estate leases, the Company leases various vehicles with terms ranging from month-to-month up to 36 months.

As of June 30, 2023 and December 31, 2022, the total operating lease liability is $11.4 million and $11.6 million, respectively, and the total operating lease right-of-use asset is $9.0 million and $9.1 million, respectively.

The lease expense for the three and six months ended June 30, 2023 is approximately $0.8 million and $1.7 million, respectively. The lease expense for the three and six months ended June 30, 2022 is approximately $0.6 million and $1.2 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2023:

Undiscounted lease payments
Remainder of 2023	$1,568
2024	2,896
2025	2,201
2026	2,156
2027	1,963
2028 and thereafter	5,251
Total undiscounted payments	$16,035
Discount Adjustments	$(4,647)
Current operating lease liability	$1,916
Long-term operating lease liability	$9,472

Lessor

The Company classifies contractual lease arrangements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842. For sales-type leases, the Company derecognizes the leased asset and recognizes the lease investment on the balance sheet.

On January 20, 2023, the Company entered into a sublease agreement for 50,000-square feet of the 67,747-square foot New Jersey Lease and included within the sublease are furniture, fixtures and equipment, collectively the Sublease. The Sublease commenced on February 1, 2023, or the Sublease Commencement Date, for a 7.5-year period. Under the Sublease, the Company will be paid monthly rent of approximately $0.1 million for the first year following the Sublease Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Sublease Commencement Date. In addition, Amarin will provide certain abatements subject to the limitations in the Lease.

The components of lease income are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Interest income from sales-type leases	$17	$28
Operating lease income	249	414
Loss recognized at commencement date of sales type lease	—	(61)
Total	$266	$381

Future minimum sales type lease and operating lease receivables as of June 30, 2023 are as follows:

	Sales-Type Leases	Operating Leases
Remainder of 2023	$48	$411
2024	117	1,006
2025	119	1,029
2026	122	1,051
2027	125	1,073
2028 and thereafter	345	2,974
Total	$876	$7,544

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and we commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk. On June 1, 2023, we announced that regulatory approval from the National Medical Products Administration, or NMPA, for VASCEPA in Mainland China was received by our partner for the MARINE indication.

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

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or the ORP, resulting in the elimination and consolidation of certain roles across our organization, both in the U.S. and abroad, representing a reduction of our total employee base by approximately 30% from current levels. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. We expect the ORP will reduce operating costs by approximately $40.0 million annually. Our refocused strategic priorities and restructuring plan focuses on three core areas:

•
Maximizing U.S. Cash Flow Through Streamlined Model: We intend to maintain VASCEPA as a cost-effective option to generics while implementing a reduction in force of all U.S. sales force positions and approximately 30% of non-sales positions. We intend to maintain our managed care and trade organization to support these efforts. We intend to continue to explore innovative approaches to driving revenue to maintain our leadership position in the icosapent ethyl, or IPE, market.
•
European Redesign: We will redesign our commercial infrastructure in Europe to better align with pricing and reimbursement status, commercial potential and progress to date, as well as streamline certain cross-geographic functions and better leverage learnings across countries. In addition, we intend to continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed.
•
Expanding Upon International Partnerships: We intend to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, Australia and New Zealand and will continue to explore additional partnerships.

In addition, Patrick Holt was appointed to serve as the Company's President and Chief Executive Officer and as a member of the

Board, effective July 18, 2023.

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

Company	FDA MARINE Indication Approval	Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020 (1)
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021 (2)
Teva Pharmaceuticals USA, Inc.	September 2020	September 2022 (3)
Apotex, Inc.	June 2021	January 2022
Zydus Lifesciences	April 2023	N/A

(1) Hikma launched a 1-gram capsule in November 2020 and a 0.5-gram capsule in March 2023.

(2) Dr. Reddy's launched a 1-gram capsule in June 2021 and a 0.5-gram capsule in June 2023.

(3) Teva launched a 0.5-gram capsule in September 2022 and a 1-gram capsule in January 2023.

In June 2022, to address shifts within our U.S. business due to these generic competitors, we announced a comprehensive cost and organizational restructuring plan which would result in savings of $100.0 million over the subsequent 12 months compared to 2021 operating expenses. We exceeded the $100.0 million in savings during this 12 month period.

We obtain data from a third party, Symphony Health, which collects and reports estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to determine the actual number of total prescriptions for products like VASCEPA during such periods. The vendor's estimate utilizes a proprietary projection methodology and is based on a combination of data received from pharmacies and other distributors, as well as historical data when actual data is unavailable. Based on data from Symphony Health, the below chart represents the estimated number of normalized total VASCEPA prescriptions.

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

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	NA	March 2022	March 2022	March 2022
Finland	NA	October 2022	December 2022	December 2022
United Kingdom/Wales	NA	July 2022	October 2022	October 2022
Spain (1)	NA	July 2023	NA	NA
Austria	September 2022	NA	September 2022	NA
Denmark	June 2022	NA	June 2022	NA

(1) Product availability and launch under national reimbursement expected on September 1, 2023.

As discussed above, as part of the ORP announced in July 2023, we redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status, commercial progress to date, as well as streamline certain cross-geographic functions and better leverage learnings across countries. In addition, we intend to continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed. We are leveraging third-party relationships for various support activities and are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which is or will be utilized throughout Europe as launches are rolled out.

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

Rest of World

As discussed above, our ORP contemplates continuing to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, Australia and New Zealand and we will continue to explore additional partnerships.

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong had commenced. On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated. The Company announced on June 1, 2023 that Edding received approval from NMPA for VASCEPA in Mainland China under the MARINE indication. Edding intends on submitting a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	—
Bahrain	April 2021	April 2022	—
Kuwait	December 2021	March 2023	—
Saudi Arabia	March 2022	June 2023	—

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

Other

We are in the second year of a three-year plan to submit and obtain regulatory approval in 20 additional countries in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Quarterly Report, we have filed for regulatory review in 16 countries and have received approval in 11 countries outside of the United States and European Medicines Agency, or EMA, regulatory approval authority, including in Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company will be responsible for supplying finished product to CSL Seqirus. In July 2023, the Company entered into an agreement with Lotus Pharmaceuticals to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the United States and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Research and Development

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 30 clinical treatment guidelines, consensus statements or scientific statements from medical societies, scientific bodies, or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines or statements which were newly received during the second quarter of 2023 through the filing date of this Quarterly Report with recent examples as listed below:

•
The Joint Expert Committee on Revision of Chinese Guidelines on Lipid Management revised its guidelines and included that IPE is recommended for treatment of patients receiving statins with TG levels >2.3 mmol/L who have atherosclerotic cardiovascular disease, or ASCVD, or are at high risk and that IPE may further reduce the relative risk of a major adverse CV event by ≤25% in addition to statins.
•
The Austrian Diabetes Association released its updated guidelines on management of dyslipidemia. The guidelines included that IPE reduces CV endpoints in patients with TG levels 135–499 mg/dL, with and without diabetes, when used as add-on therapy to preexisting statin therapy and at the dosage investigated in REDUCE-IT.
•
The Canadian Cardiovascular Society updated its guidelines on management of dyslipidemia, with a focus on pharmacists as the target audience. The guidelines included a recommendation for use of IPE in patients with ASCVD who have TG levels ≥1.5–5.6 mmol/L and are on a maximally tolerated statin dose with use of thresholds (as opposed to a specific lipid target) when titrating therapy.
•
The American Association Of Clinical Endocrinology issued a consensus algorithm for management of type 2 diabetes. The guidance included a recommendation that IPE should be considered if TG levels are >135 mg/dL in persons with type 2 diabetes and established ASCVD or 2 additional traditional CV risk factors.

In April 2023, the EVAPORATE- FFRCT study was published online in the European Heart Journal - Cardiovascular Imaging. This subgroup analysis assessed the impact of VASCEPA on coronary physiology assessed by fractional flow reserve derived from coronary CTA data sets, or FFRCT, using imaging data from EVAPORATE. FFRCT has been associated with various clinical outcomes, such as the safe deferral of invasive coronary angiography, cardiovascular death or myocardial infarction, and revascularization.

This study is the first assessment of FFRCT to determine drug effect, and there was significant improvement in the pre-specified primary endpoint of FFRCT value in the distal coronary segment from baseline to follow-up in the most diseased vessel per patient using VASCEPA compared with placebo. VASCEPA improved mean distal segment FFRCT at 9- and 18-months follow-up compared with placebo (P = 0.02, P = 0.03 respectively). The secondary endpoint, change in translesional FFRCT (change in FFRCT across the most severe (minimum 30%) diameter stenosis) coronary lesion per vessel was improved with VASCEPA treatment compared with placebo, although it was not statistically significant (P = 0.054).

In 2020, we announced that we were providing study drug product and limited financial support to independent investigators in multiple pilot studies designed to better understand the potential of VASCEPA and the potential role of VASCEPA in treating COVID-19. Independent studies are the sole responsibility of the independent investigator, and we do not have involvement in these studies outside of providing drug product and limited financial support. We were notified by the Kaiser Foundation Research Institute that the MITIGATE clinical trial has been terminated prior to analysis of the study data. The study was not terminated or stopped due to any safety, efficacy or quality concerns related to VASCEPA.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of

June 30, 2023, we had inventory of $349.3 million, of which 90% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources, such as Symphony Health, may differ from period to period. During the quarters ended June 30, 2023 and 2022, our product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the three and six months ended June 30, 2023 and 2022, we incurred costs within Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our July 2023 ORP, June 2022 Cost Reduction Plan, or CRP, and August 2022 discontinuation of German operations, which consists of severance pay, incentive compensation, insurance benefits, stock-based compensation expense and other contract related costs.

Interest income, net and other income (expense), net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other income (expense), net, consists of the Employee

Retention Credit, or ERC, awarded as part of the Coronavirus Aid, Relief and Economic Stabilization Act, or CARES Act, and foreign exchange losses and gains as well as sublease income.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and June 30, 2022

Total revenue, net. We recorded total revenue, net, of $80.2 million and $94.4 million during the three months ended June 30, 2023 and 2022, respectively, a decrease of $14.3 million, or 15%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the three months ending June 30, 2023, we also sold VASCEPA by prescription in certain countries in Europe. VASCEPA is also available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $26.2 million decrease in U.S. net product revenue and a $2.4 million decrease in net product revenue outside of the United States, offset in part by a $14.3 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $65.2 million and $93.8 million during the three months ended June 30, 2023 and 2022, respectively, a decrease of $28.6 million, or 31%. This decrease was due primarily to a 29% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net of $64.6 million and $90.8 million during the three months ended June 30, 2023 and 2022, respectively. This decrease was due to a decline in net selling price as a result of the impact from an increase in generic competition in the market. During the three months ended June 30, 2023, there were four generics in the market. During the three months ended June 30, 2022 there were three generics in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, decreased for the three months ended June 30, 2023 by 3% as compared to the three months ended June 30, 2022. Our share of the icosapent ethyl market has decreased to approximately 57% in the three months ended June 30, 2023 compared to approximately 65% in the three months ended June 30, 2022. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 8% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

In Europe, we recorded product revenue, net, of $0.6 million during both the three months ended June 30, 2023 and 2022.

For the three months ended June 30, 2023, we recorded nil of product revenue, net, to our collaboration partners compared to $2.3 million during the three months ended June 30, 2022.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2023, we continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as progressing regulatory filings and supporting approval processes in up to nine countries throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended June 30, 2023 and 2022 was $15.0 million and $0.6 million, respectively, an increase of $14.3 million, or 2226%. The increase is primarily due to the recognition of previously received milestone and upfront payments relating to Edding and HLS due to a change in the estimates by which we previously recognized revenue. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•
Edding – a $15.0 million up-front payment received in February 2015, a $1.0 million milestone payment achieved in March 2016 following submission of the clinical trial application to the Chinese regulatory authority, and a $5.0 million milestone payment achieved in June 2023 following NMPA approval of VASCEPA under the MARINE indication.
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

The up-front and milestone payments for Edding and HLS are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The up-front payment for CSL is recognized upon closing the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. During the three months ended June 30, 2023, the performance period for Edding and HLS was re-evaluated and adjusted, resulting in the Company recognizing an additional $5.0 million and $5.3 million, respectively, in non-cash license revenues related to this change in estimate. For additional information over the change in estimate refer to Note 8 - Development, Commercialization and Supply Agreements.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended June 30, 2023 and 2022 was $37.5 million and $50.8 million, respectively, a decrease of $13.3 million, or 26%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended June 30, 2023 and June 30, 2022, we continued to take steps to amend our supplier agreements to align supply arrangements with current and future demand resulting in charges of $14.3 million and $15.0 million, respectively, which were recorded as cost of goods sold - restructuring inventory. During the three months ended June 30, 2022, approximately $9.6 million of inventory was expensed through cost of goods sold due to unsellable inventory unrelated to product dating.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2023 and 2022 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended June 30, 2023 and 2022 was 42% and 46%, respectively. Excluding the restructuring inventory and inventory write off charges, gross margin was 64% and 72% for the three months ended June 30, 2023 and 2022, respectively. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2023 and 2022 was $51.0 million and $86.9 million, respectively, a decrease of $35.9 million, or 41%. Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 are summarized in the table below:

	Three months ended June 30,
In thousands	2023	2022
Selling expense (1)	$32,311	$53,134
General and administrative expense (2)	17,691	26,110
Non-cash stock-based compensation expense (3)	951	7,649
Total selling, general and administrative expense	$50,953	$86,893

(1)
Selling expense for the three months ended June 30, 2023 and 2022 was $32.3 million and $53.1 million, respectively, a decrease of $20.8 million, or 39%. This decrease is primarily due to a reduction in costs associated with our cost reduction plans resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force, as well as our commercial withdrawal from Germany in the third quarter of 2022.
(2)
General and administrative expense for the three months ended June 30, 2023 and 2022 was $17.7 million and $26.1 million, respectively, a decrease of $8.4 million, or 32%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the cost reduction plans in 2022 and the commercial withdrawal from Germany in the third quarter of 2022.
(3)
Non-cash stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $1.0 million and $7.6 million, respectively, a decrease of $6.7 million, or 88%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of expense associated with our former CEO's resignation, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

As part of our ORP announced in July 2023, we have redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status, commercial progress to date, as well as streamline certain cross-geographic functions. In addition, we are continuing to advance our pricing and reimbursement activities to drive access in remaining geographies, as well as advancing regulatory filings internationally and focusing on maximizing U.S. cash flow through a streamlined model. We will continue to evaluate all of our spending commitments and priorities based on our refocused strategic priorities and restructuring plan.

Research and development expense. Research and development expense for the three months ended June 30, 2023 and 2022 was $5.6 million and $9.4 million, respectively, a decrease of $3.7 million, or 40%. Research and development expenses for the three months ended June 30, 2023 and 2022 are summarized in the table below:

	Three months ended June 30,
In thousands	2023	2022
REDUCE-IT study (1)	$294	$463
Fixed-dose combination (2)	441	1,381
Regulatory filing fees and expenses (3)	210	406
Internal staffing, overhead and other (4)	3,813	5,655
Research and development expense, excluding non-cash expense	4,758	7,905
Non-cash stock-based compensation expense (5)	884	1,451
Total research and development expense	$5,642	$9,356
(1)
The decrease in expenses for the REDUCE-IT study is primarily driven by incremental efficiencies applied to ongoing analyses performed on the REDUCE-IT cardiovascular outcomes trial data, further leveraging existing internal resources compared to outsourced support.
(2)
The decrease in fixed-dose combination expenses is primarily due to initial start-up and other costs associated with planning and development of the fixed-dose combination of VASCEPA and a statin, which began in 2022.
(3)
The decrease in regulatory filing fees is primarily related to higher spend in 2022 relating to the preparation, submission, and review defense of regulatory filings for several countries. The Company has not prepared nor submitted as many regulatory filings in 2023 as in the previous year.
(4)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing and maintaining regulatory approvals for VAZKEPA in Europe as originally achieved in 2021, as well as regulatory expansion in other countries throughout 2023. Also included are costs related to qualifying suppliers and costs associated with various other activities, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.

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

Restructuring expense. Restructuring expense for the three months ended June 30, 2023 and 2022 was $10.0 million and $10.2 million, respectively, a decrease of $0.2 million, or 2%. The charge in the current year is due to the implementation of the ORP which was approved during the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. The prior year charge was the result of the implementation of the CRP announced on June 6, 2022, which primarily related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the three months ended June 30, 2023 and 2022 was $3.0 million and $0.3 million, respectively, an increase of $2.7 million, or 942%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2023 and 2022 was income of $3.0 million and expense of $2.3 million, respectively, an increase of $5.3 million, or 235%. Other income (expense), net, primarily consists of the ERC awarded as part of the CARES Act, gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility. The increase in other income (expense), net, is primarily due to receiving formal notice from the IRS that we are entitled to the ERC funds and that receipt of a $3.9 million credit is probable.

Income tax benefit (provision). Income tax benefit (provision) for the three months ended June 30, 2023 and 2022 was a benefit of $0.4 million and a provision of $5.2 million, respectively. The benefit for the three months ended June 30, 2023 is the result of 2022 tax provision to tax return true-up, changes in unrecognized tax benefits, and income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

Total revenue, net. We recorded total revenue, net, of $166.1 million and $189.1 million during the six months ended June 30, 2023 and 2022, respectively, a decrease of $22.9 million, or 12%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the six months ended June 30, 2023, we also sold VASCEPA by prescription in certain countries in Europe. VASCEPA is also available by prescription in Canada, Lebanon and the United Arab Emirates through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $37.4 million decrease in U.S. net product revenue and a $0.6 million decrease in net product revenue outside of the United States offset in part by a $15.0 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $149.8 million and $187.8 million during the six months ended June 30, 2023 and 2022, respectively, a decrease of $37.9 million, or 20%. This decrease was due primarily to a 20% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $146.6 million and $184.0 million during the six months ended June 30, 2023 and 2022, respectively. This decrease was due to a decline net selling price as a result of the impact from an increase in generic competition in the market. During the six months ended June 30, 2023, there were four generics in the market. During the majority of the six months ended June 30, 2022, there were three generics in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, increased for the six months ended June 30, 2023 by 4% as compared to the six months ended June 30, 2022. Our share of the icosapent ethyl market has decreased to approximately 57% in the six months ended June 30, 2023 compared to approximately 68% in the six months ended June 30, 2022. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 13% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

In Europe, we recorded product revenue, net, of $1.1 million and $1.5 million during the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, we recorded $2.1 million of product revenue, net, to our collaboration partners compared to $2.3 million during the six months ended June 30, 2022.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2023, we continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as progressing regulatory filings and supporting approval processes in up to nine countries throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the six months ended June 30, 2023 and 2022 was $16.3 million and $1.3 million, respectively, an increase of $15.0 million, or 1166%. The increase is primarily due to the recognition of previously deferred milestone and upfront payments relating to Edding and HLS due to a change in the estimates in which we previously recognized revenue. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•
Edding – a $15.0 million up-front payment received in February 2015, a $1.0 million milestone payment achieved in March 2016 following submission of the clinical trial application to the Chinese regulatory authority, and a $5.0 million milestone payment achieved in June 2023 following NMPA approval of VASCEPA under the MARINE indication.
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

The up-front and milestone payments for Edding and HLS are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The up-front payment for CSL is recognized upon closing the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. During the six months ended June 30, 2023, the performance period for Edding and HLS was re-evaluated and adjusted, resulting in the Company recognizing an additional $5.0 million and $5.3 million, respectively, in license revenues related to this change in estimate. For additional information over the change in estimate refer to Note 8 - Development, Commercialization and Supply Agreements.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the six months ended June 30, 2023 and 2022 was $75.5 million and $73.0 million, respectively, an increase of $2.5 million, or 3%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the six months ended June 30, 2023 and 2022, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in charges of $26.6 million and $15.0 million, respectively, which were recorded as cost of goods sold - restructuring inventory. During the six months ended June 30, 2022, approximately $9.6 million of inventory was expensed through cost of goods sold not due to product dating unsellable inventory.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2023 and 2022 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the six months ended June 30, 2023 and 2022 was 50% and 61%, respectively. Excluding the restructuring inventory and inventory write-off charges, gross margin was 67% and 74% for the six months ended June 30, 2023 and 2022, respectively. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2023 and 2022 was $110.5 million and $177.5 million, respectively, a decrease of $67.0 million, or 38%. Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 are summarized in the table below:

	Six months ended June 30,
In thousands	2023	2022
Selling expense (1)	$64,465	$115,386
General and administrative expense (2)	40,781	49,876
Non-cash stock-based compensation expense (3)	5,294	12,278
Total selling, general and administrative expense	$110,540	$177,540

(1)
Selling expense for the six months ended June 30, 2023 and 2022 was $64.5 million and $115.4 million, respectively, a decrease of $50.9 million, or 44%. This decrease is primarily due to a reduction in costs associated with our cost reduction plans resulting in decreased promotional initiatives, reduced travel and a decrease in our U.S. sales force as well as our commercial withdrawal from Germany in the third quarter of 2022.
(2)
General and administrative expense for the six months ended June 30, 2023 and 2022 was $40.8 million and $49.9 million, respectively, a decrease of $9.1 million, or 18%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the cost reduction plans as well as a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market. The decrease in general and administrative expense was offset by advisory fees related to the shareholder's special meeting.
(3)
Non-cash stock-based compensation expense for the six months ended June 30, 2023 and 2022 was $5.3 million and $12.3 million, respectively, a decrease of $7.0 million, or 57%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of expense associated with our former CEO's resignation, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

As part of our ORP announced in July 2023, we have redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status, commercial progress to date, as well as streamline certain cross-geographic functions. In addition, we are continuing to advance our pricing and reimbursement activities to drive access in remaining geographies, as well as advancing regulatory filings internationally and focusing on maximizing U.S. cash flow through a streamlined model. We will continue to evaluate all of our spending commitments and priorities based on our refocused strategic priorities and restructuring plan.

Research and development expense. Research and development expense for the six months ended June 30, 2023 and 2022 was $11.3 million and $19.4 million, respectively, a decrease of $8.1 million, or 42%. Research and development expenses for the six months ended June 30, 2023 and 2022 are summarized in the table below:

	Six months ended June 30,
In thousands	2023	2022
REDUCE-IT study (1)	$564	$1,194
Fixed-dose combination (2)	715	2,736
Regulatory filing fees and expenses (3)	566	1,146
Internal staffing, overhead and other (4)	7,380	11,431
Research and development expense, excluding non-cash expense	9,225	16,507
Non-cash stock-based compensation expense (5)	2,098	2,900
Total research and development expense	$11,323	$19,407

(1)
The decrease in expenses for the REDUCE-IT study is primarily driven by incremental efficiencies applied to ongoing analyses performed on the REDUCE-IT cardiovascular outcomes trial data, further leveraging existing internal resources compared to outsourced support.
(2)
The decrease in fixed-dose combination expenses is primarily due to initial start-up and other costs associated with planning and development of the fixed-dose combination of VASCEPA and a statin, which began in 2022.
(3)
The decrease in regulatory filing fees is primarily related to higher spend in 2022 relating to the preparation, submission, and review defense of regulatory filings for several countries. The Company has not prepared nor submitted as many regulatory filings in 2023 as in the previous year.
(4)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects, including costs associated with securing and maintaining regulatory approvals for VAZKEPA in Europe as originally achieved in 2021, as well as regulatory expansion in other countries throughout 2023. Also included are costs related to qualifying suppliers and costs associated with various other activities, including other costs in collaboration with Mochida and pilot studies regarding VASCEPA.
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

Restructuring expense. Restructuring expense for the six months ended June 30, 2023 and 2022 was $10.0 million and $10.2 million, respectively, a decrease of $0.2 million, or 2%. The charge in the current year is due to the implementation of the ORP which was approved in the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. The prior year charge was the result of the implementation of the CRP announced on June 6, 2022, which primarily related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the six months ended June 30, 2023 and 2022 was $5.2 million and $0.5 million, respectively, an increase of $4.7 million, or 964%. Interest income, net represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2023 and 2022 was income of $3.7 million and expense of $2.5 million, respectively, an increase of $6.2 million, or 247%. Other income (expense), net, primarily consists of the ERC awarded as part of the CARES Act, gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility. The increase in other income (expense), net is primarily due to receiving formal notice from the IRS that we are entitled to the ERC funds and that receipt of the $3.9 million credit is probable.

Income tax benefit (provision). Income tax benefit (provision) for the six months ended June 30, 2023 and 2022 was provisions of $1.6 million and $8.4 million, respectively. The provision for the six months ended June 30, 2023 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability, offset by a true-up of the 2022 tax provision to the 2022 tax return.

Liquidity and Capital Resources

As of June 30, 2023, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $233.5 million, short-term investments of $79.9 million and long-term investments of $0.1 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. Our long-term investments consist of securities that will mature between one and two years. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2023	2022
Cash provided by (used in):
Operating activities	$0.2	$(163.4)
Investing activities	14.7	172.2
Financing activities	0.4	(0.3)
Increase in cash and cash equivalents and restricted cash	$15.3	$8.5

Net cash provided by operating activities increased during the six months ended June 30, 2023 as compared to net cash used in operating activities during the same period in 2022. This is primarily as a result of increased costs associated with commercial and pre-launch operations in Europe as well as an increase in inventory purchases in the first half of 2022, offset by a decrease in U.S. product revenue in 2023.

Net cash provided by investing activities during the six months ended June 30, 2023 decreased due primarily to proceeds from the maturity of $97.0 million in investment-grade interest bearing instruments, partially offset by $82.3 million in purchases of the investment-grade interest bearing instruments as compared to the same period in 2022 where proceeds from the maturity of investment-grade interest bearing instruments was $186.4 million, partially offset by $14.2 million in purchases of investment-grade interest bearing instruments.

Net cash provided by financing activities during the six months ended June 30, 2023 as compared to net cash used in financing activities during the same period in 2022 was primarily as a result of an increase in proceeds related to stock option exercises, offset by taxes paid related to stock-based awards.

As of June 30, 2023, we had net accounts receivable of $122.7 million, current inventory of $227.0 million and long-term inventory of $122.3 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.6 billion as of June 30, 2023. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and pricing and reimbursement of VAZKEPA in Europe.

In June 2022, we announced our Comprehensive Cost Reduction Plan to address shifts within our U.S. business which would result in savings of $100.0 million over 12 months compared to 2021 operating expenses. We exceeded the $100.0 million in savings during this 12 month period. In July 2023, we announced that we were implementing the ORP resulting in the elimination and consolidation of certain roles across the organization, both in the United States and abroad, representing a reduction of our total employee base by approximately 30%. In the U.S., all sales force positions were eliminated, with the managed care and trade organization continuing to support U.S. commercial efforts, and 30% of non-sales positions were eliminated, while in Europe we have redesigned our commercial infrastructure to better align with pricing and reimbursement status, commercial progress to date, as well as streamlining certain cross-geographic functions and better leveraging learnings across countries. We expect these actions will reduce operating costs by approximately $40.0 million annually.

As of June 30, 2023, we had cash and cash equivalents of $233.0 million and short-term investments of $79.9 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and are adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” of our Annual Report. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three and six months ended June 30, 2023, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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
•
The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including if we are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited.
•
Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve commercial success.
•
Our recently announced Organizational Restructuring Program, or ORP, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint.
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

We currently derive substantially all of our revenue from sales of VASCEPA. We may be substantially dependent on sales of VASCEPA for many years. Our financial condition and the success of our company will be materially adversely affected, we may have to further restructure our current operations, and our business prospects will be limited, if we experience any negative developments relating to VASCEPA. For example, in the first quarter of 2020, the U.S. District Court for the District of Nevada issued a ruling in favor of two generic drug companies, Dr. Reddy's Laboratories, Inc., or Dr. Reddy's, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, that declared as invalid several patents of ours protecting the first U.S. FDA-approved use of our drug, to reduce severely high triglyceride levels, or the MARINE indication, or the ANDA litigation. We were unsuccessful in our appeals and our stock price was adversely and materially impacted by the ruling, the results of the appeals process and the introduction of generic competition. If other proprietary rights protecting VASCEPA or its use are challenged, our stock price could further decline, particularly if such challenges, which are costly to defend, are successful.

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

Following the ANDA litigation rulings against the Company, generic versions of VASCEPA began launching in the United States in November 2020, and several generic versions are currently available, including for both the 0.5-gram and 1-gram capsules, and we expect that VASCEPA could face more competition from generic companies in the United States. Increasing sales of generic versions of VASCEPA could continue to have a material and adverse impact on our revenues and results of operations in the United States.

Generally, once a generic version of a drug is available in the market, the generic version is typically used in many U.S. states to fill a prescription for any use of the drug, subject to state substitution laws. Although, we intend to vigorously defend our intellectual property rights related to VASCEPA, there can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by the U.S. FDA, even if such use is determined to infringe certain of our patent claims.

Given the changing dynamic in the U.S. market, in 2022 we initiated cost and organizational restructuring plans which reduced our U.S. commercial team from approximately 300 sales representatives to approximately 75 sales representatives by the end of 2022, and in July 2023 all remaining sales force positions in the U.S. were eliminated and our overall headcount was reduced by 30% as part of our Organizational Restructuring Program, or ORP. Although these initiatives are expected to result in an improved expense structure, such efforts could impact employee morale and make hiring and retaining talented personnel more challenging, may not result in all of the cost savings or other benefits we anticipate, and are costly to implement.

In Europe, we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States, particularly in light of the level of competition, including from generic products, in the United States, and as part of our ORP, we intend to redesign our commercial infrastructure in Europe and work on generating revenues in other international markets as well. This process is conducted on a country-by-country basis and is time consuming and complex, and, even though the EC approved the marketing authorization for VAZKEPA in March 2021, and we have received positive national pricing and reimbursement decisions in certain countries, including, England and Wales, Spain, Sweden and Finland, there is no guarantee that we will be able to negotiate and obtain further reimbursement and pricing terms on favorable terms, or at all, in the countries where we are pursuing commercialization. Further, successful progress or pricing terms in one country may not be indicative of our outcomes in other jurisdictions. For example, although the UK’s National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA® and use across the National Health Service, or NHS, in England and Wales, we decided to discontinue business operations in Germany following the conclusion of negotiations with the National Association of Statutory Health Insurance Funds during which a viable agreement on the reimbursement price of VAZKEPA could not be reached. The Arbitration Board process concluded without an agreement in November 2022 and although we plan to resubmit a pricing and reimbursement dossier with new data in Germany, we may be unable to resume commercial operations in Germany. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries, and if we are unable to do so, and continue to face increased competition in the United States, our financial position could be materially and adversely impacted.

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

The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including if we are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited.

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

Further, securing adequate reimbursement is critical for commercial success of any therapeutic, and pricing and reimbursement levels of medications in markets outside the United States can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product, and these negotiations are not always successful. For example, after the conclusion of negotiations with the National Association of Statutory Health Insurance Funds, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result of the negotiation outcome, we discontinued our German operations as of September 1, 2022. In November 2022, the Arbitration Board process concluded without an agreement.

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

We may be unsuccessful in expanding our global footprint. We are launching VAZKEPA on our own in the most commercially significant markets in Europe, and intend to redesign our commercial infrastructure in Europe. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage and may be impacted by decisions by and interactions with local regulators. We have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. As noted above, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached with German regulators and we have discontinued our Germany business operations. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•
the impact of the expiration of regulatory exclusivities and entry into the market of additional generic versions of VASCEPA;
•
our inability to attract and retain adequate numbers of effective sales and marketing personnel and senior management, particularly in light of our recent reductions in force, including our ORP announced in July 2023, and turnover on the management team;
•
our inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with applicable regulatory and other legal requirements;
•
the inability to obtain access to or persuade adequate numbers of physicians to prescribe or patients to use VASCEPA, particularly in light of our elimination of all U.S. sales force positions in July 2023 as part of our ORP;
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
•
unforeseen costs and expenses associated with operating a new independent sales and marketing organization; and
•
any lingering or resumed impact from COVID-19 on healthcare providers, patients and personnel.

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

Our ability to generate meaningful revenues of VASCEPA outside of the United States is dependent on the availability and extent of coverage and reimbursement from third-party payors. In many markets around the world, these payors, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payors are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from generics.

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

The dynamics and developments discussed above serve to create pressure on the pricing and potential usage of products throughout the pharmaceutical industry, including VASCEPA. Given the diverse interests in play among payors, biopharmaceutical manufacturers, policy makers, healthcare providers and independent organizations, if and whether the parties involved can achieve alignment on the matters discussed above remains unclear and the outcome of any such alignment is difficult to predict. If reimbursement of VASCEPA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to successfully commercialize VASCEPA outside of the United States may be harmed, which could have a material and negative impact on our overall business.

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
•
natural disasters, pandemics, international conflicts and political unrest, all of which could negatively impact our supply chain or inhibit our ability to promote VASCEPA regionally and which could negatively affect product demand by creating obstacles for patients to seek treatment and fill prescriptions;
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

If regulatory authorities and medical guideline committees outside of the United States and Europe draw conclusions that differ from those of the U.S. FDA or the EC, the U.S. FDA or the EC could re-evaluate its conclusions as to the safety and efficacy of VASCEPA. Likewise, if additional data or analyses released from time to time do not meet expectations, the perception of REDUCE-IT results and the perceived and actual value of VASCEPA may suffer. In these instances our revenue and business could suffer and our stock price could significantly decline.

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

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. China’s National Medical Products Administration, or NMPA, approved VASCEPA as an adjunct to diet to reduce the levels of triglyceride in adult patients suffering from severe hypertriglyceridemia (≥500mg/dL) and Edding is now working towards securing National Reimbursement Drug Listing for VASCEPA in Mainland China. Even though such results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

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

*Our recently announced organizational restructuring programs and cost reduction plans, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint.

If we are not successful in our efforts to continue to market and sell VASCEPA in the United States, including following our recently announced ORP that eliminated all remaining sales force positions in the United States, with the managed care and trade organization remaining to support U.S. commercial efforts, and approximately 30% of non-sales positions, our anticipated revenues or our expenses could be materially adversely affected, and we may not maintain profitability in the United States or obtain profitability internationally. Further, we may need to cut back on research and development activities or we may need to implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

Our promotional initiatives have had to adjust over the last several years, given the impact of COVID-19 and international instability, which efforts have been costly and require considerable resources. Shifts from traditional face-to-face interactions to mostly virtual outreach, specifically, access to healthcare professionals through digital or other channels, were not as productive as in-person interactions in promoting use of VASCEPA and prior to the recently announced ORP, we had been pursuing increased face-to-face interactions with targeted health care professionals as protocols have eased and travel has resumed to pre-pandemic levels.

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

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product. We expect that the number of companies seeking to develop products and therapies similar to VASCEPA may increase. Many of these and other existing or potential competitors may have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with, more efficient than or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

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

The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, permits the U.S. FDA to approve ANDAs for generic versions of brand name drugs like VASCEPA. We refer to the process of generic drug applications as the ANDA process. The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration, and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant needs to submit data demonstrating that its product is bioequivalent to the brand name product, usually based on pharmacokinetic studies.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our litigation and settlement with the U.S. FDA, as discussed above, may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements. In addition, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part D. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any commercial entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, made significant changes to the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective in 2016, to implement the changes to the Medicaid Drug Rebate program under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

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

Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to CMS, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part D for our covered outpatient drugs. Significant civil monetary penalties also can be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. We cannot assure you that our submissions will not be found by CMS or HRSA to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part D programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

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

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and the conditions for such coverage. Third-party payors also establish reimbursement rates for those products and services. Increasingly, third-party payors are challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments to patients, or do not provide coverage for specific drugs, uses, or drug classes.

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

*As we continue to scale our infrastructure for commercializing VASCEPA based on market dynamics for VASCEPA in the United States and commercial initiatives and plans for VAZKEPA in Europe and other parts of the world, we may encounter difficulties in managing the size and adaptability of our operations successfully.

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time consuming, particularly when such efforts need to adapt to changing market and business dynamics. In 2022 we implemented cost and organizational restructuring plans, which included a reduction to our U.S. commercial team to approximately 75 sales representatives by the end of 2022, and in July 2023 all remaining sales force positions in the U.S. were eliminated and our overall headcount was reduced by 30% as part of our ORP. As a result, we do not have a sales team to promote VASCEPA to physicians and other healthcare professionals in the United States, and will rely on only our managed care and trade organization to support sales of VASCEPA in the United States.

In addition to the elimination of our sales force in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. If we are successful in obtaining sufficient approvals and adequate pricing and reimbursement levels in major markets in Europe and elsewhere, we will need to ensure that our operations are adequate to support a commercial launch and continued promotion. We intend to redesign our commercial infrastructure in Europe to better align with pricing and reimbursement status and commercial potential and will be operating with streamlined teams in Europe and elsewhere outside the United States and will need to expand internally and we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. In Europe we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country-by-country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

*The lasting results of business interruptions caused by the COVID-19 pandemic and related recovery efforts remain uncertain.

Despite the end of the COVID-19 pandemic, there may continue to be significant volatility, uncertainty and disruption in healthcare, social, supply and economic infrastructures in its wake. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or plan around, including the lasting results and any resurgence of the pandemic, including on:

•
economic and political activity and our supply chain;

•
patients, healthcare providers and business partners, including patients’ ability to access supplies of VASCEPA and the willingness of patients to visit doctors for non-urgent medical examination or to visit labs for blood tests to assess biomarkers such as lipid levels;
•
changes in patients’ and healthcare providers’ behavior and practices regarding face to face visits may have on our commercialization efforts, including whether virtual interactions will be as impactful as traditional, in-person interactions; and
•
the ability to access, secure and otherwise obtain and deliver sufficient and timely commercial or clinical supplies of VASCEPA at reasonable prices and sufficient to meet demand if the production capabilities of suppliers is disrupted.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Australia and New Zealand, Canada, China, the Middle East and North Africa, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance of commercial launch, including in China and various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, the ability to qualify any new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. For example, the EMA has not yet approved use of each of our suppliers used for VASCEPA in the United States for supply of VAZKEPA in the EU.

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

We sell VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for VASCEPA. This bargaining power has required us to bear increasingly higher discounts in the sale of VASCEPA. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before VASCEPA, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a VASCEPA prescription. Further, pharmacy benefit managers implement plans that act as disincentives for VASCEPA use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they may cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia earlier in the year, until patients meet their deductible and the cost of VASCEPA is then borne more by their insurance carrier. Collectively, these dynamics adversely affect our profitability for the sale of VASCEPA and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure on us from these market dynamics.

*The manufacture, packaging and distribution of pharmaceutical products such as VASCEPA are subject to U.S. FDA regulations and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

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

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior U.S. FDA review and pre-approval of the manufacturing process and procedures in accordance with the U.S. FDA’s cGMPs. Any new facility may be subject to a pre-approval inspection by the U.S. FDA and would again require us to demonstrate product comparability to the U.S. FDA. If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change a third-party manufacturer for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the U.S. FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture our products or product candidates. In addition, in the case of the third-party manufacturers that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

There are comparable foreign requirements under ICH guidelines. In addition, the impact of past COVID-19 restrictions could continue to affect the ability of regulatory agencies to conduct facility inspections in a timely manner and may affect the timing of further approvals. This review may be costly and time consuming and could delay or prevent the launch of a product.

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

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa, Canada and, most recently, Australia and New Zealand. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

For example, Edding is responsible for development and commercialization activities in the China Territory and associated expenses under our development, commercialization and supply agreement with them. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding has successfully undertaken clinical trials and approval initiatives under our arrangement with them, including the announcement of statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA and has obtained approval for VASCEPA in Hong Kong under the REDUCE-IT indication and in Mainland China under the MARINE indication. Submission for the approval of the REDUCE-IT indication in Mainland China is planned by the end of 2023. However, Edding may be required to undertake clinical development efforts in these markets, or Edding may face challenges or be unsuccessful in pursuing commercial launch. Further, any development and regulatory efforts in the China Territory may be negatively impacted by the lingering effects of the coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively commercialize VASCEPA in the China Territory, we may not be able to generate revenue from our agreement with Edding resulting from the sale of VASCEPA in the China Territory.

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries, with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada, with CSL Seqirus, or CSL, to commercialize and distribute VASCEPA in Australia and New Zealand and Lotus Pharmaceuticals, or Lotus, to commercial and distribute VASCEPA in several countries in Southeast Asia. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates and Lebanon, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to secure approval and successfully commercialize the product in those markets, which markets can be complex and challenging.

If Edding, Biologix, HLS, CSL or Lotus, or other third parties who we rely on for development and commercialization of VASCEPA, do not successfully carry out their contractual obligations or meet expected deadlines, our recourse and remedies against these parties is limited.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. Refer to “Item 1. Business - Government Regulation - Fraud and Abuse Laws and Data Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details.

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

*We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials.

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

In addition, investigator initiated trials, or IITs, which are scientific research that is initiated, sponsored, and conducted by an independent investigator(s) and/or institution(s) not affiliated with us, are being, and additional IITs, may be conducted involving potential product candidates. The investigator, sponsor, and/or investigator/sponsor remains responsible for conception, design, data analysis, publication, and compliance with applicable law. Investigator initiated trials can contribute towards enhancing the understanding of products (such as mechanism of action) and sparking new ideas for further research; however, IITs are generally not supported by pharmaceutical companies for the purposes of generating data that can lead to product labelling changes. Even if an IIT has positive results, additional studies, along with regulatory agency guidance and approval, would be required to advance a pharmaceutical product to the next stage of development and new potential labelling changes or indications. If we are unable to confirm or replicate the results from an IIT or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the IIT been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Negative results in IITs could have a material adverse effect on our efforts to obtain regulatory approval for such product candidates and the public perception of such product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

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

We plan to vigorously defend our rights under issued patents, however such defense activities can be costly to pursue and may not have the desired results. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 25, 2021, we expanded the scope of this patent infringement lawsuit to include a healthcare insurance provider, Health Net, LLC. On January 4, 2022, the district court hearing the case granted Hikma's motion to dismiss. On October 13, 2022, the district court granted final judgement and the Company is appealing (Fed. Cir. No. 23-1169 filed November 21, 2022) the decision of the district court but cannot predict the outcome or the impact on its business. We entered into a settlement agreement with Health Net, LLC on December 26, 2022. The Company intends to continue to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

We have filed and are prosecuting numerous families of patent applications in the United States and internationally with claims designed to protect the proprietary position of VASCEPA/VAZKEPA. For certain of these patent families, we have filed multiple patent applications. Collectively, the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from our clinical trials. However, our pending patent applications may not be granted or, if they are granted, there is no certainty that they will prevent competitors from competing with VASCEPA.

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

In January 2023, we disclosed our 2023 financial outlook. Such outlook is based on estimates, assumptions and the judgment of management at such time. Subsequently, in July 2023, we announced an Organizational Restructuring Program, which will have a significant effect on our results for 2023 and future years. Because of the inherent nature of estimates, including during the uncertainty of our European launch and the impact from U.S. generic competition, we have suspended providing net revenue guidance, as there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business and initiative change, our stock price could decline in value.

*The loss of key personnel could have an adverse effect on our business, particularly in light of recent senior management changes.

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure and sales force and the changes to our Board and our recent hiring of a new Chief Executive Officer, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts globally we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we pursue commercialization efforts in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, where we have recently eliminated all sales force positions, employees are increasingly being recruited by other companies. The current and potential threat of generic competition and our recent reductions in force, including as part of our Organizational Restructuring Program announced in July 2023, can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

We expect that our tax jurisdiction will remain in Ireland. Under current UK legislation, a company incorporated in England and Wales, or which is centrally managed and controlled in the UK, is regarded as resident in the UK for taxation purposes. Under current

Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Up to December 31, 2019, where a company was treated as tax resident under the domestic laws of both the UK and Ireland, then the provisions of article 4(3) of the Double Tax Agreement, or DTA, between the UK and Ireland provided that such enterprise would be treated as resident only in the jurisdiction in which its place of effective management is situated. We have at all times sought to conduct our affairs in such a way so as to be solely resident in Ireland for tax purposes by virtue of having our place of effective management situated in Ireland.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 30%, 36%, and 28%, respectively, of gross product sales for the six months ended June 30, 2023, and represented 39%, 34%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2023. Customers A, B, and C accounted for 25%, 38%, and 31%, respectively, of gross product sales for the six months ended June 30, 2022, and represented 41%, 33%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2022. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2022 and 2020, we reported net losses of approximately $105.8 million and $18.0 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2022 of $1.5 billion. For the six months ended June 30, 2023 and 2022, we reported losses of approximately $34.0 million and $101.5 million, respectively, and we had an accumulated deficit as of June 30, 2023 of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and VASCEPA prescription figures will likely fluctuate from month to month. VASCEPA sales are difficult to predict from period to period and as a result, you should not rely on VASCEPA sales results in any period as being indicative of future performance. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including those risks and uncertainties described in this Part II, Item 1A and the following:

•
the recent and future potential launches of additional generic versions of VASCEPA;
•
the timing and ability of efforts outside the United States~~,~~ to develop, register and commercialize VASCEPA in Europe, the China Territory, several Middle Eastern and North African countries, and Canada, including obtaining necessary regulatory approvals, favorable pricing and establishing marketing channels;
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
•
the timing, cost and level of investment in our sales and marketing efforts to support VASCEPA sales, and our cost and reorganization efforts, including our Organizational Restructuring Program announced in July 2023, and the resulting effectiveness of those efforts;
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
•
lasting impacts from the COVID-19 pandemic; and
•
our ongoing regulatory dialogue.

We may require substantial additional resources to fund our operations. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $233.0 million and short-term investment balance of $79.9 million as of June 30, 2023 will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe on our operations and those of our customers and any current or potential generic competition.

In order to fully realize the market potential of VASCEPA, we may need to enter into a new strategic collaboration or raise additional capital.

Our future capital requirements will depend on many factors, including:

•
the timing, amount and consistency of revenue generated from the commercial sale of VASCEPA;
•
the costs associated with commercializing VASCEPA in the United States, and for commercializing VAZKEPA in Europe, including hiring experienced professionals, and for additional regulatory approvals internationally, if any, the cost and timing of securing commercial supply of VASCEPA and the timing of entering into any new strategic collaboration with others relating to the commercialization of VASCEPA, if at all, and the terms of any such collaboration;
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

As of July 31, 2023, we had 407,909,197 common shares outstanding, including 387,502,130 shares held as ADSs and 20,407,067 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

As a result of these risks, we may not be able to achieve the expected benefits of any such transaction or collaboration or deliver the value thereof to our shareholders. If we are unsuccessful in consummating any such transaction or collaboration, we may be required to re-evaluate our business only after we have incurred substantial expenses and devoted significant management time and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2023 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 - 31, 2023	56,945	$1.43
May 1 - 31, 2023	28,050	1.28
June 1 - 30, 2023	59,245	1.18
Total	144,240	$1.30

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Non-Employee Director Compensation Policy	Filed herewith

10.2	Employement Agreement between Aaron D. Berg and Amarin Corporation, plc. dated April 13, 2023	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

AMARIN CORPORATION PLC

By:	/s/ Patrick Holt
Patrick Holt

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: August 2, 2023

AMARIN CORPORATION PLC

By:	/s/ Tom Reilly
Tom Reilly

Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: August 2, 2023