Form 10-Q
period 2023-09-30
AMARIN CORP PLC\UK
filed 2023-11-01
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

408,291,815 common shares were outstanding as of October 27, 2023, including 387,902,637 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 20,389,178 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$270,814	$217,666
Restricted cash	524	523
Short-term investments	49,848	91,695
Accounts receivable, net	122,400	130,990
Inventory	254,461	228,732
Prepaid and other current assets	19,464	19,492
Total current assets	717,511	689,098
Property, plant and equipment, net	147	874
Long-term investments	—	1,275
Long-term inventory	91,792	163,620
Operating lease right-of-use asset	8,510	9,074
Other long-term assets	1,395	458
Intangible asset, net	19,676	21,780
TOTAL ASSETS	$839,031	$886,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,362	$64,602
Accrued expenses and other current liabilities	211,304	192,678
Current deferred revenue	2,025	2,199
Total current liabilities	266,691	259,479
Long-Term Liabilities:
Long-term deferred revenue	2,949	13,147
Long-term operating lease liability	8,970	10,015
Other long-term liabilities	7,273	8,205
Total liabilities	285,883	290,846
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 417,744,958 shares issued, 408,551,020 shares outstanding as of September 30, 2023; 412,333,087 shares issued, 404,346,256 shares outstanding as of December 31, 2022	302,318	299,002
Additional paid-in capital	1,895,155	1,885,352
Treasury stock; 9,193,938 shares as of September 30, 2023; 7,986,831 shares as of December 31, 2022	(63,743)	(61,770)
Accumulated deficit	(1,580,582)	(1,527,251)
Total stockholders’ equity	553,148	595,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,031	$886,179

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Product revenue, net	$64,903	$89,222	$214,744	$277,004
Licensing and royalty revenue	1,153	656	17,454	1,944
Total revenue, net	66,056	89,878	232,198	278,948
Less: Cost of goods sold	23,560	23,941	72,553	81,990
Less: Cost of goods sold - restructuring inventory	12,674	3,078	39,228	18,078
Gross margin	29,822	62,859	120,417	178,880
Operating expenses:
Selling, general and administrative	45,457	58,745	155,997	236,285
Research and development	5,105	5,765	16,428	25,172
Restructuring	711	3,493	10,743	13,706
Total operating expenses	51,273	68,003	183,168	275,163
Operating loss	(21,451)	(5,144)	(62,751)	(96,283)
Interest income, net	3,216	750	8,438	1,241
Other (expense) income, net	(575)	511	3,092	(1,990)
Loss from operations before taxes	(18,810)	(3,883)	(51,221)	(97,032)
Provision for income taxes	(501)	(1,257)	(2,110)	(9,627)
Net loss	$(19,311)	$(5,140)	$(53,331)	$(106,659)
Loss per share:
Basic	$(0.05)	$(0.01)	$(0.13)	$(0.27)
Diluted	$(0.05)	$(0.01)	$(0.13)	$(0.27)
Weighted average shares:
Basic	408,417	404,614	407,489	399,944
Diluted	408,417	404,614	407,489	399,944

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Exercise of stock options	1,232,263	—	744	1,127	—	—	1,871
Vesting of restricted stock units	2,514,948	(827,523)	1,539	(1,539)	(1,507)	—	(1,507)
Stock-based compensation	—	—	—	5,556	—	—	5,556
Loss for the period	—	—	—	—	—	(16,460)	(16,460)
March 31, 2023	416,080,298	(8,814,354)	$301,285	$1,890,496	$(63,277)	$(1,543,711)	$584,793
Issuance of common stock under employee stock purchase plan	205,861	—	127	113	—	—	240
Exercise of stock options	6,000	—	4	3	—	—	7
Vesting of restricted stock units	800,242	(144,240)	490	(490)	(187)	—	(187)
Stock-based compensation	—	—	—	1,835	—	—	1,835
Loss for the period	—	—	—	—	—	(17,560)	(17,560)
June 30, 2023	417,092,401	(8,958,594)	$301,906	$1,891,957	$(63,464)	$(1,561,271)	$569,128
Exercise of stock options	1,500	—	1	1	—	—	2
Vesting of restricted stock units	651,057	(235,344)	411	(411)	(279)	—	(279)
Stock-based compensation	—	—	—	3,608	—	—	3,608
Loss for the period	—	—	—	—	—	(19,311)	(19,311)
September 30, 2023	417,744,958	(9,193,938)	$302,318	$1,895,155	$(63,743)	$(1,580,582)	$553,148

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2021	404,084,775	(7,486,767)	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Exercise of stock options	10,602	—	6	24	—	—	30
Vesting of restricted stock units	493,381	(161,083)	331	(331)	(535)	—	(535)
Stock-based compensation	—	—	—	6,078	—	—	6,078
Loss for the period	—	—	—	—	—	(31,563)	(31,563)
March 31, 2022	404,588,758	(7,647,850)	$294,364	$1,861,017	$(61,261)	$(1,453,011)	$641,109
Issuance of common stock under employee stock purchase plan	265,214	—	166	217	—	—	383
Exercise of stock options	14,645	—	9	10	—	—	19
Vesting of restricted stock units	187,835	(61,551)	120	(120)	(158)	—	(158)
Stock-based compensation	—	—	—	8,646	—	—	8,646
Loss for the period	—	—	—	—	—	(69,956)	(69,956)
June 30, 2022	405,056,452	(7,709,401)	$294,659	$1,869,770	$(61,419)	$(1,522,967)	$580,043
Issuance of common stock for milestone payment	5,817,942	—	3,461	4,742	—	—	8,203
Exercise of stock options	8,056	—	5	5	—	—	10
Vesting of restricted stock units	777,590	(121,684)	471	(471)	(166)	—	(166)
Stock-based compensation	—	—	—	4,877	—	—	4,877
Loss for the period	—	—	—	—	—	(5,140)	(5,140)
September 30, 2022	411,660,040	(7,831,085)	$298,596	$1,878,923	$(61,585)	$(1,528,107)	$587,827

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,331)	$(106,659)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	127	426
(Accretion) amortization of investments	(2,583)	757
Stock-based compensation	10,999	19,601
Amortization of intangible asset	2,104	1,909
Changes in assets and liabilities:
Accounts receivable, net	8,590	40,274
Inventory	46,099	(59,640)
Prepaid and other current assets	28	(5,706)
Other long-term assets	(313)	—
Interest receivable	204	483
Deferred revenue	(10,372)	(1,012)
Accounts payable and other current liabilities	7,386	(74,672)
Other long-term liabilities	(1,413)	2,595
Net cash provided by (used in) operating activities	7,525	(181,644)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(24)	—
Maturities of securities	160,997	240,614
Purchases of securities	(115,496)	(37,507)
Net cash provided by investing activities	45,477	203,107
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of transaction costs	240	383
Proceeds from exercise of stock options, net of transaction costs	1,880	59
Taxes paid related to stock-based awards	(1,973)	(859)
Net cash provided by (used in) financing activities	147	(417)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	53,149	21,046
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	218,189	223,372
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$271,338	$244,418
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$(1,103)	$(1,490)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$430	$1,148
Initial recognition of furniture, fixtures and equipment lease	$624	$—

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Most of the Company’s historical revenue and sales, marketing and administrative activities and costs have been associated with commercial operations in the United States, or the U.S. The Company has launched commercial operations in certain European countries, such as the United Kingdom, or the UK, and Spain and continues pre-launch commercial activities throughout the rest of Europe. The Company’s operations outside of the U.S. and Europe are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including China and Canada.

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	N/A

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

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On June 1, 2023, the Company announced that the National Medical Products Administration, or NMPA, granted approval for VASCEPA under the MARINE indication and launched commercially in October 2023. On February 23, 2022, the Hong Kong Department of Health concluded their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At September 30, 2023, the Company had total assets of $839.0 million, of which $320.7 million consisted of cash and short-term investments. More specifically, the Company had current assets of $717.5 million, including cash and cash equivalents of $270.8 million, short-term investments of $49.8 million, accounts receivable, net, of $122.4 million and current inventory of $254.5 million. In addition, as of September 30, 2023, the Company had long-term inventory of $91.8 million. As of September 30, 2023, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2023 and December 31, 2022:

In thousands	September 30, 2023	December 31, 2022
Gross trade accounts receivable	$173,172	$187,418
Trade allowances	(38,790)	(44,626)
Chargebacks	(11,982)	(11,802)
Accounts receivable, net	$122,400	$130,990

Inventory

The Company states inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company classifies inventory as long-term inventory when consumption of the inventory is expected beyond the next 12 months. The Company classifies finished goods expected to be sold within the next 12 months, and all of VASCEPA's active pharmaceutical ingredient, or API, as current inventory. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of VASCEPA API.

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

The Company’s and its subsidiaries’ income tax returns are periodically examined by various tax authorities, including the Internal Revenue Service, or IRS, and state tax authorities. The Company is currently under audit by the IRS for its 2018 and 2019 U.S. income tax returns. An audit by the New Jersey Department of Treasury for the years 2012 to 2015 was closed in April 2023. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on its condensed consolidated financial position or results of operations.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Net loss—basic and diluted	$(19,311)	$(5,140)	$(53,331)	$(106,659)
Weighted average shares outstanding—basic and diluted	408,417	404,614	407,489	399,944
Net loss per share—basic and diluted (1)	$(0.05)	$(0.01)	$(0.13)	$(0.27)

(1) Excluding the licensing revenue change in estimate and Medicaid change in estimate, both discussed in Note 7 – Revenue Recognition, net loss per share basic and diluted for the three and nine months ended September 30, 2023 would have been $(0.06) and $(0.19), respectively.

For the three and nine months ended September 30, 2023 and 2022, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Stock options	27,797	19,040	27,797	19,040
Restricted stock and restricted stock units	13,676	14,663	13,676	14,663

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 30%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2023, and represented 37%, 37%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2023. Customers A, B, and C accounted for 26%, 36%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2022 and represented 41%, 32%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2022. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$179,173	$179,173	$—	$—
U.S. Treasury Securities	24,686	24,686	—	—
Agency Securities	18,762	—	18,762	—
Commercial Paper	4,769	—	4,769	—
Repo Securities	3,250	—	3,250	—
Certificate of Deposit	1,600	—	1,600	—
Total	$232,240	$203,859	$28,381	$—

	December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$81,870	$81,870	$—	$—
Commercial Paper	62,347	—	62,347	—
Corporate Bonds	28,416	—	28,416	—
Certificate of Deposit	9,100	—	9,100	—
Repo Securities	3,250	—	3,250	—
U.S. Treasury Securities	3,117	3,117	—	—
Agency Securities	1,554	1,554	—	—
Non-US Government Securities	1,393	—	1,393	—
Asset-Backed Securities	1,260	—	1,260	—
Total	$192,307	$86,541	$105,766	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the nine months ended September 30, 2023 and 2022 was a gain of less than $0.1 million and a loss of $0.7 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

The Company identifies a restructuring event as a program that is planned and controlled by management, and materially changes either the scope of the Company's business or the manner in which that business is conducted. The accounting for involuntary termination benefits that are provided pursuant to a one-time benefit arrangement are accounted for under ASC 420 – Exit or Disposal Cost Obligations whereas involuntary termination benefits that are part of an ongoing written or substantive plan are accounted for under ASC 712 – Compensation – Nonretirement Postemployment Benefits. The Company accrues a liability for termination benefits under ASC 712 when it is probable that a liability has been incurred and the amount can be reasonably estimated and under ASC 420 when the termination benefits are communicated.

In June 2023, the Company approved and subsequently announced on July 18, 2023, an Organizational Restructuring Plan, or ORP, to right-size and strengthen the Company. As part of the plan, the Company completed a reduction of its entire U.S. sales field force, as well as a reduction of approximately 30% of the non-sales positions. The Company maintained its managed care and trade organization to support U.S. commercial efforts. During the nine months ended September 30, 2023, the Company recognized approximately $10.7 million within restructuring expense on the condensed consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures.

The Company continued to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $12.7 million and $3.1 million during the three months ended September 30, 2023 and 2022, respectively, and $39.2 million and $18.1 million during the nine months ended September 30, 2023 and 2022, respectively, within cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company.

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan, or CRP, which included an organizational restructuring plan to address the shifts within the Company’s U.S. business. As part of the plan, the Company completed a reduction of its U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. During the three months ended June 30, 2022, the Company recognized approximately $10.2 million within restructuring expense on the condensed consolidated statement of operations related to the reduction in force, substantially all of which was cash expenditures.

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

The following table sets forth the components of the Company's restructuring charges for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Employee restructuring separation charges	$—	$230	$10,154	$9,353
Vendor contract charges	711	3,263	589	4,353
Total restructuring expense	711	3,493	10,743	13,706
Restructuring inventory	12,674	3,078	39,228	18,078
Stock forfeitures	1,034	137	1,034	591
Total restructuring costs incurred	$14,419	$6,708	$51,005	$32,375

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2022	$192
Costs incurred	51,005
Payments	(21,518)
Balance at September 30, 2023	$29,679

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

(3) Intangible Asset

Intangible asset consists of website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of September 30, 2023, the intangible asset has an estimated weighted-average remaining life of 7.3 years. The carrying value as of September 30, 2023 and December 31, 2022 is as follows:

In thousands	September 30, 2023	December 31, 2022
Technology rights	$32,859	$32,859
Accumulated amortization	(13,183)	(11,079)
Intangible asset, net	$19,676	$21,780

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by regulatory authorities. Inventories as of September 30, 2023 and December 31, 2022 consist of the following:

In thousands	September 30, 2023	December 31, 2022
Raw materials	$146,514	$126,391
Work in process	395	52,297
Finished goods	199,344	213,664
Total inventory (1)	$346,253	$392,352

(1) Total inventory consists of both current inventory and long-term inventory. During the nine months ended September 30, 2023, approximately $3.4 million of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory. During the nine months ended September 30, 2022 approximately $9.6 million of finished goods were expensed through cost of goods sold related to unsellable inventory not related to product dating.

As of September 30, 2023 and December 31, 2022, the Company had $91.8 million and $163.6 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of twelve months.

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

Amarin is named as a defendant in six antitrust class action lawsuits in the District Court for the District of New Jersey, as displayed in the table below. Each of the six antitrust class action lawsuits allege Amarin and its co-defendant suppliers violated state and federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets.

Lawsuits	Civil Action #	Direct/Indirect Purchasers
Uniformed Fire Officers Association Family Protection Plan Local 854	21-12061	Indirect Purchaser
Uniformed Fire Officers Association for Retired Fire Officers Family Protection Plan	21-12061	Indirect Purchaser
The International Union of Operating Engineers Locals 137, 137A, 137B, 137C, 137R	21-12416	Indirect Purchaser
KPH Healthcare Services, Inc.	21-12747	Direct Purchaser
Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund	21-13009	Direct Purchaser
Teamsters Health & Welfare Fund of Philadelphia and Vicinity	21-13406	Indirect Purchaser

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of the date of filing of this Quarterly Report, the Company has a total of approximately $59.0 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $42.5 million contingent on either certain suppliers obtaining regulatory approval in Europe or pricing reimbursement in certain European countries not occurring by June 30, 2024.

During the three months ended September 30, 2023, the Company determined that it was probable that the Company would not be able to obtain pricing reimbursement in certain countries outlined within renegotiated supply agreements by June 30, 2024. The Company's reasonable estimate of the liability is a range between $8.0 million and $15.8 million, with no amount within that range a better estimate than any other amount; accordingly an $8.0 million provision was recognized in cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The ultimate resolution of the matter could result in up to an additional $7.8 million of the amount accrued.

Also, under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholders) of £5 million (approximately $6.1 million as of September 30, 2023) for any such market approval.

The Company has no provision for any of these obligations, except the $8.0 million provision noted above, since the amounts are either not paid or payable as of September 30, 2023.

(6) Equity

Common Stock

During the nine months ended September 30, 2023 and 2022, in addition to ordinary shares issued as described in Incentive Equity Awards below, the Company issued 205,861 and 265,214 ordinary shares, respectively, under the Amarin Corporation plc 2017 Employee Stock Purchase Plan.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of September 30, 2023:

September 30, 2023
Outstanding stock options	27,796,736
% of outstanding shares on a fully-diluted basis	6%
Outstanding RSUs	13,676,317
% of outstanding shares on a fully-diluted basis	3%

The following table represents equity awards activity during the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Common shares issued for stock option exercises	1,239,763	33,303
Gross and net proceeds from stock option exercises	$1,878,000	$59,000
Common shares issued in settlement of vested RSUs	3,624,207	1,458,806
Shares retained for settlement of employee tax obligations ─ RSUs	1,063,987	344,318
Common shares issued in settlement of vested Performance-based RSUs (1)	342,040	—
Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	143,120	—
(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions during the year. These performance-based RSUs will vest over a three-year period based on continuous service from the grant date.

In July 2023, in connection with the implementation of a retention program, the Company granted a total of 3,978,300 stock options to employees under the 2020 Plan. The options vest 50% on both January 1, 2024 and January 1, 2025, respectively.

In July 2023, the Company granted a total of 1,209,824 RSUs and 3,629,465 stock options to members of the Company's Board of Directors under the 2020 Plan and in accordance with the Company's non-employee director compensation policy. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year, and are subject to deferred settlement upon the director’s separation of service with the Company. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control as defined in the 2020 Plan, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

In July 2023, the Company granted 5,000,000 stock options to Patrick Holt in connection with his appointment as President and Chief Executive Officer, which will vest upon achievement of specified stock price conditions for the Company.

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

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that VASCEPA will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s distributors and (iv) information obtained from other third parties regarding the payor mix for VASCEPA. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. For the three and nine months ending September 30, 2023, the Company recognized $6.5 million and $15.1 million related to a change in estimate primarily for the Medicaid rebate provision as a result of a change in the percentage of business within the Medicaid segment, with a related reduction in net loss by $6.5 million and $15.1 million in the three and nine months ended September 30, 2023, respectively. Excluding this change in estimate, net loss per share basic and diluted for the three and nine months ended September 30, 2023 would have been $(0.06) and $(0.17), respectively.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2023 and 2022:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2022	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	67,003	531,700	1,634	13,364	613,701
Provision related to prior period sales	—	(15,113)	(250)	106	(15,257)
Credits/payments made for current period sales	(30,450)	(442,673)	(953)	(11,732)	(485,808)
Credits/payments made for prior period sales	(42,389)	(75,297)	(1,219)	(1,008)	(119,913)
Balance as of September 30, 2023	$38,790	$134,710	$7,958	$2,786	$184,244

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2021	$86,636	$184,726	$8,090	$2,745	$282,197
Provision related to current period sales	71,164	490,995	1,738	21,048	584,945
Provision related to prior period sales	—	1,167	—	—	1,167
Credits/payments made for current period sales	(26,746)	(360,256)	—	(19,423)	(406,425)
Credits/payments made for prior period sales	(83,398)	(176,107)	(1,408)	(2,630)	(263,543)
Balance as of September 30, 2022	$47,656	$140,525	$8,420	$1,740	$198,341

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During the three months ended June 30, 2023, the Company adjusted the measure of performance and recognized an additional $5.0 million and $5.3 million of license revenue relating to Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, and HLS Therapeutics Inc., or HLS, respectively. Excluding this change in estimate, net loss per share basic and diluted for the nine months ended September 30, 2023 would have been $(0.16). Refer to Note 8—Development, Commercialization and Supply Agreements for further details.

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

Upon closing of the collaboration agreement, the Company made a non-refundable, non-creditable up-front payment of approximately $2.7 million. In addition, the agreement provides for the Company to pay milestone payments upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million up-front payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which was used to seek regulatory approval in Mainland China. The Company received approval of VASCEPA under the REDUCE-IT indication in Hong Kong in February 2022 and under the MARINE indication in Mainland China in the second quarter of 2023. Following approval of VASCEPA in Mainland China under the MARINE indication, the Company received a non-refundable $5.0 million milestone payment.

In addition to the non-refundable, up-front and regulatory milestone payments described above, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $148.0 million as well as tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $2.0 million to $15.0 million for a total of $33.0 million. As of September 30, 2023 the Company has received $6.0 million relating to milestone payments. Achievement of regulatory approval for a third indication is not probable. The achievement of the sales-based milestone events occur when annual aggregate net sales of VASCEPA in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

During the second quarter of 2023, Edding received regulatory approval in China under the MARINE indication and pursuit of additional indications outside of the REDUCE-IT indication is not probable. As a result, the Company re-evaluated the performance period and determined that completion of the remaining performance obligations was estimated to be by the end of December 2025. The effect of this change in estimate from the previously received up-front payment and prior year milestone payments was an increase of $5.0 million in licensing revenue and a related reduction in net loss by $5.0 million in the nine months ended September 30, 2023. In addition, the Company recognized $3.9 million related to the milestone payment received in the second quarter for the MARINE indication approval and the remaining $1.1 million will be recognized over the remaining performance period through December 2025. The change in estimate resulted in the remaining performance period decreasing from 11 years to 3 years for recognizing the remaining deferred revenue.

During the nine months ended September 30, 2023 and 2022, the Company recognized $9.7 million and $0.4 million, respectively, as licensing revenue related to the up-front and milestone payments received in connection with the Edding agreement. From contract inception through September 30, 2023 and December 31, 2022, the Company recognized $17.5 million and $7.7 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $4.5 million and $9.3 million is recorded in deferred revenue as of September 30, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets.

The Company recognized net product revenue of $0.3 million for the three and nine months ended September 30, 2023 related to sales to Edding (none in 2022).

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

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	NA
Bahrain	April 2021	April 2022	NA
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

The Company recognized net product revenue of $1.4 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, related to sales to Biologix (none in 2022).

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

During the second quarter of 2023, the Company concluded support for regulatory activities and pursuit of additional indications was deemed to be not probable. As a result, the Company re-evaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2023, resulting in a decrease of the previous performance period of eight years. The effect of this change in estimate was the remaining transaction price of $5.3 million being recognized in licensing revenue and a related reduction in net loss by $5.3 million in the nine months ended September 30, 2023 from the previously received up-front payment and prior year milestone payments.

During the nine months ended September 30, 2023 and 2022, the Company recognized $5.6 million and $0.5 million, respectively, as licensing revenue related to up-front and milestone payments received in connection with the HLS agreement. From the contract’s inception through September 30, 2023 and December 31, 2022, the Company has recognized $13.8 million and $8.2 million, respectively. Licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. As of December 31, 2022, the remaining transaction price of $5.6 million is recorded in deferred revenue on the condensed consolidated balance sheets. The Company fully recognized the transaction price as of June 30, 2023.

The Company recognized net product revenue of nil and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively, related to sales to HLS.

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

During the nine months ended September 30, 2023, the Company recognized $0.5 million as licensing revenue related to the up-front payment received in connection with the CSL agreement (none in 2022).

Lotus Pharmaceuticals

In July 2023, the Company entered into a distribution agreement with Lotus Pharmaceuticals, or Lotus, to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. The Company received an up-front payment of $0.3 million and is eligible to receive event-related and product-related milestone payments. The Company will be responsible for supplying finished product to Lotus at a pre-defined supply price.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Lotus, is a customer. The Company identified the following distinct performance obligations at the inception of the contract: an exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the South Korea and Southeast Asian territories.

The transaction price includes the $0.3 million up-front consideration. Any consideration related to event-based or product-based milestones will be recognized when the related milestone events occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three and nine months ended September 30, 2023, the Company recognized $0.3 million as licensing revenue related to the up-front payment received in connection with the Lotus agreement (none in 2022).

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2023 and 2022:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (1)	$15,346	$5,000	$(15,372)	$4,974

Nine months ended September 30, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$—	$(1,012)	$15,697

(1) The approximately $15.0 million reduction consists of recognition of $5.0 million and $5.3 million relating to the change in estimate for Edding and HLS, respectively, as well as recognizing, based on the revised timeline $3.9 million for the MARINE indication approval in China achieved during the three months ended June 30, 2023.

During the nine months ended September 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Nine months ended September 30,
Revenue recognized in the period from:	2023	2022
Amounts included in contract liability at the beginning of the period	$11,479	$1,012
Performance obligations satisfied in previous periods	$1,722	$—

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

As of September 30, 2023 and December 31, 2022, the total operating lease liability is $10.9 million and $11.6 million, respectively, and the total operating lease right-of-use asset is $8.5 million and $9.1 million, respectively.

The lease expense for the three and nine months ended September 30, 2023 is approximately $0.9 million and $2.4 million, respectively. The lease expense for the three and nine months ended September 30, 2022 is approximately $0.7 million and $1.9 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2023:

Undiscounted lease payments
Remainder of 2023	$770
2024	2,865
2025	2,188
2026	2,150
2027	1,962
2028 and thereafter	5,251
Total undiscounted payments	$15,186
Discount Adjustments	$(4,320)
Current operating lease liability	$1,896
Long-term operating lease liability	$8,970

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

The components of lease income are as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2023
Interest income from sales-type leases	$17	$44
Operating lease income	249	663
Loss recognized at commencement date of sales type lease	—	(61)
Total	$266	$646

Future minimum sales type lease and operating lease receivables as of September 30, 2023 are as follows:

	Sales-Type Leases	Operating Leases
Remainder of 2023	$29	$246
2024	117	1,006
2025	119	1,029
2026	122	1,051
2027	125	1,073
2028 and thereafter	345	2,974
Total	$857	$7,379

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

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or the ORP, resulting in the elimination and consolidation of certain roles across our organization, both in the U.S. and abroad, representing a reduction of our total employee base by approximately 30% from current levels. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. We expect the ORP will reduce operating costs by approximately $40.0 million annually. Our refocused strategic priorities and restructuring plan focuses on three core areas:

•
Maximizing U.S. Cash Flow Through Streamlined Model: We intend to maintain VASCEPA as a cost-competitive option to generics while implementing a reduction in force of all U.S. sales force positions and approximately 30% of non-sales positions. We intend to maintain our managed care and trade organization to support these efforts. We intend to continue to explore innovative approaches to driving revenue to maintain our leadership position in the icosapent ethyl, or IPE, market.
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
•
Expanding Upon International Partnerships: We intend to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, South Korea, Australia and New Zealand and will continue to explore additional partnerships.

In addition, Patrick Holt was appointed to serve as the Company's President and Chief Executive Officer and as a member of the

Board, effective July 18, 2023.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, more than 20 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	N/A

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

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	NA	March 2022	March 2022	March 2022
Finland	NA	October 2022	December 2022	December 2022
England/Wales	NA	July 2022	October 2022	October 2022
Spain	NA	July 2023	September 2023	September 2023
Netherlands	NA	August 2023	September 2023	September 2023
Scotland	NA	August 2023	August 2023	September 2023
Austria	September 2022	NA	September 2022	NA
Denmark	June 2022	NA	June 2022	NA

As discussed above, as part of the ORP announced in July 2023, we redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status and commercial progress to date, as well as streamline certain cross-geographic functions and better leverage learnings across countries. In addition, we intend to continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed. We are leveraging third-party relationships for various support activities and are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which is or will be utilized throughout Europe as launches are rolled out.

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

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong

Kong had commenced. On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated. The Company announced on June 1, 2023 that Edding received approval from NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding submitted a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	NA
Bahrain	April 2021	April 2022	NA
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

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

Other

We are in the second year of a three-year plan to submit and obtain regulatory approval in 20 or more additional countries and regions in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Quarterly Report, we have filed for regulatory review in 20 countries and regions and have received approval in 13 countries and regions outside of the United States and European Medicines Agency, or EMA, regulatory approval authority, including in Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. In July 2023, the Company entered into an agreement with Lotus Pharmaceuticals to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. In August 2023, the Company entered into an agreement with Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VAZKEPA in Israel, Gaza, West Bank, and the territories of the Palestinian Authority. The Company will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the United States and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Research and Development

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 40 clinical treatment guidelines, consensus statements or scientific statements from medical societies, scientific bodies, or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines or statements which were newly received during the third quarter of 2023 through the filing date of this Quarterly Report with recent examples as listed below:

•
In June 2023, the Chinese Cardiovascular Health Alliance issued a multidisciplinary consensus paper on the clinical management of hypertriglyceridemia stating that in REDUCE-IT, the primary combined endpoint was reduced by 25% in the IPE-treated group compared to the control group; a REDUCE-IT subgroup analysis found that IPE reduced risk of the composite endpoint of CV death, nonfatal Myocardial Infarction, or MI, nonfatal stroke, coronary revascularization, and unstable angina by 34% in patients who had undergone percutaneous coronary intervention. In addition, in patients with TG levels ≥1.7 to <5.7 mmol/L whose atherosclerotic cardiovascular disease, or ASCVD, risk assessment is high risk, after optimizing statins, the addition of IPE should be considered.
•
In July 2023, the American Heart Association, or AHA, and American College of Cardiology, or ACC, developed guidelines in collaboration with and endorsed by the American College of Clinical Pharmacy, the American Society of Preventive Cardiology, the National Lipid Association, or NLA, and the Preventive Cardiovascular Nurses Association for the management of patients with chronic coronary disease. This included that REDUCE-IT found IPE significantly reduced the relative risk of Major adverse cardiovascular events, or MACE, by 25% and CV death by 20%; the benefit appeared driven by the increase in EPA levels and not the modest 17% reduction in TG levels.
•
In August 2023, the European Society of Cardiology, or ESC, issued guidelines for the management of cardiovascular disease, or CVD, in patients with diabetes stating that if TGs remain elevated even with a statin-based regimen, IPE might be preferred over other omega-3 fatty acids at the dose of 2 g twice daily due to its favorable impact on CV outcomes reported in REDUCE-IT, where benefit was consistent in patients with (58%) and without diabetes (Pint = 0.29). This benefit remained significant even considering a slight increase of low-density lipoprotein-cholesterol, or LDL-C, and high-sensitivity C-reactive protein, or hsCRP, due to the effect of mineral oil in the placebo arm.
•
In August 2023, the ESC issued guidelines for the management of acute coronary syndromes, including that in REDUCE-IT, IPE 2 g twice a day in patients on statin therapy and with elevated TG levels demonstrated a beneficial effect on a composite of CV death, MI, stroke, coronary revascularization, or unstable angina compared with placebo; MACE (CV death, MI, or stroke) and CV death were also significantly reduced.

In August 2023, we supported research that was presentation at the ESC Congress, both onsite and online in Amsterdam. This new research included, along with other topics, the REDUCE-IT mediation analysis report of the contribution of IPE and other biomarkers to MACE reduction.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA internally and have done so since we began clinical development of VASCEPA prior to the drug’s marketing approval by U.S. FDA in 2012. We rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of September 30, 2023, we had inventory of $346.3 million, of which 80% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources, such as Symphony Health, may differ from period to period. During the quarters ended September 30, 2023 and 2022, our product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the three and nine months ended September 30, 2023 and 2022, we incurred costs within Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and September 30, 2022

Total revenue, net. We recorded total revenue, net, of $66.1 million and $89.9 million during the three months ended September 30, 2023 and 2022, respectively, a decrease of $23.8 million, or 27%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the three months ending September 30, 2023, we also sold VASCEPA by prescription in certain countries in Europe. VASCEPA is also available by prescription in Canada, Lebanon, the United Arab Emirates, Kuwait, and Saudi Arabia through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $25.5 million decrease in U.S. net product revenue, offset in part by a $1.3 million increase in net product revenue outside of the United States and an $0.5 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $64.9 million and $89.2 million during the three months ended September 30, 2023 and 2022, respectively, a decrease of $24.3 million, or 27%. This decrease was due primarily to a 29% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net of $62.4 million and $87.9 million during the three months ended September 30, 2023 and 2022, respectively. This decrease was due to a decline in net selling price as a result of the impact from an increase in generic competition in the market, offset by an adjustment primarily related to Medicaid rebates of $6.5 million. During the three months ended September 30, 2023, there were four generics in the market. During the three months ended September 30, 2022 there were three generics in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, increased for the three months ended September 30, 2023 by 5% as compared to the three months ended September 30, 2022. Our share of the icosapent ethyl market has decreased to approximately 58% in the three months ended September 30, 2023 compared to approximately 62% in the three months ended September 30, 2022. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 4% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

In Europe, we recorded product revenue, net, of $0.8 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, we recorded $1.8 million of product revenue, net, from our collaboration partners compared to $0.6 million during the three months ended September 30, 2022.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2023, we continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as progressing regulatory filings and supporting approval processes in up to six countries throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended September 30, 2023 and 2022 was $1.2 million and $0.7 million, respectively, an increase of $0.5 million, or 76%. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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
•
Lotus – a $0.3 million up-front payment which was received upon closing of the agreement in August 2023.

The up-front and milestone payments from Edding and HLS are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The up-front payments from CSL and Lotus are recognized upon closing the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended September 30, 2023 and 2022 was $36.2 million and $27.0 million, respectively, an increase of $9.2 million, or 34%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended September 30, 2023 and 2022, we recorded as cost of goods sold - restructuring inventory $12.7 million and $3.1 million, respectively, as a result of amendments to our supplier agreements.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2023 and 2022 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended September 30, 2023 and 2022 was 44% and 70%, respectively. Excluding the restructuring inventory charge, gross margin was 64% and 73% for the three months ended September 30, 2023 and 2022, respectively. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2023 and 2022 was $45.5 million and $58.7 million, respectively, a decrease of $13.3 million, or 23%. Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 are summarized in the table below:

	Three months ended September 30,
In thousands	2023	2022
Selling expense (1)	$24,054	$32,443
General and administrative expense (2)	17,753	21,915
Non-cash stock-based compensation expense (3)	3,650	4,387
Total selling, general and administrative expense	$45,457	$58,745

(1)
Selling expense for the three months ended September 30, 2023 and 2022 was $24.1 million and $32.4 million, respectively, a decrease of $8.4 million, or 26%. This decrease is primarily due to a reduction in costs associated with our ORP and cost reduction plans resulting in decreased promotional initiatives, reduced travel and elimination of our U.S. sales force.
(2)
General and administrative expense for the three months ended September 30, 2023 and 2022 was $17.8 million and $21.9 million, respectively, a decrease of $4.2 million, or 19%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP and cost reduction plans in 2022.
(3)
Non-cash stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $3.7 million and $4.4 million, respectively, a decrease of $0.7 million, or 17%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is primarily due to the reversal of expense associated with the ORP announced in July 2023.

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

Research and development expense. Research and development expense for the three months ended September 30, 2023 and 2022 was $5.1 million and $5.8 million, respectively, a decrease of $0.7 million, or 11%. Research and development expenses for the three months ended September 30, 2023 and 2022 are summarized in the table below:

	Three months ended September 30,
In thousands	2023	2022
REDUCE-IT study (1)	$261	$282
Fixed-dose combination (2)	521	1,508
Regulatory filing fees and expenses (3)	192	436
Internal staffing, overhead and other (4)	3,139	2,912
Research and development expense, excluding non-cash expense	4,113	5,138
Non-cash stock-based compensation expense (5)	992	627
Total research and development expense	$5,105	$5,765
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
(5)
Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to personnel supporting our research and development and regulatory functions. The increase is due to the prior year reversal of expense associated with certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on various factors, including the impact of U.S. generic competition as well as timing of pricing reimbursements throughout Europe.

Restructuring expense. Restructuring expense for the three months ended September 30, 2023 and 2022 was $0.7 million and $3.5 million, respectively, a decrease of $2.8 million, or 80%. The charge in the current year is due to the implementation of the ORP which was approved during the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. The prior year charge was due to the discontinuation of the German operations announced on August 19, 2022, which resulted from a viable agreement on the reimbursement price of VAZKEPA in Germany not being reached. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the three months ended September 30, 2023 and 2022 was $3.2 million and $0.8 million, respectively, an increase of $2.5 million, or 329%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year period compared to the prior year period.

Other (expense) income, net. Other (expense) income, net, for the three months ended September 30, 2023 and 2022 was expense of $0.6 million and income of $0.5 million, respectively, a decrease of $1.1 million, or 213%. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2023 and 2022 was $0.5 million and $1.3 million, respectively. The provision for the three months ended September 30, 2023 is the result of 2022 tax provision to tax return true-up, changes in unrecognized tax benefits, and income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Comparison of Nine Months Ended September 30, 2023 and September 30, 2022

Total revenue, net. We recorded total revenue, net, of $232.2 million and $278.9 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $46.8 million, or 17%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the nine months ended September 30, 2023, we also sold VASCEPA by prescription in certain countries in Europe. VASCEPA is also available by prescription in Canada, Lebanon, the United Arab Emirates, Kuwait, and Saudi Arabia through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $63.0 million decrease in U.S. net product revenue offset in part by a $0.7 million increase in net product revenue outside of the United States and a $15.5 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $214.7 million and $277.0 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $62.3 million, or 22%. This decrease was due primarily to a 23% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $209.0 million and $272.0 million during the nine months ended September 30, 2023 and 2022, respectively. This decrease was due to a decline net selling price as a result of the impact from an increase in generic competition in the market, offset by an adjustment primarily related to Medicaid rebates of $15.1 million. During the nine months ended September 30, 2023, there were four generics in the market. During the majority of the nine months ended September 30, 2022, there were three generics in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, increased for the nine months ended September 30, 2023 by 4% as compared to the nine months ended September 30, 2022. Our share of the icosapent ethyl market has decreased to approximately 57% in the nine months ended September 30, 2023 compared to approximately 66% in the nine months ended September 30, 2022. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 10% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

In Europe, we recorded product revenue, net, of $1.9 million and $2.2 million during the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, we recorded $3.9 million of product revenue, net, from our collaboration partners compared to $2.9 million during the nine months ended September 30, 2022.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2023, we continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as progressing regulatory filings and supporting approval processes in up to six countries throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the nine months ended September 30, 2023 and 2022 was $17.5 million and $1.9 million, respectively, an increase of $15.5 million, or 798%. The increase is primarily due to the recognition of previously deferred milestone and upfront payments relating to Edding and HLS due to a change in the estimates in which we previously recognized revenue. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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
•
Lotus – a $0.3 million up-front payment which was received upon closing of the agreement in August 2023.

The up-front and milestone payments from Edding and HLS are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The up-front payment from CSL and Lotus are recognized upon closing the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. During the second quarter of 2023, the performance period for Edding and HLS was re-evaluated and adjusted, resulting in the Company recognizing an additional $5.0 million and $5.3 million, respectively, in license revenues related to this change in estimate for the nine months ended September 30, 2023. For additional information over the change in estimate refer to Note 8 - Development, Commercialization and Supply Agreements.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the nine months ended September 30, 2023 and 2022 was $111.8 million and $100.1 million, respectively, an increase of $11.7 million, or 12%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the nine months ended September 30, 2023 and 2022, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in charges of $39.2 million and $18.1 million, respectively, which were recorded as cost of goods sold - restructuring inventory. During the nine months ended September 30, 2022, approximately $9.6 million of inventory was expensed through cost of goods sold not due to product dating unsellable inventory.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2023 and 2022 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the nine months ended September 30, 2023 and 2022 was 48% and 64%, respectively. Excluding the restructuring inventory and inventory write-off charges, gross margin was 66% and 74% for the nine months ended September 30, 2023 and 2022, respectively. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2023 and 2022 was $156.0 million and $236.3 million, respectively, a decrease of $80.3 million, or 34%. Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 are summarized in the table below:

	Nine months ended September 30,
In thousands	2023	2022
Selling expense (1)	$88,519	$147,829
General and administrative expense (2)	58,534	71,791
Non-cash stock-based compensation expense (3)	8,944	16,665
Total selling, general and administrative expense	$155,997	$236,285

(1)
Selling expense for the nine months ended September 30, 2023 and 2022 was $88.5 million and $147.8 million, respectively, a decrease of $59.3 million, or 40%. This decrease is primarily due to a reduction in costs associated with our ORP and cost reduction plans resulting in decreased promotional initiatives, reduced travel and elimination of our U.S. sales force.
(2)
General and administrative expense for the nine months ended September 30, 2023 and 2022 was $58.5 million and $71.8 million, respectively, a decrease of $13.3 million, or 18%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP and cost reduction plans as well as a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market. The decrease in general and administrative expense was offset by advisory fees related to the shareholder's special meeting.
(3)
Non-cash stock-based compensation expense for the nine months ended September 30, 2023 and 2022 was $8.9 million and $16.7 million, respectively, a decrease of $7.7 million, or 46%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of expense associated with our former CEO's resignation, the ORP announced in July 2023, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

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

Research and development expense. Research and development expense for the nine months ended September 30, 2023 and 2022 was $16.4 million and $25.2 million, respectively, a decrease of $8.7 million, or 35%. Research and development expenses for the nine months ended September 30, 2023 and 2022 are summarized in the table below:

	Nine months ended September 30,
In thousands	2023	2022
REDUCE-IT study (1)	$825	$1,475
Fixed-dose combination (2)	1,236	4,244
Regulatory filing fees and expenses (3)	758	1,581
Internal staffing, overhead and other (4)	10,519	14,345
Research and development expense, excluding non-cash expense	13,338	21,645
Non-cash stock-based compensation expense (5)	3,090	3,527
Total research and development expense	$16,428	$25,172

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

Restructuring expense. Restructuring expense for the nine months ended September 30, 2023 and 2022 was $10.7 million and $13.7 million, respectively, a decrease of $3.0 million, or 22%. The charge in the current year is due to the implementation of the ORP which was approved in the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. The prior year charge was the result of the implementation of the CRP announced on June 6, 2022, which primarily related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the nine months ended September 30, 2023 and 2022 was $8.4 million and $1.2 million, respectively, an increase of $7.2 million, or 580%. Interest income, net represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year period compared to the prior year period.

Other (expense) income, net. Other (expense) income, net, for the nine months ended September 30, 2023 and 2022 was income of $3.1 million and expense of $2.0 million, respectively, an increase of $5.1 million, or 255%. Other (expense) income, net, primarily consists of the ERC awarded as part of the CARES Act, gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2023 and 2022 was $2.1 million and $9.6 million, respectively. The provision for the nine months ended September 30, 2023 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability. The decrease compared to the prior year is primarily due to a lower annualized estimated tax rate used in 2023 as compared to 2022 as well as by a true-up of the 2022 tax provision to the 2022 tax return and changes in unrecognized tax benefits.

Liquidity and Capital Resources

As of September 30, 2023, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $271.3 million and short-term investments of $49.8 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2023	2022
Cash provided by (used in):
Operating activities	$7.5	$(181.6)
Investing activities	45.5	203.1
Financing activities	0.1	(0.4)
Increase in cash and cash equivalents and restricted cash	$53.1	$21.1

Net cash provided by operating activities increased during the nine months ended September 30, 2023 as compared to net cash used in operating activities during the same period in 2022. This is primarily as a result of higher costs in 2022 associated with commercial and pre-launch operations in Europe as well as an increase in inventory purchases in the first half of 2022, offset by a decrease in U.S. product revenue in 2023.

Net cash provided by investing activities during the nine months ended September 30, 2023 decreased due primarily to proceeds from the maturity of $161.0 million in investment-grade interest bearing instruments, partially offset by $115.5 million in purchases of the investment-grade interest bearing instruments as compared to the same period in 2022 where proceeds from the maturity of investment-grade interest bearing instruments was $240.6 million, partially offset by $37.5 million in purchases of investment-grade interest bearing instruments.

Net cash provided by financing activities during the nine months ended September 30, 2023 as compared to net cash used in financing activities during the same period in 2022 was primarily as a result of an increase in proceeds related to stock option exercises, offset by taxes paid related to stock-based awards.

As of September 30, 2023, we had net accounts receivable of $122.4 million, current inventory of $254.5 million and long-term inventory of $91.8 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.6 billion as of September 30, 2023. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and pricing and reimbursement of VAZKEPA in Europe.

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

As of September 30, 2023, we had cash and cash equivalents of $270.8 million and short-term investments of $49.8 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and are adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” of our Annual Report. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three and nine months ended September 30, 2023, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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
•
If we are no longer able to meet the listing requirements of the NASDAQ Global Market, our stock may be delisted.

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

Generally, once a generic version of a drug is available in the market, the generic version is typically used by pharmacies across the U.S. to fill a prescription for any use of the drug, subject to state substitution laws. Although, we intend to vigorously defend our intellectual property rights related to VASCEPA, there can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by the U.S. FDA, even if such use is determined to infringe certain of our patent claims.

Given the changing dynamic in the U.S. market, in 2022 we initiated cost and organizational restructuring plans which reduced our U.S. commercial team from approximately 300 sales representatives to approximately 75 sales representatives by the end of 2022, and in July 2023 all remaining sales force positions in the U.S. were eliminated and our overall headcount was reduced by 30% as part of our Organizational Restructuring Program, or ORP. Although these initiatives are expected to result in an improved expense structure, such efforts could impact employee morale and make hiring and retaining talented personnel more challenging, may not result in all of the cost savings or other benefits we anticipate, and are costly to implement. Furthermore, such efforts may reduce our ability to expand use of VASCEPA.

In Europe, we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States, particularly in light of the level of competition, including from generic products, in the United States, and as part of our ORP, we intend to redesign our commercial infrastructure in Europe and work on generating revenues in other international markets as well. This process is conducted on a country-by-country basis and is time consuming and complex, and, even though the EC approved the marketing authorization for VAZKEPA in March 2021, and we have received positive national pricing and reimbursement decisions in certain countries, including, England and Wales, Spain, Sweden and Finland, there is no guarantee that we will be able to negotiate and obtain further reimbursement and pricing terms on favorable terms, or at all, in the other countries where we are pursuing commercialization. Further, successful progress or pricing terms in one country may not be indicative of our outcomes in other jurisdictions. For example, although the UK’s National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA® and use across the National Health Service, or NHS, in England and Wales, we decided to discontinue business operations in Germany following the conclusion of negotiations with the National Association of Statutory Health Insurance Funds during which a viable agreement on the reimbursement price of VAZKEPA could not be reached. The Arbitration Board process concluded without an agreement in November 2022 and although we plan to resubmit a pricing and reimbursement dossier with new data in Germany, we may be unable to resume commercial operations in Germany. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries, and if we are unable to do so, and continue to face increased competition in the United States, our financial position could be materially and adversely impacted.

We have been developing VAZKEPA on our own in Europe, where we have limited experience. We are exploring possible strategic collaborations in smaller markets within Europe and in other major markets, which will increase our reliance on third parties, over whom we have limited control. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. We have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East, Australia, New Zealand, Greater China, South Korea and many markets in Southeast Asia, and Israel. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, or that we will be able to rely upon these third parties; if commercialization plans for VASCEPA do not meet expectations in major markets such as the United States and Europe, our business and prospects could be materially and adversely affected.

The commercial value of VASCEPA outside the United States may be smaller than we anticipate, including if we are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited.

There can be no assurance as to the market for VASCEPA outside the United States, and we may face challenges in successfully achieving market opportunities available to us. Despite having received EC approval to commercialize VAZKEPA in Europe and approval elsewhere around the world, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing, and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials, any of which could limit the market opportunity, or our ability to capitalize on such opportunity, for VASCEPA.

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

We may be unsuccessful in expanding our global footprint. We are launching VAZKEPA on our own in the most commercially significant markets in Europe, and have redesigned our commercial infrastructure in Europe. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage and may be impacted by decisions by and interactions with local regulators. We have no prior experience as a company operating a commercial-stage pharmaceutical business in Europe. As noted above, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached with German regulators and we have discontinued our Germany business operations. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

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
•
the lack of complementary products to be offered may put us at a competitive disadvantage relative to companies with more extensive product lines;
•
an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions;
•
unforeseen costs and expenses associated with operating a new independent sales and marketing organization outside of the United States; and
•
any lingering or resumed impact from COVID-19 on healthcare providers, patients and personnel.

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

Our ability to generate meaningful revenues of VASCEPA outside of the United States is dependent on the availability and extent of coverage and reimbursement from third-party payors. In many markets around the world, these payors, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payors are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from generics. Refer to “Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details.

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

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. China’s National Medical Products Administration, or NMPA, approved VASCEPA as an adjunct to diet to reduce the levels of triglyceride in adult patients suffering from severe hypertriglyceridemia (≥500mg/dL) and Edding is now working towards securing National Reimbursement Drug Listing for VASCEPA in Mainland China under the REDUCE-IT indication. Even though such results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

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

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by companies such as Hikma, Dr. Reddy's, Apotex and Teva all of which have greater resources than us, and with the potential for further generic versions being launched possibly in the near term, it may not be viable for us to continue to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

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

Consistent with the competitive landscape in the United States, our competitors outside of the United States include large, well-established and experienced pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies and we have limited experience as a company self-commercializing a product outside of the United States.

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

As generic competitors seek to compete with VASCEPA in the United States and elsewhere, we could face additional challenges to our patents and additional patent litigation.

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

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. Refer to “Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement" in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Refer to “Item 1. Business - Government Regulation – United States Healthcare Reform and Legislation" in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. In August 2023, the government selected the first 10 drugs to be put through the

Medicare drug price negotiation program, which is currently the subject of several constitutional challenges. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

The REDUCE-IT cardiovascular outcomes trial was conducted in part through clinical sites in the EEA. As a result, we are subject to additional privacy restrictions. The collection and use of personal health data in the EU and the UK is governed by the provisions of the GDPR, and its UK equivalent, collectively referred to as GDPR. The GDPR imposes several requirements relating to the legal basis for processing personal data which may include the consent of the individuals to whom the personal data relates, the information provided to the individuals and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to third countries, including the United States. A decision by the Court of Justice of the European Union, or CJEU, in 2020 invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR's cross-border data transfer restrictions, and raised questions about whether the EC's Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Furthermore, on June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. They require a case-by-case assessment of the law in the recipient country to ensure it provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and require businesses to adopt supplementary measures if such standard is not met. The new SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, or UK IDTA, which entered into force on March 21, 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, the successor of the EU-U.S. Privacy Shield framework. On the basis of the new adequacy decision, personal data can flow from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. The UK government also established the UK-U.S. Data Bridge for the UK Extension to the Data Privacy Framework that allows certified US companies to receive UK personal data through the Framework. However, the validity of the Framework has already been challenged in European courts. We will be required to transition to the new forms of transfer mechanisms and doing so will require significant effort and cost. The new transfer mechanisms may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. Failure to comply with the requirements of the GDPR or the UK GDPR, and the related national data protection laws of the EEA Member States or the UK may result in substantial fines. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be costly, onerous and adversely affect our business, financial condition, prospects and results of operations.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea and Southeast Asia, and Israel, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance of commercial launch, including in China and various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, the ability to qualify any new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. For example, the EMA has not yet approved use of each of our suppliers used for VASCEPA in the United States for supply of VAZKEPA in the EU.

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

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa, Canada and, most recently, Australia, New Zealand, South Korea and Southeast Asia, and Israel. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

Edding is responsible for development and commercialization activities in the China Territory and associated expenses under our development, commercialization and supply agreement with them. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding has successfully undertaken clinical trials and approval initiatives under our arrangement with them, including the announcement of statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA and has obtained approval for VASCEPA in Hong Kong under the REDUCE-IT indication and in Mainland China under the MARINE indication. In October 2023, Edding submitted for the approval of the REDUCE-IT indication in Mainland China. However, Edding may be required to undertake pre- or post-approval clinical development efforts in these markets, or Edding may face challenges or be unsuccessful in commercial launch. Further, any development and regulatory efforts in the China Territory may be negatively impacted by the lingering effects of the coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively commercialize VASCEPA in the China Territory, we may not be able to generate revenue from our agreement with Edding resulting from the sale of VASCEPA in the China Territory.

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries, with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada, with CSL Seqirus, or CSL, to commercialize and distribute VASCEPA in Australia and New Zealand, Lotus Pharmaceuticals, or Lotus, to commercialize and distribute VASCEPA in several countries in Southeast Asia and Neopharm (Israel)

1996 Ltd., or Neopharm, to distribute VASCEPA in Israel. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates, Lebanon, Kuwait and Saudi Arabia, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to secure approval and successfully commercialize the product in those markets, which markets can be complex and challenging.

If Edding, Biologix, HLS, CSL, Lotus or Neopharm, or other third parties who we rely on for development and commercialization of VASCEPA, do not successfully carry out their contractual obligations or meet expected deadlines, our recourse and remedies against these parties is limited.

Our efforts to launch and support commercialization of VAZKEPA on our own in Europe is a complex undertaking for a company that, other than the launch of VAZKEPA in certain countries in the last two years, has not launched or otherwise commercialized a product in Europe and could be subject to significant risks of execution to our successful development and revenue generation of VAZKEPA in Europe.

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

In the U.S., to help patients afford our approved product, we utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 30%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2023, and represented 37%, 37%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2023. Customers A, B, and C accounted for 26%, 36%, and 31%, respectively, of gross product sales for the nine months ended September 30, 2022, and represented 41%, 32%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2022. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2022 and 2020, we reported net losses of approximately $105.8 million and $18.0 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2022 of $1.5 billion. For the nine months ended September 30, 2023 and 2022, we reported losses of approximately $53.3 million and $106.7 million, respectively, and we had an accumulated deficit as of September 30, 2023 of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Even though VASCEPA has been approved by the U.S. FDA for marketing in the United States for two important indications, received marketing authorization in Europe and is approved in smaller jurisdictions, it may not gain enough market acceptance to support consistent profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our commercialization efforts in the United States and Europe. If we are unable to consistently generate robust product revenues, we will not become profitable on a sustained basis in the near term, if ever, and may be unable to continue operations without continued funding.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $270.8 million and short-term investment balance of $49.8 million as of September 30, 2023 will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe on our operations and those of our customers and any current or potential generic competition.

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

Risks Related to Ownership of our ADSs and Common Shares

*If we are no longer able to meet the listing requirements of the NASDAQ Global Market, our stock may be delisted.

The NASDAQ Global Market, or NASDAQ, on which our ADSs are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 consecutive days. We received a deficiency letter in October 2023, as our ADSs have traded below $1.00 for 30 consecutive days. Such deficiency letter does not result in the immediate delisting of our ADSs and we are provided a compliance period of 180 calendar days to regain compliance with NASDAQ's minimum bid price requirement. If we are to remain out of compliance, NASDAQ may elect, subject to any potential additional cure periods, to initiate a process that could delist our common shares from trading on the NASDAQ. Should such a delisting occur, it would adversely impact the liquidity and price of our ADSs and would impede our ability to raise capital.

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

As of October 27, 2023, we had 408,291,815 common shares outstanding, including 387,902,637 shares held as ADSs and 20,389,178 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as Russia's invasion of Ukraine and current armed conflict in Israel and the Gaza Strip, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, the current armed conflict in Israel and the Gaza Strip, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2023 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - 31, 2023	101,388	$1.19
August 1 - 31, 2023	123,047	1.18
September 1 - 30, 2023	10,909	1.05
Total	235,344	$1.18

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

On September 12, 2023, Dr. Steven Ketchum, President of R&D and Chief Scientific Officer of the Company, adopted a trading arrangement for the sale of securities of the Company's common stock, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Ketchum's Rule 10b5-1 Trading Plan, which has a plan end date of December 31, 2025, provides for the sale of up to 1,598,749 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	CEO Employment Agreement between Patrick Holt and Amarin Corporation, plc. dated July 18, 2023	Current Report on Form 8-K filed with the Commission on July 20, 2023, as Exhibit 10.1	July 20, 2023

10.2	Option Award Agreement (attached to Exhibit 10.1)	Current Report on Form 8-K filed with the Commission on July 20, 2023, as Exhibit 10.2	July 20, 2023

10.3	Amendment No. 2 to the Amarin Corporation plc 2020 Stock Incentive Plan	Current Report on Form 8-K filed with the Commission on July 25, 2023, as Exhibit 10.2	July 25, 2023

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: November 1, 2023

AMARIN CORPORATION PLC

By:	/s/ Tom Reilly
Tom Reilly

Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: November 1, 2023